Form 10-Q
period 2000-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2000-09-11
CIK 1114220

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended June 30, 2000

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 000-30929

                        KERYX BIOPHARMACEUTICALS, INC.
            (Exact Name of Registrant as Specified in its Charter)


               Delaware                                134087132
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)


                           5 Kiryat Mada, Har Hotzvim
                             Jerusalem 91236 Israel
          (Address Including Zip Code of Principal Executive Offices)

                                +972-2-541-2700
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes NO X (the registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on July 28,
                                    2000.)
                                  ---     ---

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 11, 2000.

         Common Stock, $0.001 par value, 19,423,268 shares outstanding


                 KERYX BIOPHARMACEUTICALS, INC. AND SUBSIDIARY
                              INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                       PAGE
Item 1.  Financial Statements

         Consolidated Balance Sheets.............................................       1

         Consolidated Statements of Operations...................................       2

         Consolidated Statements of Cash Flows...................................       3

         Notes to Consolidated Financial Statements..............................       4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................................       7

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk............................................................      11

PART II.  OTHER INFORMATION
                                                                                       11
Item 2.  Changes in Securities and Use of Proceeds

Item 4.  Submission of Matters to a Vote of Security Holders.....................      12

Item 6.  Exhibits and Reports on Form 8-K........................................      12
SIGNATURES.......................................................................      13

PART  I.  FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS

                 KERYX BIOPHARMACEUTICALS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                               December 31,        June 30,
                                                                                       1999            2000
                                                                           ----------------    ------------
                                                                               (Audited)       (Unaudited)
Assets

Current assets
Cash and cash equivalents                                                  $      4,126,735    $  5,033,424
Other receivables                                                                    85,685          89,122
Prepaid expenses                                                                    166,137         117,965
                                                                           ----------------    ------------

                                                                                  4,378,557       5,240,511

Long-term investments in respect of
 fundings for severance benefits                                                     64,047          88,720

Fixed assets                                                                        160,141         176,819

Deferred costs in respect of
 initial public offering                                                                  -         723,894

Patents                                                                             345,471         605,863
                                                                           ----------------    ------------

                                                                           $      4,948,216    $  6,835,807
                                                                           ================    ============
Liabilities and stockholders' equity

Current liabilities
Accounts payable and accrued expenses                                      $        252,934    $    741,278
Due to related party                                                                141,483               -
                                                                           ----------------    ------------
                                                                                    394,417         741,278

Long-term liabilities
Liability in respect of employee
 severance benefits                                                                 117,736         159,103
                                                                           ----------------    ------------
                                                                                    512,153         900,381

Stockholders' equity
Series A convertible preferred stock, $0.001 par value
 each (liquidation preference - $100 per share plus all
 declared but unpaid dividends, 170,000 shares
  authorized, 79,465 and 118,645 issued and fully paid at December 31,
 1999 and June 30, 2000 respectively)                                                    79             118
Common stock, $0.01 par value each (20,000,000 shares
 authorized, 1,208,306 and 8,108,306 shares issued and
 fully paid at December 31, 1999 and June 30, 2000
 respectively)                                                                        1,208           8,108
Additional paid-in capital                                                       19,712,951      30,221,175
Unearned compensation                                                            (2,854,280)     (6,169,433)
Accumulated deficit                                                             (12,423,895)    (18,124,542)
                                                                           ----------------    ------------

Total stockholders' equity                                                        4,436,063       5,935,426
                                                                           ----------------    ------------

 Total liabilities and stockholders'equity                                 $      4,948,216    $  6,835,807
                                                                           ================    ============

   The accompanying notes are an integral part of the condensed consolidated financial statements

                 KERYX BIOPHARMACEUTICALS, INC. AND SUBSIDIARY
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

Condensed Consolidated Statements of Operations for the Three Months and Six
----------------------------------------------------------------------------
Months Ended June 30, 1999 and 2000
-----------------------------------

                                                                                                                     Amounts
                                                                                                                     Accumulated
                                                                                                                     During the
                                                                                                                     Development
                                                      Three months ended            Six months ended                 Stage
                                                      ---------------------------   ----------------------------     ------------
                                                      June 30,       June 30,       June 30,        June 30,         June 30,
                                                      1999           2000           1999            2000             2000
                                                      ------------   ------------   -----------     ------------     ------------
                                                      (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)      (Unaudited)
                                                      ------------   ------------   -----------     ------------     ------------
Management fees from related company                   $         -   $          -   $         -     $          -     $    299,997
                                                      ------------   ------------   -----------     ------------     ------------
Expenses
Research and development expenses                      $   369,763   $  1,128,791   $   784,184     $  2,529,670     $ 11,428,319
General and administrative expenses                        265,592      2,175,083       528,897        3,268,596        6,617,934
                                                      ------------   ------------   -----------     ------------     ------------
Operating loss                                            (635,355)    (3,303,874)   (1,313,081)      (5,798,266)     (17,746,256)

Financing income (expenses)                                (90,305)        97,947       (99,904)         152,619         (273,091)
                                                      ------------   ------------   -----------     ------------     ------------
Net loss before income taxes                              (725,660)    (3,205,927)   (1,412,985)      (5,645,647)     (18,019,347)

Taxes on income                                                  -         27,879             -           55,000          105,195
                                                      ------------   ------------   -----------     ------------     ------------
Net loss                                                  (725,660)    (3,233,806)   (1,412,985)      (5,700,647)     (18,124,542)

Accumulated deficit at beginning of period              (4,108,458)   (14,890,736)   (3,421,133)     (12,423,895)               -
                                                      ------------   ------------   -----------     ------------     ------------
Accumulated deficit at end of period                   $(4,834,118)  $(18,124,542)  $(4,834,118)    $(18,124,542)    $(18,124,542)
                                                      ============   ============   ===========     ============     ============
Earnings (losses) per share

Basic and diluted losses per common share              $     (0.09)  $      (0.40)  $     (0.17)    $      (0.70)    $      (2.24)
Weighted average shares used in computing basic
 and diluted net loss per common share                   8,108,306      8,108,306     8,108,306        8,108,306        8,108,306
Pro forma net loss per common share                    $     (0.05)  $      (0.23)  $     (0.10)    $      (0.40)    $      (1.27)
Weighted average shares used in
 computing pro forma net loss per
 common share                                           14,223,268     14,223,268    14,223,268       14,223,268       14,223,268

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 KERYX BIOPHARMACEUTICALS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                  Amounts
                                                                                                  Accumulated
                                                                                                  During the
                                                                                                  Development
                                                              Six months ended                    Stage
                                                             -------------------------------      -------------
                                                              June 30,          June 30,          June 30,
                                                              1999              2000              2000
                                                             ------------       ------------      -------------
                                                              (Unaudited)       (Unaudited)       (Unaudited)
                                                             ------------       ------------      -------------
Cash flows from operating activities
Net loss                                                     $(1,412,985)       $(5,700,647)      $(18,124,542)

Adjustments to reconcile net loss to
  net cash used in operating activities:
Employee stock compensation expense                                    -          2,695,555          7,660,352
Consultants' stock compensation expense                                -            736,810          1,785,721
Interest on convertible notes                                     95,864                  -            252,966
Provision for employee severance benefits                        (18,623)            41,367            181,103
Depreciation                                                      20,843             16,124             92,292

 Changes in assets and liabilities:
Decrease (increase) in other receivables                          21,259             (3,437)           (62,768)
Decrease (increase) in prepaid expenses                           (6,882)            48,172           (139,841)
Decrease in related party                                              -           (141,483)                 -
Increase (decrease) in accounts
 payable and accrued expenses                                    (70,160)           488,344            730,370
                                                             -----------        -----------       ------------

Net cash used for operating activities                        (1,370,684)        (1,819,195)        (7,624,347)
                                                             -----------        -----------       ------------
Cash flows from investing activities
Investment in fixed assets                                          (602)           (32,802)          (268,371)
Purchases in other assets                                        (93,477)          (260,392)          (606,832)
Fundings in respect of employee severance benefits                     -            (24,673)          (110,720)
                                                             -----------        -----------       ------------

Net cash used for investing activities                           (94,079)          (317,867)          (985,923)
                                                             -----------        -----------       ------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 1999 and 2000
--------------------------------------------------------------------------------

                                                                                                     Amounts
                                                                                                     Accumulated
                                                                                                     During the
                                                                                                     Development
                                                                     Six Months Ended                Stage
                                                                     ----------------------------    -----------
                                                                     June 30,       June 30,         June 30,
                                                                     1999           2000             2000
                                                                     ------------   -------------    -----------
                                                                     (Unaudited)    (Unaudited)      (Unaudited)
                                                                     ------------   -------------    -----------
Cash flows from financing activities

Proceeds from short-term loans                                              -                 -          500,000
Proceeds from long-term loans                                         124,861                 -        3,250,902
Issuance of convertible notes, net                                  2,150,000                          2,150,000
Issuance of shares, net and contributed capital                            52         3,767,647        8,459,980
Issuance costs relating to initial public offering                          -          (723,894)        (723,894)
                                                                   ----------         ---------       ----------
Net cash provided by financing activities                           2,274,913         3,043,753       13,636,988
                                                                   ----------         ---------       ----------
Effect of exchange rate on cash                                           378              (232)           6,476

Net increase (decrease) in cash and cash equivalents                  809,772           906,459        5,026,949

Cash and cash equivalents at beginning of period                      127,872         4,126,735                -
                                                                   ----------        ----------      -----------
Cash and cash equivalents at end of period                         $  938,022        $5,033,425      $ 5,033,425
                                                                   ==========        ==========      ===========
Non-cash transactions
Conversion of short-term loans into contributed capital            $        -        $        -      $   500,000
Conversion of long-term loans into contributed capital                      -                 -        2,680,541
Conversion of long-term loans into convertible notes of Partec        570,361                 -          570,361
Conversion of convertible notes of Partec and accrued interest
into stock in Keryx                                                         -                 -        2,973,376
Declaration of stock dividend                                               -                 -              402

Supplementary disclosures of cash flow information
Cash paid during the period for interest                                    -                 -          134,055
Cash paid during the period for income taxes                                -                 -                -


The accompanying notes are an integral part of the condensed consolidated financial statements.

                 KERYX BIOPHARMACEUTICALS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1 - General:

    Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

    The accompanying consolidated financial statements for the period ended June 30, 2000 have been prepared in order to present the financial position, results of operations and cash flows relating to the Company's activities for all periods covered by the statements. Until November 1999, most of the Company's activities were carried out by Partec Limited, an Israeli corporation, and its subsidiaries (hereinafter collectively referred to as "Partec"). The subsidiaries of Partec during the period prior to November 1999 were SignalSite Inc. (85% owned) and its wholly owned subsidiary SignalSite Israel Ltd., and Vectagen Inc. (87.25% owned) and its wholly owned subsidiary, Vectagen Israel Ltd. In November 1999, the Company and its subsidiary acquired substantially all of the assets and liabilities of Partec and as of that date, the activities formerly carried out by Partec are now performed by the Company and its subsidiary. Consequently, these financial statements include the activities performed in previous periods by Partec by aggregating the relevant historical financial information with the financial statements of the Company as if they had formed a discrete operation under common management for the entire development stage. This has been effected by means of an "as if" pooling and Partec is being presented as a "predecessor" company.

    Earnings per Share

    Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the effect of common shares issued upon exercise of stock options and warrants. The dilutive effect of stock options is considered in earnings per share calculations if dilutive, using the treasury stock method.

    Unaudited Pro Forma Net Loss Per Share

    The Company completed its initial public offering as described in Note 4 below. The unaudited pro forma net loss per share included in these financial statements reflects the conversion of all shares of Series A convertible preferred stock, which were automatically converted upon consummation of the initial public offering, to 6,114,962 shares of common stock at a 51.54:1 ratio. The weighted average number of shares used to calculate the unaudited pro forma net loss per share reflects the conversion of the preferred stock as though it occurred on January 1, 1999.



Note 2 - Recent Accounting Pronouncements:

    The Financial Accounting Standards Board ("FASB") Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" ("Statement 137") was issued in June 1999. Statement 137 defers the effective date of FASB 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") for one year. Statement 133 generally requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not expect the adoption of Statement 133 to have a significant impact on its financial statements.


    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN No. 44). This interpretation clarifies the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 15, 2000. The Company does not expect FIN No. 44 to have a material effect on its financial statements.

Note 3 - Stockholders' Equity:

A. In January 2000, 39,180 shares of Series A convertible preferred stock were issued as part of the continuation of the private placement commenced in 1999 in consideration for $3.9 million.

B. In March 2000, the board of directors amended the vesting terms of 19,999 options granted in November 1999 as part of the Company's stock option plan. These options were to vest on the effective date of the Company's initial public offering on Nasdaq instead of upon start of a specific clinical trial. The options were subsequently cancelled upon termination of the optionee's employment before the options had vested.

C. In June 2000, the stockholders approved an increase in authorized capital stock by 20,000,000 to 40,000,000 of common stock, par value $0.001, which increase took effect on the completion of an initial public offering.

D. In June 2000, the board of directors declared a 3:2 common stock dividend to be effective in conjunction with the Company's initial public offering, whereby the stockholders receive one share of common stock for each two shares of common stock held at July 15, 2000. These financial statements have been prepared to retroactively reflect the stock dividend.

E. In June 2000, the Company adopted a stock option plan (the "New Plan") pursuant to which the compensation committee of the Company's board of directors may grant stock options to directors, consultants, and employees. The new plan authorizes option grants to purchase up to 4,455,000 shares of authorized but unissued common stock. As of June 2000, the compensation committee issued incentive stock options to purchase 10,000 shares of common stock to employees and non-qualified options to purchase 84,500 shares of common stock to employees and consultants at an exercise price equal to the share price of the Company's initial public offering. 4,360,500 shares of common stock remain available for grant.



Note 4 - Subsequent Events

    Initial public offering

    The Company completed its initial public offering of 4.6 million shares of its common stock at $10 per share pursuant to a Registration Statement on Form S-1 (Registration no. 333-37402) on July 28, 2000. Additionally, the underwriters exercised a portion of their over-allotment option and purchased an additional 600,000 shares of the Company's common stock, at $10 per share, on August 30, 2000. Total proceeds of this offering, including the exercise of the over-allotment option, were approximately $46.9 million, net of underwriting fees and estimated offering expenses of approximately $5.1 million.

    As a result of the offering, all outstanding shares of Series A Convertible Preferred Stock automatically converted into 6,114,962 shares of common stock.

    Stock Options

    In August 2000, the Company's compensation committee granted non-qualified options to consultants to purchase 4,500 shares of common stock, under the New Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  We were incorporated as a Delaware corporation in October 1998. Since commencing operations, our activities have been primarily devoted to developing our technologies as well as business development, raising capital, purchasing assets and recruiting personnel. We are a development stage company and have no product sales to date. Our major sources of working capital have been proceeds from various private financings. We have a 100% wholly owned subsidiary, Keryx (Israel) Limited, which engages in research and development activities and administrative functions in Israel.

  Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and organizational affairs and other expenses relating to the design, development, testing, and enhancement of our product candidates. We expense our research and development costs as they are incurred.

  General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

  Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. Compensation expense for options granted to employees represents the difference between the fair value of our common stock and the exercise price of the options at the date of grant. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Compensation for options granted to consultants has been determined in accordance with SFAS No. 123 as the fair value of the equity instruments issued. APB Opinion No. 25 has been applied in accounting for fixed and milestone-based stock options to employees and directors as allowed by SFAS No. 123. This amount is being recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statement of operations. We expect to record additional non-cash compensation expense in the future, which may be significant. However, because some of the options are milestone-based, the total expense is uncertain.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

  Revenues. We are a development stage company and have not had revenues from our planned principal operations.

  Research and Development Expenses. Research and development expenses increased by $759,000 to $1,129,000 for the quarter ended June 30, 2000 as compared to $370,000 for the quarter ended June 30, 1999. This increase was primarily attributable to the non-cash compensation expense of $846,000 during the period related to stock options. We expect our research and development costs to increase significantly over the next several years as we expand our research and product development efforts and implement our business strategy.

  General and Administrative Expenses. General and administrative expenses increased by $1,909,000 to $2,175,000 for the quarter ended June 30, 2000 as compared to $266,000 for the quarter ended June 30, 1999. This increase was primarily attributable to non-cash compensation expense of $1,243,323 during the period related to stock options. We expect general and administrative expenses to continue to increase over the next several years as we implement our business strategy and commercialize our products.

  Income Taxes. Most of our operating losses are attributable to our predecessor company and stock-based compensation, and accordingly, as of June 30, 2000, we had a minimal net operating loss carryforward for US federal income tax purposes. This loss carryforward is available to offset against future federal taxable income, if any, and begins expiring in 2019. Our net operating loss carryforward for tax purposes could significantly increase as a result of the exercise of options granted to employees, consultants and directors. However, utilization of net operating losses and credits in the US may be substantially limited due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. In addition, an annual limitation may result in the expiration of net operating losses and credits before utilization. Management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance is appropriate, and accordingly, no asset was recorded. Income tax expense attributable to income from the continuing operations of our subsidiary in Israel was $28,000 for the quarter ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

  Revenue. As a development stage company, we did not have any revenues for either of the six-month periods ending June 30, 2000 or June 30, 1999.

  Research and Development Expenses. Research and development expenses increased by $1,746,000 to $2,530,000 for the six months ended June 30, 2000 as compared to $784,000 for the six months ended June 30, 1999. This increase was primarily attributable to non-cash compensation expense of $1,375,000 related to stock options for the six months ended June 30, 2000, as well as to the expansion of our existing research and development activities during the period. We expect our research and development costs to increase significantly over the next several years as we expand our research and product development efforts and implement our business strategy.


  General and Administrative Expenses. General and administrative expenses increased by $2,740,000 to $3,269,000 for the six months ended June 30, 2000 as compared to $529,000 for the six months ended June 30, 1999. This increase was primarily attributable to non-cash compensation expense of $2,057,000 related to stock options for the six months ended June 30, 2000. We expect general and administrative expenses to continue to increase over the next several years as we implement our business strategy and commercialize our products.

  Income Taxes. Most of our operating losses are attributable to our predecessor company and stock-based compensation, and accordingly, as of June 30, 2000, we had a minimal net operating loss carryforward for US federal income tax purposes. This loss carryforward is available to offset against future federal taxable income, if any, and begins expiring in 2019. Our net operating loss carryforward for tax purposes could significantly increase as a result of the exercise of options granted to employees, consultants and directors. However, utilization of net operating losses and credits in the US may be substantially limited due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. In addition, an annual limitation may result in the expiration of net operating losses and credits before utilization. Management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance is appropriate, and accordingly, no asset was recorded. Income tax expense attributable to income from the continuing operations of our subsidiary in Israel was $55,000 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations from inception primarily through various private financings. As of June 30, 2000, we had received gross proceeds of $11.6 million from issuances of common and preferred stock and $3.2 million through the contribution of notes by holders in our predecessor company.

  As of June 30, 2000, we had $5.0 million in cash and cash equivalents. Cash used in operating activities for the six-month period ended June 30, 2000 was $1.8 million as compared to $1.37 million for the six-month period ended June 30, 1999. This increase was due primarily to increased losses associated with the expansion of our business. Net cash used in investing activities was $0.32 million for the six-month period ended June 30, 2000, consisting primarily of prosecution of patent applications and related capital expenditures.

  In connection with research services provided to us, we are obligated to make annual payments totaling $466,000 to Yissum until December 15, 2001. In addition, in connection with our license agreement for KRX-101, we are obligated to make milestone payments to Alfa Wassermann of up to $2,950,000 and annual payments in the aggregate of up to $900,000.

  We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that the net proceeds of approximately $46.9 million from our July 2000 initial public offering of 5,200,000 shares of common stock, which includes the exercise of a portion of the underwriters' overallotment option, together with our existing cash and cash equivalents immediately prior to our initial public offering will be sufficient to enable us to meet our planned operating needs for at least the next 22 months. Over the next 22 months we expect to spend approximately $14 million on clinical trials, $15 million on discovery research (including $1.2 million in connection with sponsored research arrangements), $12.5 million on general corporate expenditures, $4 million on capital expenditures, $900,000 on patents and $500,000 on facilities rent, including a four-year operating lease obligation amounting to approximately $200,000. We expect to fund the $4 million estimated capital expenditures through financial leasing arrangements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

These factors include the following:

  .  the progress of our research activities;

  .  the number and scope of our research programs;

  .  the progress of our pre-clinical and clinical development activities;

  . the progress of the development efforts of parties with whom we have entered into research and development agreements;

  . our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

  .  our ability to achieve our milestones under licensing arrangements;

  . the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

  .  the costs and timing of regulatory approvals.

  We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.


FORWARD LOOKING STATEMENTS

  Statements contained or referenced in this filing that are not historical facts may be forward-looking statements, as the term is defined in the Private Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Our actual results and the timing of certain events may differ significantly from the results discussed in forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the risks outlined in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The forward-looking statements contained in this filing or in our Registration Statement on Form S-1 include, among other things, statements relating to our drug development and regulatory strategy, growth strategy, use of proceeds, projected capital expenditures, research and development expenditures, other costs and expenses, revenue, profitability, and liquidity and capital resources.

  Any and all of our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Our actual future results may vary materially.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. We currently maintain an investment portfolio of primarily money market investments and certificates of deposits with maturities of less than 90 days. We expect to maintain our portfolio in cash equivalents and short-term, interest bearing securities, including commercial paper, money market funds and government debt securities. The average duration of all of our investments in 1999 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

  Foreign Currency Rate Fluctuations. While our Israeli subsidiary primarily operates in New Israel Shekels or NIS, most operating expenses and commitments are linked to the US dollar. As a result, there is currently minimal exposure to foreign currency rate fluctuations. Any foreign currency revenues and expenses are translated using the daily average exchange rates prevailing during the year and any transaction gains and losses are included in net income. In the future, our subsidiary may enter into NIS-based commitments that may expose us to foreign currency rate fluctuations. We may use hedging instruments, including forward contracts, to minimize any foreign currency rate fluctuation exposure. Any hedging transactions that we enter into may not adequately protect us against currency rate fluctuations and may result in losses to us.

  Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.


PART II.  OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

  (c) Changes in Securities. During the quarter ended June 30, 2000, we issued options to an officer and two consultants of the company to purchase 93,000 shares of our common stock under our 2000 Stock Option Plan. These options are exercisable at an exercise price of $10.00 per share. The shares underlying these options have not been registered under the Securities Act of 1933, as amended.

  We believe that the issuance of these options was exempt from registration under the Securities Act of 1933, as amended, because they were issued pursuant to a compensatory benefit plan pursuant to Rule 701 under that Act. We believe all option grantees had adequate access, through their relationships with us, to information about us.

  (d)  Use of Proceeds

  Our registration statement on Form S-1 (Registration No. 333-37402) relating to our initial public offering of common stock was declared effective by the SEC on July 28, 2000. We registered a total of 5,290,000 shares of common stock at a maximum aggregate offering price of $52,900,000. In our initial public offering, we sold 4,600,000 shares of common stock at a price of $10.00 per share. Our initial public offering was managed on behalf of the underwriters by Roth Capital Partners (in the United States) and WestLB Panmure Limited (in the United Kingdom). The offering commenced on July 28, 2000 and closed on August 3, 2000. On August 30, 2000, the underwriters purchased an additional 600,000 shares of our common stock in connection with the exercise of their over-allotment option. Proceeds to us from our initial public offering (including those derived from the exercise of the underwriters' over-allotment option), after deduction of the underwriting discounts and commissions of approximately $3.64 million and offering expenses of approximately $1.5 million, totaled approximately $46.9 million. We paid the amount of approximately $60,000 to Pennie & Edmonds, LLP for legal services rendered in connection with the initial public offering. S. Leslie Misrock, one of our directors, is a senior partner of Pennie & Edmonds. Apart from that payment to Pennie & Edmonds, none of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers or their associates, to persons owning 10% or more of any class of our equity securities or to our affiliates. We did not use any of the proceeds from our initial public offering in the quarter to which this report relates because the offering closed subsequent to the quarter end. We have not used any offering proceeds to date. We have invested the proceeds in short term money market accounts. The balance of the offering proceeds remains available to us to use for the purposes specified in our registration statement on Form S-1 including (1) to fund clinical trials for KRX-101 for diabetic nephropathy; (2) to fund clinical trials for KRX-123 for hormone-resistant prostate cancer; (3) to fund expansion of our KinAce platform and to further develop the compounds we have generated with it; and (4) for working capital and general corporate purposes.

The occurrence of unforeseen events or changed business conditions could cause us to use the proceeds of our initial public offering in a manner other than as described above.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Pursuant to our By Laws and Section 228(a) of the Delaware General Corporation Law, stockholders owning a majority of our common and Series A preferred stock, acting by written consent dated June 26, 2000, voted to approve the 2000 Stock Option Plan and to increase our authorized share capital by 20,000,000 shares of common stock so that, after such increase, our authorized share capital would be 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. A total of 7,001,118 votes were cast in favor of the approval of the 2000 Stock Option Plan and the increase of our authorized share capital.

Proper notice was give to all stockholders of the foregoing actions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

1.1       Underwriting Agreement (without exhibits)
3.1       Amendment to Certificate of Incorporation
27.1      Financial Data Schedule

(b) REPORTS ON FORM 8-K

None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         KERYX BIOPHARMACUTICALS, INC.

Date:     September 11, 2000       By: /s/ Morris Laster
                                       -----------------
                                   Morris Laster
                                   Chief Executive Officer and Chairman


Date:     September 11, 2000       By: /s/ Robert Gallahue, Jr.
                                       ------------------------
                                   Robert Gallahue, Jr.
                                   Chief Financial Officer and Treasurer