Form 10-Q
period 2000-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2000-11-14
CIK 1114220

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
 requirements for the past 90 days. Yes X   NO
                                       ---    ---

As of November 10, 2000, the issuer had outstanding 19,504,643 shares of Common Stock, $0.001 par value.

                                                                            Page

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Interim Consolidated Balance Sheets..............................  1

         Interim Consolidated Statements of Operations....................  2

         Interim Consolidated Statements of Cash Flows....................  3

         Notes to Interim Consolidated Financial Statements...............  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................  8

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk.................................................... 12

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................ 13


Item 6.  Exhibits and Reports on Form 8-K................................. 13
SIGNATURES................................................................ 14

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Interim Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000
----------------------------------------------------------------------------------

                                                                                     December 31        September 30
                                                                                     1999               2000
                                                                                     (Audited)          (Unaudited)
                                                                                     ------------       ------------
Assets

Current assets
Cash and cash equivalents                                                            $  4,126,735       $ 50,349,477
Other receivables                                                                          85,685            443,523
Prepaid expenses                                                                          166,137            104,591
                                                                                     ------------       ------------
     Total current assets                                                               4,378,557         50,897,591

Long-term investments related to severance obligations                                     64,047             97,753

Fixed assets, net                                                                         160,141            243,463

Patents                                                                                   345,471            675,746
                                                                                     ------------       ------------
                                                                                     $  4,948,216       $ 51,914,553
                                                                                     ============       ============
Liabilities and Stockholders' Equity

Current liabilities

Other liabilities and accrued expenses                                               $    252,934       $    472,291
Related party                                                                             141,483              3,505
                                                                                     ------------       ------------
     Total current liabilities                                                            394,417            475,796

Long-term liabilities

Liability in respect of employee severance benefits                                       117,736            187,433
                                                                                     ------------       ------------
     Total liabilities                                                                    512,153            663,229
                                                                                     ------------       ------------
Stockholders' equity

Series A convertible preferred stock, $0.001 par value each (liquidation preference - $100 per share plus all declared
 but unpaid dividends, 170,000 shares authorized, 79,465 and 0 issued and fully
 paid at December 31, 1999 and September 30, 2000, respectively)                               79               --


Common stock, $0.001 par value each (20,000,000 and 40,000,000 shares authorized, 1,208,306 and 19,440,147 shares issued
 and fully paid at December 31, 1999 and September 30, 2000, respectively)                  1,208             19,440
Additional paid-in capital                                                             19,712,951         78,158,164
Unearned compensation                                                                  (2,854,280)        (6,036,915)
Accumulated deficit                                                                   (12,423,895)       (20,889,365)
                                                                                     ------------       ------------
     Total stockholders' equity                                                         4,436,063         51,251,324
                                                                                     ------------       ------------
                                                                                     $  4,948,216       $ 51,914,553
                                                                                     ============       ============

The accompanying notes are an integral part of the interim consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Interim Consolidated Statements of Operations and Accumulated Deficit for the Three Months and Nine Months Ended
September 30, 1999 and 2000
-------------------------------------------------------------------------------------------------------------------

                                                                                                                     Amounts
                                                                                                                 Accumulated
                                                                                                                  During the
                                                                                                                 Development
                                                         Three months ended              Nine months ended             Stage
                                                 ---------------------------     ---------------------------    ------------
                                                September 30    September 30    September 30   September 30     September 30
                                                 -----------    ------------     -----------    ------------    ------------
                                                        1999            2000            1999           2000             2000
                                                 -----------    ------------     -----------    ------------    ------------
                                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                 -----------    ------------     -----------    ------------    ------------
Management fees from related company             $         -    $          -    $          -     $        -     $    299,997
                                                 -----------    ------------     -----------    ------------    ------------
Expenses
Research and development expenses                    508,769       1,892,833       1,292,953       4,422,503      13,321,152
General and administrative expenses                   96,256       1,364,857         625,153       4,633,453       7,982,791
                                                 -----------    ------------     -----------    ------------    ------------
     Total operating expenses                        605,025       3,257,690       1,918,106       9,055,956      21,303,943
                                                 -----------    ------------     -----------    ------------    ------------
Operating loss                                      (605,025)     (3,257,690)     (1,918,106)     (9,055,956)    (21,003,946)

Financing income (expenses)                          (76,426)        530,867        (176,330)        683,486         257,776
                                                 -----------    ------------     -----------    ------------    ------------
Net loss before income taxes                        (681,451)     (2,726,823)     (2,094,436)     (8,372,470)    (20,746,170)

Income taxes                                            --            38,000            --            93,000         143,195
                                                 -----------    ------------     -----------    ------------    ------------
Net loss for period                                 (681,451)     (2,764,823)     (2,094,436)     (8,465,470)    (20,889,365)

Accumulated deficit at beginning of period        (4,834,118)    (18,124,542)     (3,421,133)    (12,423,895)           --
                                                 -----------    ------------     -----------    ------------    ------------
Accumulated deficit at end of period             $(5,515,569)   $(20,889,365)    $(5,515,569)   $(20,889,365)   $(20,889,365)
                                                 ===========    ============     ===========    ============    ============


Basic and diluted net loss per common share           ($0.08)         ($0.17)         ($0.26)         ($0.79)         ($2.42)
Weighted average shares used in computing
basic and diluted net loss per common share        8,108,306      15,927,878       8,108,306      10,721,036       8,630,852
Pro forma net loss per common share                   ($0.05)         ($0.16)         ($0.15)         ($0.55)         ($1.45)
Weighted average shares used in computing pro
forma net loss per common share                   14,223,268      17,706,190      14,223,268      15,385,368      14,455,688


The accompanying notes are an integral part of the interim consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 2000
---------------------------------------------------------------------------------------------------


                                                                                                                  Amounts
                                                                                                              Accumulated
                                                                                                               During the
                                                                                                              Development
                                                                                     Nine months ended              Stage
                                                                        ------------------------------       ------------
                                                                      September 30        September 30       September 30
                                                                              1999                2000               2000
                                                                        -----------        -----------       ------------
                                                                        (Unaudited)        (Unaudited)        (Unaudited)
                                                                        -----------        -----------       ------------
Net loss                                                                $(2,094,436)       $(8,465,470)      $(20,889,365)

Adjustments to reconcile cash flows used in operating activities:
  Revenues and expenses not involving cash flows:
         Employee stock compensation expense                                     --          3,358,965          8,323,762
         Consultants' stock compensation expense                                 --          1,745,451          2,794,362
         Interest expense on convertible notes settled
          through issuance of preferred shares                              177,252                 --            252,966
         Provision for employee severance benefits                           22,180             69,697            209,433
         Depreciation                                                        13,232             11,305             87,473

         Increase in other receivables                                      (13,356)          (357,838)          (417,169)
         Decrease (increase) in prepaid expenses                             (3,823)            61,546           (126,467)
         Increase (decrease) in related party                                  (515)          (137,978)             3,505
         Increase (decrease) in other liabilities and
          accrued expenses                                                   (6,100)           219,357            468,091
                                                                        -----------        -----------       ------------
Net cash used in operating activities                                    (1,905,566)        (3,494,965)        (9,293,409)
                                                                        -----------        -----------       ------------
Cash flows from investing activities

Purchases of fixed assets                                                   (18,560)           (94,628)          (330,197)
Investment in patents                                                       (91,980)          (330,275)          (676,715)
Purchase of investment securities -
  employee severance obligation                                             (23,263)           (33,706)          (119,753)
                                                                        -----------        -----------       ------------
Net cash used in investing activities                                      (133,803)          (458,609)        (1,126,665)
                                                                        -----------        -----------       ------------

The accompanying notes are an integral part of the interim consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 2000
-------------------------------------------------------------------------------------------------------------------

                                                                                                                      Amounts
                                                                                                                  Accumulated
                                                                                                                   During the
                                                                                                                  Development
                                                                                       Nine Months Ended                Stage
                                                                              ----------------------------        -----------
                                                                           September 30       September 30       September 30
                                                                                   1999               2000               2000
                                                                              ---------        -----------        -----------
                                                                            (Unaudited)        (Unaudited)        (Unaudited)
                                                                              ---------        -----------        -----------
Cash flows from financing activities
Proceeds from short-term loans                                                        -                  -            500,000
Proceeds from long-term loans                                                   124,861                  -          3,250,902
Issuance of convertible notes, net                                            2,150,000                  -          2,150,000
Issuance of shares, net and contributed capital                                      52         50,176,316         54,868,649
                                                                              ---------        -----------        -----------
Net cash provided by financing activities                                     2,274,913         50,176,316         60,769,551
                                                                              ---------        -----------        -----------
Effect of exchange rate on cash                                                     474             (2,442)             4,286

Net increase in cash and cash equivalents                                       236,018         46,220,300         50,353,763

Cash and cash equivalents at beginning of period                                127,872          4,126,735                  -
                                                                              ---------        -----------        -----------
Cash and cash equivalents at end of period                                    $ 363,416        $50,349,477        $50,349,477
                                                                              =========        ===========        ===========

Non-cash transactions

Conversion of short-term loans into contributed capital                         $     -           $      -          $  50,000
Conversion of long-term loans into contributed capital                                -                  -          2,680,541
Conversion of long-term loans into convertible notes of Partec                  570,361                  -            570,361
Conversion of convertible notes of Partec and accrued interest
 into stock in Keryx                                                                  -                  -          2,973,376
Declaration of stock dividend                                                         -              2,702              2,702

Supplementary disclosures of cash flow information

Cash paid during the period for interest                                              -                  -            134,055
Cash paid during the period for income taxes                                          -             78,251             78,251


The accompanying notes are an integral part of the interim consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Notes to the Interim Consolidated Financial Statements of September 30, 2000
----------------------------------------------------------------------------

  Note 1 - General:

     Basis of Presentation

     The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

     The accompanying unaudited interim consolidated financial statements for the period ended September 30, 2000 have been prepared in order to present the financial position, results of operations and cash flows relating to the Company's activities for all periods covered by the statements. Until November 1999, most of the Company's activities were carried out by Partec Limited, an Israeli corporation, and its subsidiaries (hereinafter collectively referred to as "Partec"). The subsidiaries of Partec during the period prior to November 1999 were SignalSite Inc. (85% owned) and its wholly owned subsidiary SignalSite Israel Ltd., and Vectagen Inc. (87.25% owned) and its wholly owned subsidiary, Vectagen Israel Ltd. In November 1999, the Company and its subsidiary acquired substantially all of the assets and liabilities of Partec and as of that date, the activities formerly carried out by Partec are now performed by the Company and its subsidiary. Consequently, these financial statements include the activities performed in previous periods by Partec by aggregating the relevant historical financial information with the financial statements of the Company as if they had formed a discrete operation under common management for the entire development stage. This has been effected by means of an "as if" pooling and Partec is being presented as a "predecessor" company.

     Loss Per Share

     Basic loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share does not reflect the effect of common shares issued upon exercise of stock options and warrants, as their inclusion would be anti-dilutive.

     Unaudited Pro Forma Net Loss Per Share

     The Company completed its initial public offering as described in Note 3 below. The unaudited pro forma net loss per share included in these financial statements reflects the conversion of all shares of Series A convertible preferred stock, which were automatically converted upon consummation of the initial public offering, to 6,114,962 shares of common stock at a 51.54:1 ratio. The weighted average number of shares used to calculate the unaudited pro forma net loss per share reflects the conversion of the preferred stock as though it occurred on January 1, 1999.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Notes to the Interim Consolidated Financial Statements of September 30, 2000
----------------------------------------------------------------------------

     Note 2 - Recent Accounting Pronouncements:

     The Financial Accounting Standards Board ("FASB") Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("Statement 140") was issued in September 2000. Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but retains most of Statement 125's provisions without reconsideration. The Company does not expect the adoption of Statement 140 to have a significant impact, if any, on its financial statements.

     Note 3 - Stockholders' Equity:

A. In January 2000, 39,180 shares of Series A convertible preferred stock were issued as part of the continuation of the private placement commenced in 1999 in consideration for $3.9 million.

B. In June 2000, the stockholders approved an increase in authorized capital stock by 20,000,000 to 40,000,000 shares of common stock, par value $0.001, which increase took effect on the completion of an initial public offering.

C. In June 2000, the board of directors declared a 3:2 common stock dividend to be effective in conjunction with the Company's initial public offering, whereby the stockholders receive one share of common stock for each two shares of common stock held of record at July 15, 2000. These financial statements have been prepared to retroactively reflect the stock dividend.

D. In June 2000, the Company adopted a stock option plan (the "new plan") pursuant to which the compensation committee of the Company's board of directors may grant stock options to directors, consultants, and employees. The new plan authorizes option grants to purchase up to 4,455,000 shares of authorized but unissued common stock. As of September 2000, the compensation committee has issued incentive stock options to purchase 10,000 shares of common stock to employees and non-qualified options to purchase 177,500 shares of common stock to employees and consultants at an exercise price set based upon an average of the closing price of our common stock on Nasdaq on the five trading days preceding the date of each grant. The exercise prices of these options range between $10.00-$12.6375 per share. 4,267,500 shares of common stock remain available for grant.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Notes to the Interim Consolidated Financial Statements of September 30, 2000
----------------------------------------------------------------------------

     Note 3 - Stockholders' Equity:

E. The Company completed its initial public offering of 4.6 million shares of its common stock at $10 per share pursuant to a Registration Statement on Form S-1 (Registration no. 333-37402) which was effective on July 28, 2000. Additionally, the underwriters exercised their over-allotment option and purchased an additional 600,000 shares of the Company's common stock, at $10 per share, on August 30, 2000. Total proceeds of this offering, including the exercise of the over-allotment option, were approximately $46.4 million, net of underwriting fees and estimated offering expenses of approximately $5.6 million.

     As a result of the offering, all outstanding shares of Series A Convertible Preferred Stock automatically converted into 6,114,962 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We were incorporated as a Delaware corporation in October 1998. Since commencing operations, our activities have been primarily devoted to developing our technologies, raising capital, purchasing assets and recruiting personnel. We are a development stage company and have no product sales to date. Our major sources of working capital have been proceeds from various private placements of equity securities and, more recently, our initial public offering of 5,200,000 common shares at $10 per share. We have a 100% wholly owned subsidiary, Keryx (Israel) Limited, which engages in research and development activities and administrative functions in Israel.

     Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property activities and other expenses relating to the design, development, testing, and enhancement of our product candidates. We expense our research and development costs as they are incurred.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

     Our results of operations include non-cash compensation expense as a result of the grants of stock and stock options. Compensation expense for options granted to employees represents the difference between the intrinsic value of our common stock and the exercise price of the options at the date of grant. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Compensation for options granted to consultants has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." APB Opinion No. 25 has been applied in accounting for fixed and milestone-based stock options to employees and directors as allowed by SFAS No. 123. The compensation cost is recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statement of operations. We expect to record additional non-cash compensation expense in the future, which may be significant. However, because some of the options are milestone-based, the total expense is uncertain.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues. We are a development stage company and have not had revenues from our planned principal operations.

     Research and Development Expenses. Research and development expenses increased by $1,384,000 to $1,893,000 for the quarter ended September 30, 2000 as compared to $509,000 for the quarter ended September 30, 1999. This increase was primarily attributable to non-cash compensation expense of $1,013,000 related to stock options and secondarily to professional fees and expenditures on expansion of our existing research and development activities during the period. We expect our research and development costs to increase significantly over the next several years as we expand our research and product development efforts and implement our business strategy.

     General and Administrative Expenses. General and administrative expenses increased by $1,269,000 to $1,365,000 for the quarter ended September 30, 2000 as compared to $96,000 for the quarter ended September 30, 1999. This increase was primarily attributable to non-cash compensation expense of $658,000 related to stock options and secondarily to professional services and expansion of our existing general and administrative activities during the period. We expect general and administrative expenses to continue to increase over the next several years as we implement our business strategy and commercialize our future products.

     Financing Income (Expense). Financing income increased to $531,000 for the quarter ended September 30, 2000 as compared to an expense of $76,000 for the quarter ended September 30, 1999. The increase resulted from a higher level of invested funds due primarily to proceeds from the initial public offering which closed in August 2000.

     Income Taxes. Income tax expense increased to $38,000 for the quarter ended September 30, 2000 as compared to $0 for the quarter ended September 30, 1999. This increase is attributable to taxable income from the continuing operations of our subsidiary in Israel. This income is eliminated upon consolidation of our financial statements.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenue. As a development stage company, we did not have any revenues for either of the nine-month periods ending September 30, 2000 or September 30, 1999.

     Research and Development Expenses. Research and development expenses increased by $3,130,000 to $4,423,000 for the nine months ended September 30, 2000, as compared to $1,293,000 for the nine months ended September 30, 1999. This increase was primarily attributable to non-cash compensation expense of $2,389,000 related to stock options and secondarily to professional fees and expenditures on expansion of our existing research and development activities during the period. We expect our research and development costs to increase significantly over the next several years as we expand our research and product development efforts and implement our business strategy.

     General and Administrative Expenses. General and administrative expenses increased by $4,008,000 to $4,633,000 for the nine months ended September 30, 2000, as compared to $625,000 for the nine months ended September 30, 1999. This increase was primarily attributable to non-cash compensation expense of $2,716,000 related to stock options and secondarily to professional services and expansion of our existing general and administrative activities during the period. We expect general and administrative expenses to continue to increase over the next several years as we implement our business strategy and commercialize our future products.

Financing Income (Expense). Financing income increased to $683,000 for the nine months ended September 30, 2000 as compared to an expense of $176,000 for the nine months ended September 30, 1999. The increase resulted from a higher level of invested funds due primarily to proceeds from the initial public offering which closed in August 2000.

     Income Taxes. Income tax expense increased to $93,000 for the nine months ended September 30, 2000 as compared to $0 for the nine months ended September 30, 1999. This increase is attributable to taxable income from the continuing operations of our subsidiary in Israel. This income is eliminated upon consolidation of our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception primarily through various private and public financings. As of September 30, 2000, we had received gross proceeds of $52.0 million from our initial public offering, $11.6 million from private placement issuances of common and preferred stock and $3.2 million through the contribution by holders of their notes issued by our predecessor company.

     As of September 30, 2000, we had $50.4 million in cash and cash equivalents. Cash used in operating activities for the nine-month period ended September 30, 2000 was $3.5 million as compared to $1.9 million for the nine-month period ended September 30, 1999. This increase was due primarily to increased expenses associated with the expansion of our business. Net cash used in investing activities was $0.46 million for the nine-month period ended September 30, 2000, consisting primarily of expenses incurred in connection with patent applications and related capital expenditures.

     In connection with research services provided to us, we are obligated to make payments totaling $716,000 to Yissum Research Development Company of the Hebrew University of Jerusalem periodically until December 15, 2001. In addition, in connection with our license agreement for KRX-101, we are obligated to make milestone payments to Alfa Wassermann, the licensor, of up to $2,950,000 and annual payments in the aggregate of up to $900,000.

     We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that the net proceeds of approximately $46.4 million from our July 2000 initial public offering of 5,200,000 shares of common stock, which includes the exercise of a portion of the underwriters' overallotment option, together with our existing cash and cash equivalents immediately prior to our initial public offering will be sufficient to enable us to meet our planned operating needs until mid-2002.

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

FORWARD LOOKING STATEMENTS

     Statements contained or referenced in this filing that are not historical facts may be forward-looking statements, as the term is defined in the Private Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "anticipate", "estimate", "expect", "project", "intend", "plan", "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Our actual results and the timing of certain events may differ significantly from the results discussed in forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the risks outlined in our Registration Statement on Form S-1 and other documents filed with the Securities and Exchange Commission. The forward-looking statements contained in this filing or in our Registration Statement on Form S-1 include, among other things, statements relating to our drug development and regulatory strategy, growth strategy, use of proceeds, projected capital expenditures, research and development expenditures, other costs and expenses, revenue, profitability, and liquidity and capital resources.

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


PART II.  OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Changes in Securities. During the quarter ended September 30, 2000, we issued additional options to four employees and four consultants of the company to purchase 94,500 shares of our common stock under our 2000 Stock Option Plan. The exercise prices of these options were set based upon an average of the closing price of our common stock on Nasdaq on the five trading days preceding the date of each grant. The exercise prices of these options range between $10.00-$12.6375 per share. The shares underlying these options have not been registered under the Securities Act of 1933, as amended.

     We believe that the issuance of these options was exempt from registration under the Securities Act of 1933, as amended, because they were issued pursuant to a compensatory benefit plan pursuant to Rule 701 under that Act. We believe all option grantees had adequate access, through their relationships with us, to information about us.

     (d) Use of Proceeds

     Our registration statement on Form S-1 (Registration No. 333-37402) relating to our initial public offering of common stock was declared effective by the SEC on July 28, 2000. We registered a total of 5,290,000 shares of common stock at a maximum aggregate offering price of $52,900,000. In our initial public offering, we sold 4,600,000 shares of common stock at a price of $10.00 per share. Our initial public offering was managed on behalf of the underwriters by Roth Capital Partners (in the United States) and WestLB Panmure Limited (in the United Kingdom). The offering commenced on July 28, 2000 and closed on August 2, 2000. On August 30, 2000, the underwriters purchased an additional 600,000 shares of our common stock in connection with the exercise of their over- allotment option. Proceeds to us from our initial public offering (including those derived from the exercise of the underwriters' over-allotment option), after deduction of the underwriting discounts and commissions of approximately $3.64 million and offering expenses of approximately $2.0 million, totaled approximately $46.4 million. We paid the amount of approximately $60,000 to Pennie & Edmonds, LLP for legal services rendered in connection with the initial public offering. S. Leslie Misrock, one of our directors, is a senior partner of Pennie & Edmonds. Apart from that payment to Pennie & Edmonds, none of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers or their associates, to persons owning 10% or more of any class of our equity securities or to our affiliates. We have invested the net proceeds from our initial public offering in short term money market accounts. The balance of the offering proceeds remains available to us to use for the purposes specified in our registration statement on Form S-1 including (1) to fund clinical trials for KRX-101 for diabetic nephropathy; (2) to fund clinical trials for KRX-123 for hormone-resistant prostate cancer; (3) to fund expansion of our KinAce platform and to further develop the compounds we have generated with it; and (4) for working capital and general corporate purposes.

The occurrence of unforeseen events or changed business conditions could cause us to use the proceeds of our initial public offering in a manner other than as described above.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                27.1 Financial Data Schedule

         (b) Reports on Form 8-K

                None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        KERYX BIOPHARMACEUTICALS, INC.

Date:   November 14, 2000       By: /s/ Morris Laster
                                    -----------------------------
                                    Morris Laster
                                    Chief Executive Officer and Chairman

Date:   November 14, 2000       By: /s/ Robert Gallahue, Jr.
                                    -----------------------------
                                    Robert Gallahue, Jr.
                                    Chief Financial Officer and Treasurer