Form 10-K
period 2000-12-31
KERYX BIOPHARMACEUTICALS INC
filed 2001-03-30
CIK 1114220

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.

                        COMMISSION FILE NUMBER 000-30929

                         KERYX BIOPHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                13-4087132
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             Kiryat Mada 5
    Har Hotzvim, Jerusalem, Israel                                  91326
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: +972-2-541-2700

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. |_|

      As of March 21, 2001, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $88,241,083. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and 10% stockholders of the Company.

      As of March 21, 2001, there were 19,614,644 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement for the registrant's 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
ITEM 1.     Business .................................................    5

ITEM 2.     Properties ...............................................   26

ITEM 3.     Legal Proceedings ........................................   26

ITEM 4.     Submission of Matters to a Vote of Security
            Holders ..................................................   27

                                     PART II

ITEM 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters ..............................   27

ITEM 6.     Selected Financial Data ..................................   28

ITEM 7.     Management's Discussion and Analysis Of
            Financial Condition and Results of Operations ............   29

ITEM 7A.    Quantitative and Qualitative Disclosure About
            Market Risk ..............................................   33

ITEM 8.     Financial Statements and Supplementary Data ..............   34

ITEM 9.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosures .....................   35

                                    PART III

ITEM 10.    Directors and Executive Officers of the Company ..........   35

ITEM 11.    Executive Compensation ...................................   35

ITEM 12.    Security Ownership of Certain Beneficial Owners
            and Management ...........................................   35

ITEM 13.    Certain Relationships and Related Transactions ...........   35

                                     PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and
            Reports On Form 8-K ......................................   35

      This Form 10-K contains trademarks and trade names of Keryx
Biopharmaceuticals, Inc., including our name and logo, and the KinAce mark. This Form 10-K may also include trademarks and trade names of other companies.

                                     PART I

ITEM 1. BUSINESS.

Overview

      We use data discovered through the mapping of the human genome to generate drug candidates that target the regulation of protein kinases. Protein kinases play a key role in the way cells communicate. We believe that our approach to drug design allows us to discover more drug candidates in less time and with lower levels of toxicity than our competitors. Our KinAce platform has produced 13 lead compounds, 8 of which have already produced positive results in animal (in vivo) tests. In addition to developing drug candidates with our KinAce platform, we have an exclusive license to sulodexide (KRX-101) in North America, Japan and other important markets, and are developing it for the treatment of a kidney disease known as diabetic nephropathy. To date, none of our drug candidates has received approval for sale in any market.

Our Strategy

      We intend to:

      o advance KRX-101 into clinical trials for diabetic nephropathy and pursue its use to treat additional diseases;

      o complete pre-clinical development of KRX-123 for hormone-resistant prostate cancer and file an application to enter clinical trials in Israel for this drug candidate in 2001;

      o use our KinAce platform to generate new drug candidates for a variety of conditions, such as cancer and metabolic, cardiovascular, immunological and neurological diseases;

      o develop our drug candidates internally or license them to others based on an assessment of clinical and financial resources; and

      o further develop and expand our existing relationships with corporate collaborators and initiate new relationships for the development, marketing and distribution of our drug candidates.

Corporate Information

      We were incorporated as a Delaware corporation in October 1998. Although we started operating our business in November 1999, many of our principal technologies and drug candidates were developed by our predecessor company, Partec Ltd., and its subsidiaries during the period January 1997 to November 1999. Consequently, in this report, "we", "us" and "our" refer to Keryx Biopharmaceuticals, Inc., its predecessor company and their respective subsidiaries unless the context requires otherwise. Our registered office is at 1013 Centre Road, Wilmington, Delaware 19805. Our executive offices are located at Kiryat Mada 5, Har Hotzvim, Jerusalem 91236 Israel. Our telephone number is +972-2-541-2700. Our e-mail address is info@keryxbiopharm.com.

KRX-101

Overview

   We have obtained a license to develop sulodexide (KRX-101) to treat diabetic nephropathy and other conditions. Sulodexide is a drug that has been sold in Europe for many years by our licensor for other medical conditions and has a well-established safety profile. After having filed an application with the FDA to begin clinical trials of KRX-101 to treat nephropathy in Type II diabetics, we received approval to submit a protocol for a pivotal Phase III clinical trial. We hope to begin enrollment for the Phase III clinical trial immediately following FDA approval of the trial protocol we intend to file.

   There are an estimated 10.3 million diagnosed diabetics in the United States, of whom approximately 90% have been diagnosed with Type II diabetes. Type II diabetes results from the body's inability to properly use insulin as distinguished from Type I diabetes, which results from the body's inability to manufacture insulin. The American Diabetes Association, or ADA, estimates that between 10 and 20% of diagnosed Type II diabetics have nephropathy. These figures imply that between one and two million diagnosed Type II diabetics in the United States have nephropathy. Accordingly, we believe the potential annual market for KRX-101 for the treatment of diabetic nephropathy is in excess of $1.0 billion.

Scientific Background

   Diabetes often damages the intricate system of delicate capillary loops (glomeruli) in the human kidney. As these loops lose their structural integrity, their ability to selectively filter the blood's contents diminishes and protein, chiefly albumin, is lost into the urine, resulting in diabetic nephropathy. The presence of albumin in urine, known as albuminuria, causes direct damage to other crucial kidney structures. This damage may eventually result in kidney failure, which can be treated only by dialysis or kidney transplantation.

   KRX-101 repairs and maintains glomerular membranes, thus reducing protein leakage, and directly inhibits the inflammation and scarring of structures within the kidney. We believe these beneficial effects may delay or prevent kidney failure resulting from diabetic nephropathy.

Development Status

   There have been more than 20 studies published in leading medical journals assessing the safety of KRX-101 in humans. KRX-101 has been administered to more than 3,000 patients in clinical trials conducted in Europe for the treatment of certain diabetic and non-diabetic conditions and, to our knowledge, has not demonstrated any significant side effects for those uses.

   Captopril, a type of drug known as an ACE inhibitor, was approved by the FDA for Type I diabetes with macroalbuminuria, a condition in which large amounts of protein is inappropriately excreted by the kidneys. However, the FDA has not approved the use of ACE inhibitors for Type II diabetic nephropathy, as clinical trials have not conclusively demonstrated the beneficial effects of ACE inhibitors in this patient population. In the absence of approved drugs for Type II diabetic nephropathy, the ADA has recommended the use of ACE inhibitors for Type II diabetic nephropathy. ACE inhibitors, however, are not as effective for nephropathy of Type II diabetes as they are for nephropathy of Type I diabetes. In addition, patients with Type II diabetes experience more frequent side effects from ACE inhibitors than the general population.

   The licensor of KRX-101 conducted the DiNAS study (diabetic nephropathy and sulodexide) in 200 patients in Europe between 1996 and 1999. The trial was a four-month dose response trial that showed a clear relationship between dosage levels and reduction in albuminuria. This trial also demonstrated a reduction in albuminuria in patients with Type II diabetes being treated with ACE inhibitors. In June 2000, we filed an Investigational New Drug application, or IND, with the FDA for permission to conduct a clinical trial for Type II diabetic nephropathy. This application contains data from the 200-person clinical trial for this condition conducted by the licensor. On the basis of this data and the IND we submitted in June 2000, the FDA invited us to submit a protocol for a pivotal Phase III clinical trial. The ultimate clinical timeline, and consequent cost, for further development of KRX-101 will depend on the FDA's acceptance of the protocol we intend to file or, alternatively, on any requests the FDA might have to alter such protocol.

Additional Indications

   We believe KRX-101 has significant potential to treat other diseases. These conditions include, but are not limited to, pre-eclampsia, a complication of pregnancy involving a sudden rise in blood pressure; and diabetic retinopathy, a disorder of the retina associated with diabetes. We received patent protection for the use of KRX-101 for the treatment of retinopathy in the United States last year.

KinAce Drug Discovery Platform

Overview

   We believe our KinAce platform represents one of the first practical uses of the genomics database to systematically generate drug candidates that target protein kinases. We use computers to analyze genomic data that then enables us to create compounds that aim to regulate kinases.

   Protein kinases play a key role in the way cells communicate. When protein kinases give an inappropriate signal, the result is often a disease or other unwanted medical condition. Our KinAce platform uses a computer program to identify unique regulatory regions within each kinase. Once this unique regulatory region is identified, we can duplicate it to form the basis of a compound that can potentially inhibit or stimulate the activity of that kinase. By targeting these specific portions of protein kinases, our approach has produced 13 lead drug compounds. Eight of these compounds have already produced positive results in in vivo tests. It has taken us an average of approximately four months to develop a drug candidate from concept to in vivo testing.

   We expect to file an application to enter human clinical trials in Israel for our first KinAce compound, KRX-123 for hormone-resistant prostate cancer, in 2001. We will conduct these trials according to FDA good clinical practice, or GCP, guidelines. We believe hormone-resistant prostate cancer, for which there is currently no curative treatment, represents a potential annual market in excess of $450 million. We are developing our other KinAce compounds through a combination of in-house efforts and research and development agreements with others.

Scientific Background

   Cells within the human body, like those within all living organisms, communicate with each other to coordinate their growth and differentiation. The primary mechanism by which cells communicate is a messenger system comprising the transmission of biochemical signals. These "signals" are soluble molecules that are secreted by cells. In general, signals from outside a cell come into contact with a receptor on the cell surface and are then "transduced" across the cell membrane. Once a signal enters the cell, it is relayed as a message inside the cell. Protein kinases function as these cellular messengers.

   Scientists have estimated that over 1,100 distinct protein kinases exist in the human genome. Protein kinases control a variety of functions carried out by cells and may contribute to disease if they are "turned on" when they should be "turned off," or "turned off" when they should be "turned on." For example, in certain cancers, the excess activity of protein kinases allows uncontrolled cell division. "Turning off" these protein kinases may provide one method of halting the growth of malignancies. Conversely, increasing protein kinase activity when it is not sufficient may improve other unwanted medical conditions.

   We use our KinAce platform technology to develop small compounds designed to inhibit or stimulate the activity of a precise region of a specific kinase. Each small compound mimics the precise region unique to the target kinase.

Advantages of the KinAce Approach

   We believe that our KinAce platform has the following advantages over traditional drug discovery methods:

      o Increased hit rate. Our KinAce platform targets highly specific kinase regions, and once identified it is less complicated to ascertain precisely which compound will have the desired biological effect on that region. Accordingly, we are able to focus our efforts on only ten to twenty compounds for testing per kinase target.

      o Reduced time to discovery. Our approach enables us to generate compounds in an average time from concept to in vivo testing of approximately four months. The industry standard ranges from two to four years.

      o Reduced toxicity. We believe the increased specificity of our drug candidates should result in less toxicity. Our drug candidates are designed to regulate a region unique to a particular kinase and cause biological changes that are specific to the functions of that kinase alone. Other drug discovery methods target a region that is common to many kinases and consequently are more likely to also cause biological changes in healthy cells. Toxicity may occur when the treatment has a negative impact on the functions of healthy cells as well as on the targeted site.

      o Greater versatility. We believe that our ability to stimulate, as well as inhibit, protein kinases makes our drug candidates more versatile in the treatment of diseases and conditions. Compounds of our competitors typically aim only to inhibit kinase activity.

Product Development Pipeline

   The following table outlines the drug candidates we have generated to date using our KinAce platform:

Programs            Compound        Indication                      Status
--------            --------        ----------                      ------

Oncology
                    KRX-123         HRPC                            Pre-clinical
                    KRX-120         Neuroblastoma                   In-vitro
                    KRX-324         Breast Cancer                   In-vitro
                    KRX-131         Chemo-Induced Hair Loss         In-vivo
Metabolism
                    KRX-613         Diabetes                        In-vitro
                    KRX-683         Type II Diabetes &
                                    Obesity                         In-vivo
Immunology
                    KRX-211         Septic Shock                    In-vivo
                    KRX-252         Auto-immune disease             In-vivo
Tissue
Remodeling
                    KRX-167         Bone Growth                     In vivo
                    KRX-168         Anti-Fibrotics/Anti-Adhesion    In vivo
Other
                    KRX-341         Ischemic Heart Disease          In vivo
                    KRX-411         Neurogenerative Disease         In vitro
                    KRX-291         Sunless Tanning                 In vitro

What follows is a discussion of selected compounds being developed in our various KinAce programs.

Oncology

      KRX-123--Hormone-Resistant Prostate Cancer

   Our most advanced KinAce drug candidate is KRX-123 for the treatment of hormone-resistant prostate cancer, referred to as HRPC, a currently incurable condition with a potential annual market size in excess of $450 million. Some Src protein kinases, a family of protein kinases that are often over-expressed in many cancers, are over-expressed in HRPC. We believe that by regulating these protein kinases we can treat HRPC. We have generated in vitro and in vivo data showing that HRPC can be treated through the regulation of a specific Src protein kinase. We also have observed significant regression in hormone-resistant prostate tumors during pre-clinical testing when compared to control groups. While conducting extensive in-vivo testing, we discovered what we believe is a significantly more efficacious version of the KRX-123 compound than the compound we initially intended to use in the Phase I/II clinical trial we projected to begin in the first half of 2001. As a result of the additional pre-clinical work needed to optimize this discovery, we now anticipate that enrollment in the Phase I/II clinical trial will commence during the second half of 2001.

   The application we plan to file in 2001 with the Israeli Ministry of Health will be for a clinical trial for HRPC to be conducted in accordance with FDA GCP guidelines. In addition, we intend to file an IND with the FDA by the end of 2001. Due to the rapidly fatal nature of HRPC and the absence of any FDA approved curative treatment for this condition, we believe we can attain FDA fast track review status for our IND. If we obtain marketing approval for KRX-123, we intend to develop it to treat hormone-sensitive, or earlier stage, prostate cancers.

Metabolism

      KRX-613--Diabetes

   Diabetes is among the most prevalent chronic diseases in the world and represents the fourth most common reason for patient contact with a physician in the United States. It is a major cause of disability and mortality. Historically, the mainstay of treatment of Type I diabetic patients and many Type II diabetic patients has been insulin. We believe the market size for insulin worldwide is in excess of $2 billion. Insulin is expensive to synthesize and must be administered by injection. As a result, many companies are searching for alternatives to insulin therapy for the treatment of diabetes.

   Insulin acts by binding to a specific receptor on the cell surface. This receptor contains a protein kinase known as Insulin Receptor Kinase (IRK). When insulin binds to the receptor, IRK transduces a signal in the cell that results in an increase in glucose uptake. We believe KRX-613 stimulates the activity of IRK without requiring insulin. In vitro tests have shown that the application of KRX-613 leads to glucose uptake comparable to levels achieved with insulin.

   This compound is undergoing testing by Novo Nordisk, the second largest purveyor of insulin products in the world. Following our evaluation of the results of these tests, we intend either to license KRX-613 or to continue to develop it internally through pre-clinical and Phase I clinical trials.

      KRX-683

      Type II diabetes is a result of defective energy metabolism. Epidemiological evidence strongly suggests that there is a nutritional component associated with this form of diabetes. (People who are obese have an increased incidence of Type II diabetes, a condition known as diabetic obesity syndrome).

      We have identified a specific kinase that we believe to be involved with glucose metabolism. We believe that upregulation of this protein kinase in persons afflicted with Type II diabetes causes a decreased metabolic rate with resultant insulin resistance and hyperglycemia. We have tested KRX-683, an inhibitor of this kinase, in in-vivo tests. These tests have shown an immediate dramatic drop in serum glucose levels upon administration of KRX-683, with such lower levels being maintained even after we ceased to administer KRX-683. We believe that the maintenance of lower glucose levels even after discontinuation of KRX-683 is quite significant as it provides evidence that KRX-683 may have long-lasting effects on metabolic regulation.

      The efficacy of KRX-683 is currently being tested in other models of diabetes. Also underway is extensive pre-clinical testing to determine appropriate dosing, potential toxicities, and side effects. We also plan to investigate other indications for this agent including its use in other metabolic diseases.

Immunology

      KRX-211--Septic Shock

   There are an estimated 500,000 cases of septic shock in the United States each year. Septic shock is a life-threatening reaction to a severe infection, for which there is currently no FDA-approved treatment. During septic shock, bacteria produce toxins that cause a cascade of events resulting in extremely low blood pressure and subsequent multiple organ failure. The mortality rate for those with septic shock is approximately 50%.

   We have designed KRX-211 to inhibit JAK3, a protein kinase that has been implicated in septic shock. We have demonstrated the effectiveness of KRX-211 in an in vivo model of septic shock. One hour after symptoms of septic shock arose, half of the test group was injected with KRX-211, and a control group was injected with a placebo solution. After 48 hours, 80% of the test group treated with KRX-211 survived, while none in the control group remained alive.

   Last year, the NIH selected KRX-211 to undergo extensive in vivo testing in preparation for clinical trials. These tests, involving more than 1,000 animals, began in early March, 2001, and are anticipated to last up to 12 months. Further pre-clinical and clinical testing for septic shock will be very expensive. Therefore, we intend to fully support the ongoing NIH testing, and following the successful conclusion of such testing, we intend to license KRX-211 to a partner with the resources to clinically develop this compound.

Tissue Remodeling

      KRX-167--Bone Growth Stimulant

   There is a growing need to accelerate bone healing following medical procedures that affect bone structure. These procedures include joint replacements, bone grafts, spinal fusion and dental implants.

The number of such procedures performed annually in the United States is estimated to exceed 500,000. We estimate that a similar number of procedures are performed outside the United States each year.

   Bone morphogenic proteins, referred to as BMPs, are involved in the regulation of the growth and differentiation of cartilage and bone. We designed KRX-167 to promote bone growth by stimulating BMP receptor protein kinases. We have tested KRX-167 in an in vivo fracture model. In these trials, bones treated with KRX-167 have consistently shown evidence of enhanced bone formation and increased relative bone density when compared to the control groups.

   Two pharmaceutical companies that have a focus on tissue remodeling programs, in general, and bone growth compounds, in particular, are currently evaluating this compound. Provided that the evaluation is successful, we intend either to license KRX-167 to one of these companies or to continue to develop it internally through pre-clinical and Phase I trials.

Bioinformatics and Functional Genomics

      The power of the Keryx's KinAce technology is its widespread applicability. The technology allows for the targeting of virtually any protein kinase utilizing proprietary algorithms and rapidly developing candidate drugs to modulate these kinases in order to treat disease. To fully exploit the power of the technology, Keryx is developing a strong functional genomics and bioinformatics program. The goals of the program are to identify novel kinase sequences, discover their biological function and thereby validate them as potential targets for therapeutic interventions using KinAce-based drug candidates. The possibility of identifying nearly all human kinases has been made possible by the recent publication of the entire sequence of the human genome. Utilizing our powerful KinAce technology, we now have the possibility of discovering kinase function and therapeutics.

      We intend to focus our functional genomics program in two areas. The first will be a disease-based approach in which gene arrays and/or literature searches are utilized to discover potential new kinase-disease interactions. We will then use this information to discover new kinase-based therapeutic interventions. The sequence-based approach will rely on bioinformatics to discover unknown kinases. We will use our KinAce algorithm to analyze the sequences of these unknown kinases and will be develop kinase modulators based upon the results of such analysis. We hope to use the information to be gathered to extend the intellectual property assets of Keryx, and provide significant shareholder value.

COMPETITION

KRX-101

   ACE inhibitors are the current standard of care recommended by the ADA to treat diabetic nephropathy. ACE inhibitors are marketed by a number of companies. However, ACE inhibitors are not FDA-approved for, or as effective in, nephropathy of Type II diabetes as they are for nephropathy of Type I diabetes. Preliminary clinical evidence suggests that KRX-101 may be additive with ACE inhibitors for nephropathy of both Type I and Type II diabetes by reducing albuminuria further than ACE therapy alone.

   Other companies are developing drugs designed to treat diabetic complications, including Exocell, Inc., which has one compound aimed at nephropathy in a Phase III clinical trial. In addition, if the FDA accepts the reduction of albumin excretion as the endpoint for KRX-101 clinical trials, other drug companies may be encouraged to submit drug candidates based on this endpoint.

KinAce Platform

   Several biotechnology and pharmaceutical companies are active in the field of signal transduction, including Sugen, Inc. (a subsidiary of Pharmacia-Upjohn), Ariad Pharmaceuticals Inc., Tularik, Inc., Ligand Pharmaceuticals Inc. and ICOS Corporation. In addition, Vertex Pharmaceuticals, Inc. and Novartis Pharma AG announced in 2000 a major alliance to discover eight kinase inhibitors.

   Generally, our competitors target common, non-specific regions within protein kinases to identify lead compounds. This drug discovery method generates a large number of compounds that must be tested by high throughput screening before a drug candidate is found. We believe that our targeted approach to drug discovery gives us a significant advantage over our competitors by allowing us to generate more drug candidates in less time and with potentially lower toxicities.

   In addition, a significant number of products are in clinical development for HRPC. These products adopt a variety of therapeutic approaches and may compete with KRX-123 in the future.

INTELLECTUAL PROPERTY

General

   Patents and other proprietary rights are very important to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. It is our intention to seek and maintain patent protection for our drug candidates and our proprietary technologies.

KRX-101

   Pursuant to our license for KRX-101, we have obtained rights to twelve families of patents and applications. These include at least 47 patents issued in various countries, of which ten are issued in the United States. The licensed patent families cover the use of KRX-101 to treat diabetic nephropathy and retinopathy, the use of related compounds to treat diabetic nephropathy, neuropathy and retinopathy, and processes for making diverse heparin derivatives. The licensed patent families also cover multiple processes for making a wide variety of heparin derivatives. These patents and applications are being maintained throughout the territories in which they were filed. In addition, as part of our effort to expand the indications and patent coverage for KRX-101, we have filed two new patent applications for novel indications for KRX-101 and one new patent application addressing novel formulations and dosage levels of KRX-101 in the treatment of diabetic nephropathy. The key KRX-101 related patents and applications, if issued, expire at various times between 2012 and 2020. We believe that we will have sufficient time to commercially exploit the inventions covered by these patents during their effective lives.

KinAce Platform

   We have an exclusive license to one recently-issued United States patent and four families of patent applications associated with our KinAce platform, which have been filed in various countries, including the United States, countries of the European Union, Japan, Canada, Australia and China. The issued patent and the applications identify and claim large classes of peptides that modulate the activity of protein kinases, which encompass our lead drug candidates. In addition, the applications describe a wide variety of therapeutic uses for these classes of peptides, including the treatment of various cancers, diabetes, septic shock, multiple sclerosis and inflammatory bowel disease. The applications also identify and claim specific portions of these protein kinases upon which the selection of peptide drug candidates is based. The technology of the recently issued U.S. patent provides a direct pathway from gene sequence data to potential drug candidates--an approach that we believe represents a new and extraordinarily efficient paradigm for drug discovery. We intend to continue to file patent applications to cover additional members of protein kinase families, specific drug candidates and additional therapeutic indications as they are developed. The KinAce-related patent and patent applications, if such issue, will expire at various times between 2017 and 2020. We believe that we will have sufficient time to commercially exploit the inventions covered by these applications during their effective lives.

Other Intellectual Property Rights

   In April 2000, we applied to register the names "Keryx" and "KinAce" as trademarks with the U.S. Patent and Trademark Office. In addition, we depend upon trade secrets, know-how and continuing technological advances to develop and maintain our competitive position. To maintain the confidentiality of trade secrets and proprietary information, we require our employees, scientific advisors, consultants and collaborators, upon commencement of a relationship with us, to execute confidentiality agreements and, in the case of parties other than our research and development collaborators, to agree to assign their inventions to us. These agreements are designed to protect our proprietary information and to grant us ownership of technologies that are developed in connection with their relationship with us. These agreements may not, however, provide protection for our trade secrets in the event of unauthorized disclosure of such information.

Agreements

KRX-101

   License Agreement. Our license with Alfa Wassermann SpA grants us the exclusive rights to KRX-101 for diabetic nephropathy, diabetic retinopathy and diabetic neuropathy in the United States, Canada, Japan, Australia, New Zealand, South Africa and Israel, and entitles Alfa Wassermann to annual royalties of up to $900,000 and fixed milestone payments of up to $2,950,000. To date, we have paid $400,000 in annual royalties and milestone payments. The license includes rights to at least 46 patents that have been registered in these countries, and rights in additional patent applications, and grants us exclusive, worldwide ownership of any novel indication for KRX-101 that we develop. Under the license, we must use our reasonable best efforts to commercialize and market KRX-101. Alfa Wassermann must pay us a royalty to the extent that it or its sub-licensees receive revenues from products that incorporate information or know-how developed by us. Alfa Wassermann must share a portion of the costs of data or intellectual property developed by us that it decides to utilize. Unless terminated for reason of breach or other customary termination provisions, the license terminates upon the later of the expiration of all underlying patent rights or ten years from the first commercial sale of KRX-101 by us. The most recent patent application was filed in June 2000, and, if granted, will expire in June 2020, subject to any extensions that may be granted.

   Manufacturing Agreements. We have two manufacturing agreements for the production of KRX-101. Opocrin S.p.A., a manufacturer of bulk biological products, has agreed to manufacture and supply our raw requirements for sulodexide until 2009. Our agreement with Opocrin may be terminated by us or them on 180 days' notice for any reason. Pharmaceutics International, Inc., a manufacturer of medicinal gelcaps, has agreed to produce the KRX-101 gelcaps necessary for the proposed clinical trial. Until the agreed-upon manufacturing is completed, this agreement may be terminated only by us. Both Opocrin and Pharmaceutics International maintain cGMP-certified manufacturing facilities that will be used for the manufacture of KRX-101.

KinAce Platform

   License Agreement. Pursuant to a license with Children's Medical Center Corporation, referred to as CMCC, we have the exclusive right to commercialize the KinAce platform and practice the claims contained in four patent applications owned by CMCC. The license gives us the right to develop, produce, manufacture, market and sublicense products based on CMCC's patents and patent applications, any subsequently issued patents and future patent applications. Unless terminated for breach or other customary termination provisions, the license terminates upon the later of November 2014 or the expiration of the last patent covered by the license. The most recent patent application was filed in December 2000 and, if granted, will expire in December 2020, subject to the granting of any extensions.

   Under the license, we must use our reasonable best efforts to commercialize and market one or more products based upon the signal transduction technology. The license contains certain financing and development milestones. To date, we have met all of our milestones under this agreement. According to the remaining development milestones, we must file an IND application for a licensed product with the FDA (or a foreign equivalent) by June 2003, and we must file a New Drug Application, or NDA, with the FDA (or a foreign equivalent) within six years from our first filing of an IND application. If we fail to meet any of the development milestones that remain to be fulfilled, the license could be terminated, which would materially harm our business. Should CMCC reasonably believe that we failed to meet any of the development milestones that remain to be fulfilled because we did not devote diligent efforts and adequate resources, the license could be terminated, which would materially harm our business.

   Sponsored Research Agreement. Currently, our KinAce research program is being conducted pursuant to a research agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, referred to in this Report as Yissum. We also entered into a consulting agreement with Professor Shmuel Ben-Sasson, the head of the laboratory in which the KinAce research is being conducted. Under the consulting agreement, Professor Ben-Sasson must provide consulting services to us to develop the KinAce platform. The consulting agreement may be terminated by him or us on 180 days' notice for any reason. We issued to Professor Ben-Sasson 402,768 shares of our common stock in connection with his consulting agreement. Under the research agreement, we must pay quarterly fees to Yissum totaling $466,000 per year. To date, we have made $582,500 in quarterly payments to Yissum in connection with this agreement. The research agreement expires in November 2001, although it may be extended by mutual agreement for additional periods of 180 days. We may terminate the research agreement and cease making payments to Yissum should Professor Ben-Sasson fail to meet any milestones contained in that agreement. In general, the milestones are project-specific and require Professor Ben-Sasson to meet enumerated product development timetables. The loss of Professor Ben-Sasson's services as a result of the termination of either the research agreement or the consulting agreement would disrupt and delay our KinAce research program.

SALES AND MARKETING

      We do not intend to build our own sales force. Instead, we intend to market any future products through corporate partnerships with leading biotechnology or pharmaceutical companies. By contracting with corporate partners for the manufacturing, marketing and distribution of products, we hope to limit our exposure to capital-intensive activities beyond our expertise and concentrate on developing new compounds and technologies.

EMPLOYEES

      We have 36 employees, 12 of whom hold M.D. or Ph.D. degrees and 14 of whom hold other advanced degrees. In addition, we have 16 persons working under sponsored research or consulting agreements. Of these 51 persons, 40 are working in research and development, and 11 are working in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced a work stoppage. We consider our relations with our employees and consultants to be good.

RESEARCH AND DEVELOPMENT

      Company-sponsored research and development expenses totaled $1,407,000 in 1998, $6,923,000 in 1999 and $6,686,000 in 2000.

GOVERNMENT REGULATION

   Numerous governmental authorities in the United States, Israel and other countries regulate the manufacture and marketing of our drug candidates and our ongoing research and development activities. None of our drug candidates has been approved for sale in any market. Before marketing in the United States, any drug developed by us must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act. The FDA regulates, among other things, the development, testing, approval, manufacture, record keeping, labeling, storage, advertising, promotion, sale and distribution of biopharmaceutical products.

   The regulatory review and approval process is lengthy, expensive and uncertain. We will have to submit extensive pre-clinical and clinical data and supporting information to the FDA for each indication or use to establish a drug candidate's safety and efficacy before we can secure FDA approval. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Before commencing clinical trials in humans, we must submit to, and receive approval from, the FDA of an IND. We expect to rely on some of our collaborative partners to file INDs and generally direct the regulatory approval process for some of our drug candidates.

   The FDA permits expedited development, evaluation, and marketing of new therapies intended to treat persons with serious or life-threatening conditions for which there is an unmet medical need under its Fast Track Drug Development Program. A sponsor can apply for fast track designation at the time of submission of an IND, or at any time prior to receiving marketing approval of the New Drug Application, or NDA. To receive fast track designation, an applicant must demonstrate:

      o that the drug is intended to treat a serious or life-threatening condition;

      o that the drug is intended to treat a serious aspect of the condition; and

      o that the drug has the potential to address unmet medical needs, and this potential is being evaluated in the planned drug development program.

   The FDA generally responds to a request for fast track designation within 60 calendar days of receipt of the request. Over the course of drug development, a product in a fast track development program must continue to meet the criteria for fast track designation. Sponsors of products in fast track drug development programs must be in regular contact with the reviewing division of the FDA to ensure that the evidence necessary to support marketing approval will be developed and presented in a format conducive to an efficient review.

   Sponsors of products in fast track drug development programs ordinarily are eligible for priority review and may be permitted to submit portions of an NDA to the FDA for review before the complete application is submitted. Sponsors of drugs designated as "fast track" also may seek approval under the accelerated approval regulations, which permit the FDA to grant accelerated approval based on a determination that the effect on a surrogate endpoint is reasonably likely to predict clinical benefit. A surrogate endpoint is defined as a laboratory or physical sign that is used in therapeutic trials as a substitute for a clinically meaningful endpoint and the surrogate is expected to predict the effect of the therapy. Requirements for submitting "substantial evidence" to demonstrate effectiveness and for payment of user fees must still be met under accelerated approval regulations. Further, where an accelerated approval is based on a surrogate endpoint, postmarket studies ordinarily will be required to verify the drug's clinical benefit and the relationship of the surrogate endpoint to clinical benefit.

   Before receiving FDA approval to market a product, we must demonstrate that the product is safe and effective on the patient population that will be treated. If the FDA grants approval, this approval will be limited to those disease states and conditions for which the product is effective, as demonstrated through clinical studies. The FDA prohibits marketing or promoting a drug for an unapproved indication or use. Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practices, and must be conducted under FDA oversight. Upon approval, a product may be marketed only in those dosage forms and for those indications approved in the NDA. However, pursuant to recent US federal court decisions, drug marketers may, in some limited circumstances, distribute peer-reviewed materials concerning uses for an approved drug other than those uses approved by the FDA.

   Clinical trials are conducted in sequential phases. In Phase I, the drug is administered to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, metabolism, excretion, and clinical pharmacology. In Phase II, a slightly larger number of patients are studied to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range, and to gather additional data relating to safety and potential adverse events. In Phase III, studies establish safety and efficacy in an expanded patient population. The FDA can require Phase IV post-marketing studies.

   The length of time necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or that may increase the costs of these trials, include:

      o slow patient enrollment due to the nature of the clinical trial plan, the proximity of patients to clinical sites, the eligibility criteria for participation in the study or other factors;

      o inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials; or delays in approvals from a study site's review board;

      o longer treatment time required to demonstrate effectiveness or determine the appropriate product dose;

      o     insufficient supplies of the drug candidate;

      o     adverse medical events or side effects in treated patients; and

      o     ineffectiveness of the drug candidate.

   Any drug is likely to produce some toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a sufficiently long time. Unacceptable toxicity or side effects may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or clinical trials of drug candidates. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates and could ultimately prevent approval by the FDA or foreign regulatory authorities for any or all targeted indications.

   We must submit and receive approval of an NDA and pay user fees prior to commercial marketing of the drug. As part of the approval process, the FDA must inspect and approve each manufacturing facility. Among the conditions of approval is the requirement that a manufacturer's quality control and manufacturing procedures conform to current good manufacturing practices, or cGMP. Manufacturers must expend time, money and effort to ensure compliance with cGMP, and the FDA conducts periodic inspections to certify compliance. Violations may result in restrictions on the product or manufacturer, including costly recalls or withdrawal of the product from the market. It may be difficult for our manufacturers or us to comply with the applicable cGMP and other FDA regulatory requirements. If we or our contract manufacturers fail to comply, then the FDA will not allow us to market products that have been affected by our failure.

   Should we wish to market our products outside the United States, we must receive marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, or EU, registration procedures are available to companies wishing to market a product in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above.

                           FORWARD-LOOKING STATEMENTS

   Some of the statements in this Form 10-K and the Exhibits contain forward-looking statements within Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K and the Exhibits, the words "anticipate," "believe," "estimate," "may," "expect," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, statements about our:

      o     expectations for increases in operating expenses;

      o expectations for increases in research and development and general and administrative expenses in order to develop new products and manufacture commercial quantities of products;

      o expectations for the development, manufacturing, and approval of new products;

      o expectations for incurring additional capital expenditures to expand our research and development capabilities;

      o expectations for generating revenue or becoming profitable on a sustained basis;

      o ability to enter into additional marketing agreements and the ability of our existing marketing partners to commercialize products incorporating our technologies;

      o estimate of the sufficiency of our existing cash and cash equivalents and investments to finance our operating and capital requirements; expected losses; and

      o     expectations for future capital requirements.

   Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results include those discussed below under the heading "Risk Factors".

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements.

   We do not intend to update any of the forward-looking statements after the date of this Form 10-K to conform them to actual results.

                                  RISK FACTORS

   You should carefully consider the following risks and uncertainties. If any of the following occurs, our business, financial condition, or operating results could be materially harmed. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND HAVE INCURRED OPERATING LOSSES SINCE OUR INCEPTION. WE EXPECT TO INCUR LOSSES IN THE FUTURE, AND WE MAY NEVER BECOME PROFITABLE.

   We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception and expect to incur operating losses for the foreseeable future. As of December 31, 2000, we had an accumulated deficit of approximately $23.9 million. We expect to expand our research and development efforts significantly, which will result in increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates or technologies.

   We have not yet commercialized any products or technologies, and we cannot be sure that we will ever be able to do so. Even if we commercialize one or more of our drug candidates or technologies, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, to obtain regulatory approval for our drug candidates and to successfully commercialize our drug candidates and technologies.

OUR DRUG DISCOVERY METHODS ARE UNPROVEN AND MAY NOT LEAD TO COMMERCIALLY VIABLE DRUGS.

   There is limited scientific understanding of protein kinase regulation and its role in complex diseases. Our drug discovery efforts are focused on a number of protein kinases whose functions have not yet been fully identified. As a result, the safety and effectiveness of our KinAce drug candidates have not yet been established, and our research and development activities may not result in commercially viable products. In addition, because the compounds we develop with our KinAce platform are made up of small peptides, we may be unable to produce drugs that can be taken orally. If we are unable to formulate an effective way to deliver our KinAce compounds, we may be unable to market these drug candidates. To date, we believe that only one product based on protein kinase regulation, in Japan, has been commercialized.

OUR DRUG CANDIDATES ARE IN EARLY STAGES OF DEVELOPMENT AND MAY NEVER RECEIVE NECESSARY REGULATORY APPROVALS.

   Our drug candidates are in early stages of development. We have not received regulatory approval for clinical trials for any of these drug candidates. We will need to conduct significant additional research and human testing before we can apply for product approval with the FDA, or with regulatory authorities of other countries. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product and requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. It may take us many years to complete the testing of our drug candidates, and failure can occur at any stage of this process. Negative or inconclusive results or medical events during a clinical trial could cause us to delay or terminate our development efforts.

   Clinical trials also have a high risk of failure. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. If we experience delays in the testing or approval process or if we need to perform more or larger clinical trials than originally planned, our financial results and the commercial prospects for our drug candidates may be impaired. For example, as a result of discovering a version of our KRX-123 drug candidate potentially more efficacious than the compound we initially intended to use in the Phase I/II clinical trial, we will need to obtain additional pre-clinical data before we can submit our application to conduct clinical trials for KRX-123 in Israel. In addition, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval in the United States and abroad and, accordingly, may encounter unforeseen problems and delays in the approval process.

IF WE ARE UNABLE TO SUCCESSFULLY BEGIN OR COMPLETE OUR CLINICAL TRIALS OF KRX-101, OUR ABILITY TO ACHIEVE OUR CURRENT BUSINESS STRATEGY WILL BE ADVERSELY AFFECTED.

   Recently we received approval from the FDA to submit a protocol for a pivotal Phase III clinical trial for our KRX-101 drug candidate for the treatment of a complication of Type II diabetes known as diabetic nephropathy (a type of kidney disease). The ultimate clinical timeline, and consequent cost, for further development of KRX-101 will depend, in part, on the FDA's acceptance of the protocol we will file or, alternatively, on any requests the FDA might have to alter such protocol. We cannot be certain whether the FDA will accept the protocol we will present. If we do not receive approval to conduct clinical trials for KRX-101, or if approval is delayed, we will be unable to carry out our present business strategy. Even if the FDA accepts our protocol, it may require us to expand the size and/or scope of the clinical trial, which could increase the cost and time required to complete the clinical trial. Accordingly, we may not be able to complete the clinical trial within an acceptable time frame, if at all.

   How quickly we complete clinical trials is dependent in part upon the rate of enrollment of patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. If we experience delays in patient enrollment, we may incur additional costs and delay our development program for KRX-101.

BECAUSE WE LICENSE OUR PRIMARY PROPRIETARY TECHNOLOGIES, TERMINATION OF THESE AGREEMENTS WOULD PREVENT US FROM DEVELOPING OUR LEAD DRUG CANDIDATES.

   We do not own the proprietary technologies underlying KRX-101 and our KinAce platform. We have licensed these technologies from others. These license agreements require us to meet development and/or financing milestones. In addition, under these agreements we must pay royalties on sales of products resulting from licensed technologies and pay the patent filing, prosecution and maintenance costs related to the licenses. If we do not meet our obligations in a timely manner or otherwise breach the terms of our agreements, our licensors could terminate the agreements, and we would lose the rights to KRX-101 and our KinAce technology.

BECAUSE WE RELY ON A SPONSORED RESEARCH AGREEMENT WITH A THIRD PARTY, TERMINATION OF THIS AGREEMENT WOULD DELAY THE DEVELOPMENT OF OUR DRUG CANDIDATES.

   Our own laboratory facilities will not be completed before October 2001. We therefore depend on Yissum Research Development Company of the Hebrew University of Jerusalem, referred to in this report as Yissum, to provide us with physical facilities for our KinAce project. Under our research agreement, we must pay quarterly research fees and make other payments to Yissum. This agreement expires in November 2001. If we fail to make these payments, Yissum could terminate the research agreement. If the agreement is terminated and we are unable to quickly replace Yissum with another suitable laboratory facility, our research would be delayed and we may be unable to complete development of or commercialize our drug candidates as planned or at all.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, THIRD PARTIES MAY BE ABLE TO USE OUR TECHNOLOGY, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO COMPETE IN THE MARKET.

   Our commercial success will depend in part on our ability and the ability of our licensors to obtain and maintain patent protection on our drug products and technologies and successfully defend these patents and technologies against third-party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, the patents we use may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. The patents we use may be challenged, invalidated or fail to provide us with any competitive advantage.

   We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require our employees, collaborators and consultants to enter into confidentiality agreements, this may not be sufficient to adequately protect our trade secrets or other proprietary information. In addition, we share ownership and publication rights to data relating to some of our drug candidates with our research collaborators and scientific advisors. If we cannot maintain the confidentiality of this information, our ability to receive patent protection or protect our proprietary information will be at risk.

LITIGATION OR THIRD-PARTY CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT COULD REQUIRE US TO SPEND SUBSTANTIAL TIME AND MONEY AND ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND COMMERCIALIZE PRODUCTS.

   Third parties may assert that we are using their proprietary technology without authorization. In addition, third parties may have or obtain patents in the future and claim that our technologies infringe their patents. If we are required to defend against patent suits brought by third parties, or if we sue to protect our patent rights, we may be required to pay substantial litigation costs, and our management's attention may be diverted from operating our business. In addition, any legal action against our licensors or us that seeks damages or an injunction of our commercial activities relating to the affected technologies could subject us to monetary liability and require our licensors or us to obtain a license to continue to use the affected technologies. We cannot predict whether our licensors or we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms, if at all.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR OPERATIONS WOULD BE DISRUPTED AND OUR BUSINESS WOULD BE HARMED.

   We have 36 employees and 16 persons working under sponsored research agreements or consulting agreements. To successfully develop our drug candidates, we must be able to attract and retain highly skilled scientists and clinical development personnel. In addition, if we lose the services of our current personnel, in particular, Dr. Morris Laster, our Chief Executive Officer, or Professor Shmuel Ben-Sasson, the Scientific Founder of our KinAce project, our ability to continue to develop our lead drug candidates will be materially impaired. We have purchased a $2.0 million keyman life insurance policy covering each of Dr. Laster and Dr. Ben-Sasson. This amount may not be sufficient to compensate us for the loss of either of their services. We have employment agreements with some of our key executives and a consulting agreement with Dr. Ben-Sasson; however, these agreements would not prevent any of them from terminating their employment with us.

IF WE DO NOT ESTABLISH DRUG DEVELOPMENT, MANUFACTURING AND MARKETING ARRANGEMENTS WITH THIRD PARTIES, WE MAY BE UNABLE TO COMMERCIALIZE OUR TECHNOLOGIES INTO PRODUCTS.

   A key part of our strategy is to establish drug development collaboration arrangements with third parties and enter into manufacturing and marketing arrangements with third parties. We are a young company and do not possess these capabilities on our own. We must successfully contract with third parties to:

      o assist us in developing, testing, obtaining regulatory approval for and commercializing some of our compounds and technologies;

      o     manufacture our drug candidates; and

      o     market and distribute our drug candidates.

    If we are unable to successfully contract with third parties for these services, or if existing arrangements for these services are terminated, whether or not through our actions, we may have to delay, scale back or end one or more of our drug development programs.

IF OUR COMPETITORS DEVELOP AND MARKET PRODUCTS THAT ARE MORE EFFECTIVE THAN OURS, OUR COMMERCIAL OPPORTUNITY MAY BE REDUCED OR ELIMINATED.

   Our commercial opportunity will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer side effects or are less expensive than our drug candidates. Other companies have products or drug candidates in various stages of pre-clinical or clinical development to treat diseases for which we are seeking to discover and develop drug candidates. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized earlier. Even if we are successful in developing effective drugs, our products may not compete successfully with products produced by our competitors.

   Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies active in different but related fields represent substantial competition for us. Many of our competitors have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing and marketing than we do. These organizations also compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations, and license technologies that are competitive with ours. As a result, our competitors may be able to more easily develop technologies and products that would render our technologies or our drug candidates obsolete or noncompetitive.

BECAUSE OUR PRINCIPAL OPERATIONS ARE LOCATED IN ISRAEL, ANY SIGNIFICANT POLITICAL, ECONOMIC OR MILITARY INSTABILITY IN THE REGION COULD MATERIALLY DISRUPT OUR BUSINESS.

   Although we are incorporated in the State of Delaware, we maintain our principal offices and our research and development activities in the State of Israel. Currently, almost all of our personnel are located in Israel. Our business may be disrupted by political, economic and military conditions affecting Israel and other risks that are inherent in international business. These include:

      o     political and economic instability;

      o     the difficulty of administering business abroad;

      o the need to comply with export laws, tariff regulations and regulatory requirements;

      o     currency fluctuations; and

      o the obligation of male residents of Israel, including some of our employees, to perform annual military reserve duty and possibly to be called to active duty under emergency circumstances.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS ON TERMS FAVORABLE TO US, OR AT ALL, OUR BUSINESS WOULD BE HARMED.

   Based on our current plans, we believe our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital requirements until at least mid-2002. However, the actual amount of funds that we will need prior to or after that date will be determined by many factors, some of which are beyond our control. As a result, we may need funds sooner than we currently anticipate. These factors include:

      o     the progress of our research activities;

      o     the number and scope of our research programs;

      o the progress of our pre-clinical and clinical development activities;

      o the progress of the development efforts of parties with whom we have entered into research and development agreements;

      o our ability to establish and maintain current and new research and development and licensing arrangements;

      o     our ability to achieve our milestones under licensing arrangements;

      o the costs involved in enforcing patent claims and other intellectual property rights; and

      o     the costs and timing of regulatory approvals.

   If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities or sell or license to third parties some or all of our technology. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we raise additional funds through the sale or license of our technology, we may be unable to do so on terms favorable to us.

CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

   As of December 31, 2000, our executive officers, directors and principal stockholders (including their affiliates) beneficially own, in the aggregate, approximately 45% of our outstanding common stock, including, for this purpose, vested options and warrants held by our executive officers and directors. As a result, these persons, acting together, will have the ability to effectively determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, acting together, will have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by discouraging a potential acquiror from attempting to acquire our company.

OUR STOCK PRICE COULD BE VOLATILE AND YOUR INVESTMENT COULD DECLINE IN VALUE.

   The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

      o     developments concerning our drug candidates;

      o     announcements of technological innovations by us or our competitors;

      o     new products introduced or announced by us or our competitors;

      o     changes in financial estimates by securities analysts;

      o     actual or anticipated variations in quarterly operating results;

      o expiration or termination of licenses, research contracts or other collaboration agreements;

      o conditions or trends in the regulatory climate and the biotechnology, pharmaceutical and genomics industries;

      o     changes in the market valuations of similar companies; and

      o     additions or departures of key personnel.

     Sales of substantial amounts our common stock in the public market could also seriously harm prevailing market prices for our common stock. For example, 7,379,653 shares will be eligible for sale upon the expiration of lock-up agreements on August 2, 2001.

   In addition, equity markets in general, and the market for biotechnology and life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies traded in those markets. These broad market and industry factors may materially affect the market price of our common stock, regardless of our development and operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management's attention and resources, which could seriously harm our business.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD MAKE A THIRD-PARTY ACQUISITION OF US DIFFICULT. THIS COULD LIMIT THE PRICE INVESTORS MIGHT BE WILLING TO PAY IN THE FUTURE FOR OUR COMMON STOCK.

   Provisions in our certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or control us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation allows us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders and our bylaws eliminate the right of stockholders to call a special meeting of stockholders, which could make it more difficult for stockholders to effect certain corporate actions. These provisions could also have the effect of delaying or preventing a change in control. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of such holders. In certain circumstances, such issuance could have the effect of decreasing the market price of our common stock.

ITEM 2. PROPERTIES.

   Our current facility consists of 3,600 square feet of leased space in Jerusalem's primary high technology park, Har Hotzvim. We recently signed a lease for new space in another location in Har Hotzvim. The new facility will consist of approximately 19,000 square feet of space on two floors. It will provide space for our administrative functions and will house a 14,400 square foot on-site laboratory devoted to bioinformatics, drug discovery and drug compound formulation. We expect the new facility to be completed during the fourth quarter of 2001. Meanwhile, through our sponsored research agreements, we maintain two research and development facilities at the Hebrew University of Jerusalem, staffed by our research personnel and equipped with advanced scientific equipment. We believe that our current Har Hotzvim facility and the Hebrew University space will be sufficient for our needs until the new facility is ready. Although we anticipate that the new facility will be sufficient for our needs for the next several years, we are confident that additional space will be available for future expansion as necessary.

   Our facility in the United States will house personnel responsible for coordinating our financial, business development and investor relations functions. Clinical trials will also be coordinated from this location.

ITEM 3. LEGAL PROCEEDINGS.

   We are not a party to any legal or arbitration proceedings, nor are we aware of any that are pending or threatened, that may have, or have had in the previous twelve months, a significant effect on our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   We did not submit any matters to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Our common stock is listed on the Nasdaq National Market under the symbol KERX. We commenced trading on the Nasdaq National Market on July 28, 2000. The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

--------------------------------------------------------------------------------
                                                   COMMON STOCK PRICE
--------------------------------------------------------------------------------
                                             HIGH                      LOW
--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------
   Third Quarter                           $13.9375                  $10.1875
--------------------------------------------------------------------------------
   Fourth Quarter                          $16.5625                  $ 9.2500
--------------------------------------------------------------------------------

   As of December 31, 2000 there were 93 record holders of our common stock. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Use of Proceeds

   We received net proceeds (after deducting underwriting discounts and commissions and offering expenses) of $46.3 million from the sale of 5,200,000 shares of common stock in our initial public offering in July 2000. We have used and intend to continue using the net proceeds of this offering as follows:

      o approximately $11.8 million to fund clinical trials for KRX-101 for diabetic nephropathy;

      o approximately $2.7 million to fund clinical trials for KRX-123 for hormone-resistant prostate cancer;

      o approximately $14.8 million to fund expansion of our KinAce platform and to further develop the compounds we have generated with it; and

      o approximately $17.0 million to use as working capital and for general corporate purposes.

   The timing and amounts of our actual expenditures will depend on several factors, including the timing of our entry into collaboration agreements, the progress of our clinical trials, the progress of our research and development programs, the results of other pre-clinical and clinical studies and the timing and costs of regulatory approvals.

   Until we use the net proceeds, we intend to invest the funds in short-term, investment-grade, interest-bearing instruments.

ITEM 6. SELECTED FINANCIAL DATA.

   The following Statement of Operations Data for the years ended December 31, 2000, 1999, 1998 and 1997 and the Balance Sheet Data as of December 31, 2000, 1999, 1998 and 1997, are derived from our consolidated financial statements that have been audited by KPMG Somekh Chaikin, a member of KPMG International, independent public accountants. The financial data set forth below should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and notes included elsewhere in this Form 10-K.

Years Ended December 31,                         2000        1999        1998        1997
------------------------                         ----        ----        ----        ----
(in thousands, except per share data)
Statements of Operations Data:

Management fees from related party             $     --    $     --    $     66    $    233

Expenses
   Research and development expenses              6,686       6,923       1,407         569
   General and administrative expenses            5,900       1,813       1,011         525
                                               --------    --------    --------    --------

Total operating expenses                         12,586       8,736       2,418       1,094
                                               --------    --------    --------    --------

Operating loss                                  (12,586)     (8,736)     (2,351)       (861)

Interest income (expenses), net                   1,317        (257)       (157)        (11)
                                               --------    --------    --------    --------

Net loss before income tax                     $(11,269)   $ (8,993)   $ (2,509)   $   (872)

Net loss                                       $(11,489)   $ (9,003)   $ (2,539)   $   (882)
                                               ========    ========    ========    ========

Basic and diluted loss per common share        $  (0.89)   $  (1.11)   $  (0.31)   $ (10.11)
                                               ========    ========    ========    ========

As of December 31,                               2000        1999        1998        1997
------------------                               ----        ----        ----        ----
(in thousands)
Balance Sheet Data:

Cash and cash equivalents, interest
receivable and investments                     $ 48,900    $  4,127    $    128    $    647

Working Capital                                  37,908       3,984        (157)         35

Total Assets                                     50,264       4,948         620         832

Long-term obligations                               305         118         527       1,028

Total stockholders' equity                       48,867       4,436        (241)       (882)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion should be read in conjunction with our financial statements and related notes included in this Form 10-K.

OVERVIEW

   We were incorporated as a Delaware corporation in October 1998. We commenced operations in November 1999, following our acquisition of substantially all of the assets and certain liabilities of Partec Ltd., our predecessor company that began its operations in January of 1997. Since commencing operations, our activities have been primarily devoted to developing our technologies, raising capital, purchasing assets and recruiting personnel. We are a development stage company and have no product sales to date. Our major sources of working capital have been proceeds from various private placements of equity securities and, more recently, our initial public offering of 5,200,000 common shares at $10 per share. We have a 100% wholly owned subsidiary, Keryx (Israel) Limited, which engages in research and development activities and administrative functions in Israel.

   Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our product candidates. We expense our research and development costs as they are incurred.

   General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

   Our results of operations include non-cash compensation expense as a result of the grants of stock and stock options. Compensation expense for options granted to employees represents the difference between the intrinsic value of our common stock and the exercise price of the options at the date of grant. We account for stock-based employee and director compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Compensation for options granted to consultants has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling,

Goods or Services" and EITF 00-18 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods and Services." APB Opinion No. 25 has been applied in accounting for fixed and milestone-based stock options to employees and directors as allowed by SFAS No. 123. The compensation cost is recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statement of operations. We expect to record additional non-cash compensation expense in the future, which may be significant. However, because some of the options issued to consultants either do not vest immediately or vest upon the achievement of certain milestones, the total expense is uncertain.

Results of Operations

Years Ended December 31, 2000 and 1999

   Revenue. We did not have any revenues for the years ended December 31, 2000 and December 31, 1999.

   Research and Development Expenses. Research and development expenses decreased by $237,000 to $6,686,000 for the year ended December 31, 2000, as compared to $6,923,000 in 1999. This decrease was primarily attributable to non-cash compensation expense related to stock option grants of $3,186,000 and $5,426,000 for the years ended December 31, 2000 and 1999, respectively. Net of non-cash compensation, research and development expenses increased by $2,003,000 due primarily to professional fees and expenditures on expansion of our existing research and development activities during the period. We expect our research and development costs to increase significantly over the next several years as we expand our research and product development efforts and implement our business strategy.

   General and Administrative Expenses. General and administrative expenses increased by $4,087,000 to $5,900,000 for the year ended December 31, 2000, as compared to general and administrative expenses of $1,813,000 in 1999. This increase was primarily attributable to non-cash compensation expense related to stock option grants of $2,688,000 and $588,000 for the years ended December 31, 2000 and 1999, respectively. Net of non-cash compensation, general and administrative expenses increased by $2,007,000, due primarily to professional services and expansion of our existing general and administrative activities. We expect our general and administrative expenses to continue to increase over the next several years as we implement our business strategy and commercialize our future products.

   Interest Income (Expense), Net. Interest income, net, increased to $1,317,000 for the year ended December 31, 2000, as compared to an expense of $258,000 for the year ended December 31, 1999. The increase resulted from a higher level of invested funds due primarily to proceeds from the initial public offering that closed in August 2000.

   Income Taxes. Income tax expense increased to $220,000 for the year ended December 31, 2000, as compared to $10,000 for the year ended December 31, 1999. This increase is attributable to taxable income from the continuing operations of our subsidiary in Israel. This income is eliminated upon consolidation of our financial statements.

Years Ended December 31, 1999 and 1998

   Revenue. We did not have any revenues for the year ended December 31, 1999, and had insignificant revenues for the year ended December 31, 1998. The revenues received in 1998 were in the form of management fees generated from affiliated companies. We no longer have management fee arrangements.

   Research and Development Expenses. Research and development expenses increased by $5,516,000 to $6,923,000 for the year ended December 31, 1999, as compared to $1,407,000 in 1998. This increase was primarily attributable to non-cash compensation expense of $5,426,000 related to stock option grants in 1999.

   General and Administrative Expenses. General and administrative expenses increased by $801,000 to $1,813,000 for the year ended December 31, 1999, as compared to general and administrative expenses of $1,011,000 in 1998. This increase was primarily attributable to non-cash compensation expense of $588,000 related to stock option grants in 1999.

   Income Tax. Income tax expense decreased to $10,000 for the year ended December 31, 1999 as compared to $30,000 for the year ended December 31, 1998. The income tax expense is attributable to income from continuing operations relating to our subsidiary and predecessor company in Israel. This income related to our subsidiary is eliminated upon consolidation of our financial statements.

   Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

Liquidity and Capital Resources

   We have financed our operations from inception primarily through various private and public financings. As of December 31, 2000, we had received net proceeds of $46.3 million from our initial public offering, $11.6 million from private placement issuances of common and preferred stock, which includes $2.9 million raised through the contribution by holders of their notes issued by our predecessor company.

   As of December 31, 2000, we had $48.9 million in cash, cash equivalents, interest receivable and short and long-term investments. Cash used in operating activities for the period ended December 31, 2000 was $5.3 million as compared to $2.8 million for the comparable period ended December 31, 1999. This increase was due primarily to increased expenses associated with the expansion of our business. Net cash used in investing activities was $26.2 million for the period ended December 31, 2000, consisting primarily of investment of the Company's initial public offering proceeds in short and long term securities, costs incurred in connection with patent applications and related capital expenditures.

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

Current and Future Financing Needs

   We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that the net proceeds of approximately $46.3 million from our July 2000 initial public offering of 5,200,000 shares of common stock, which includes the exercise of a portion of the underwriters' overallotment option, together with our existing cash and cash equivalents immediately prior to our initial public offering will be sufficient to enable us to meet our planned operating needs until at least mid-2002.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

These factors include the following:

      o     the progress of our research activities;

      o     the number and scope of our research programs;

      o the progress of our pre-clinical and clinical development activities;

      o the progress of the development efforts of parties with whom we have entered into research and development agreements;

      o our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

      o     our ability to achieve our milestones under licensing arrangements;

      o the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

      o     the costs and timing of regulatory approvals.

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

New Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("Statement 133") "Accounting for Derivative Instruments and for Hedging Activities." In June 2000 the FASB issued Statement Financial Accounting Standards Board

Statement No. 138 ("Statement 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." Statement 133 and Statement 138 require companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. They also require that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted Statement 133 and Statement 138 on January 1, 2001. The adoption of Statement 133 and Statement 138 had no impact on the Company's balance sheet or statement of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

   Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. We maintain our portfolio in cash equivalents and short- and long-term, interest bearing securities, including corporate debt, money market funds and government debt securities. The average duration of all of our investments in 2000 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Our Consolidated Financial Statements as of December 31, 2000 are presented beginning on page F-1.


                                                                       2000
                                           ------------------------------------------------------------
                                              Mar. 31         June 30        Sept. 30         Dec. 31
                                           ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Research and development                 $  1,400,879    $  1,128,791    $  1,892,833    $  2,263,106
  General and administrative                  1,093,513       2,175,083       1,364,857       1,266,927
                                           ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                         (2,494,392)     (3,303,874)     (3,257,690)     (3,530,033)

OTHER INCOME (EXPENSE):
  Financing income (expenses)                    54,672          97,947         530,867         633,606
  Taxes on income                               (27,121)        (27,879)        (38,000)       (127,000)
                                           ------------    ------------    ------------    ------------
NET LOSS                                   $ (2,466,841)   $ (3,233,806)   $ (2,764,823)   $ (3,023,427)
                                           ============    ============    ============    ============
NET LOSS PER COMMON SHARE
  Basic and diluted                        $      (0.30)   $      (0.40)   $      (0.17)   $      (0.16)
                                           ============    ============    ============    ============

SHARES USED IN COMPUTING NET LOSS PER
COMMON SHARE
  Basic and diluted                           8,108,306       8,108,306      15,927,878      19,489,568
                                           ============    ============    ============    ============

                                                                      1999
                                           ------------------------------------------------------------
                                              Mar. 31         June 30        Sept. 30         Dec. 31
                                           ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Research and development                 $    414,421    $    369,763    $    508,769    $  5,629,844
  General and administrative                    263,305         265,592          96,256       1,187,355
                                           ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                           (677,726)       (635,355)       (605,025)     (6,817,199)

OTHER INCOME (EXPENSE):
  Financing income (expenses)                    (9,599)        (90,305)        (76,426)        (81,157)
  Taxes on income                                    --              --              --          (9,970)
                                           ------------    ------------    ------------    ------------
NET LOSS                                   $   (687,325)   $   (725,660)   $   (681,451)   $ (6,908,326)
                                           ============    ============    ============    ============
NET LOSS PER COMMON SHARE
  Basic and diluted                        $      (0.08)   $      (0.09)   $      (0.08)   $      (0.85)
                                           ============    ============    ============    ============
SHARES USED IN COMPUTING NET LOSS PER
COMMON SHARE
  Basic and diluted                           8,108,306       8,108,306       8,108,306       8,108,306
                                           ============    ============    ============    ============

These quarterly results are unaudited. Keryx's results in any one quarter are not necessary indicative of results to be expected for a full year. Accordingly, the Company should be evaluated on the basis of annual financial information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

   The information required by this item is incorporated herein by reference to our Proxy Statement for our 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

   The information required by this item is incorporated herein by reference to our Proxy Statement for our 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required by this item is incorporated herein by reference to our Proxy Statement for our 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this item is incorporated herein by reference to our Proxy Statement for our 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) 1. Financial Statements.

   Our Consolidated Financial Statements listed in the accompanying Index to Consolidated Financial Statements at page F-1 are filed as part of this Form 10-K.

       2. Financial Statement Schedules.

   All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

       3. Exhibits. (See (c) below)

   (b) Reports on Form 8-K.

None.

   (c) Exhibits

   Listed below are the exhibits which are filed as part of this Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K). Each exhibit marked by a (*) is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-37402) filed on May 19, 2000. Each exhibit marked by a (**) is incorporated by reference to the First Amendment to our Registration Statement on Form S-1 (File No. 333-37402) filed on June 30, 2000. Portions of each exhibit marked with a (!) have been redacted and filed separately with the Commission pursuant to a request for confidential treatment. Each exhibit marked (+) is a management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.

 Exhibit
 Number                                Description
 -------                               -----------

  2.1*    --Asset Purchase Agreement between Partec Ltd. and B.R.T.
            Biopharmaceuticals Ltd., dated as of November 11, 1999.
  2.2*    --Asset Purchase Agreement between Partec Ltd. and Lakaro
            Biopharmaceuticals, Inc., dated as of November 18, 1999.
  3.1*    --Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., as
            amended.
  3.2*    --Bylaws of Keryx Biopharmaceuticals, Inc., (f/k/a Paramount Capital
            Pharmaceuticals, Inc.)
  4.1**   --Specimen Common Stock Certificate.
  4.2*    --Form of Stock Purchase Agreement for the purchase of shares of
            Common Stock.
  4.4*    --Form of Contribution Agreement between Keryx Biopharmaceuticals,
            Inc. (f/k/a Lakaro Biopharmaceuticals, Inc.) and the holders of 12% Convertible Notes of Partec Ltd.
  4.5*    --Warrant No. 1 for the Purchase of Shares of Common Stock between
            Children's Medical Center Corporation and Keryx Biopharmaceuticals, Inc., (f/k/a Lakaro Biopharmaceuticals, Inc.), dated as of November 18, 1999.
  4.6*    --Warrant No. 2 for the Purchase of Shares of Common Stock between
            Children's Medical Center Corporation and Keryx Biopharmaceuticals, Inc., (f/k/a Lakaro Biopharmaceuticals, Inc.), dated as of November 18, 1999.
  4.7*    --Form of Warrant for the Purchase of Shares of Common Stock between certain holders of Series A Preferred Stock and Keryx Biopharmaceuticals, Inc., (f/k/a Lakaro Biopharmaceuticals, Inc.), dated as of December 14, 1999.
  4.10*   --Warrant for the Purchase of Shares of Common Stock between Paramount
            Capital, Inc. and Keryx Biopharmaceuticals, Inc., (f/k/a Lakaro Biopharmaceuticals, Inc.), dated as of January 25, 2000.
 10.1*+   --1999 Share Option Plan.
 10.2*+   --Employment Agreement between Morris Laster, M.D. and Keryx
            Biopharmaceuticals, Inc., (f/k/a Lakaro Biopharmaceuticals, Inc.), dated as of November 19, 1999.
 10.3*+   --Employment Agreement between Morris Laster, M.D. and Keryx (Israel)
            Biopharmaceuticals Ltd., dated as of May 1, 2000.
 10.4*+   --Employment Agreement between Benjamin Corn and Keryx
            Biopharmaceuticals, Inc., (f/k/a Lakaro Biopharmaceuticals, Inc.), dated as of November 19, 1999.
 10.5*+   --Employment Agreement between Benjamin Corn and B.R.T.
            Biopharmaceuticals Ltd., dated as of July 15, 1999.

 Exhibit
 Number                                Description
 -------                               -----------

 10.6*    --Exclusive License Agreement between the Children's Medical Center
            Corporation and Keryx Biopharmaceuticals, Inc., (f/k/a Lakaro Biopharmaceuticals, Inc.), dated as of November 18, 1999.
 10.7*    --License Agreement between Alfa Wassermann S.p.A. and Partec Ltd., dated as of November 12, 1998.
 10.8*    --Consulting Agreement between Shmuel Ben-Sasson, Ph.D. and Keryx
            Biopharmaceuticals, Inc., (f/k/a Lakaro Biopharmaceuticals, Inc.), dated as of November 19, 1999.
 10.9*!   --Research Agreement between Yissum Research and Development Company of the Hebrew University of Jerusalem and Keryx Biopharmaceuticals, Inc., (f/k/a Lakaro Biopharmaceuticals, Inc.), dated as of November 18, 1999.
 10.10*!  --Manufacturing Agreement between Opocrin S.p.A. and Partec Ltd., dated as of April 16, 1999.
 10.11*!  --Manufacturing Agreement between Pharmaceutics International, Inc.
            and Keryx Biopharmaceuticals, Inc., dated as of March 17, 2000. 10.12*! --Research and Development Agreement between National Institutes of
            Health Laboratories and Keryx Biopharmaceuticals, Inc., dated as of April 10, 2000.
 10.13*   --Management Services Agreement between Keryx Biopharmaceuticals,
            Inc., (f/k/a Lakaro Biopharmaceuticals, Inc.) and B.R.T. Biopharmaceuticals Ltd., dated as of November 30, 1999.
 10.14*   --Finder Agreement between Paramount Capital, Inc. and Keryx
            Biopharmaceuticals, Inc., (f/k/a Lakaro Biopharmaceuticals, Inc.), dated as of November 19, 1999.
 10.15*   --Form of KRX-101 Scientific Advisory Board Agreement.
 10.16*   --Form of KinAce Scientific Advisory Board Agreement between Keryx
            Biopharmaceuticals, Inc. and Dr. James Broach.
 10.17*   --Tenancy Agreement between Har Hotzvim Properties Ltd. and Keryx
            (Israel) Ltd. (f/k/a BRT Biopharmaceuticals Ltd.), dated as of December 13, 1999.
 10.18*   --Management Agreement between Park Meir Management Company Ltd. and
            Keryx (Israel) Ltd. (f/k/a BRT Biopharmaceuticals Ltd.), dated December 13, 1999.
 10.19**  --Form of KinAce Scientific Advisory Board Agreement between Moshe
            Oren, Ph.D. and Keryx Biopharmaceuticals, Inc.
 10.20**+ --2000 Share Option Plan
 10.21+   --Employment Agreement between Keryx Biopharmaceuticals, Inc., (f/k/a
            Lakaro Biopharmaceuticals, Inc.) and Ira Weinstein, dated November 19, 1999.
 10.22+   --Employment Agreement between Keryx (Israel) Ltd. (f/k/a Partec
            Ltd.) and Ira Weinstein, dated July 15, 1999.
 10.23+   --Employment Agreement between Keryx Biopharmaceuticals, Inc., (f/k/a
            Lakaro Biopharmaceuticals, Inc.) and Bob Trachtenberg, dated November 19, 1999.
 10.24+   --Employment Agreement between Keryx (Israel) Ltd. (f/k/a Partec
            Ltd.) and Bob Trachtenberg, dated July 15, 1999.
 10.25+   --Employment Agreement between Robert Gallahue, Jr. and Keryx
            Biopharmaceuticals, Inc.
 10.26+   --Employment Agreement between Noa Shelach and Keryx (Israel) Ltd.
 10.27    --Lease Agreement between RMPA Nechasim, Ltd. and Keryx (Israel) Ltd., dated December 21, 2000.
 10.28    --Amendment, dated March 29, 2001, to the Exclusive License Agreement between the Children's Medical Center Corporation and Keryx Biopharmaceuticals, Inc., (f/k/a Lakaro Biopharmaceuticals, Inc.), dated as of November 18, 1999.
 21.1     --List of subsidiaries of Keryx Biopharmaceuticals, Inc.
 23.1     --Consent of KPMG.
 24.1     --Powers of Attorney (included on signature page).

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                          KERYX BIOPHARMACEUTICALS, INC.


Date: March 30, 2001                      By /s/ Morris Laster
                                             -----------------------------
                                             Morris Laster
                                             Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report below on behalf of Keryx and in the capacities and on the dates indicated.

   Each person, in so signing also makes, constitutes, and appoints Bob Trachtenberg, General Counsel and Secretary of Keryx, and Robert Gallahue, Chief Financial Officer and Treasurer of Keryx, and each of them acting alone, as his true and lawful attorneys-in-fact, with full power of substitution, in his name, place, and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


Signature                          Title                                              Date
---------                          -----                                              ----

/s/ Morris Laster                  Chairman & Chief Executive Officer             March 30, 2001
---------------------------------  (Principal Executive Officer)
Morris Laster,  M.D.

/s/ Robert Gallahue, Jr.           Chief Financial Officer & Treasurer            March 30, 2001
---------------------------------  (Principal Financial and Accounting Officer)
Robert Gallahue, Jr.

/s/ Malcolm Hoenlein               Director                                       March 30, 2001
---------------------------------
Malcolm Hoenlein

/s/ Peter M. Kash                  Director                                       March 30, 2001
---------------------------------
Peter M. Kash

/s/ Mark H. Rachesky               Director                                       March 30, 2001
---------------------------------
Mark H. Rachesky, M.D.

/s/ Lindsay A. Rosenwald           Director                                       March 30, 2001
---------------------------------
Lindsay A. Rosenwald, M.D.

                                   Director                                       March __, 2001
---------------------------------
Wayne Rothbaum

/s/ J. Wilson Totten               Director                                       March 30, 2001
---------------------------------
J. Wilson Totten, M.D.


Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Consolidated Financial Statements as of December 31, 2000
--------------------------------------------------------------------------------

Contents

Page
----

Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000                 F-3

Consolidated Statements of Operations for the years ended
   December 31, 2000, 1999 and 1998                                          F-4

Consolidated Statements of Changes in Stockholders' Equity for the
   years ended December 31, 2000, 1999 and 1998                              F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998                                          F-8

Notes to Consolidated Financial Statements                                  F-10

                          Independent Auditors' Report

To the Board of Directors and Shareholders of Keryx Biopharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Keryx Biopharmaceuticals, Inc. (the "Company"), a development stage company, and its subsidiaries, as of December 31, 2000 and 1999 and the related consolidated statements of operations, statements of changes in stockholders' equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2000, and for the development stage period. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, a development stage company, and its subsidiaries, at December 31, 2000 and 1999 and the results of their operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, and for the development stage period, in conformity with accounting principles generally accepted in the United States.


Somekh Chaikin
Certified Public Accountants (Isr.)
A member firm of KPMG International

Jerusalem, Israel
February 15, 2001

Consolidated Balance Sheets as of December 31
--------------------------------------------------------------------------------

                                                        2000            1999
                                                     -----------     -----------
Assets

Current assets

Cash and cash equivalents                            $22,708,462     $ 4,126,735
Investment securities, held-to-maturity               15,492,568              --
Accrued interest receivable                              595,200              --
Other receivables and prepaid expenses                   204,854         251,822
                                                     -----------     -----------
Total current assets                                  39,001,084       4,378,557
                                                     -----------     -----------
Investment securities, held-to-maturity               10,103,644              --
                                                     -----------     -----------
Investment in respect of employee
 severance obligations                                   136,173          64,047
                                                     -----------     -----------
Fixed assets, net                                        312,187         160,141
                                                     -----------     -----------
Other assets (primarily intangible
 assets)                                                 711,268         345,471
                                                     -----------     -----------

                                                     $50,264,356     $ 4,948,216
                                                     ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

--------------------------------------------------------------------------------

                                                                                 2000            1999
                                                                             ------------    ------------
Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                                        $    919,307    $    141,236
Accrued compensation and related liabilities                                      173,899         111,698
Related party                                                                          --         141,483
                                                                             ------------    ------------
Total current liabilities                                                       1,093,206         394,417
                                                                             ------------    ------------
Liability in respect of employee severance obligations                            304,502         117,736
                                                                             ------------    ------------
Stockholder's equity

Series A convertible preferred stock, $0.001 par value each (liquidation preference - $100 per share plus all declared but unpaid dividends, 0 and
 170,000 shares authorized and 0 and 79,465 shares issued and fully
 paid at December 31, 2000 and 1999, respectively)                                     --              79
Common stock, $0.001 par value each (40,000,000 and
 20,000,000 shares authorized, 19,532,772 and 1,208,306
 shares issued and fully paid at December 31, 2000 and
 1999, respectively)                                                               19,533           1,208
Additional paid-in capital                                                     76,565,052      19,712,951
Unearned compensation                                                          (3,805,145)     (2,854,280)
Deficit accumulated during the development stage                              (23,912,792)    (12,423,895)
                                                                             ------------    ------------
                                                                               48,866,648       4,436,063
                                                                             ------------    ------------
                                                                             $ 50,264,356    $  4,948,216
                                                                             ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Consolidated Statement of Operations for the Year Ended December 31
--------------------------------------------------------------------------------

                                                                                                  Amounts
                                                                                                accumulated
                                                                                                during the
                                                                                                development
                                                    2000            1999            1998           stage
                                                ------------    ------------    ------------    ------------
Management fees from related party              $         --    $         --    $     66,662    $    299,997
                                                ------------    ------------    ------------    ------------

Expenses

Research and development expenses                  6,685,609       6,922,797       1,406,993      15,584,257

General and administrative expenses                5,900,380       1,812,508       1,011,286       9,249,719
                                                ------------    ------------    ------------    ------------
Total operating expenses                          12,585,989       8,735,305       2,418,279      24,833,976
                                                ------------    ------------    ------------    ------------
Operating loss                                   (12,585,989)     (8,735,305)     (2,351,617)    (24,533,979)

Interest income                                    1,368,172          21,042           4,268       1,393,482

Interest expense and other bank charges              (51,080)       (278,529)       (161,619)       (502,100)
                                                ------------    ------------    ------------    ------------
Net loss before income taxes                     (11,268,897)     (8,992,792)     (2,508,968)    (23,642,597)

Income taxes                                         220,000           9,970          30,447         270,195
                                                ------------    ------------    ------------    ------------
Net loss                                        $(11,488,897)   $ (9,002,762)   $ (2,539,415)   $(23,912,792)
                                                ============    ============    ============    ============
Basic and diluted loss per common share         $      (0.89)   $      (1.11)   $      (0.31)   $      (2.57)
                                                ============    ============    ============    ============

Weighted average shares used in
 computing basic and diluted net loss per
 common share                                     12,929,643       8,108,306       8,108,306       9,313,640

    The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Statement of Changes in Stockholders' Equity
--------------------------------------------------------------------------------


                                                        Series A convertible
                                                          preferred stock                Common stock
                                                       ----------------------      ------------------------
                                                        Shares      Amount          Shares        Amount
                                                       --------  ------------      ---------   ------------
Balance at January 1, 1998                                  --   $         --             --   $         --
Changes during the year:
Contributed capital                                         --             --             --             --
Net loss for the year                                       --             --             --             --
                                                       --------  ------------      ---------   ------------
Balance at December 31, 1998                                --             --             --             --

Changes during the year:
Conversion of convertible notes of
 Partec into stock in Keryx                                 --             --             --             --
Issuance of Series A convertible preferred
 stock to investors at $100 per share for
 cash (net of issuance expenses of $308,910)            50,000             50             --             --
Issuance of Series A convertible preferred
 stock at $0.001  par value to  noteholders
 in exchange for note of predecessor                    29,465             29             --             --
Issuance of common stock to technology
 licensors for technology license                           --             --      1,208,306          1,208
Compensation in respect of options
 granted to employees, directors and
 consultants                                                --             --             --             --
Warrants for common stock issued to
 technology licensor for technology license                 --             --             --             --
Warrants for common stock issued to
 noteholders in exchange for note of
 predecessor                                                --             --             --             --
Net loss for the year                                       --             --             --             --
                                                       --------  ------------      ---------   ------------
Balance at December 31, 1999                            79,465   $         79      1,208,306   $      1,208

                                                                                          Deficit
                                                                                        accumulated
                                                          Additional                    during the
                                                           paid-in        Unearned      development
                                                           capital      compensation       stage           Total
                                                         ------------   ------------    ------------    ------------
Balance at January 1, 1998                               $          6   $         --    $   (881,718)   $   (881,712)
Changes during the year:
Contributed capital                                         3,180,541             --              --       3,180,541
Net loss for the year                                              --             --      (2,539,415)     (2,539,415)
                                                         ------------   ------------    ------------    ------------
Balance at December 31, 1998                                3,180,547             --      (3,421,133)       (240,586)

Changes during the year:
Conversion of convertible notes of
 Partec into stock in Keryx                                 2,973,376             --              --       2,973,376
Issuance of Series A convertible preferred
 stock to investors at $100 per share for
 cash (net of issuance expenses of $308,910)                4,691,040             --              --       4,691,090
Issuance of Series A convertible preferred
 stock at $0.001  par value to  noteholders
 in exchange for note of predecessor                               --             --              --              29
Issuance of common stock to technology
 licensors for technology license                                  --             --              --           1,208
Compensation in respect of options
 granted to employees, directors and
 consultants                                                7,554,854     (2,128,880)             --       5,425,974
Warrants for common stock issued to
 technology licensor for technology license                   725,400       (725,400)             --              --
Warrants for common stock issued to
 noteholders in exchange for note of
 predecessor                                                  587,734             --              --         587,734
Net loss for the year                                              --             --      (9,002,762)     (9,002,762)
                                                         ------------   ------------    ------------    ------------
Balance at December 31, 1999                             $ 19,712,951   $ (2,854,280)   $(12,423,895)   $  4,436,063

   The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

--------------------------------------------------------------------------------

                                                         Series A convertible
                                                            preferred stock                   Common stock
                                                      ----------------------------    ---------------------------
                                                         Shares          Amount          Shares         Amount
                                                      ------------    ------------    ------------   ------------
Balance at December 31, 1999                                79,465    $         79       1,208,306   $      1,208

Changes during the year:
Issuance of Series A convertible preferred
 stock to investors at $100 per share for
 cash (net of issuance expenses of $270,876)                39,180              39              --             --
Receipt on account of shares issued in
 prior years                                                    --              --       6,900,000          6,900
Conversion of Series A convertible
 preferred stock to common stock                          (118,645)           (118)      6,114,962          6,115
Issuance of common stock in initial public
 offering, including exercise of overallotment
 (net of issuance expenses of $5,701,601)                       --              --       5,200,000          5,200
Exercise of warrants                                            --              --         109,504            110
Compensation in respect of options
 granted to employees, directors and
 consultant                                                     --              --              --             --
Compensation in respect of warrants for
 common stock issued to technology licensor
Warrants of common stock issued to related
 party as finder's fee in private placement                     --              --              --             --
Net loss                                                        --              --              --             --
                                                      ------------    ------------    ------------   ------------
Balance at December 31, 2000                                    --    $         --      19,532,772   $     19,533
                                                      ============    ============    ============   ============

                                                                                         Deficit
                                                                                       accumulated
                                                        Additional                     during the
                                                         paid-in         Unearned      development
                                                         capital       compensation       stage           Total
                                                       ------------    ------------    ------------    ------------
Balance at December 31, 1999                           $ 19,712,951     $(2,854,280)   $(12,423,895)   $  4,436,063

Changes during the year:
Issuance of Series A convertible preferred
 stock to investors at $100 per share for
 cash (net of issuance expenses of $270,876)              3,647,085              --              --       3,647,124
Receipt on account of shares issued in
 prior years                                                     --              --              --           6,900
Conversion of Series A convertible
 preferred stock to common stock                             (5,997)             --              --              --
Issuance of common stock in initial public
 offering, including exercise of overallotment
 (net of issuance expenses of $5,701,601)                46,293,199              --              --      46,298,399
Exercise of warrants                                            624              --              --             734
Compensation in respect of options
 granted to employees, directors and
 consultant                                               3,733,974         430,817              --       4,164,791
Compensation in respect of warrants for
 common stock issued to technology licensor               3,069,595      (1,381,682)                      1,687,913
Warrants of common stock issued to related
 party as finder's fee in private placement                 113,621              --              --         113,621
Net loss                                                         --              --     (11,488,897)    (11,488,897)
                                                       ------------    ------------    ------------    ------------
Balance at December 31, 2000                           $ 76,565,052    $ (3,805,145)   $(23,912,792)   $ 48,866,648
                                                       ============    ============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

--------------------------------------------------------------------------------


                                                         Series A convertible
                                                            preferred stock                   Common stock
                                                      ----------------------------    ---------------------------
                                                         Shares          Amount          Shares         Amount
                                                      ------------    ------------    ------------   ------------
Amounts accumulated during the
 development stage:
Contributed capital                                             --    $         --              --   $         --
Conversion of convertible notes of Partec
 into stock in Keryx                                            --              --              --             --
Issuance of Series A convertible preferred
 stock to investors at $100 per share for
 cash (net of issuance expenses of $552,325)                89,180              89              --             --
Issuance of Series A convertible preferred
 stock at $0.001 par value to noteholders
 in exchange for note of predecessor                        29,465              29              --             --
Issuance of common stock to technology
 licensors for technology license                               --              --       1,208,306          1,208
Receipt on account of shares issued in
 prior years                                                    --              --       6,900,000          6,900
Conversion of Series A convertible
 preferred stock to common stock                          (118,645)           (118)      6,114,962          6,115
Issuance of common stock in initial public
 offering, including exercise of overallotment
 (net of issuance expenses of $5,701,601)                       --              --       5,200,000          5,200
Exercise of warrants                                            --              --         109,504            110
Compensation in respect of options
 granted to employees, directors and consultants                --              --              --             --
Warrants for common stock issued to
 technology licensor                                            --              --              --             --
Warrants of common stock issued to related
 party as finder's fee in private placement                     --              --              --             --
Warrants for common stock issued to
 noteholders in exchange for note of predecessor                --              --              --             --
Net loss                                                        --              --              --             --
                                                      ------------    ------------    ------------   ------------
                                                                --    $         --      19,532,772   $     19,533
                                                      ============    ============    ============   ============

                                                                                          Deficit
                                                                                        accumulated
                                                         Additional                     during the
                                                          paid-in         Unearned      development
                                                          capital       compensation       stage            Total
                                                        ------------    ------------    ------------    ------------
Amounts accumulated during the
 development stage:
Contributed capital                                     $  3,180,547    $         --    $         --    $  3,180,547
Conversion of convertible notes of Partec
 into stock in Keryx                                       2,973,376              --              --       2,973,376
Issuance of Series A convertible preferred
 stock to investors at $100 per share for
 cash (net of issuance expenses of $552,325)               8,338,125              --              --       8,338,214
Issuance of Series A convertible preferred
 stock at $0.001 par value to noteholders
 in exchange for note of predecessor                              --              --              --              29
Issuance of common stock to technology
 licensors for technology license                                 --              --              --           1,208
Receipt on account of shares issued in
 prior years                                                      --              --              --           6,900
Conversion of Series A convertible
 preferred stock to common stock                              (5,997)             --              --              --
Issuance of common stock in initial public
 offering, including exercise of overallotment
 (net of issuance expenses of $5,701,601)                 46,293,199              --              --      46,298,399
Exercise of warrants                                             624              --              --             734
Compensation in respect of options
 granted to employees, directors and consultants          11,288,828      (1,698,063)             --       9,590,765
Warrants for common stock issued to
 technology licensor                                       3,794,995      (2,107,082)             --       1,687,913
Warrants of common stock issued to related
 party as finder's fee in private placement                  113,621                                         113,621
Warrants for common stock issued to
 noteholders in exchange for note of predecessor             587,734              --              --         587,734
Net loss                                                          --              --     (23,912,792)    (23,912,792)
                                                        ------------    ------------    ------------    ------------
                                                        $ 76,565,052    $ (3,805,145)   $(23,912,792)   $ 48,866,648
                                                        ============    ============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Consolidated Statement of Cash Flows for the Year Ended December 31
--------------------------------------------------------------------------------

                                                                                                          Amounts
                                                                                                        accumulated
                                                                                                        during the
                                                                                                        development
                                                           2000            1999            1998            stage
                                                       ------------    ------------    ------------    ------------
Cash flows from operating activities
Net loss                                               $(11,488,897)   $ (9,002,762)   $ (2,539,415)   $(23,912,792)

Adjustments to reconcile cash flows
 used in operating activities:
  Revenues and expenses not involving cash flows:
       Employee stock compensation
        expense                                           3,556,016       4,964,797              --       8,520,813
       Consultants' stock compensation
        expense                                           2,296,687       1,048,911              --       3,345,598
       Interest on convertible notes
        settled through issuance of
        preferred shares                                         --         252,966              --         252,966
       Provision for employee severance
        obligations                                         186,766          36,392         *59,344         304,502
       Depreciation and amortization                         47,272          36,195          27,938         123,440
       Exchange rate differences                              3,200             421          (5,009)         (3,508)

  Changes in assets and liabilities:
       Decrease (increase) in other
        receivables and prepaid expenses                     46,968        (202,675)         25,145        (200,376)
       Increase in accrued interest
        receivable                                         (595,200)             --              --        (595,200)
       Increase (decrease) in amounts
        due to related party                               (141,483)        140,968             515              --
       Increase (decrease) in other
        payable and accrued expenses                        778,072         (97,328)         77,471         915,108
       Increase in accrued compensation
        and related liabilities                              62,201          16,074          70,414         173,899
                                                       ------------    ------------    ------------    ------------

Net cash used in operating activities                    (5,248,398)     (2,806,041)     (2,283,597)    (11,075,550)
                                                       ------------    ------------    ------------    ------------

                                                                                                          Amounts
                                                                                                        accumulated
                                                                                                        during the
                                                                                                        development
                                                           2000            1999            1998            stage
                                                       ------------    ------------    ------------    ------------
Cash flows from investing activities

       Purchases of fixed assets, net of
        disposals                                          (199,318)         (2,058)       (138,141)       (434,887)
       Investment in other assets                          (365,797)       (140,431)       (199,637)       (712,237)
       Purchase of investment securities-
        employee severance obligations                      (72,126)        (19,374)       *(22,673)       (136,173)
       Investment in short-term securities              (15,492,568)             --              --     (15,492,568)
       Investment in long-term securities               (10,103,644)             --              --     (10,103,644)
                                                       ------------    ------------    ------------    ------------

       Net cash used in investing activities           $(26,233,453)   $   (161,863)   $   (360,451)   $(26,879,509)
                                                       ------------    ------------    ------------    ------------

*     reclassified

   The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

--------------------------------------------------------------------------------

                                                                                                   Amounts
                                                                                                 accumulated
                                                                                                  during the
                                                                                                 development
                                                    2000            1999            1998            stage
                                                ------------    ------------    ------------    ------------
Cash flows from financing activities
Proceeds from short-term loans                  $         --    $         --    $         --    $    500,000
Proceeds from long-term loans                             --         124,861       2,119,679       3,250,902
Issuance of convertible note, net                         --       2,150,000              --       2,150,000
Issuance of preferred shares, net and
 contributed capital                               3,760,745       4,692,327              --       8,453,078
Receipts on account of shares previously
 issued                                                6,900              --              --           6,900
Proceeds from initial public offering, net        46,298,399              --              --      46,298,399
Proceeds from exercise of warrants                       734              --              --             734
                                                ------------    ------------    ------------    ------------
Net cash provided by financing activities         50,066,778       6,967,188       2,119,679      60,660,013
                                                ------------    ------------    ------------    ------------
Effect of exchange rate on cash                       (3,200)           (421)          5,009           3,508
                                                ------------    ------------    ------------    ------------
Net increase (decrease) in cash and cash
 equivalents                                      18,581,727       3,998,863        (519,360)     22,708,462

Cash and cash equivalents at beginning
 of period                                         4,126,735         127,872         647,232       4,126,735
                                                ------------    ------------    ------------    ------------
Cash and cash equivalents at end of
 period                                         $ 22,708,462    $  4,126,735    $    127,872    $ 26,835,197
                                                ============    ============    ============    ============
Non - cash transactions
Conversion of short-term loans into
 contributed capital                            $         --    $         --    $    500,000    $    500,000
Conversion of long-term loans into
 contributed capital                                      --              --       2,680,541       2,680,541
Conversion of long-term loans into
 convertible notes of Partec                              --         570,361              --         570,361
Conversion of convertible notes of Partec
 and accrued interest into stock in Keryx                 --       2,973,376              --       2,973,376
Issuance of warrants to related party
 as finder's fee in private placement                113,621              --              --         113,621
Declaration of stock dividend                          2,702             402              --           3,104
Conversion of Series A preferred stock to
 common stock                                            118              --              --             118

Supplementary disclosures of cash flow
 information
Cash paid for interest                          $      3,406    $     13,719    $    120,336    $    137,461

Cash paid for income taxes                           118,431              --              --         118,431

   The accompanying notes are an integral part of the consolidated financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies

      Description of Business

      Keryx Biopharmaceuticals, Inc. (the "Company") is a development stage biotechnology company formed to use data discovered through the mapping of the human genome to generate drug candidates. Keryx was incorporated in Delaware in October 1998 (under the name Paramount Pharmaceuticals, Inc. which was later changed to Lakaro Biopharmaceuticals, Inc. in November 1999, and finally to Keryx Biopharmaceuticals, Inc. in January 2000). The Company commenced activities in November 1999, and since then has operated in one segment of operations, namely the development and commercialization of clinical compounds and core technologies for the life sciences. The Company has not had revenues from its planned principal operations and is dependent upon significant financing to fund the working capital necessary to execute its business development plan. There can be no assurance that the Company will be able to obtain additional financing.

      Until November 1999, most of the Company's activities were carried out by Partec Limited, an Israeli corporation formed in December 1996, and its subsidiaries SignalSite Inc. (85% owned) and its wholly owned subsidiary, SignalSite Israel Ltd., and Vectagen Inc. (87.25% owned) and its wholly owned subsidiary, Vectagen Israel Ltd. (hereinafter collectively referred to as "Partec"). In November 1999, the Company acquired substantially all of the assets and liabilities of Partec and, as of that date, the activities formerly carried out by Partec are now performed by the Company. At the date of the acquisition, Keryx and Partec were entities under common control (the controlling interest owned approximately 79.7% of Keryx and approximately 76% of Partec) and accordingly, the assets and liabilities were recorded at their historical cost basis by means of an "as if" pooling and Partec is being presented as a predecessor company. Consequently, these financial statements include the activities performed in previous periods by Partec by aggregating the relevant historical financial information with the financial statements of the Company as if they had formed a discrete operation under common management for the entire development stage.

      The Company owns a 100% interest in Keryx (Israel) Limited, incorporated in Israel, and Keryx Securities Corp., a US corporation. At present substantially all of the biopharmaceutical research and development activities are in Israel, and therefore, the Company has one geographical segment.

      Principles of Consolidation

      The consolidated financial statements include the financial statements of the Company, its subsidiaries and the operations detailed above. Intercompany transactions and balances have been eliminated.

      Foreign Currency Translation

      The financial statements of the Israeli subsidiary have been translated using the US dollar as the functional currency.

      Transactions in foreign currency (primarily in New Israeli Shekels - "NIS") are recorded at the representative exchange rate as of the transaction date. Assets and liabilities in foreign currency are stated on the basis of the representative rate of exchange of the NIS prevailing at the balance sheet date. All exchange gains and losses from remeasurement of monetary balance sheet item denominated in non-dollar currencies are reflected in the statement of operations as they arise.

      Cash and Cash Equivalents

      The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

      Investment Securities

      Investment securities at December 31, 2000 consist of U.S. government and corporate debt securities. The Company classifies its investment securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

      Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

      A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

      Investment in Respect of Employee Severance Obligations

      Investment in respect of employee severance obligations is recorded at its current redemption value.

      Fixed Assets

      Fixed assets are stated at historical cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets at the following annual rates:

                                                                           %
                                                                         -----
      Office furniture and equipment                                      6-15
      Laboratory equipment                                                  20
      Computers, software and related equipment                          20-33

      Leasehold improvements are amortized over the lesser of 10 years or the remaining term of lease inclusive of renewal options.

      Intangible Assets

      Acquired patents and intangible assets are recorded at cost and will be amortized over the remaining useful lives of these assets. The Company evaluates continually whether events and circumstances warrant the recognition of a reduction of carrying amounts.

      Revenue Recognition

      Revenues in 1998 and during the development stage period arose from provision of management services to a related company. They were recognized ratably over the period for which the services are provided.

      Research and Development Costs

      Research and development costs are expensed as incurred.

      Income Taxes

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If the likelihood of realizing the deferred tax assets or liability is less than "more likely than not," a valuation allowance is then created.

      Stock - Based Compensation

      The Company applies the intrinsic value-based method of accounting prescribed by the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, to account for stock option plans for employees and directors. As such, compensation expense would be recorded on the measurement date only if current market price of the underlying stock exceeded the exercise price. SFAS 123 is applied to stock options and warrants granted to other than employees and directors. The Company has adopted the disclosure requirements of SFAS No. 123.

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN No. 44). This interpretation clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," with respect to certain issues in accounting for employee stock compensation and is generally effective as of July 1, 2000. The Company follows the provisions of FIN No. 44.

      Impairment of Long Lived Assets

      The Company reviews its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

      Net Loss Per Share

      Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be anti-dilutive. The common stock equivalent of anti-dilutive securities not included in the computation of net loss per share amounts to 5,224,150 for the year ended December 31, 2000 (1999 and 1998- 4,095,625). The number of shares of common stock outstanding retroactively reflects a stock dividend declared in June 2000 (as described in Note 8). Basic net loss per share has been computed using the number of shares issued by the Company immediately following the commencement of activities in November 1999 as if outstanding for the period of the predecessor company (see Description of Business above).

      Comprehensive Income (Loss)

      The Company follows SFAS 130 "Reporting Comprehensive Income," which states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial position. Comprehensive income
      (loss) is the same as net loss for all years presented.

      Concentrations of Credit Risk

      The Company does not have significant off-balance-sheet risk or credit risk concentrations. The Company maintains its cash and cash equivalents with multiple financial institutions and invests in investment-grade securities with maturities of less than twenty-four months.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      New Accounting Pronouncements

      In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("Statement 133") "Accounting for Derivative Instruments and for Hedging Activities." In June 2000 the FASB issued Statement Financial Accounting Standards Board Statement No. 138 ("Statement 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." Statement 133 and Statement 138 require companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. They also require that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted Statement 133 and Statement 138 on January 1, 2001. The adoption of Statement 133 and Statement 138 had no impact on the Company's balance sheet or statement of operations.

Note 2 - Cash and Cash Equivalents

                                                  December 31        December 31
                                                      2000              1999
                                                  -----------        -----------
       In or linked to US dollars:
         Money market funds                       $20,488,618         $        -
         Cash                                      *2,025,645          4,041,513
       In Israeli currency                            194,199             85,222
                                                  -----------         ----------
                                                  $22,708,462         $4,126,735
                                                  ===========         ==========

* Of this amount, $40,000 is restricted in connection with bank guarantees, as described in Note 11.

Note 3 - Investment Securities

      The following table summarizes the Company's investment securities at December 31, 2000 (there were no investment securities during the year ended December 31, 1999):

                                                                  Gross             Gross
                                                               unrealized         unrealized
                                          Amortized cost      holding gains     holding losses     Fair value
                                          --------------      -------------     --------------     ----------
       Short-term investments

       Obligations of domestic
        governmental agencies
        (mature in September 2001)          3,496,020             10,679           (1,519)          3,505,180
       US corporate debt securities
        (mature between
        January and August 2001)           11,996,548             31,772                -          12,028,320
                                           ----------             ------           ------          ----------
                                           15,492,568             42,451           (1,519)         15,533,500
                                           ==========             ======           ======          ==========
       Long-term investments

       Obligations of domestic
        governmental agencies
       (mature between January and
        February 2002)                      2,782,856             14,009           (4,046)          2,792,819
       US corporate debt securities
         (mature between
         February and July 2002)            7,320,788              8,375                -           7,329,163
                                           ----------             ------           ------          ----------
                                           10,103,644             22,384           (4,046)         10,121,982
                                           ==========             ======           ======          ==========

Note 4 - Fixed Assets

                                                  December 31       December 31
                                                     2000              1999
                                                  -----------       -----------
      Cost

      Office furniture and equipment                $161,865          $153,119
      Laboratory equipment(1)                         27,422                 -
      Computers, software and related
       equipment                                     127,403            61,943
      Leasehold improvements                          94,701             2,275
                                                    --------          --------
                                                     411,391           217,337
                                                    --------          --------
      Accumulated depreciation
       and amortization                               99,204            57,196
                                                    --------          --------
      Net book value                                $312,187          $160,141
                                                    ========          ========

      (1) Most of the Company's research and development to date has been carried out at laboratories of a third-party with whom the Company has entered into a sponsor-research agreement.

Note 5 - Other Assets

                                                  December 31       December 31
                                                     2000              1999
                                                  -----------       -----------
      Patents and other intangible assets           $711,268          $341,405
      Other                                                -             4,066
                                                    --------         ---------
                                                    $711,268          $345,471
                                                    ========         =========

Note 6 - Related Party

      The amount of $141,483 at December 31, 1999 was due to a preferred shareholder in connection with its activities relating to the Company's November 1999 private placement as explained below. This amount bore no interest and was paid upon the final closing of the private placement in January 2000.

      During 1997 and 1998, the Company provided management services (including general management and research and development consulting) to a wholly owned subsidiary of an investee company. The Company holds a 4% interest in the investee company and records the investment at cost; therefore there is no elimination of revenues on consolidation in respect of the management fees.

Note 7 - Liability in Respect of Employee Severance Obligations

      Under Israeli law, employers are required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, on the basis of the latest monthly salary for each year of service.

      This liability is provided for by payments of premiums to insurance Companies under approved plans and by a provision in these financial statements.

      For the year ended December 31, 2000, $186,766 (1999 - $36,392, 1998 -
      $59,344) was recorded as salary expense in respect of future severance obligations and $72,126 (December 31, 1999 - $19,374, 1998 - $22,673) was
      funded under the severance payment plans and is included in these financial statements as long-term investments.

Note 8 - Stockholders' Equity

      Composition

                                             December 31, 2000                              December 31, 1999
                                --------------------------------------------    -----------------------------------------
                                                               Issued and                                      Issued and
                                 Authorized       Issued        fully paid      Authorized       Issued        fully paid
                                   Number         Number          Number           Number        Number          Number
                                 ----------     ----------      ----------      -----------   ------------    ------------
        Common stock,
        $0.001 par value
        each                     40,000,000     19,532,772      19,532,772      20,000,000     8,108,306(3)    1,208,306(3)

       "Blank check"
        preferred stock,
        $0.001 par value
        each                      4,830,000              -               -       4,830,000             -               -

        Series A
        convertible
        preferred stock,
        $0.001 par value
        each                              -              -               -         170,000        79,465          79,465

      (1) The shares of Series A convertible preferred stock have a stated value of $100 each and were convertible into shares of common stock at a ratio of 51.54 to 1. The voting and dividend rights associated with the stock are similar to those of the common stock, based on the number of shares that would have been received if the preferred shares had been converted at the record date. In January 2000, an additional 39,180 shares of Series A convertible preferred stock were issued as part of the continuation of the private placement. In July 2000, the 118,645 outstanding shares of Series A convertible preferred stock were converted to 6,114,962 shares of common stock upon the effectiveness of the Company's initial public offering.

      (2) In June 2000, the stockholders approved an increase in authorized capital stock by 20,000,000 shares to 40,000,000 shares of common stock, par value $0.001, which took effect upon the effectiveness of the Company's initial public offering.

      (3) In June 2000, the board of directors declared a 3:2 common stock dividend which was effective in conjunction with the Company's initial public offering whereby the stockholders received one share of common stock for each two shares of common stock held at July 15, 2000. These financial statements have been prepared to retroactively reflect the stock dividend.

      (4) The Company completed its initial public offering of 4.6 million shares of its common stock at $10 per share pursuant to a Registration Statement on Form S-1 (Registration no. 333-37402) which was effective on July 28, 2000. Additionally, the underwriters exercised their overallotment option and purchased an additional 600,000 shares of the Company's common stock, at $10 per share, on August 30, 2000. Total proceeds of this offering, including the exercise of the over-allotment option, were approximately $46.3 million, net of underwriting fees and offering expenses of approximately $5.7 million.

            As a result of the offering, all outstanding shares of Series A convertible preferred stock automatically converted into 6,114,962 shares of common stock.

      Stock Option Plans

      In November, 1999, the Company adopted a stock option plan (the "1999 plan") pursuant to which the Company's board of directors may grant stock-based awards to directors, consultants and employees. The plan authorizes grants to purchase up to 4,230,000 shares of authorized but unissued common stock at a 1:1 ratio. In June 2000, the Company adopted an additional stock option plan (the "2000 plan") pursuant to which the compensation committee of the Company's board of directors may grant stock-based awards to directors, consultants and employees. The 2000 plan authorizes grants to purchase up to 4,455,000 shares of authorized but unissued common stock at a 1:1 ratio. At December 31, 2000, a total of 4,298,732 (1) stock options have been granted as part of the plan and, in addition, 240,000 options, which are not part of any plan, have been granted. At December 31, 2000, no options have been exercised. The vesting and exercise terms are as follows:

      To directors and employees:

                                                                                                   Weighted
                   Number of                                                                  Averaged       Number of
   Exercise         Options                                                                   Exercise        Options
    Price        Outstanding(1)           Vesting period             Expiration date            Price          Vested
------------    ---------------   -----------------------       ---------------------         --------      ----------
      $0.10       2,096,587              Immediately upon       25 years from date of           $0.10       2,096,587
                                                    grant                       grant

  0.10-0.50       1,783,500       At different dates from       10 years from date of            0.14       1,282,125
10.00-14.55         222,200                 December 1999                       grant           11.64               -
                                         through December
                                                     2003

      (1) Does not include 60,000 options granted in 1999 and 30,000 options granted in 2000 which were forfeited.

      The Company applies APB Opinion No. 25 in accounting for its options granted to directors and employees. The Company has recorded $3,556,016 of compensation expense during 2000 and $347,922 of compensation expense in regard to these options has been deferred. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                                                              Amounts
                                                                                                            accumulated
                                                             For the year ended December 31                 during the
                                                   -------------------------------------------------        development
                                                       2000               1999               1998              stage
                                                   ------------        -----------       -----------       ------------
Net loss                     As reported           $(11,488,897)       $(9,002,762)      $(2,539,415)      $(23,922,172)

                             Pro forma             $(11,501,682)       $(9,048,812)      $(2,539,415)      $(23,981,007)

Basic and diluted losses
 per common share            As reported                 $(0.89)            $(1.11)           $(0.31)            $(2.57)

                             Pro forma                   $(0.89)            $(1.12)           $(0.31)            $(2.57)

      The value of these options has been estimated using the Black-Scholes model. The assumptions used in the calculation of the fair value for compensation expense during the year ended December 31, 2000 were a weighted average expected life of each option of three years, an expected volatility rate of 70-75% and a risk-free interest rate of 5-6%.

      To consultants:

                                                                                                       Weighted
                           Number of                                                                   Averaged       Number of
           Exercise         Options                                                                    Exercise        Options
            Price         Outstanding          Vesting period             Expiration date                Price          Vested
      -----------------   -----------    -----------------------     --------------------------        ---------      ----------
      $        0.10         236,945      Immediately                 25 years from date of grant         $0.10         236,945

                                         At different dates from
       10.00-13.625          19,500      December 1999               10 years from date of grant         11.72           4,500
                                         through December 2003

               0.10         180,000      Milestone - based           10 years from date of grant          0.10               -

      During 2000, the Company recorded $592,401 in compensation expense in regard to these options based on the fair value at the grant date as determined using the Black-Scholes model under the assumptions stated above. Deferred compensation expense on these options amounted to $1,350,141 at December 31, 2000. In accordance with EITF

      96-18, these options are revalued at every reporting period over the vesting period in order to determine the actual amount of deferred compensation expense. At December 31, 2000, none of the options had been exercised.

      Warrants

      In November 1999, the Board of Directors resolved to grant warrants to purchase 678,832 shares of common stock to investors and others (not directors or employees). In January 2000, the board of directors granted warrants to a related party to purchase 116,090 shares of common stock as a finder's fee in connection with the private placement. The costs of $113,621 were recorded against proceeds from the private placement. During 2000, the Company recorded $1,704,286 in compensation expense and at December 31, 2000, $2,107,082 of compensation expense in regard to these warrants remains deferred. Compensation expense with regard to the warrants has been calculated using the Black-Scholes model assuming 3-5 year expected life of the warrants, an expected volatility rate of 70-75% and a risk-free interest rate of 5-6%.

      The terms of the warrants are as follows:

                                                                                             Weighted        Number of
                        Number of                                                            Averaged       Outstanding
         Exercise        Warrants                                                            Exercise         Warrants
           Price       Outstanding        Vesting period           Expiration date            Price            Vested
         --------      -----------    ----------------------  --------------------------     --------       -----------
         $0.0067         194,328      Immediately upon grant  3 years from date of grant      $0.0067          194,328

            1.94         116,090      Immediately upon grant  10 years from date of grant        1.94          116,090

          0.0067         375,000      Milestone - based       10 years from date of grant      0.0067                -

      As of December 31, 2000, 109,504 warrants have been exercised.

      In accordance with EITF 96-18, the milestone-based warrants issued to consultants are revalued at every reporting period over the vesting period in order to determine the actual amount of deferred compensation expense.

Note 9 - Fair Value of Financial Instruments

      The Company's financial instruments at December 31, 2000 and 1999 consisted of cash and cash equivalents, investment securities, accrued interest receivable, other receivables, accounts payable and accrued expenses, accrued compensation and related liabilities and due to related party. The carrying amounts of all financial instruments other than investment securities approximates their fair value for all years presented. The difference between the carrying value and fair value of investment securities held-to-maturity is set forth in Note 3 above.

      The following methods and assumptions were used to estimate fair value of each class of financial instruments:

      Cash and cash equivalents, accrued interest receivable, other receivables, accounts payable and accrued expenses, accrued compensation and related liabilities and due to related party: The carrying amounts approximate fair value because of the relatively short maturity of these instruments.

      Investment securities: the fair values of debt securities held-to-maturity are based on quoted market prices at the reporting date for those or similar investments.

Note 10 - Taxes on Income

      At December 31, 2000, for US income tax purposes, the Company had approximately $5.7 million of net operating loss carryforwards from November 1999 through December 31, 2000. Such net operating losses begin expiring in 2019.

      Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance for deferred tax assets was $7.9 million as of December 31, 2000.

      The Israeli subsidiary is subject to the Income Tax Regulations (Guidelines for Management of the Books and Records of Companies with Foreign Investment and of Certain Partnerships and Determination of Taxable Income), 1986, which state that the Israeli subsidiary's income may be calculated on the basis of its results in dollars. Partec, the predecessor company, is subject to the Israeli Income Tax Law (Inflationary Adjustments), 1985. Under this law, operating results for tax purposes are measured in real terms, in accordance with the changes in the Israeli Consumer Price Index ("Israeli CPI"), and companies are entitled to deduct from their taxable income an "equity preservation deduction" (which partially compensated for the decrease in the value of stockholders' equity resulting from the annual rise in the Israeli CPI).

      The tax expense reported in the consolidated financial statements relates to the subsidiary in Israel and to Partec. Income tax expense attributable to income from continuing operations was $220,000, $9,970, and $30,447 for the years ended December 31, 2000, 1999 and 1998, respectively, and differed from amounts computed by applying the US federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

                                                                            For the year ended December 31
                                                                     --------------------------------------------
                                                                         2000            1999            1998
                                                                     ------------    ------------    ------------
      Losses before taxes on income,
       as reported in the consolidated statements of operations      $(11,268,897)   $ (8,992,792)   $ (2,508,968)

      Computed "expected" tax benefit                                  (3,944,114)     (3,147,477)       (878,139)

      Increase (decrease) in income taxes resulting from:
      Expected benefit from state & local taxes                        (1,673,474)             --              --
      Change in the balance of the valuation
       allowance for deferred tax assets
       allocated to income tax expense (1)                              5,710,594       2,206,888         871,733
      Losses of Partec not entitling Keryx to deferred
       tax assets                                                              --         976,070              --
      Permanent differences                                                    --              --           1,049
      Effect of foreign operations                                        126,994         (25,511)        (35,804)
                                                                     ------------    ------------    ------------

                                                                     $    220,000    $      9,970    $     30,447
                                                                     ============    ============    ============

      (1) Deferred tax assets of Partec were lost upon acquisition of operations by Keryx (see Note 1).

      The significant components of deferred income tax expense (income) attributable to income from continuing operations are as follows:

                                             For the year ended December 31
                                      -----------------------------------------
                                          2000           1999           1998
                                      -----------    -----------    -----------
      Deferred tax expense (income)   $(5,710,594)   $(2,206,888)      (871,733)

      Increase in the valuation
       allowance for deferred tax
       assets                           5,710,594      2,206,888        871,733
                                      -----------    -----------    -----------

                                      $        --    $        --    $        --
                                      ===========    ===========    ===========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below.

                                                 December 31        December 31
                                                    2000 (1)          1999 (1)
                                                 -----------        -----------
      Deferred tax assets:

      Net operating loss                          $2,557,991        $   102,090
      Timing differences (primarily
      relating to compensation)                    5,359,491          2,104,798
                                                  ----------        -----------

      Total gross deferred assets                  7,917,482          2,206,888

      Less valuation allowance                    (7,917,482)        (2,206,888)
                                                  ----------        -----------

      Net deferred tax assets                    $        --        $        --
                                                  ==========        ===========

      (1) Deferred tax assets of Partec were lost upon assumption of operation by Keryx (see Note 1).

Note 11 - Commitments and Contingencies

      Agreements

      The Company entered into a license agreement with Alfa Wassermann SpA which grants it the exclusive rights to KRX-101 for diabetic nephropathy, diabetic retinopathy and diabetic neuropathy in the United States, Canada, Japan, Australia, New Zealand, South Africa and Israel, and entitles Alfa Wassermann to ongoing royalties and fixed milestone payments. The license requires Alfa Wassermann to pay the Company a royalty to the extent that Alfa Wasserman or its sub-licensees receive revenues from products that incorporate information or know-how developed by the Company and commits Alfa Wassermann to participate in the costs of data or intellectual property developed by the Company that Alfa Wasserman decides to utilize. Unless terminated for reason of breach or other customary termination provisions, the license terminates upon the later of the expiration of all underlying patent rights or ten years from the first commercial sale of KRX-101 by the Company.

      Pursuant to a license with Children's Medical Center Corporation, referred to as CMCC, the Company has the exclusive right to commercialize the KinAce platform and practice the claims contained in on granted patent and four patent applications owned by them. Unless terminated for breach or other customary termination provisions, the license terminates upon the later of November 2014 or the expiration of the last patent covered by the license.

      The license obligates the Company to meet certain financing and development milestones. To date, the Company has met all of its milestones under this agreement. Should CMCC reasonably believe that the Company failed to meet any of the development milestones that remain to be fulfilled because it did not devote diligent efforts and adequate resources, the license could be terminated, which could materially affect the Company's operations. Subsequent to the balance sheet date, an amendment to the license agreement was signed, whereby the date for the filing of the first IND was extended to June 2003.

      The Company has undertaken to make milestone payments to its licensors, contingent upon attaining certain goals, of up to approximately $3.95 million. In certain cases, such payments will reduce any royalties to be paid on sales of related products. In the event that the milestones are not achieved, the Company remains obligated to pay one licensor $100,000 annually for two years, commencing in 1999, and $50,000 annually thereafter until the licenses expire. As of December 31, 2000, the Company has paid $400,000 in such annual royalty payments.

      Manufacturing Agreements. Opocrin S.P.A., a manufacturer of bulk biological products, has agreed to manufacture and supply the Company's raw requirements for sulodexide until 2009. The agreement with Opocrin may be terminated by the Company or them on 180 days' notice for any reason. Pharmaceutics International, Inc., a manufacturer of medicinal gelcaps, has agreed to produce the KRX-101 gelcaps necessary for the proposed clinical trial. Until the agreed-upon manufacturing is completed, this agreement may be terminated only by the Company.

      Research Agreements. The Company has entered into sponsored research agreements for the development of specific products and/or technologies under which the Company is committed to finance up to $1.2 million of research costs through December 2001.

      Professor Shmuel Ben-Sasson directs the KinAce Research program pursuant to a research agreement, as mentioned above, with Yissum Research Development Company of the Hebrew University of Jerusalem, referred to as Yissum, and a consulting agreement with Professor Ben-Sasson. The consulting agreement obligates Professor Ben-Sasson to provide consulting services to the Company to develop the KinAce platform and may be terminated by the Company or him on 180 days' notice for any reason. The Company issued to Professor Ben-Sasson 402,768 shares of its common stock in connection with his consulting agreement. The research agreement obligates the Company to make quarterly payments to Yissum and expires in November 2001, although it may be extended by mutual agreement for additional periods of 180 days. It may terminate the research agreement and cease making payments to Yissum should Professor Ben-Sasson fail to meet any milestones contained in the agreement. In general, the milestones are project-specific and require Professor Ben-Sasson to meet enumerated product development timetables.

      Leases

      The subsidiary leases its premises under an operating lease which expires in December 2004.

      Future minimum annual lease payments are as follows:

      2001                                                           $63,750
      2002                                                            63,750
      2003                                                            63,750
      2004                                                            15,940

      The Company has bank guarantees of approximately $40,000 in connection with the lease.

      Additionally, the Company has signed a lease for new premises (the "new lease"), effective 2001, through December 2005 with an option for a five year renewal. Future minimum annual lease payments under the new lease, assuming all options are exercised, are as follows:

      2001                                                          $311,040
      2002                                                           311,040
      2003                                                           322,486
      2004                                                           330,318
      2005                                                           330,318

      As of January 2001, the Company has bank guarantees of approximately $160,000 in connection with the "new lease".