Form 10-Q
period 2001-03-31
KERYX BIOPHARMACEUTICALS INC
filed 2001-05-15
CIK 1114220

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

As of April 26, 2001, the registrant had outstanding 19,617,644 shares of Common Stock, $0.001 par value.


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Interim Consolidated Balance Sheets.............................              1

         Interim Consolidated Statements of Operations...................              2

         Interim Consolidated Statements of Cash Flows...................              3

         Notes to Interim Consolidated Financial Statements..............              5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................              7

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk...................................................             10

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.......................             10


Item 6.  Exhibits and Reports on Form 8-K................................             11


SIGNATURES...............................................................             12

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                                                   March 31       December 31
                                                                     2001            2000
                                                                 (Unaudited)      (Audited)
                                                                  -----------     -----------

Assets

Current assets

Cash and cash equivalents                                         $18,440,177     $22,708,462
Investment securities, held-to-maturity                            13,531,820      15,492,568
Accrued interest receivable                                           537,921         595,200
Other receivables and prepaid expenses                                258,784         204,854
                                                                 ------------    ------------
Total current assets                                               32,768,702      39,001,084
                                                                 ------------    ------------
Investment securities, held-to-maturity                            14,808,600      10,103,644
                                                                 ------------    ------------
Investment in respect of employee
 severance obligations                                                164,906         136,173
                                                                 ------------    ------------
Fixed assets, net                                                     395,701         312,187
                                                                 ------------    ------------
Other assets (primarily intangible
 assets)                                                              764,373         711,268
                                                                 ------------    ------------

                                                                  $48,902,282     $50,264,356
                                                                  ===========     ===========

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                             $ 1,271,578     $   919,307
Accrued compensation and related liabilities                          326,193         173,899
                                                                 ------------    ------------
Total current liabilities                                           1,597,771       1,093,206
                                                                 ------------    ------------
Liability in respect of employee severance obligations                411,998         304,502
                                                                 ------------    ------------
Stockholder's equity

Common stock, $0.001 par value each (40,000,000 and
 40,000,000 shares authorized, 19,614,644 and 19,532,772
 shares issued and fully paid at March 31, 2001 and
 December 31, 2000, respectively)                                      19,614          19,533
Additional paid-in capital                                         75,051,930      76,565,052
Unearned compensation                                              (1,877,876)     (3,805,145)
Deficit accumulated during the development stage                  (26,301,155)    (23,912,792)
                                                                 ------------    ------------
                                                                   46,892,513      48,866,648
                                                                 ------------    ------------
                                                                  $48,902,282    $ 50,264,356
                                                                 ============    ============


         The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                                                            Amounts
                                                                           Accumulated
                                                                            During the
                                                                           Development
                                            Three months ended March 31       Stage
                                            ----------------------------   ------------
                                                2001             2000         2001
                                             ------------    ------------  ------------
                                             (Unaudited)     (Unaudited)   (Unaudited)
                                             ------------    ------------  ------------

Management fees from related party        $       --       $      --        $    299,997
                                           ------------     ------------     ------------

Expenses

Research and development expenses           2,031,306         1,400,879       17,615,563

General and administrative expenses         1,116,502         1,093,513       10,366,221
                                           ------------     ------------     ------------
Total operating expenses                    3,147,808         2,494,392       27,981,784
                                           ------------     ------------     ------------
Operating loss                             (3,147,808)       (2,494,392)     (27,681,787)

Interest income (expenses), net               869,535            54,672        1,760,917
                                           ------------     ------------     ------------
Net loss before income taxes               (2,278,273)       (2,439,720)     (25,920,870)

Income taxes                                  110,090            27,121          380,285
                                           ------------     ------------     ------------
Net loss                                  $(2,388,363)     $ (2,466,841)    $(26,301,155)
                                           ============     ============     ============

Basic and diluted loss per common share   $     (0.12)     $      (0.30)    $      (2.65)
                                           ============    ============      ============

Weighted average shares used in
 computing basic and diluted net loss per
 common share                              19,594,448         8,108,306        9,912,551


        The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2001 AND 2000
-------------------------------------------------------------------------------


                                                                             Amounts
                                                                            Accumulated
                                                                             During the
                                                                            Development
                                           Three months ended March 31        Stage
                                           ----------------------------    -----------
                                                2001             2000         2001
                                           ------------    ------------    ------------
                                            (Unaudited)     (Unaudited)     (Unaudited)
                                           ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                   $(2,388,363)   $ (2,466,841)   $(26,301,155)

Adjustments to reconcile cash flows in
  operating activities:

Revenues and expenses not involving
  cash flows:

Employee stock compensation expense            137,551         528,971       8,658,364

Consultants' stock compensation expense        263,487         814,069       3,609,085

Interest on convertible notes settled
  through issuance of preferred shares              --              --         252,966

Provision for employee severance obligations   107,496          11,424         411,998

Depreciation and amortization                   14,699           7,309         138,139

Exchange rate differences                          261           5,435          (3,247)

Changes in assets and liabilities:

Decrease (increase) in other receivables
  and prepaid expenses                         (53,930)        (68,832)       (254,306)

Decrease (increase) in accrued interest
  receivable                                    57,279              --        (537,921)

Increase (decrease) in related party                --        (141,483)             --

Increase (decrease) in other payable
  and accrued expenses                         352,271         126,497       1,267,379

Increase in accrued compensation and
  Related liabilities                          152,294          15,395         326,193
                                         --------------   --------------  -------------

Net cash used in operating activities       (1,356,955)     (1,178,926)    (12,432,505)
                                         --------------   --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets, net of
  disposals                                    (98,213)        (16,558)       (533,100)

Investment in other assets                     (53,105)       (134,142)       (765,342)

Purchase of investment securities-employee
  severance obligations                        (28,733)        (11,945)       (164,906)

Proceeds from sale and maturity of
  short term investments                     1,960,748              --     (13,531,820)

Investment in long-term securities          (4,704,956)             --     (14,808,600)
                                         --------------   --------------  -------------

Net cash used in investing activities       (2,924,259)   $   (162,645)   $(29,803,768)
                                         --------------   --------------  -------------



        The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (CONTINUED)
-------------------------------------------------------------------------------



CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans                  $         --    $        --    $    500,000
Proceeds from long-term loans                             --             --       3,250,902
Issuance of convertible note, net                         --             --       2,150,000
Issuance of preferred shares, net and
 contributed capital                                      --      3,760,745       8,453,078
Receipts on account of shares previously
issued                                                    --             --           6,900
Proceeds from initial public offering, net                --             --      46,298,399
Proceeds from exercise of warrants                    13,190             --          13,924
                                                ------------    ------------   ------------
Net cash provided by financing activities             13,190      3,760,745      60,673,203
                                                ------------    ------------   ------------
Effect of exchange rate on cash                         (261)         5,435           3,247
                                                ------------    ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     (4,268,285)     2,424,609      18,440,177
Cash and cash equivalents at beginning
  of period                                       22,708,462      4,126,735              --
                                                ------------    ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                         $ 18,440,177    $ 6,551,344    $ 18,440,177
                                                ============    ============   ============
NON - CASH TRANSACTIONS
Conversion of short-term loans into
  contributed capital                           $         --    $        --    $    500,000
Conversion of long-term loans into
  contributed capital                                     --             --       2,680,541
Conversion of long-term loans into
  convertible notes of Partec                             --             --         570,361
Conversion of convertible notes of Partec
  and accrued interest into stock in Keryx                --             --       2,973,376
Issuance of warrants to related party
  as finder's fee in private placement                    --             --         113,621
Declaration of stock dividend                             --             --           3,104
Conversion of Series A preferred stock to
  common stock                                            --             --             118

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid for interest                          $         --    $       100    $    137,461
Cash paid for income taxes                            48,105             --         166,536


        The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF MARCH 31, 2001
------------------------------------------------------------------------

NOTE 1 - GENERAL

                              BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included, nevertheless, these financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.


         The accompanying unaudited interim consolidated financial statements for the period ended March 31, 2001 have been prepared in order to present the financial position, results of operations and cash flows relating to the Company's activities for all periods covered by the statements. Until November 1999, most of the Company's activities were carried out by Partec Limited, an Israeli corporation, and its subsidiaries (hereinafter collectively referred to as "Partec"). The subsidiaries of Partec during the period prior to November 1999 were SignalSite Inc. (85% owned) and its wholly owned subsidiary SignalSite Israel Ltd., and Vectagen Inc. (87.25% owned) and its wholly owned subsidiary, Vectagen Israel Ltd. In November 1999, the Company and its subsidiary acquired substantially all of the assets and liabilities of Partec and as of that date, the activities formerly carried out by Partec are now performed by the Company and its subsidiary. Consequently, these financial statements include the activities performed in previous periods by Partec by aggregating the relevant historical financial information with the financial statements of the Company as if they had formed a discrete operation under common management for the entire development stage. This has been effected by means of an "as if" pooling and Partec is being presented as a "predecessor" company.


                                 LOSS PER SHARE

         Basic loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share does not reflect the effect of common shares to be issued upon exercise of stock options and warrants, as their inclusion would be anti-dilutive.


                              NON-CASH COMPENSATION

         Our results of operations include non-cash compensation expense as a result of the grants of stock and stock options. Compensation expense for options granted to employees represents the difference between the intrinsic value of our common stock and the exercise price of the options at the date of grant. We account for stock-based employee and director compensation

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF MARCH 31, 2001 (CONTINUED)
-------------------------------------------------------------------------------


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


Note 2 - New Accounting Pronouncements

         In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("Statement 133") "Accounting for Derivative Instruments and for Hedging Activities." In June 2000 the FASB issued Statement of Financial Accounting Standards Board Statement No. 138 ("Statement 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of Statement 133." Statement 133 and Statement 138 require companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. They also require that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted Statement 133 and statement 138 on January 1, 2001. The adoption of Statement 133 and Statement 138 had no impact on the Company's balance sheet or statement of operations.


Note 3 - Stockholders' equity

         A. In January 2000, 39,180 shares of Series A convertible preferred stock were issued as part of the continuation of the private placement commenced in 1999 in consideration for $3.9 million.

         B. In June 2000, the stockholders approved an increase in authorized capital stock from 20,000,000 shares to 40,000,000 shares of common stock, par value $0.001, which increase took effect on the completion of the Company's initial public offering.

         C. In June 2000, the board of directors declared a 3:2 common stock dividend which was effective in conjunction with the Company's initial public offering, whereby the stockholders receive one share of common stock for each two shares of common stock held of record at July 15, 2000. These financial statements have been prepared to retroactively reflect the stock dividend.

         D. In June 2000, the Company adopted a stock option plan (the "new plan") pursuant to which the compensation committee of the Company's board of directors may grant stock options to directors, consultants, and employees. The new plan authorizes option grants to purchase up to 4,455,000 shares of authorized but unissued common stock. As of March 31, 2001 the compensation committee has issued incentive stock options to purchase 30,000 shares of common stock to employees and non-qualified options, of which 17,000 were forfeited, to purchase 310,800 shares of common stock to employees and consultants in each case at an exercise price set based upon the previous

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF MARCH 31, 2001 (CONTINUED)
-------------------------------------------------------------------------------


day's closing price of the Company's common stock on Nasdaq. The exercise prices of these options range between $6.56-$14.55 per share. 4,131,200 shares of common stock remain available for grant.

         E. The Company completed its initial public offering of 4.6 million shares of its common stock at $10 per share pursuant to a Registration Statement on Form S-1 (Registration no. 333-37402) which was effective on July 28, 2000. Additionally, the underwriters exercised their over-allotment option and purchased an additional 600,000 shares of the Company's common stock, at $10 per share, on August 30, 2000. Total proceeds of this offering, including the exercise of the over-allotment option, were approximately $46.3 million, net of underwriting fees and estimated offering expenses of approximately $5.7 million.

         As a result of the offering, all outstanding shares of Series A Convertible Preferred Stock automatically converted into 6,114,962 shares of common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited, condensed financial statements and the related footnotes thereto, appearing elsewhere in this report. This discussion contains certain forward-looking statements regarding future events with respect to the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," "should, "would," "will," "could," or "may," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated in such forward-looking statements, including those factors set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, of which the captioned discussion is expressly incorporated herein by reference.

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

         During the quarter ended March 31, 2001 additional paid in capital (options), was reduced by approximately $1.5 million due to the amortization of previously issued and the revaluation of options issued to consultants, in accordance with EITF 96-18.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         Revenue. We did not have any revenues for either of the three-month periods ending March 31, 2001 or March 31, 2000.

         Research and Development Expenses. Research and development expenses increased by $630,427 to $2,031,306 for the three months ended March 31, 2001, as compared to $1,400,879 for the three months ended March 31, 2000. Net of non-cash compensation of $353,244 for the three months ended March 31, 2001 and $528,971 for the three months ended March 31, 2000, research and development expenses increased by $806,154 due primarily to manufacturing expenses associated with KRX-101 clinical trial inventory and expenditures on expansion of our existing research and development activities during the period. We expect our research and development costs to increase significantly over the next several years as we expand our research and product development efforts and implement our business strategy.

         General and Administrative Expenses. General and administrative expenses increased by $22,989 to $1,116,502 for the three months ended March 31, 2001 as compared to general and administrative expenses of $1,093,513 for the three months ended March 31, 2000. Net of non-cash compensation of $47,794 for the three months ended March 31, 2001 and $814,069 for the three months ended March 31, 2000, general and administrative expenses increased by $789,264, due primarily to professional services and expansion of our existing general and administrative activities. We expect our general and administrative expenses to continue to increase over the next several years as we implement our business strategy and commercialize our future products.

         Interest Income (Expense), Net. Interest income (expense), net, increased to $869,535 for the three months ended March 31, 2001, as compared to $54,672 for the three months ended March 31, 2000. The increase resulted from a higher level of invested funds due primarily to proceeds from the initial public offering that closed in August 2000.

         Income Taxes. Income tax expense increased to $110,090 for the three months ended March 31, 2001, as compared to $27,121 for the three months ended March 31, 2000. This increase is attributable to taxable income from the continuing operations of our subsidiary in Israel. This income is eliminated upon consolidation of our financial statements.

         Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from inception primarily through various private and public financings. As of March 31, 2001, we had received net proceeds of $46.3 million from our initial public offering, $11.6 million from private placement issuances of common and preferred stock, which includes $2.9 million raised through the contribution by holders of notes issued by our predecessor company.

         As of March 31, 2001, we had $47.3 million in cash, cash equivalents, interest receivable and short and long-term investments. Cash used in operating activities for the three-month period ended March 31, 2001 was $1.3 million as compared to $1.2 million for the three-month period ended March 31, 2000. This increase was due primarily to increased expenses associated with the expansion of our business. Net cash used in investing activities was $3.0 million for the three month period ended March 31, 2001, consisting primarily of investment of the Company's initial public offering proceeds in long term securities, costs incurred in connection with patent applications and related capital expenditures.

         In connection with research services provided to us, we are obligated to make payments totaling $505,000 to Yissum Research Development Company of the Hebrew University of Jerusalem periodically until December 15, 2001. In addition, in connection with our license agreement for KRX-101, we are obligated to make milestone payments to Alfa Wassermann, the licensor, of up to $2,950,000 and annual payments in the aggregate of up to $900,000.

CURRENT AND FUTURE FINANCING NEEDS

         We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that our existing cash, cash equivalents and investments will be sufficient to enable us to meet our planned operating needs until at least mid-2002.

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

NEW ACCOUNTING PRONOUNCEMENTS

         See Note 2 in Item 1 - Financial Statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. We currently maintain an investment portfolio of primarily money market investments and certificates of deposits with maturities of less than 90 days. We expect to maintain our portfolio in cash equivalents and short and long-term, interest bearing securities, including, money market funds, corporate bonds and government debt securities. The average duration of all of our investments in 2001 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

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



         (d) Use of Proceeds

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


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             The exhibits listed on the Exhibit Index are included with this report.

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               KERYX BIOPHARMACEUTICALS, INC.



Date:   May 14, 2001           By: /s/ Robert Gallahue, Jr.

                                   Robert Gallahue, Jr.
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

99.1 Risk Factors - Those statements set forth in pages 19 through 26 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 under the caption "Risk Factors" are incorporated herein by reference.