Form 10-Q
period 2001-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2001-08-13
CIK 1114220

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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

As of July 18, 2001, the issuer had outstanding 19,732,341 shares of Common Stock, $0.001 par value.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets...............................   1

         Interim Consolidated Statements of Operations.....................   2

         Interim Consolidated Statements of Cash Flows.....................   3

         Notes to Interim Consolidated Financial Statements................   5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................   7

Item 3.  Quantitative and Qualitative Disclosures About
           Markets.........................................................  10

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.........................  11

Item 4.  Submission of Matters to a Vote of Security Holders...............  11

Item 6.  Exhibits and Reports on Form 8-K..................................  12

SIGNATURES.................................................................  12

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Interim Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000
-------------------------------------------------------------------------------


                                                                  June 30         December 31
                                                                  2001            2000
                                                                  (Unaudited)     (Audited)
                                                                  -----------     -----------

Assets

Current assets

Cash and cash equivalents                                         $21,717,433     $22,708,462
Investment securities, held-to-maturity                             8,246,753      15,492,568
Accrued interest receivable                                           553,512         595,200
Other receivables and prepaid expenses                                604,648         204,854
                                                                  -----------     -----------
Total current assets                                               31,122,346      39,001,084
                                                                  -----------     -----------
Investment securities, held-to-maturity                            14,077,721      10,103,644
                                                                  -----------     -----------
Investment in respect of employee
 severance obligations                                                202,257         136,173
                                                                  -----------     -----------
Fixed assets, net                                                   1,125,809         312,187
                                                                  -----------     -----------
Other assets (primarily intangible
 assets), net                                                         699,870         711,268
                                                                  -----------     -----------

                                                                  $47,228,003     $50,264,356
                                                                  ===========     ===========

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                             $ 2,144,139     $   919,307
Accrued compensation and related liabilities                          436,307         173,899
                                                                 ------------    ------------
Total current liabilities                                           2,580,446       1,093,206
                                                                 ------------    ------------
Liability in respect of employee severance obligations                522,510         304,502
                                                                 ------------    ------------
Stockholders' equity

Common stock, $0.001 par value each (40,000,000 and
 40,000,000 shares authorized, 19,729,341 and 19,532,772
 shares issued and fully paid at June 30, 2001 and
 December 31, 2000, respectively)                                      19,729          19,533
Additional paid-in capital                                         75,051,815      76,565,052
Unearned compensation                                              (1,196,978)     (3,805,145)
Deficit accumulated during the development stage                  (29,749,519)    (23,912,792)
                                                                  ------------    ------------
                                                                   44,125,047      48,866,648
                                                                  ------------    ------------
                                                                  $47,228,003     $50,264,356
                                                                  ============    ============


         The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Interim Consolidated Statements of Operations for the Three Months
And Six Months Ended June 30, 2001 and 2000
-------------------------------------------------------------------------------


                                                                                                                     Amounts
                                                                                                                 Accumulated
                                                                                                                  During the
                                                                                                                 Development
                                                         Three months ended              Six months ended              Stage
                                                 ---------------------------     ---------------------------    ------------
                                                     June 30         June 30         June 30        June 30          June 30
                                                 -----------    ------------     -----------    ------------    ------------
                                                        2001            2000            2001           2000             2001
                                                 -----------    ------------     -----------    ------------    ------------
                                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                 -----------    ------------     -----------    ------------    ------------

Management fees from related party               $         -    $          -    $          -     $        -     $    299,997
                                                 -----------    ------------     -----------    ------------    ------------
Expenses
Research and development expenses                  2,711,314       1,128,791       4,742,620       2,529,670      20,326,877
General and administrative expenses                1,275,384       2,175,083       2,391,886       3,268,596      11,641,605
                                                 -----------    ------------     -----------    ------------    ------------
     Total operating expenses                      3,986,698       3,303,874       7,134,506       5,798,266      31,968,482
                                                 -----------    ------------     -----------    ------------    ------------
Operating loss                                    (3,986,698)     (3,303,874)     (7,134,506)     (5,798,266)    (31,668,485)

Interest income, net                                 548,823          97,947       1,418,358         152,619       2,309,740
                                                 -----------    ------------     -----------    ------------    ------------
Net loss before income taxes                      (3,437,875)     (3,205,927)     (5,716,148)     (5,645,647)    (29,358,745)

Income taxes                                          10,489          27,879         120,579          55,000         390,774
                                                 -----------    ------------     -----------    ------------    ------------
Net loss                                          (3,448,364)     (3,233,806)     (5,836,727)     (5,700,647)    (29,749,519)
                                                  ===========    ============     ===========    ============    ============


Basic and diluted loss per common share               ($0.17)         ($0.40)         ($0.30)         ($0.70)         ($2.95)

Weighted average shares used in computing
basic and diluted net loss per common share       19,721,973       8,108,306       19,659,159       8,108,306      10,092,509


        The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2001 and 2000
-------------------------------------------------------------------------------


                                                                               Amounts
                                                                               Accumulated
                                                                               During the
                                                                               Development
                                                Six months ended June 30       Stage
                                              ------------    ------------    ------------
                                                  2001             2000            2001
                                              ------------    ------------    ------------
                                               (Unaudited)     (Unaudited)     (Unaudited)
                                              ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                      $ (5,836,727)  $(5,700,647)   $ (29,749,519)

Adjustments to reconcile cash flows in
 operating activities:
Revenues and expenses not involving cash flows:
Employee stock compensation expense                818,448     2,695,555        9,339,261
Consultants' stock compensation expense            263,487       736,810        3,609,085
Interest on convertible notes settled
  through issuance of preferred shares                --             --           252,966
Provision for employee severance obligations       218,008        41,367          522,510
Depreciation and amortization                       37,345        16,124          160,785
Exchange rate differences                           21,299           232           17,791
Changes in assets and liabilities:
Decrease (increase) in other receivables
  and prepaid expenses                            (399,794)       44,503         (600,170)
Decrease (increase) in accrued interest
  receivable                                        41,688           --          (553,512)
Increase (decrease) in related party                  --        (141,483)           --
Increase (decrease) in accounts payable
  and accrued expenses                           1,224,832       462,850        2,139,940
Increase in accrued compensation and
  related liabilities                              262,408        25,494          436,307
                                               ------------    ------------   ------------

Net cash used in operating activities           (3,349,006)   (1,819,195)     (14,424,556)
                                               ------------    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets, net of disposals       (850,967)      (32,802)      (1,285,854)
Investment in other assets, net                     11,398      (260,392)        (700,839)
Purchase of investment securities-employee
  severance obligations                            (66,084)      (24,673)        (202,257)
Proceeds from sale and maturity of
  short-term investments                         7,245,815          --         (8,246,753)
Investment in long-term securities              (3,974,077)         --        (14,077,721)
                                               ------------    ------------   ------------
Net cash resulting from (used in)
  investing activities                        $  2,366,085   $  (317,867)   $ (24,513,424)
                                               ------------    ------------   ------------


        The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and (continued)
-------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans                $        --       $      --     $    500,000
Proceeds from long-term loans                          --              --        3,250,902
Issuance of convertible note, net                      --              --        2,150,000
Issuance of preferred shares, net and
  contributed capital                                  --         3,767,647      8,453,078
Receipts on account of shares previously
  issued                                               --              --            6,900
Proceeds from initial public offering, net
  of issuance costs                                    --          (723,894)    46,298,399
Proceeds from exercise of warrants                   13,191            --           13,925
                                               ------------    ------------   ------------
Net cash provided by financing activities            13,191       3,043,753     60,673,204
                                               ------------    ------------   ------------
Effect of exchange rate on cash                     (21,299)           (232)       (17,791)
                                               ------------    ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      (991,029)        906,459     21,717,433
Cash and cash equivalents at beginning
  of period                                      22,708,462       4,126,735          --
                                               ------------    ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                        $ 21,717,433     $ 5,033,425   $ 21,717,433
                                               ============    ============   ============
NON-CASH TRANSACTIONS
Conversion of short-term loans into
  contributed capital                        $         --      $      --      $    500,000
Conversion of long-term loans into
  contributed capital                                  --             --         2,680,541
Conversion of long-term loans into
  convertible notes of Partec                          --             --           570,361
Conversion of convertible notes of Partec
  and accrued interest into stock in Keryx             --             --         2,973,376
Issuance of warrants to related party
  as finder's fee in private placement                 --             --          113,621
Declaration of stock dividend                          --             --            3,104
Conversion of Series A preferred stock to
  common stock                                         --             --              118

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid for interest                       $          350    $      --      $   137,811
Cash paid for income taxes                          120,244           --          238,675


        The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Notes to the Interim Consolidated Financial Statements of June 30, 2001
-------------------------------------------------------------------------------


NOTE 1 - GENERAL

                              BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.


         Until November 1999, most of the Company's activities were carried out by Partec Ltd., an Israeli corporation, and its subsidiaries (hereinafter collectively referred to as "Partec"). The subsidiaries of Partec during the period prior to November 1999 were SignalSite Inc. (85% owned) and its wholly owned subsidiary SignalSite Israel Ltd., and Vectagen Inc. (87.25% owned) and its wholly-owned subsidiary, Vectagen Israel Ltd. In November 1999, the Company and its wholly-owned subsidiary, Keryx (Israel) Ltd., acquired substantially all of the assets and liabilities of Partec and as of that date, the activities formerly carried out by Partec are now performed by the Company and its subsidiaries. Consequently, the amounts accumulated during the development stage include the activities performed in previous periods by Partec by aggregating the relevant historical financial information with the financial statements of the Company as if they had formed a discrete operation under common management for the entire development stage. This has been effected by means of an "as if" pooling and Partec is being presented as a "predecessor" company.

                                 LOSS PER SHARE

         Basic loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share does not reflect the effect of common shares to be issued upon exercise of stock options and warrants, as their inclusion would be anti-dilutive.

                              NON-CASH COMPENSATION

         Our results of operations include non-cash compensation expense as a result of the grants of stock and stock options. Compensation expense for options granted to employees represents the difference between the fair value of our common stock and the exercise price of the options at the date of grant. We account for stock-based employee and director compensation

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Notes to the Interim Consolidated Financial Statements of June 30, 2001 (continued)
-------------------------------------------------------------------------------


arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Compensation for options granted to consultants has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods and Services." APB Opinion No. 25 has been applied in accounting for fixed and milestone-based stock options to employees and directors as allowed by SFAS No. 123. The compensation cost is recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statement of operations. We expect to record additional non-cash compensation expense in the future, which may be significant. However, because some of the options issued to consultants either do not vest immediately or vest upon the achievement of certain milestones, the total expense is uncertain.

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

         C. In June 2000, the board of directors declared a 3:2 common stock dividend which was effective in conjunction with the Company's initial public offering, whereby the stockholders received one share of common stock for each two shares of common stock held of record at July 15, 2000. These financial statements have been prepared to retroactively reflect the stock dividend.

         D. In June 2000, the Company adopted a stock option plan (the "new plan") pursuant to which the compensation committee of the Company's board of directors may grant stock options to directors, consultants, and employees. The new plan authorizes option grants to purchase up to 4,455,000 shares of authorized but unissued common stock. As of June 30, 2001, the compensation committee has issued incentive stock options to purchase 30,000 shares of common stock to employees and non-qualified options to purchase 423,200 shares of common stock, of which

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Notes to the Interim Consolidated Financial Statements of June 30, 2001 (continued)
-------------------------------------------------------------------------------

17,000 were forfeited subsequent to issuance, to employees and consultants, in each case at an exercise price set based upon the fair market value defined by Keryx's Option Plans. The exercise prices of these options range between $6.56-$14.55 per share. 4,018,800 shares of common stock remain available for grant.

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

OVERVIEW

         We were incorporated as a Delaware corporation in October 1998. We commenced operations in November 1999, following our acquisition of substantially all of the assets and certain liabilities of Partec Ltd., our predecessor company that began its operations in January of 1997. Since commencing operations, our activities have been primarily devoted to developing our technologies, raising capital, purchasing assets and recruiting personnel. We are a development stage company and have no product sales to date. Our major sources of working capital have been proceeds from various private placements of equity securities and, more recently, our initial public offering of 5,200,000 common shares at $10 per share. We have two wholly owned subsidiaries, Keryx Biomedical Technologies Ltd. and Keryx (Israel) Ltd., which engage in research and development activities and administrative activities in Israel.

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

         During the six months ended June 30, 2001, additional paid in capital, was reduced by approximately $1.5 million due to the amortization of previously issued shares and the revaluation of options issued to consultants, in accordance with EITF 96-18.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2000

         Revenue. We did not have any revenues for either of the three-month periods ending June 30, 2001 or June 30, 2000.

         Research and Development Expenses. Research and development expenses increased by $1,582,523 to $2,711,314 for the three months ended June 30, 2001, as compared to $1,128,791 for the three months ended June 30, 2000. Net of non-cash compensation of $645,930 for the three months ended June 30, 2001 and $846,002 for the three months ended June 30, 2000, research and development expenses increased by $1,782,595 due primarily to growth in personnel, increased pre-clinical work to advance our KinAce platform and manufacturing expenses associated with KRX-101 clinical trial inventory during the period. We expect our research and development costs to increase significantly over the next several years as we expand our research and product development efforts and implement our business strategy.

         General and Administrative Expenses. General and administrative expenses decreased by $899,699 to $1,275,384 for the three months ended June 30, 2001 as compared to general and administrative expenses of $2,175,083 for the three months ended June 30, 2000. Net of non-cash compensation of $34,968 for the three months ended June 30, 2001 and $1,243,323 for the three months ended June 30, 2000, general and administrative expenses increased by $308,656 due primarily to growth in personnel necessary to service the greater general and administrative activities associated with operating as a publicly-traded research and development company. We expect our general and administrative expenses to continue to increase over the next several years as we implement our business strategy and commercialize our future products.

         Interest Income, Net. Interest income, net, increased to $548,823 for the three months ended June 30, 2001, as compared to $97,947 for the three months ended June 30, 2000. The increase resulted from a higher level of invested funds due primarily to proceeds from the initial public offering that closed in August 2000.

         Income Taxes. Income tax expense decreased to $10,489 for the three months ended June 30, 2001, as compared to $27,879 for the three months ended June 30, 2000. This decrease is attributable to a change in tax estimates during the second quarter. Taxable income is a result of the continuing operations of our subsidiaries in Israel. This income is eliminated upon consolidation of our financial statements.

         Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

         Revenue. We did not have any revenues for either of the six-month periods ending June 30, 2001 or June 30, 2000.

         Research and Development Expenses. Research and development expenses increased by $2,212,950 to $4,742,620 for the six months ended June 30, 2001, as compared to $2,529,670 for the six months ended June 30, 2000. Net of non-cash compensation of $999,174 for the six months ended June 30, 2001 and $1,374,973 the six months ended June 30, 2000, research and development expenses increased by $2,588,749 due primarily to growth in personnel, increased pre-clinical work to advance our KinAce platform and manufacturing expenses associated with KRX-101 clinical trial inventory during the period. We expect our research and development costs to increase significantly over the next several years as we expand our research and product development efforts and implement our business strategy.

         General and Administrative Expenses. General and administrative expenses decreased by $876,710 to $2,391,886 for the six months ended June 30, 2001 as compared to general and administrative expenses of $3,268,596 for the six months ended June 30, 2000. Net of non-cash compensation of $82,762 for the six months ended June 30, 2001 and $2,057,392 for the six months ended June 30, 2000, general and administrative expenses increased by $1,097,920 due primarily to growth in personnel necessary to service the greater general and administrative activities associated with operating as a publicly-traded research and development company. We expect our general and administrative expenses to continue to increase over the next several years as we implement our business strategy and commercialize our future products.

         Interest Income, Net. Interest income, net, increased to $1,418,358 for the six months ended June 30, 2001, as compared to $152,619 for the six months ended June 30, 2000. The increase resulted from a higher level of invested funds due primarily to proceeds from the initial public offering that closed in August 2000.

         Income Taxes. Income tax expense increased to $120,579 for the six months ended June 30, 2001, as compared to $55,000 for the six months ended June 30, 2000. This increase is attributable to taxable income from the continuing operations of our subsidiaries in Israel. This income is eliminated upon consolidation of our financial statements.

         Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.


LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from inception primarily through various private and public financings. As of June 30, 2001, we had received net proceeds of $46.3 million from our initial public offering, and $11.6 million from private placement issuances of common and preferred stock, which includes $2.9 million raised through the contribution by holders of notes issued by our predecessor company.

         As of June 30, 2001, we had $44.6 million in cash, cash equivalents, interest receivable and short and long-term investments. Cash used in operating activities for the six-month period ended June 30, 2001 was $3.4 million as compared to $1.8 million for the six-month period ended June 30, 2000. This increase was due primarily to increased expenses associated with the expansion of our business. Net cash resulting from investing activities was $2.4 million for the six-month period ended June 30, 2001, caused primarily from the maturity of short-term investments offset in part by long-term investments and capital expenditures.

         In connection with research services provided to us, we are obligated to make payments totaling $179,000 to Yissum Research Development Company of the Hebrew University of Jerusalem periodically until December 15, 2001. In addition, in connection with our license agreement for KRX-101, we are obligated to make milestone payments to Alfa Wassermann, the licensor, of up to $2,950,000 and annual payments, in the aggregate, of up to $900,000.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of the principal amount of our investment will probably decline. We maintain our portfolio in cash equivalents and short and long-term, interest bearing securities, including, money market funds, corporate bonds and government debt securities. The average duration of all of our investments to date in 2001 have been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

         Foreign Currency Rate Fluctuations. While our Israeli subsidiaries primarily operate in New Israel Shekels or NIS, most operating expenses and commitments are linked to the US dollar. As a result, there is currently minimal exposure to foreign currency rate fluctuations. Any foreign currency revenues and expenses are translated using the daily average exchange rates prevailing during the year and any transaction gains and losses are included in net income. In the future, our subsidiaries may enter into NIS-based commitments that may expose us to foreign currency rate fluctuations. We may use hedging instruments, including forward contracts, to minimize any foreign currency rate fluctuation exposure. Any hedging transactions that we enter into may not adequately protect us against currency rate fluctuations and may result in losses to us.

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

         Until we use the net proceeds, we intend to invest the funds in short and long-term, investment-grade, interest-bearing instruments.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on Wednesday, May 23, 2001. The following represents the results of the voting on proposals submitted to a vote of stockholders at such meeting:

         To elect the following persons to serve as directors of the Company until the next annual meeting of stockholders and until their successors are duly elected and qualified.


                                                      Number of Votes
                                                   For              Abstaining
                                             ----------------      -----------

     Morris Laster, M.D.                        11,868,726             56,854
     Malcolm Hoenlein                           11,918,726              6,854
     Peter Morgan Kash                          11,918,726              6,854
     Mark H. Rachesky, M.D.                     11,918,726              6,854
     Lindsay A. Rosenwald, M.D.                 11,918,726              6,854
     Wayne Rothbaum                             11,918,726              6,854
     J. Wilson Totten, M.D.                     11,918,726              6,854

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

                         KERYX BIOPHARMACEUTICALS, INC.



Date:   August 13, 2001         By: /s/ Robert Gallahue, Jr.

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