Form 10-Q
period 2001-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2001-11-13
CIK 1114220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 000-30929

                         KERYX BIOPHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                13-4087132
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)


                           101 Main Street, 17th Floor
                               Cambridge, MA 02142
           (ADDRESS INCLUDING ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                  617-494-5515
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X       No

As of November 1, 2001, the issuer had outstanding 19,736,694 shares of Common Stock, $0.001 par value.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets...............................   1

         Interim Consolidated Statements of Operations.....................   2

         Interim Consolidated Statements of Cash Flows.....................   3

         Notes to Interim Consolidated Financial Statements................   5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................   8

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk.....................................................  12

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.........................  13

Item 6.  Exhibits and Reports on Form 8-K..................................  13

SIGNATURES.................................................................  14

ITEM 1.  FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Interim Consolidated Balance Sheets as of September 30, 2001
and December 31, 2000
-------------------------------------------------------------------------------


                                                                  September 30    December 31
                                                                  2001            2000
                                                                  (Unaudited)     (Audited)
                                                                  -----------     -----------

Assets

Current assets

Cash and cash equivalents                                         $35,549,377     $22,708,462
Investment securities, held-to-maturity                               751,793      15,492,568
Accrued interest receivable                                           116,400         595,200
Other receivables and prepaid expenses                                377,257         204,854
                                                                  -----------     -----------
Total current assets                                               36,794,827      39,001,084
                                                                  -----------     -----------
Investment securities, held-to-maturity                             5,290,891      10,103,644
                                                                  -----------     -----------
Investment in respect of employee
 severance obligations                                                240,561         136,173
                                                                  -----------     -----------
Fixed assets, net                                                   1,997,888         312,187
                                                                  -----------     -----------
Other assets (primarily intangible
 assets), net                                                         791,298         711,268
                                                                  -----------     -----------

Total assets                                                      $45,115,465     $50,264,356
                                                                  ===========     ===========

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                             $ 2,431,388     $   919,307
Accrued compensation and related liabilities                          489,421         173,899
                                                                 ------------    ------------
Total current liabilities                                           2,920,809       1,093,206
                                                                 ------------    ------------
Liability in respect of employee severance obligations                641,304         304,502
                                                                 ------------    ------------
Stockholders' equity

Common stock, $0.001 par value per share (40,000,000 and
 40,000,000 shares authorized, 19,736,694 and 19,532,772
 shares issued and fully paid at September 30, 2001 and
 December 31, 2000, respectively)                                      19,737          19,533
Additional paid-in capital                                         73,665,931      76,565,052
Unearned compensation                                              (1,073,228)     (3,805,145)
Deficit accumulated during the development stage                  (31,059,088)    (23,912,792)
                                                                  ------------    ------------
Total stockholders' equity                                         41,553,352      48,866,648
                                                                  ------------    ------------
Total liabilities and stockholders' equity                        $45,115,465     $50,264,356
                                                                  ============    ============


         The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Interim Consolidated Statements of Operations for the Three Months
and Nine Months Ended September 30, 2001 and 2000
-------------------------------------------------------------------------------


                                                                                                           Amounts
                                                                                                       Accumulated
                                                                                                        During the
                                                                                                       Development
                                          Three months ended             Nine months ended                   Stage
                                  ---------------------------     ---------------------------          ------------
                                  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)           (Unaudited)
                                  -----------    ------------     -----------    ------------          -------------

Management fees from related
 party                           $         -     $         -     $         -     $         -          $    299,997
                                 -----------     -----------    ------------     -----------          -------------
Expenses
Research and development
 expenses                            723,513       1,892,833       5,466,134       4,422,503            21,050,391
General and administrative
 expenses                          1,108,503       1,364,857       3,500,390       4,633,453            12,750,109
                                 -----------    ------------     -----------    ------------          ------------
     Total operating expenses      1,832,016       3,257,690       8,966,524       9,055,956            33,800,500
                                 -----------    ------------     -----------    ------------          ------------
Operating loss                    (1,832,016)     (3,257,690)     (8,966,524)     (9,055,956)          (33,500,503)

Interest income, net                 581,541         530,867       1,999,899         683,486             2,891,281
                                 -----------    ------------     -----------    ------------          ------------
Net loss before income taxes      (1,250,475)     (2,726,823)     (6,966,625)     (8,372,470)          (30,609,222)

Income taxes                          59,092          38,000         179,671          93,000               449,866
                                 -----------    ------------     -----------    ------------          ------------
Net loss                         $(1,309,567)    $(2,764,823)    $(7,146,296)    $(8,465,470)         $(31,059,088)
                                 ===========    ============     ===========    ============          ============


Basic and diluted net loss
 per common share                     ($0.07)         ($0.17)         ($0.36)         ($0.79)               ($2.84)

Weighted average shares used in
 computing basic and diluted net
 loss per common share            19,734,224      15,927,878      19,684,458      10,721,036            10,948,495


         The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000
-------------------------------------------------------------------------------


                                                                               Amounts
                                                                               Accumulated
                                                                               During the
                                                                               Development
                                            Nine months ended September 30     Stage
                                            ----------------- ------------    ------------
                                               (Unaudited)     (Unaudited)     (Unaudited)
                                              ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                      $ (7,146,296)  $(8,465,470)   $ (31,059,088)

Adjustments to reconcile cash flows in
 operating activities:
Revenues and expenses not involving cash flows:
Employee stock compensation expense                324,900     3,358,965        8,845,713
Consultants' stock compensation expense           (505,390)    1,745,451        2,840,208
Interest on convertible notes settled
  through issuance of preferred shares                --             --           252,966
Provision for employee severance obligations       336,802        69,697          641,304
Depreciation and amortization                       64,067        11,305          187,507
Exchange rate differences                           40,996         2,442           37,488
Changes in assets and liabilities:
Decrease (increase) in other receivables
  and prepaid expenses                            (172,403)      (37,150)        (372,779)
Decrease (increase) in accrued interest
  receivable                                       478,800      (259,142)        (116,400)
Increase (decrease) in related party                  --        (137,978)           --
Increase (decrease) in accounts payable
  and accrued expenses                           1,512,081        (7,932)       2,427,189
Increase in accrued compensation and
  related liabilities                              315,522       227,289          489,421
                                               ------------    ------------   ------------

Net cash used in operating activities           (4,750,921)   (3,492,523)     (15,826,471)
                                               ------------    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets, net of disposals     (1,749,768)      (94,628)      (2,184,655)
Investment in other assets, net                    (80,030)     (330,275)        (792,267)
Purchase of investment securities-employee
  severance obligations                           (104,388)      (33,706)        (240,561)
Proceeds from sale and maturity of
  short-term securities                         14,740,775          --           (751,793)
Proceeds from sale and maturity of
  long-term securities                           4,812,753          --         (5,290,891)
                                               ------------    ------------   ------------
Net cash provided by (used in)
  investing activities                        $ 17,619,342   $  (458,609)   $  (9,260,167)
                                               ------------    ------------   ------------


         The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (continued)
-------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans                $        --       $      --     $    500,000
Proceeds from long-term loans                          --              --        3,250,902
Issuance of convertible note, net                      --              --        2,150,000
Issuance of preferred shares, net and
  contributed capital                                  --         3,760,745      8,453,078
Receipts on account of shares previously
  issued                                               --             6,900          6,900
Proceeds from initial public offering, net
  of issuance costs                                    --        46,408,557     46,298,399
Proceeds from exercise of warrants and options       13,490             114         14,224
                                               ------------    ------------   ------------
Net cash provided by financing activities            13,490      50,176,316     60,673,503
                                               ------------    ------------   ------------
Effect of exchange rate on cash                     (40,996)         (2,442)       (37,488)
                                               ------------    ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                    12,840,915      46,222,742     35,549,377
Cash and cash equivalents at beginning
  of period                                      22,708,462       4,126,735          --
                                               ------------    ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                        $ 35,549,377     $50,349,477   $ 35,549,377
                                               ============    ============   ============
NON-CASH TRANSACTIONS
Conversion of short-term loans into
  contributed capital                        $         --      $      --      $    500,000
Conversion of long-term loans into
  contributed capital                                  --             --         2,680,541
Conversion of long-term loans into
  convertible notes of Partec                          --             --           570,361
Conversion of convertible notes of Partec
  and accrued interest into stock in Keryx             --             --         2,973,376
Issuance of warrants to related party
  as finder's fee in private placement                 --             --           113,621
Declaration of stock dividend                          --             2,702          3,104
Conversion of Series A preferred stock to
  common stock                                         --             --              118

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid for interest                       $          424    $      --      $   137,885
Cash paid for income taxes                          120,244          78,251       238,675


         The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Notes to the Interim Consolidated Financial Statements of September 30, 2001
-------------------------------------------------------------------------------


NOTE 1 - GENERAL

                              BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

         Until November 1999, most of the Company's activities were carried out by Partec Ltd., an Israeli corporation, and its subsidiaries (hereinafter collectively referred to as "Partec"). The subsidiaries of Partec during the period prior to November 1999 were SignalSite Inc. (85% owned), and its wholly owned subsidiary SignalSite Israel Ltd., and Vectagen Inc. (87.25% owned), and its wholly-owned subsidiary Vectagen Israel Ltd. In November 1999, the Company and its wholly-owned subsidiary, Keryx (Israel) Ltd., acquired substantially all of the assets and liabilities of Partec and as of that date, the activities formerly carried out by Partec are now performed by the Company and its subsidiaries. Consequently, the amounts accumulated during the development stage include the activities performed in previous periods by Partec by aggregating the relevant historical financial information with the financial statements of the Company as if they had formed a discrete operation under common management for the entire development stage. This has been effected by means of an "as if" pooling and Partec is being presented as a "predecessor" company.

                                 LOSS PER SHARE

         Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share does not reflect the effect of common shares to be issued upon exercise of stock options and warrants, as their inclusion would be anti-dilutive.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, Statement of Financial Accounting Standards No. 141, "BUSINESS COMBINATIONS" ("SFAS 141") was issued. SFAS 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001 and requires all business combinations initiated after this date to be accounted for using the purchase method. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company is required to adopt the provisions of SFAS 141 immediately, except with

Keryx Biopharmaceuticals, Inc. (Development Stage Company)

Notes to the Interim Consolidated Financial Statements of September 30, 2001 (continued)
-------------------------------------------------------------------------------

regard to business combinations initiated prior to July 1, 2001, if any, which it expects to account for using the pooling-of-interests method.

         In July 2001, Statement of Financial Accounting Standards No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142") was issued. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF."

         SFAS 142 sets forth certain transition provisions which will require, amongst other things, the Company perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 142, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         The Company is required to implement SFAS 142 on January 1, 2002. The Company is evaluating the impact SFAS 142 may have on its future consolidated financial statements.

         The Statement of Financial Accounting Standards No. 143 "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" ("SFAS 143") was issued in June 2001. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirment costs are capitalized as part of the carrying amount of the long- lived asset. The Company is required to adopt the provisions of SFAS 143 on January 1, 2003. The Company is evaluating the impact, if any, SFAS 143 may have on its future consolidated financial statements.

         The Statement of Financial Accounting Standards No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144") was issued in August 2001. SFAS 144 supersedes SFAS 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", and the accounting and reporting provisions of APB Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS", for the disposal of a segement of a BUSINESS. SFAS 144 addresses the financial accounting and reporting for (i) long-lived assets to be held and used, (ii) long-lived assets to be disposed of other than by sale and (iii) long-lived assets to be disposed of by sale. The Company is required to adopt the provisions of SFAS 144 on January 1, 2002. The Company is evaluating the impact, if any, SFAS 144 may have on its future consolidated financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

         The compensation committee of the Company's board of directors has issued, during the nine months ended September 30, 2001, 308,700 options to purchase shares of the Company's common stock to the Company's directors, consultants and employees, pursuant to the Company's 2000 Stock Option Plan, adopted in June 2000. In addition, 29,000 options were forfeited during 2001. The exercise price of the options issued during nine months ended September 30, 2001 ranged between $6.30 and $10.59 per share. At September 30, 2001, 3,921,600 options to purchase shares of the Company's common stock remain available for grant under the 2000 Stock Option Plan.

         In addition, 135,000 options previously granted under the Company's 1999 Stock Option Plan were forfeited during 2001.

NOTE 4 - INCOME TAXES

         In September 2001, one of the Company's Israeli subsidiaries received the status of an "Approved Enterprise" which grants certain tax benefits in accordance with Paragraph 51 of the "Law for the Encouragement of Capital Investments, 1959," in Israel.

         Income arising from the subsidiary's Approved Enterprise is subject to zero tax under the "Alternative Benefit Method" for a period of ten years. The benefit period under this program has not yet commenced.

         In the event of distribution by the subsidiary of a cash dividend out of retained earnings which were tax exempt due to the Approved Enterprise status, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax (to be withheld at source) on the amounts of such distribution received. Should the subsidiary derive income from sources other than the Approved Enterprise during the relevant period of benefits, such income will be taxable at the regular tax rate of 36% in 2001 and thereafter.

         Under its Approved Enterprise status, the subsidiary must maintain certain conditions and submit periodic reports. Failure to comply with the conditions of the Approved Enterprise status could cause the subsidiary to lose all previously accumulated tax benefits. As the date of these financial statements the subsidiary's management believes it complies with these conditions, although none of such benefits have yet been utilized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited, condensed financial statements and the related footnotes thereto, appearing elsewhere in this report. This discussion contains certain forward-looking statements regarding future events with respect to the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," "should, "would," "will," "could," or "may," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated in such forward-looking statements, including those factors set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, of which the captioned discussion is expressly incorporated herein by reference. The forward-looking information provided herein represents the Company's estimates as of the date of this Quarterly Report on Form 10-Q. The Company expects that subsequent events and developments may cause these estimates to change. The Company cautions you that while it may elect to update this forward-looking information at some point in the future, it specifically disclaims any obligation to do so.

OVERVIEW

         We were incorporated as a Delaware corporation in October 1998. We commenced operations in November 1999, following our acquisition of substantially all of the assets and certain liabilities of Partec Ltd. Partec Ltd. is our predecessor company and began its operations in January 1997. Since commencing operations, our activities have been primarily devoted to developing our technologies, raising capital, purchasing assets and recruiting personnel. We are a development stage company and have no product sales to date. Our major sources of working capital have been proceeds from various private placements of equity securities and our initial public offering. We have two wholly owned subsidiaries, Keryx Biomedical Technologies Ltd. and Keryx (Israel) Ltd., which engage in research and development activities and administrative activities in Israel.

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

         Our results of operations include non-cash compensation expense as a result of the grants of stock and stock options. Compensation expense for options granted to our employees and directors represents the difference between the intrinsic value of our common stock and the exercise price of the options at the date of grant. We account for stock-based employee and director compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB issued

Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Compensation for options granted to consultants has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and EITF 00-18 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods and Services." APB Opinion No. 25 has been applied in accounting for fixed and milestone-based stock options to our employees and directors as allowed by SFAS No. 123. The compensation cost is recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statement of operations. We expect to record additional non-cash compensation expense in the future, which may be significant. However, because some of the options issued to consultants either do not vest immediately or vest upon the achievement of certain milestones, the total expense is uncertain.

         During the nine months ended September 30, 2001, additional paid in capital was reduced by approximately $2.9 million due to the revaluation of unvested options issued to consultants in prior years, in accordance with EITF 96-18.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenue. We did not have any revenues for either of the three-month periods ending September 30, 2001 or September 30, 2000.

         Research and Development Expenses. Research and development expenses decreased by $1,169,320 to $723,513 for the three months ended September 30, 2001, as compared to $1,892,833 for the three months ended September 30, 2000. Net of non-cash compensation of negative $1,285,371 for the three months ended September 30, 2001 and $1,013,672 for the three months ended September 30, 2000, research and development expenses increased by $1,129,723 due primarily to growth in personnel, increased pre-clinical work to advance our KinAce platform and manufacturing expenses associated with KRX-101 clinical trial inventory during the period. We expect our research and development costs to increase significantly over the next several years as we expand our research and product development efforts and implement our business strategy. The negative non-cash compensation expense recorded for the three months ended September 30, 2001 was primarily due to the revaluation of previously issued options granted to consultants.

         General and Administrative Expenses. General and administrative expenses decreased by $256,354 to $1,108,503 for the three months ended September 30, 2001 as compared to general and administrative expenses of $1,364,857 for the three months ended September 30, 2000. Net of non-cash compensation of $22,945 for the three months ended September 30, 2001 and $658,379 for the three months ended September 30, 2000, general and administrative expenses increased by $379,080 due primarily to increased management expenses, increased investments in business development and facilities required to support the Company's continued growth, and other expenses relating to the Company's operations as a public company. We expect our general and administrative expenses to continue to increase over the next several years as we implement our business strategy and commercialize our future products.

         Interest Income, Net. Interest income, net, increased by $50,674 to $581,541 for the three months ended September 30, 2001, as compared to $530,867 for the three months ended September 30, 2000. The increase resulted from a higher level of invested funds over the full quarter due primarily to proceeds from the initial public offering that closed in August 2000.

         Income Taxes. Income tax expense increased by $21,092 to $59,092 for the three months ended September 30, 2001, as compared to $38,000 for the three months ended September 30, 2000. This increase is attributable to taxable income from the continuing operations of our subsidiaries in Israel. This income is eliminated upon consolidation of our financial statements.

         Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenue. We did not have any revenues for either of the nine-month periods ending September 30, 2001 or September 30, 2000.

         Research and Development Expenses. Research and development expenses increased by $1,043,631 to $5,466,134 for the nine months ended September 30, 2001, as compared to $4,422,503 for the nine months ended September 30, 2000. Net of non-cash compensation of negative $286,197 for the nine months ended September 30, 2001 and $2,388,645 the nine months ended September 30, 2000, research and development expenses increased by $3,718,473 due primarily to growth in personnel, increased pre-clinical work to advance our KinAce platform and manufacturing expenses associated with KRX-101 clinical trial inventory during the period. We expect our research and development costs to increase significantly over the next several years as we expand our research and product development efforts and implement our business strategy. The negative non-cash compensation expense recorded for the nine months ended September 30, 2001 was primarily due to the revaluation of previously issued options granted to consultants.

         General and Administrative Expenses. General and administrative expenses decreased by $1,133,063 to $3,500,390 for the nine months ended September 30, 2001 as compared to general and administrative expenses of $4,633,453 for the nine months ended September 30, 2000. Net of non-cash compensation of $105,707 for the nine months ended September 30, 2001 and $2,715,771 for the nine months ended September 30, 2000, general and administrative expenses increased by $1,477,001 due primarily to increased management expenses, increased investments in business development and facilities required to support the Company's continued growth, and other expenses relating to the Company's operations as a public company. We expect our general and administrative expenses to continue to increase over the next several years as we implement our business strategy and commercialize our future products.

         Interest Income, Net. Interest income, net, increased by $1,316,413 to $1,999,899 for the nine months ended September 30, 2001, as compared to $683,486 for the nine months ended September 30, 2000. The increase resulted from a higher level of invested funds due primarily to proceeds from the initial public offering that closed in August 2000.

         Income Taxes. Income tax expense increased by $86,671 to $179,671 for the nine months ended September 30, 2001, as compared to $93,000 for the nine months ended September 30, 2000. This increase is attributable to taxable income from the continuing operations of our subsidiaries in Israel. This income is eliminated upon consolidation of our financial statements.

         Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from inception primarily through various private and public financings. As of September 30, 2001, we had received net proceeds of $46.3 million from our initial public offering, and $11.6 million from private placement issuances of common and preferred stock, which includes $2.9 million raised through the contribution by holders of notes issued by our predecessor company.

         As of September 30, 2001, we had $41.7 million in cash, cash equivalents, interest receivable and short and long-term investments. Cash used in operating activities for the nine-month period ended September 30, 2001 was $4.8 million as compared to $3.5 million for the nine-month period ended September 30, 2000. This increase was due primarily to increased expenses associated with the expansion of our business. Net cash resulting from investing activities was $17.6 million for the nine-month period ended September 30, 2001, caused primarily from the maturity of short-term investments offset in part by long-term investments and capital expenditures.

         In connection with research services provided to us, we are obligated to make payments totaling $179,000 to Yissum Research Development Company of the Hebrew University of Jerusalem periodically until December 15, 2001. In addition, in connection with our license agreement for KRX-101, we are obligated to make milestone payments to Alfa Wassermann, the licensor, of up to $2,950,000 and annual payments, in the aggregate, of up to $900,000. We anticipate using our existing cash to fulfill these commitments.

         We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that our existing cash, cash equivalents and investments will be sufficient to enable us to meet our planned operating needs through 2002.

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

         We have based our estimate on assumptions that may prove to be incorrect. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our equity securities or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of the principal amount of our investment will probably decline. We maintain our portfolio in cash equivalents and short and long-term, interest bearing securities, including, money market funds, corporate bonds and government debt securities. The average duration of all of our investments to date in 2001 has been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Accordingly no quantitative tabular disclosure has been provided.

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

                                KERYX BIOPHARMACEUTICALS, INC.



Date:   November 14, 2001       By: /s/ Robert Gallahue, Jr.

                                Robert Gallahue, Jr.
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)



                                  EXHIBIT INDEX

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1 Employment Agreement between Barry Cohen and Keryx Biopharmaceuticals, Inc., dated September 24, 2001.

99.1 Risk Factors - Those statements set forth in pages 19 through 26 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 under the caption "Risk Factors" are incorporated herein by reference.