Form 10-K
period 2001-12-31
KERYX BIOPHARMACEUTICALS INC
filed 2002-03-26
CIK 1114220

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                       SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.

                        Commission File Number 000-30929

                         KERYX BIOPHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                   13-4087132
      (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)

             101 Main Street
           Cambridge, Massachusetts                            02142
  (Address of Principal Executive Offices)                   (Zip Code)

        Registrant's telephone number, including area code: 617-494-5515

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Annual Report on Form 10-K. [ ]

     As of March 21, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $70,785,136. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and 10% stockholders of the Company.

     As of March 21, 2002, there were 19,895,185 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement for the registrant's 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

ITEM 1.        Business..............................................          5

ITEM 2.        Properties............................................         25

ITEM 3.        Legal Proceedings.....................................         26

ITEM 4.        Submission of Matters to a Vote of Security
               Holders...............................................         26

                               PART II

ITEM 5.        Market for Registrant's Common Equity and
               Related Stockholder Matters...........................         27

ITEM 6.        Selected Financial Data...............................         29

ITEM 7.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations............................................         30

ITEM 7A.       Quantitative and Qualitative Disclosure About
               Market Risk...........................................         37

ITEM 8.        Financial Statements and Supplementary
               Data..................................................         38

ITEM 9.        Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosures...............         39

                              PART III

ITEM 10.       Directors and Executive Officers of the
               Company...............................................         39

ITEM 11.       Executive Compensation................................         39

ITEM 12.       Security Ownership of Certain Beneficial
               Owners and Management.................................         39

ITEM 13.       Certain Relationships and Related Transactions........         39

                                     PART IV

ITEM 14.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K...................................         39

     This   Form   10-K   contains   trademarks   and   trade   names  of  Keryx
Biopharmaceuticals, Inc., including our name, logo and the KinAce mark. This Form 10-K may also include trademarks and trade names of other companies.

                                     PART I

ITEM 1. BUSINESS.

Overview

     We use data discovered through the mapping of the human genome to generate drug candidates that target the regulation of protein kinases. Protein kinases play a key role in the way cells communicate. We believe that our approach to drug design allows us to discover more drug candidates in less time and with lower levels of toxicity than our competitors. We are focusing our development efforts on several KinAce leads in the areas of oncology, metabolism and immunology. We recently obtained the exclusive worldwide rights to a novel technology, which we call Small Integrated Building-blocks, or SIB, for the conversion of peptides and other existing drugs into small molecules that have the potential for oral delivery. We believe the SIB technology will prove to be an important adjunct to our core KinAce platform, as well as potentially expanding the business opportunities for our other compounds and technologies.

     In addition to developing drug candidates with our KinAce platform, we have been developing sulodexide, or KRX-101, to which we have an exclusive license in North America, Japan and other markets. Our efforts in this area have included extensive discussions with the United States Food and Drug Administration, referred to as the FDA, concerning our planned Phase III clinical trials of KRX-101 for the treatment of the kidney disease known as diabetic nephropathy. The FDA granted KRX-101 its "Fast-Track" designation for the treatment of diabetic nephropathy. We have also initiated a Phase II clinical trial of KRX-101 in South Africa for the treatment of HIV-associated nephropathy, or HIVAN.

     To date, none of our drug candidates has received approval for sale in any market.

Our Strategy

     We intend to:

     o advance KRX-101 into a Phase III clinical trial program for diabetic nephropathy and pursue its use to treat additional diseases;

     o complete our Phase II clinical trial of KRX-101 in South Africa for HIVAN;

     o complete pre-clinical development of KRX-123 for hormone-resistant prostate cancer and file an initial new drug application to enter clinical trials for this drug candidate;

     o use our KinAce platform to generate new drug candidates especially in the areas of oncology and metabolic and immunological diseases;

     o begin development of small molecule drug leads based on our SIB technology;

     o develop our drug candidates internally or license them to others based on an assessment of clinical and financial resources; and

     o further develop and expand our existing relationships with corporate collaborators and initiate new relationships for the development, marketing and distribution of our drug candidates.

Corporate Information

     We were incorporated as a Delaware corporation in October 1998. Although we started operating our business in November 1999, many of our principal technologies and drug candidates were developed by our predecessor company, Partec Ltd., and its subsidiaries during the period January 1997 to November 1999. Consequently, in this report, "we", "us" and "our" refer to Keryx Biopharmaceuticals, Inc., its predecessor company and its or our respective subsidiaries unless the context requires otherwise. Our executive offices are located at 101 Main Street, Cambridge, Massachusetts 02142. Our telephone number is 617-494-5515. Our e-mail address is info@keryx.com. We also maintain an office at 7 Hartom Street, Har Hotzvim, Jerusalem, 91236, Israel, where we conduct a substantial amount of our operations.

KRX-101

Overview

     We have obtained a license to develop sulodexide, or KRX-101, to treat diabetic nephropathy and other conditions. Sulodexide is a drug that has been sold in Europe for many years by our licensor for other medical conditions and has a well-established safety profile for these conditions. After having filed an application with the FDA to begin clinical trials of KRX-101 to treat nephropathy in Type II diabetics, we received input on designing protocols for Phase III clinical trials. Over the past year, we have had discussions with both the FDA and prospective corporate partners concerning the design and conduct of the Phase III clinical trials. Based upon our work and these discussions, we recently filed our preferred protocols with the FDA. We hope to meet with the FDA in the near future and receive its concurrence with our plans for these Phase III clinical trials.

     There are an estimated 10.3 million diagnosed diabetics in the United States, of whom approximately 90% have been diagnosed with Type II diabetes. Type II diabetes results from the body's inability to properly use insulin, as distinguished from Type I diabetes that results from the body's inability to manufacture insulin. The American Diabetes Association, or ADA, estimates that between 10% and 20% of diagnosed Type II diabetics have nephropathy. These figures suggest that approximately one to two million diagnosed Type II diabetics in the United States have nephropathy. We believe the estimated potential annual market for KRX-101 for the treatment of diabetic nephropathy is in excess of one billion dollars.

Scientific Background

     Diabetes often damages the intricate system of delicate capillary loops, or glomeruli, in the human kidney. As these loops lose their structural integrity, their ability to selectively filter the blood's contents diminishes and protein, chiefly albumin, is lost into the urine resulting in diabetic nephropathy. The presence of albumin in urine, known as albuminuria, causes direct damage to other crucial kidney structures. This damage may eventually result in kidney failure, which can be treated only by dialysis or kidney transplantation.

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

     Captopril, a type of drug known as an ACE inhibitor, was approved by the FDA for Type I diabetes with macroalbuminuria, a condition in which large amounts of protein is inappropriately excreted by the kidneys. However, the FDA has not approved the use of ACE inhibitors for Type II diabetic nephropathy, as clinical trials have not conclusively demonstrated the beneficial effects of ACE inhibitors in this patient population. In the absence of approved drugs for Type II diabetic nephropathy, the ADA has recommended the use of ACE inhibitors for Type II diabetic nephropathy. However, studies have demonstrated that ACE inhibitors are not as effective for nephropathy of Type II diabetes as they are for nephropathy of Type I diabetes. In addition, patients with Type II diabetes experience more frequent side effects from ACE inhibitors than the general population. Recently, several pharmaceutical companies have attempted to develop angiotension receptor blockers, or ARBs, to treat diabetic nephropathy. However, a recent FDA advisory committee recommended that the FDA reject one such drug for the treatment of diabetic nephropathy.


     The licensor of KRX-101 conducted a Phase II study of the use of sulodexide to treat diabetic nephropathy, in 200 patients in Europe between 1996 and 1999. The trial was a four-month dose response trial that showed a clear relationship between dosage levels and reduction in albuminuria. This trial also demonstrated a reduction in albuminuria in patients with Type II diabetes being treated with ACE inhibitors. In June 2000, we filed an investigational new drug application, or IND, with the FDA for permission to conduct a clinical trial for Type II diabetic nephropathy. This application contains data from the 200-person clinical trial for this condition conducted by the licensor. On the basis of this data and the IND we submitted in June 2000, the FDA invited us to submit a protocol for a pivotal Phase III clinical trial. The ultimate clinical timeline, and consequent cost, for further development of KRX-101 will depend on the FDA's acceptance of the protocols we have recently filed or, alternatively, on any requests the FDA might have to alter such protocols.

Additional Indications

     We believe KRX-101 has significant potential to treat other diseases. These conditions include, but are not limited to, HIVAN, a condition we believe shares a similar mechanism of action as diabetic nephropathy, pre-eclampsia, a complication of pregnancy involving a sudden rise in blood pressure, and the nephrotic syndrome, a condition marked by deficiency of albumin in the blood. We recently initiated a Phase II clinical trial in South Africa for the treatment of HIVAN. In addition, we have filed patent applications to cover the use of KRX-101 for the treatment of HIVAN and other indications.

KinAce Drug Discovery Platform

Overview

     We believe our KinAce platform represents one of the first practical uses of the genomics database to systematically generate drug candidates that target protein kinases. We use computer programs to analyze genomic data that then enables us to create compounds that aim to regulate kinases.

     Protein kinases play a key role in the way cells communicate. When protein kinases give an inappropriate signal, the result is often a disease or other unwanted medical condition. Our KinAce platform uses a proprietary algorithm to identify unique regulatory regions within each kinase. Once this unique regulatory region is identified, we can duplicate it to form the basis of a compound that can potentially inhibit or stimulate the signal transduction pathway associated with that kinase. During the last year, we have focused on developing what we believe are our most promising compounds, including KRX-123 for hormone-resistant prostate cancer, KRX-683 for Type II diabetes and KRX-211 for immunological disorders.

     We expect to file in 2002 an IND to enter human clinical trials for our first KinAce compound, KRX-123 for hormone-resistant prostate cancer. We believe hormone-resistant prostate cancer, for which there is currently no curative treatment, represents an estimated potential annual worldwide market in excess of $450 million. We are developing our other KinAce compounds through a combination of in-house efforts and research and development agreements with others.

Scientific Background

     Cells within the human body, like those within all living organisms, communicate with each other to coordinate their growth and differentiation. The primary mechanism by which cells communicate is a messenger system comprising the transmission of biochemical signals. These "signals" are soluble molecules that are secreted by cells. In general, signals from outside a cell come into contact with a receptor on the cell surface and are then "transduced" across the cell membrane. The signal is then propagated along specific pathways within the cell by molecules that transmit the signal to specific target organelles. Protein kinases function as these cellular messengers.

     Scientists have estimated that over 600 distinct protein kinases exist in the human genome. Protein kinases control a variety of functions carried out by cells and may contribute to disease if they are "turned on" when they should be "turned off," or "turned off" when they should be "turned on." For example, in certain cancers, the excess activity of protein kinases allows uncontrolled cell division. "Turning off" these protein kinases may provide one method of halting the growth of malignancies. Conversely, increasing protein kinase activity when it is inadequate may improve other unwanted medical conditions.

     We use our KinAce platform technology to develop small compounds designed to inhibit or stimulate the activity of a precise region of a specific kinase. Each small compound mimics the precise region unique to the target kinase.

Advantages of the KinAce Approach

     We believe that our KinAce platform has the following advantages over traditional drug discovery methods.

     o Increased hit rate. Our KinAce platform targets highly specific kinase regions, and once identified it is less complicated to ascertain precisely which compound will have the desired biological effect on that region. Accordingly, we are able to focus our efforts on only ten to twenty compounds for testing per kinase target.

     o    Reduced time to discovery.  Our approach enables us to reduce the time
          from  discovery  to  drug  lead,   while  avoiding  the  need  to  use
          high-throughput screening.

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

     o Greater versatility. We believe that our ability to stimulate, as well as inhibit, protein kinases makes our drug candidates more versatile in the treatment of diseases and conditions. Compounds of our competitors typically aim only to inhibit kinase activity. In addition, the platform is applicable to a wide range of kinases.

     o Applicability to small molecule technology. Using our recently acquired SIB technology, we can convert our peptide leads into what we believe are pharmaceutically more attractive small molecules. Small molecules have improved formulation and delivery profiles. Additionally, we believe that the rational approach of our KinAce technology will allow for the rational, accelerated design of SIB-based small molecules.

Product Development Programs

     During 2001, we made a strategic decision to narrow our focus and concentrate on the development of our most promising leads in the areas of oncology, metabolism and immunology. Below is a description of these leads.

Oncology

     KRX-123--Hormone-Resistant Prostate Cancer

     Our most advanced KinAce drug candidate is KRX-123 for the treatment of hormone-resistant prostate cancer, referred to as HRPC, a currently incurable condition with an estimated potential annual market size in excess of $450 million. We found that Lyn kinase, a member of the Src protein kinase family is over-expressed in HRPC. We have generated in-vitro and in-vivo data showing that HRPC can be treated through KRX-123's regulation of Lyn kinase pathway. We also have observed significant regression in hormone-resistant prostate tumors during pre-clinical testing when compared to control groups. As a result of additional formulation work needed to optimize this drug product, we now anticipate the filing of an IND for this clinical trial will occur by the end of 2002.

     Due to the rapidly fatal nature of HRPC and the absence of any FDA-approved curative treatment for this condition, we believe we may be able to attain FDA "fast track" review status for our IND. If we obtain marketing approval for KRX-123 for the treatment of HRPC, we intend to expand the indications of the drug to treat hormone-sensitive, or earlier stage, prostate cancers.

Metabolism

     KRX-683--Type II Diabetes

     Type II diabetes is often a result of defective energy metabolism. Epidemiological evidence strongly suggests that there is a nutritional component associated with this form of diabetes. People who are obese have an increased incidence of Type II diabetes, a condition known as the diabesity syndrome.

     We have identified a specific kinase that we believe to be involved with glucose metabolism. We believe that upregulation of this protein kinase in persons afflicted with Type II diabetes causes a decreased metabolic rate with resultant insulin resistance and hyperglycemia. We have tested KRX-683, an inhibitor of this kinase, in both in-vitro and in-vivo tests. The in-vivo tests have shown a drop in serum glucose levels upon administration of KRX-683, with lower levels of glucose being maintained even after we ceased to administer KRX-683. We believe that the maintenance of lower glucose levels even after discontinuation of KRX-683 is quite significant, as it provides evidence that KRX-683 may have long-lasting effects on metabolic regulation. We believe these tests have also helped validate our KinAce concept.

     The efficacy of KRX-683 is currently being tested in other models of Type II diabetes. Also underway is extensive pre-clinical testing to determine appropriate dosing, potential toxicities, and side effects. We also plan to investigate other indications for this agent.

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

     We have designed KRX-211 to inhibit JAK3, a protein kinase presumed to be implicated in septic shock. We have demonstrated the effectiveness of KRX-211 in-vitro and in an in-vivo model of septic shock. One hour after symptoms of septic shock arose, half of the test group was injected with KRX-211, and a control group was injected with a placebo solution. After 48 hours, 80% of the test group treated with KRX-211 survived, while none in the control group survived.

     The NIH has selected KRX-211 to undergo extensive in-vivo testing in preparation for clinical trials. These tests, involving more than 1,000 animals, are anticipated to last up to 12 months. We are currently developing a formulation of KRX-211 that will address certain issues that arose in the initial in-vivo tests.

     Further pre-clinical and clinical testing for septic shock will be very expensive. Therefore, we intend to fully support the ongoing NIH testing, and following the successful conclusion of such testing, we intend to license KRX-211 to a partner with the resources to clinically develop this compound.

     KRX-211 has also demonstrated efficacy in in-vivo models for the treatment of rheumatoid arthritis and experimental allergic encephalitis (a model of multiple sclerosis). We intend to continue internally the preclinical development of this compound to treat immunological disorders.

The SIB Technology

Overview

     We recently obtained worldwide exclusive rights to a technology, known as the Small Integrated Building-block, or SIB, technology, developed by Haim Gilon, a professor of chemistry at the Hebrew University of Jerusalem. We believe the SIB technology will enable the design of proprietary small molecule mimics of our KinAce-derived peptides by a modular scaffold building technique that can be likened to building with Legos. We anticipate that the SIB technology will also be able to generate libraries of related compounds that may result in small molecules that increase the pharmacological attractiveness of the original KinAce-derived compound.

Advantages

     We believe that the SIB technology may offer us the following advantages:

     o For certain indications, such as diabetes, the conversion of our peptides into small molecules may increase the attractiveness and value of those KinAce-derived compounds because small molecules (i) more easily penetrate the cell membrane, (ii) can be delivered orally, and (iii) are, on average, easier and less costly to manufacture than peptides.

     o SIB-designed small molecules exhibit increased flexibility thereby allowing for increased complimentary conformation, or induced fit, and, consequently, improved pharmacological benefits.

     o The SIB technology can be used to design small molecule mimics of other non-Keryx peptide drugs.

Competition

KRX-101

     ACE inhibitors are the current standard of care recommended by the American Diabetes Association to treat diabetic nephropathy. ACE inhibitors are marketed by a number of companies. However, ACE inhibitors are not FDA-approved for, or as effective in, nephropathy of Type II diabetes as they are for nephropathy of Type I diabetes. Preliminary clinical evidence suggests that KRX-101 may be additive with ACE inhibitors for nephropathy of both Type I and Type II diabetes by reducing albuminuria further than ACE therapy alone.

     Other   companies  are   developing   drugs   designed  to  treat  diabetic
complications, including Exocell, Inc., which has one compound aimed at nephropathy in a Phase III clinical trial.

KinAce Platform

     Several biotechnology and pharmaceutical companies are active in the field of signal transduction, including Sugen, Inc. (a subsidiary of Pharmacia-Upjohn), Ariad Pharmaceuticals Inc., Tularik, Inc., Ligand Pharmaceuticals Inc. and ICOS Corporation. In addition, Vertex Pharmaceuticals, Inc. and Novartis Pharma AG have formed an alliance to discover eight kinase inhibitors.

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

KRX-101

     Pursuant to our license for KRX-101, we have obtained rights to twelve families of patents and applications. These include at least 54 patents issued in various countries, of which ten are issued in the United States. The licensed patent families cover the use of KRX-101 to treat diabetic nephropathy and retinopathy, the use of related compounds to treat diabetic nephropathy, neuropathy and retinopathy, and processes for making diverse heparin derivatives. The licensed patent families also cover multiple processes for making a wide variety of heparin derivatives. These patents and applications are being maintained throughout the territories in which they were filed. In addition, as part of our effort to expand the indications and patent coverage for KRX-101, we have filed three new patent applications for novel indications for KRX-101 and one new patent application addressing novel formulations and dosage levels of KRX-101 in the treatment of diabetic nephropathy. The key KRX-101 related patents and applications, if issued, expire at various times between 2012 and 2021. We believe that we will have sufficient time to commercially exploit the inventions covered by the patents during the effective lives of the inventions.

KinAce Platform

     We have an exclusive worldwide license to the KinAce technology, which includes one issued patent in the United States and Australia and ten families of patent applications associated with our KinAce platform, which have been filed in various countries, including the United States, all the countries of the European Patent Convention, Japan, Canada, Australia and China. The issued patent and the applications identify and claim large classes of peptides that modulate the activity of protein kinases, which encompass our lead drug candidates. In addition, the applications describe a wide variety of therapeutic uses for these classes of peptides, including the treatment of various cancers, diabetes, septic shock, multiple sclerosis and inflammatory bowel disease. The applications also identify and claim specific portions of these protein kinases upon which the selection of peptide drug candidates is based. The technology of the recently issued U.S. patent provides a direct pathway from gene sequence data to potential drug candidates--an approach that we believe represents a new and extraordinarily efficient paradigm for drug discovery. We intend to continue to file patent applications to cover additional members of protein kinase families, specific drug candidates and additional therapeutic indications as they are developed. In addition, we have two patent applications pending in connection with our bioinformatics activities directed mainly to a screening algorithm based on our platform for identifying crucial regions in the kinase. The KinAce-related patent and patent applications, if such issue, will expire at various times between 2017 and 2022. We believe that we will have sufficient time to commercially exploit the inventions covered by these applications during the effective lives of the inventions.

The SIB Technology

     The SIB technology, to which we have an exclusive, worldwide license, is covered by a patent application, filed in the United States in 2001, which protects both the chemical structure of the SIB, the combinatorial library produced, and its usage in the modulation of protein activity. This patent application, if issued, will expire in 2022. We believe that we will have sufficient time to commercially exploit the inventions covered by this application during the effective life of the invention.

Other Intellectual Property Rights

     In April 2000, we applied to register the names "Keryx" and "KinAce" as trademarks with the Israeli and U.S. Patent and Trademark Office. In addition, we depend upon trade secrets, know-how and continuing technological advances to develop and maintain our competitive position. To maintain the confidentiality of trade secrets and proprietary information, we require our employees, scientific advisors, consultants and collaborators, upon commencement of a relationship with us, to execute confidentiality agreements and, in the case of parties other than our research and development collaborators, to agree to assign their inventions to us. These agreements are designed to protect our proprietary information and to grant us ownership of technologies that are developed in connection with their relationship with us. These agreements may not, however, provide protection for our trade secrets in the event of unauthorized disclosure of such information.

Agreements

KRX-101

     License Agreement. Our license with Alfa Wassermann SpA grants us the exclusive rights to KRX-101 for diabetic nephropathy, diabetic retinopathy and diabetic neuropathy in the United States, Canada, Japan, Australia, New Zealand, South Africa and Israel, and entitles Alfa Wassermann to annual royalties of up to $900,000 and fixed milestone payments of up to $2,950,000. To date, we have paid $400,000 in annual royalties and milestone payments. The license includes rights to at least 54 patents that have been registered in the above countries, rights in additional patent applications, and grants us exclusive, worldwide ownership of any novel indication for KRX-101 that we develop. Under the license, we must use our reasonable best efforts to commercialize and market KRX-101. Alfa Wassermann must pay us a royalty to the extent that it or its sub-licensees receive revenues from products that incorporate information or know-how developed by us. Alfa Wassermann must share a portion of the costs of data or intellectual property developed by us that it decides to utilize. Unless terminated for reason of breach or other customary termination provisions, the license terminates upon the later of the expiration of all underlying patent rights or ten years from the first commercial sale of KRX-101 by us. The most recent patent application was filed in June 2000, and, if granted, will expire in June 2020, subject to any extensions that may be granted.

     Manufacturing Agreements. We have two manufacturing agreements for the production of KRX-101. Opocrin S.p.A., a manufacturer of bulk biological products, has agreed to manufacture and supply our raw requirements for sulodexide until 2009. Our agreement with Opocrin may be terminated by them or us on 180 days' notice for any reason. Pharmaceutics International, Inc., a manufacturer of medicinal gelcaps, has agreed to produce the KRX-101 gelcaps necessary for the proposed clinical trials. Until the agreed-upon manufacturing is completed, this agreement may be terminated only by us. Both Opocrin and Pharmaceutics International maintain cGMP-certified manufacturing facilities that will be used for the manufacture of KRX-101.

KinAce Platform

     License Agreement. Pursuant to a license with Children's Medical Center Corporation, referred to as CMCC, we have the exclusive worldwide right to commercialize the KinAce platform and practice the claims contained in the patents and patent applications owned by CMCC. The license gives us the right to develop, produce, manufacture, market and sublicense products based on the patents and patent applications licensed to us by CMCC, any subsequently issued patents and future patent applications. Unless terminated for breach or other customary termination provisions, the license terminates upon the later of November 2014 or the expiration of the last patent covered by the license. The most recent patent application was filed in February 2002 and, if granted, will expire in February 2022, subject to the granting of any extensions.

     Under the license, we must use our reasonable best efforts to commercialize and market one or more products based upon the KinAce technology. The license contains certain financing and development milestones. To date, we have met all of our milestones under this agreement. According to the remaining development milestones, we must file an IND application for a licensed product with the FDA (or a foreign equivalent) by June 2003, and we must file a New Drug Application, or NDA, with the FDA (or a foreign equivalent) within six years from our first filing of an IND application. Should CMCC reasonably determine that we failed to meet any of the development milestones that remain to be fulfilled because we did not devote diligent efforts and adequate resources, the license could be terminated, which would materially harm our business.

The SIB Technology

     License Agreement. In January 2002, we obtained an exclusive worldwide license from the Yissum Research & Development Company of the Hebrew University of Jerusalem, referred to as Yissum, covering patent applications and know-how underlying the SIB technology for the conversion of peptides and other existing drugs into small molecules that have the potential for oral delivery. The license gives us the right to develop, produce, manufacture, market and sublicense products based on Yissum's know-how and current and future patent applications and any subsequently issued patents. Unless terminated for breach or other customary termination provisions, the license continues in effect until no product covered by the license is being sold by us.

     Under the license, we must use commercially reasonable efforts to commercialize and market one or more products based upon the SIB technology. If we fail to devote such efforts to the development and commercialization of products based upon the SIB technology, the license could be terminated. Such termination may materially harm our business.

     Sponsored Research Agreement. Professor Haim Gilon is the inventor of the SIB technology. We have entered into a consulting agreement with Professor Gilon. Under the consulting agreement, Professor Gilon must provide us consulting services to aid our development of the SIB technology. The consulting agreement may be terminated by us should Professor Gilon fail to meet any research milestone as set forth in the Sponsored Research Agreement we executed with Yissum. In connection with his consulting agreement, we granted Professor Gilon an option to purchase 20,000 shares of our common stock, based on our customary terms. This option vests in four equal parts on each of the first four anniversaries of his consulting agreement. Under the Sponsored Research Agreement, we must pay quarterly fees to Yissum. To date, we have made the first quarterly payment to Yissum in connection with this agreement. The research agreement expires in January 2006, although it may be extended by mutual agreement for additional periods of 180 days. We may terminate the research agreement and cease making payments to Yissum should Professor Gilon fail to meet any milestones contained in that agreement or, should we choose, for any reason upon 90 days notice. If we choose to terminate upon 90 days notice, without also choosing to terminate the license agreement, we will be liable to make a one-time payment to Yissum equal to one-half of the remainder of the monies due pursuant to the Sponsored Research Agreement. In general, the milestones are project-specific and require Professor Gilon to meet enumerated product development timetables.

Sales and Marketing

     We do not intend to build our own sales and marketing force. Instead, we intend to market any future products through corporate partnerships with leading biotechnology or pharmaceutical companies. By contracting with corporate partners for the manufacturing, marketing and distribution of products, we hope to limit our exposure to capital-intensive activities beyond our expertise and concentrate on developing new compounds and technologies.

Employees

     We presently have 63 employees, 23 of whom hold M.D. or Ph.D. degrees and 23 of whom hold other advanced degrees. In addition, we have approximately 15 scientists who work under sponsored research or consulting agreements. Of our 63 full-time employees, 45 work in research and development and 18 work in administration and finance. None of our employees are represented by a collective bargaining agreement, we have never experienced a work stoppage. We consider our relations with our employees and consultants to be good.

Research and Development

     Company-sponsored research and development expenses totaled $6,923,000 in 1999, $6,686,000 in 2000, and $7,399,000 in 2001.

Government Regulation

     Numerous governmental authorities in the United States, Israel and other countries regulate the manufacture and marketing of our drug candidates and our ongoing research and development activities. None of our drug candidates has been approved for sale in any market. Before marketing in the United States, any drug developed by us must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA regulates, among other things, the preclinical and clinical testing, safety, efficacy, approval, manufacturing, record keeping, adverse event reporting, packaging, labeling, storage, advertising, promotion, export, sale and distribution of biopharmaceutical products.

     The regulatory review and approval process is lengthy, expensive and uncertain. We will have to submit extensive pre-clinical and clinical data and supporting information to the FDA for each indication or use to establish a drug candidate's safety and efficacy before we can secure FDA approval. The approval process takes many years, requires the expenditure of substantial resources and may involve ongoing requirements for post-marketing studies or surveillance. Before commencing clinical trials in humans, we must submit an IND to the FDA containing, among other things, preclinical data, chemistry, manufacturing and control information, and an investigative plan, and the FDA must allow the IND to become effective. We expect to rely on some of our collaborative partners to file INDs and generally direct the regulatory approval process for some of our drug candidates.

     The FDA may permit expedited development, evaluation, and marketing of new therapies intended to treat persons with serious or life-threatening conditions for which there is an unmet medical need under its Fast Track Drug Development Program. A sponsor can apply for fast track designation at the time of submission of an IND, or at any time prior to receiving marketing approval of the New Drug Application, or NDA. To receive fast track designation, an applicant must demonstrate:

     o that the drug is intended to treat a serious or life-threatening condition;

     o    that the drug is intended to treat a serious  aspect of the condition;
          and

     o that the drug has the potential to address unmet medical needs, and this potential is being evaluated in the planned drug development program.

     The FDA must respond to a request for fast track designation within 60 calendar days of receipt of the request. Over the course of drug development, a product in a fast track development program must continue to meet the criteria for fast track designation. Sponsors of products in fast track drug development programs must be in regular contact with the reviewing division of the FDA to ensure that the evidence necessary to support marketing approval will be developed and presented in a format conducive to an efficient review.

     Sponsors of products in fast track drug development programs ordinarily are eligible for priority review and also may be permitted to submit portions of an NDA to the FDA for review before the complete application is submitted. Sponsors of drugs designated as fast track also may seek approval under the FDA's accelerated approval regulations, which permits the FDA to grant accelerated approval based on a determination by the FDA that the effect on a surrogate endpoint is reasonably likely to predict clinical benefit. A surrogate endpoint is defined as a laboratory or physical sign that is used in therapeutic trials as a substitute for a clinically meaningful endpoint and that is expected to predict the effect of the therapy. However, requirements for submitting "substantial evidence" to demonstrate efficacy and for payment of user fees must still be met under. Further, fast track and/or accelerated approvals will ordinarily be conditioned on postmarket studies to verify the drug's clinical benefit and the relationship of the surrogate endpoint to clinical benefit. Approval of a fast track drug may be withdrawn in an expedited manner if, among other reasons, a post approval study fails to verify clinical benefit.

     Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practices, and must be conducted pursuant to an IND, unless exempted.

     Clinical trials are conducted in sequential phases. In Phase I, the drug is administered to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, metabolism, excretion, and clinical pharmacology. In Phase II, a somewhat larger number of patients are studied to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range, and to gather additional data relating to safety and potential adverse events. In Phase III, studies establish safety and efficacy in an expanded patient population. The FDA may require Phase IV post-marketing studies to gather additional evidence of safety and efficacy.

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

     o inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials or delays in approvals from a study site's review board;

     o longer treatment time required to demonstrate efficacy or determine the appropriate product dose;

     o    insufficient supplies of the drug candidate;

     o    adverse medical events or side effects in treated patients; and

     o    ineffectiveness of the drug candidate.

     In addition, the FDA may place a clinical trial on hold or terminate it if it concludes that subjects are being exposed to an unacceptable health risk. Any drug is likely to produce some toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a sufficiently long time. Unacceptable toxicity or side effects may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or clinical trials of drug candidates. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates and could ultimately prevent approval by the FDA or foreign regulatory authorities for any or all targeted indications.

     Before receiving FDA approval to market a product, we must demonstrate that the product is safe and effective for its intended use by submitting to the FDA an NDA containing the preclinical and clinical data that have been accumulated, together with chemistry and manufacturing and controls specifications and information, and proposed labeling, among other things. The FDA may refuse to accept a NDA for filing if certain content criteria are not met and, even after accepting a NDA, the FDA may often require additional information, including clinical data, before approval.

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

     If the FDA grants approval, the approval will be limited to those disease states, conditions and patient populations for which the product is safe and effective, as demonstrated through clinical studies. Further, a product may be marketed only in those dosage forms and for those indications approved in the NDA. Certain changes to an approved NDA, including, with certain exceptions, any changes to labeling, require approved supplemental applications before the drug may be marketed as changed. We will have a continuing obligation to comply with all conditions of approval and other regulatory requirements such as cGMP and adverse event reporting requirements. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will be limited to those specified in an FDA approval, and the advertising of our products will be subject to comprehensive regulation by the FDA. Claims exceeding those that are approved will constitute a violation of the Federal Food, Drug, and Cosmetics Act. Violations of the Federal Food, Drug, and Cosmetics Act or regulatory requirements at any time during the product development process, approval process, or after approval may result in agency enforcement actions, including withdrawal of approval, recall, seizure of products, injunctions, fines and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on us.

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

     Failure to comply with applicable federal, state and foreign laws and regulations would likely have a material adverse effect on our business. In addition, federal, state and foreign laws and regulations regarding the manufacture and sale of new drugs are subject to future changes. We cannot predict what effect, if any, such changes might have on our business, but such changes could have a material adverse effect.

                           FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-K and the Exhibits attached hereto contain forward-looking statements within Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K and the Exhibits, the words "anticipate," "believe," "estimate," "may," "expect" and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include statements about our:

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

     o    expected losses; and

     o    expectations for future capital requirements.

     Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results include those discussed below under the heading "Risk Factors." The list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward looking-statements should be evaluated with the understanding of their inherent uncertainty.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements.

     We do not intend to update any of the forward-looking statements after the date of this Form 10-K to conform them to actual results.

                                  RISK FACTORS

     You should carefully consider the following risks and uncertainties. If any of the following occurs, our business, financial condition or operating results could be materially harmed. This could cause the trading price of our common stock to decline and you may lose all or part of your investment.

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND HAVE INCURRED OPERATING LOSSES SINCE OUR INCEPTION. WE EXPECT TO INCUR LOSSES IN THE FUTURE AND WE MAY NEVER BECOME PROFITABLE.

     We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future. As of December 31, 2001, we had an accumulated deficit of approximately $33.7 million. We expect to expand our research and development efforts significantly, which will result in increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates or technologies.

     We have not yet commercialized any products or technologies and cannot be sure we will ever be able to do so. Even if we commercialize one or more of our drug candidates or technologies we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain regulatory approval for our drug candidates and to successfully commercialize our drug candidates and technologies.

OUR DRUG DISCOVERY METHODS ARE UNPROVEN AND MAY NOT LEAD TO COMMERCIALLY VIABLE DRUGS.

     There is limited scientific understanding of protein kinase regulation and its role in complex diseases. Our drug discovery efforts are focused on a number of protein kinases whose functions have not yet been fully identified. As a result, the safety and effectiveness of our KinAce drug candidates have not yet been established and our research and development activities may not result in any commercially viable products. In addition, because the compounds we develop with our KinAce platform are made up of small peptides, we may be unable to produce drugs that can be taken orally. If we are unable to formulate an effective way to deliver our KinAce compounds we may be unable to market these drug candidates.

OUR DRUG CANDIDATES ARE IN EARLY STAGES OF DEVELOPMENT AND MAY NEVER RECEIVE NECESSARY REGULATORY APPROVALS.

     Our drug candidates are in early stages of development. We have not received, and may never receive, regulatory approval for clinical trials for any of our drug candidates, other than KRX-101, which is currently in a Phase II trial in South Africa for the treatment of HIV-associated Nephropathy. We will need to conduct significant additional research and human testing before we can apply for product approval with the FDA or with regulatory authorities of other countries. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product and requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. It may take us many years to complete the testing of our drug candidates and failure can occur at any stage of this process. Negative or inconclusive results or medical events during a clinical trial could cause us to delay or terminate our development efforts.

     Clinical trials also have a high risk of failure. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. If we experience delays in the testing or approval process or if we need to perform more or larger clinical trials than originally planned, our financial results and the commercial prospects for our drug candidates may be materially impaired. For example, as a result of encountering delays in the development of an effective formulation of our KRX-123 drug candidate, our ability to file an IND application to conduct clinical trials for KRX-123 has been delayed. In addition, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval in the United States and abroad and, accordingly, may encounter unforeseen problems and delays in the approval process.

IF WE ARE UNABLE TO SUCCESFFULLY BEGIN OR COMPLETE OUR CLINICAL TRIALS OF KRX-101, OUR ABILITY TO ACHIEVE OUR CURRENT BUSINESS STRATEGY WILL BE ADVERSELY AFFECTED.

     The ultimate clinical timeline and consequent cost for the development of KRX-101 will depend, in part, on the FDA's acceptance of the protocols we have filed or, alternatively, on any requests the FDA might have to alter such protocols. We cannot be certain whether the FDA will accept the protocols we have presented. If we do not receive approval to conduct clinical trials for KRX-101 from the FDA, or if approval is delayed, we will be unable to carry out our present business strategy. Even if the FDA accepts our protocols, it may require us to expand the size or scope of the clinical trials, which could increase the cost and time required to complete the clinical trials.
Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

     Whether or not and how quickly we complete clinical trials is dependent in part upon the rate of enrollment of patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. If we experience delays in patient enrollment, in either the

South African HIVAN trial or the Phase III trials presented to the FDA, we may incur additional costs and delay our development program for KRX-101.

BECAUSE WE LICENSE OUR PRIMARY PROPRIETARY TECHNOLOGIES, TERMINATION OF THESE AGREEMENTS WOULD PREVENT US FROM DEVELOPING OUR LEAD DRUG CANDIDATES.

     We do not own the KRX-101,our KinAce platform, or the SIB technology. We have licensed these technologies from others. These license agreements require us to meet development or financing milestones and impose development and commercialization due diligence on us. In addition, under these agreements we must pay royalties on sales of products resulting from licensed technologies and pay the patent filing, prosecution and maintenance costs related to the licenses. If we do not meet our obligations in a timely manner or otherwise breach the terms of our agreements, our licensors could terminate the agreements and we would lose the rights to , KRX-101 and the KinAce and SIB technologies.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY THIRD PARTIES MAY BE ABLE TO USE OUR TECHNOLOGY, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO COMPETE IN THE MARKET.

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

LITIGATION OR THIRD-PARTY CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT COULD REQUIRE US TO SPEND SUBSTANTIAL TIME AND MONEY DEFENDING SUCH CLAIMS AND ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

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

     We have 63 employees and approximately 15 persons working under sponsored research agreements or consulting agreements. To successfully develop our drug candidates, we must be able to attract and retain highly skilled scientists and clinical development personnel. In addition, if we lose the services of our current personnel, in particular, Dr. Morris Laster, our Chairman, or Dr. Benjamin Corn, our Chief Executive Officer and President, our ability to continue to develop our lead drug candidates will be materially impaired. We maintain a $2.0 million keyman life insurance policy covering Dr. Laster. This amount may not be sufficient to compensate us for the loss of his services. In addition, while we have employment agreements with our key executives, these agreements would not prevent any of them from terminating their employment with us.

IF WE DO NOT ESTABLISH OR MAINTAIN DRUG DEVELOPMENT, MANUFACTURING AND MARKETING ARRANGEMENTS WITH THIRD PARTIES, WE MAY BE UNABLE TO COMMERCIALIZE OUR TECHNOLOGIES INTO PRODUCTS.

     A key part of our strategy is to establish drug development collaboration arrangements with third parties and enter into manufacturing and marketing arrangements with third parties. For example, we have entered into a sponsored research agreement pursuant to which Yissum is conducting some of the research and development with respect to the SIB Technology. We are a young company and do not possess all of these capabilities on our own. We must successfully contract with third parties to:

     o assist us in developing, testing, obtaining regulatory approval for and commercializing some of our compounds and technologies;

     o    manufacture our drug candidates; and

     o    market and distribute our drug candidates.

     If we are unable to successfully contract with third parties for these services, or if existing arrangements for these services are terminated, whether or not through our actions, or if such third parties do not perform the contracted-for tasks as required, we may have to delay, scale back or end one or more of our drug development programs or seek to develop or commercialize our technologies independently, which will be costly and result in delays. Moreover, these agreements may provide our collaborators with significant discretion in determining the efforts and resources that they will apply to the development and commercialization of products based on our technologies. Accordingly, to the extent that we rely on third parties to research, develop or commercialize products based on our technologies, we are unable to control whether such products will be scientifically or commercially successful.

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

     Although we are incorporated in the State of Delaware, we maintain our research and development activities in the State of Israel. Currently, most of our personnel are located in Israel. Our business may be disrupted by political, economic or military conditions affecting Israel and other risks that are inherent in international business. These include:

     o    political and economic instability;

     o    the impact of terrorism and military operations;

     o    the difficulty of administering business abroad;

     o the need to comply with export laws, tariff and tax regulations and regulatory requirements;

     o    currency fluctuations; and

     o the obligation of male residents of Israel, including some of our employees, to perform annual military reserve duty and possibly to be called to active duty under emergency circumstances.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS ON TERMS FAVORABLE TO US, OR AT ALL, OUR BUSINESS WOULD BE HARMED.

     Based on our current plans, we believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements until at least mid-2003. However, the actual amount of funds that we will need prior to or after that date will be determined by many factors, some of which are beyond our control. As a result, we may need funds sooner than we currently anticipate. These factors include:

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

     As of December 31, 2001, our executive officers, directors and principal stockholders (including their affiliates) beneficially own, in the aggregate, approximately 45% of our outstanding common stock, including, for this purpose, currently exercisable options and warrants held by our executive officers and directors. As a result, these persons, acting together, will have the ability to effectively determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, acting together, will have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by discouraging a potential acquiror from attempting to acquire our company.

OUR STOCK PRICE COULD BE VOLATILE AND YOUR INVESTMENT COULD DECLINE IN VALUE.

   The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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


     In addition, equity markets in general, and the market for biotechnology and life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies traded in those markets. These broad market and industry factors may materially affect the market price of our common stock, regardless of our development and operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management's attention and resources, which could seriously harm our business.

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

ITEM 2. PROPERTIES.

     We currently lease space in Jerusalem, Israel and Cambridge, Massachusetts. Our facilities in Israel consist of 19,000 square feet of leased space in Jerusalem's primary high technology park, Kiryat Mada, Har Hotzvim, Jerusalem, Israel 91236. This facility provides space for our administrative and financial functions and houses a 14,400 square foot on-site laboratory devoted to bioinformatics, drug discovery and drug compound formulation. Although we anticipate that our current Jerusalem facility will be sufficient for our needs for the next several years, we anticipate that additional space will be available for future expansion as necessary.

     Our facilities in the United States consist of 2,915 square feet of leased space at 101 Main Street, Cambridge, Massachusetts 02142. This facility houses our executive offices and personnel who are responsible for coordinating our financial, business development and clinical development functions. Although we anticipate that our current United States facility will be sufficient for our needs in the next several years, we expect additional space will be available for future expansion as necessary.

ITEM 3. LEGAL PROCEEDINGS.

     We are not a party to any material legal or arbitration proceedings nor are we aware of any that are pending or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matters to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is listed on the Nasdaq National Market under the symbol KERX. We commenced trading on the Nasdaq National Market on July 28, 2000. The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

                                                       COMMON STOCK PRICE
                                               ---------------------------------
                                                 HIGH                      LOW
                                               --------                  -------
YEAR ENDED DECEMBER 31, 2001

Fourth Quarter ........................        $ 8.1000                  $4.8600
Third Quarter .........................        $ 9.8500                  $5.8000
Second Quarter ........................        $10.5900                  $7.0000
First Quarter .........................        $10.6875                  $6.3750


                                                       COMMON STOCK PRICE
                                               ---------------------------------
                                                 HIGH                      LOW
                                               --------                  -------
YEAR ENDED DECEMBER 31, 2000
Fourth Quarter .........................        $16.5625                $ 9.2500
Third Quarter ..........................        $13.9379                $10.1875
Second Quarter .........................              --                      --
First Quarter ..........................              --                      --

     As of December 31, 2001, there were 89 record holders of our common stock. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Use of Proceeds

     On August 2, 2000, we completed an initial public offering of 4,600,000 shares of common stock at $10.00 per share. The managing underwriters in the offering were WestLB Panmure Ltd. (in the United Kingdom) and Roth Capital Partners, Inc. (in the United States). The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (Registration No. 333-37402) that was declared effective by the Securities and Exchange Commission on July 28, 2000. The proceeds to us from the offering, including the over-allotment option of 600,000 shares, after deducting underwriting discounts and commissions of approximately $3.6 million and other offering expenses of approximately $2.1 million, were approximately $46.3 million. Of the net offering proceeds, through December 31, 2001, we have used the proceeds of our initial public offering as follows:

     o approximately $3.1 million has been spent on the clinical development of KRX-101,

     o approximately $1.3 million has been spent on the clinical development of KRX-123,

     o approximately $6.4 million has been spent on the expansion of our KinAce platform and the further development of additional compounds,

     o and approximately $8.5 million has been spent as working capital and for general corporate purposes.

     The timing and amounts of our further actual expenditures will depend on several factors, many of which are outside our control, including the timing of our entry into collaboration agreements, the progress of our clinical trials, the progress of our research and development programs, the results of other pre-clinical and clinical studies and the timing and costs of regulatory approvals.

     Until we use the net proceeds, we intend to invest the funds in short-term, investment-grade, interest-bearing instruments.

ITEM 6. SELECTED FINANCIAL DATA.

     The following Statement of Operations Data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and the Balance Sheet Data as of December 31,
2001, 2000, 1999, 1998 and 1997, are derived from our consolidated financial statements that have been audited by KPMG Somekh Chaikin, a member of KPMG International, independent public accountants. The financial data set forth below should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, and the financial statements and notes included elsewhere in this Form 10-K.

Years Ended December 31,                     2001          2000         1999         1998         1997
------------------------                     ----          ----         ----         ----         ----
(in thousands, except per share data)

Statements of Operations Data:

Management fees from related party        $     --      $     --      $    --      $    66      $   233

Expenses
   Research and development:
     Non-cash compensation                     (17)        3,186        5,426           --           --
     Other research and development          7,416         3,500        1,497        1,407          569
                                          --------      --------      -------      -------      -------
     Total Research and development
     expenses                                7,399         6,686        6,923        1,407          569

   General and administrative:
     Non-cash compensation                     139         2,668          588           --           --
     Other general and administrative        4,302         3,232        1,225        1,011          525
                                          --------      --------      -------      -------      -------
     Total general and administrative
     expenses                                4,441         5,900        1,813        1,011          525
                                          --------      --------      -------      -------      -------

Total operating expenses                    11,840        12,586        8,736        2,418        1,094
                                          --------      --------      -------      -------      -------

Operating loss                             (11,840)      (12,586)      (8,736)      (2,352)        (861)

Interest income (expenses), net              2,231         1,317         (257)        (157)         (11)
                                          --------      --------      -------      -------      -------

Net loss before income tax                $ (9,609)     $(11,269)     $(8,993)     $(2,509)     $  (872)

Net loss                                  $ (9,806)     $(11,489)     $(9,003)     $(2,539)     $  (882)
                                          ========      ========      =======      =======      =======

Basic & diluted loss per common share     $  (0.50)     $  (0.89)     $ (1.11)     $ (0.31)     $(10.11)
                                          ========      ========      =======      =======      =======




As of December 31,                            2001          2000         1999         1998         1997
------------------                            ----          ----         ----         ----         ----
(in thousands)

Balance Sheet Data:

Cash and cash equivalents, interest
receivable and investment securities      $ 37,856      $ 48,900      $ 4,127      $   128      $   647

Working capital                             35,235        37,908        3,984         (157)          35

Total assets                                43,067        50,264        4,948          620          832

Long-term obligations                          766           304          118          527        1,028

Total stockholders' equity (deficit)        39,215        48,867        4,436         (241)        (882)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with our financial statements and related notes included in this Form 10-K.

Overview

     We  were  incorporated  as a  Delaware  corporation  in  October  1998.  We commenced operations in November 1999, following our acquisition of substantially all of the assets and certain of the liabilities of Partec Ltd., our predecessor company that began its operations in January 1997. Since commencing operations, our activities have been primarily devoted to developing our technologies, raising capital, purchasing assets for our corporate offices and laboratory facilities and recruiting personnel. We are a development stage company and have no product sales to date. Our major sources of working capital have been proceeds from various private placements of equity securities and from our initial public offering of 5,200,000 shares of common stock at $10 per share. We have two wholly owned subsidiaries located in Israel, Keryx (Israel) Ltd., an Israeli registered company, which engages in administrative functions, and Keryx Biomedical Technologies Ltd., an Israeli registered company, which engages in research and development activities.

     Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants, sponsored research associates and outside service providers for laboratory development, manufacturing expenses related to the production of clinical trial inventory materials and other expenses relating to the design, development, testing, and enhancement of our product candidates. We expense our research and development costs as they are incurred.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses, including business development, general legal activities, and various costs relating to our operations as a public company.

     Our results of operations include non-cash compensation expense as a result of grants of stock and stock options. Compensation expense for options granted to employees represents the difference between the intrinsic value of our common stock and the exercise price of the options at the date of grant. We account for stock-based employee and director compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," referred to as APB No. 25, and Financial Accounting Standards Board, or FASB, issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Compensation for options granted to consultants has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF
96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18 "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees," referred to as SFAS No. 123. APB Opinion No. 25 has been applied in accounting for fixed and milestone-based stock options to employees and directors as allowed by SFAS No. 123. The compensation cost is recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statement of operations. We expect to record additional non-cash compensation expense in the future, which may be significant. However, because some of the options issued to consultants either do not vest immediately or vest upon the achievement of certain milestones, the total expense is uncertain.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. These estimates are subject to an inherent degree of uncertainty. For a detailed discussion of the application of these and other accounting policies, please see
Note 1 in the Notes to our Consolidated Financial statements. Our critical accounting policies include the following:

     Foreign currency translation. In preparing our consolidated financial statements, we translate non-US dollar amounts in the financial statements of our Israeli subsidiaries into US dollars. Under the relevant accounting guidance the treatment of any gains or losses resulting from this translation is dependent upon management's determination of the functional currency. The functional currency is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiaries. Generally, the currency in which a subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency. However, any dependency upon the parent and the nature of the subsidiary's operations must also be considered. If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements would be included as a separate part of our stockholders' equity under the caption "cumulative translation adjustment." However, if the functional currency of the subsidiary is deemed to be the US dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. Based on our assessment of the factors discussed above, we consider the US dollar to be the functional currency for each of our Israeli subsidiaries. Therefore all gains and losses from translations are recorded in our statement of operations.

     Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our US deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. The deferred tax asset in our financial statements relates to our wholly owned Israeli subsidiaries.

     Stock Compensation. We have issued options and warrants to employees, directors and consultants. In applying SFAS No. 123, we use the Black-Scholes pricing model to calculate the fair market value of our options and warrants. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option or warrant, the closing market price of our stock and the exercise price. For purposes of the calculation, it was assumed that no dividends will be paid during the life of the options and warrants.

     In accordance with EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," total compensation expense for options issued to consultants is determined at the "measurement date." The expense is recognized over the vesting period for the options. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record option compensation based on the fair value of the options at the reporting date. These options are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date. This results in a change to the amount previously recorded in respect of the option grant and additional expense or a negative expense may be recorded in subsequent periods based on changes in the assumptions used to calculate fair value, such as changes in market price, until the measurement date is reached and the compensation expense is determined.

Results of Operations

Years Ended December 31, 2001 and 2000

     Revenue. We did not have any revenue for the years ended December 31, 2001 and December 31, 2000.

     Research and Development Expenses. Research and development expenses increased by $713,000 to $7,399,000 for the year ended December 31, 2001, as compared to expenses of $6,686,000 for the year ended December 31, 2000. Net of non-cash compensation, research and development expenses increased by $3,916,000 to $7,416,000 due primarily to growth in personnel, manufacturing expenses associated with KRX-101 clinical trial inventory and increased pre-clinical work to advance our KinAce platform. We expect our research and development costs to continue to increase significantly over the next several years as we expand our research and product development efforts and implement our business strategy. Non-cash compensation expense related to stock option grants was negative $17,000 for the year ended December 31, 2001 as compared to $3,186,000 for the year ended December 31, 2000. This negative non-cash compensation expense was primarily due to the revaluation of previously issued options to consultants.

     General and Administrative Expenses. General and administrative expenses decreased by $1,459,000 to $4,441,000 for the year ended December 31, 2001, as compared to expenses of $5,900,000 for the year ended December 31, 2000. Net of non-cash compensation, general and administrative expenses increased by $1,070,000 to $4,302,000 due primarily to increased personnel and management expenses, and increased investments in business development and facilities required to support our growth. We expect our general and administrative expenses to continue to increase over the next several years as we implement our business strategy and commercialize our products. Non-cash compensation expense related to stock option grants was $139,000 for the year ended December 31, 2001 as compared to $2,668,000 for the year ended December 31, 2000.

     Interest Income (Expense), Net. Interest income, net, increased by $914,000 to $2,231,000 for the year ended December 31, 2001, as compared to income of $1,317,000 for the year ended December 31, 2000. The increase resulted from a higher level of invested funds due primarily to proceeds from our initial public offering that closed in August 2000, that were invested for a full year in 2001.

     Income Taxes. Income tax expense decreased by $23,000 to $197,000 for the year ended December 31, 2001, as compared to an expense of $220,000 for the year ended December 31, 2000. Income tax expense is attributable to taxable income from the continuing operations of our subsidiaries in Israel. As of December 31, 2001, we have recorded a deferred tax asset against income taxes for the period then ended. Income taxes are related to the taxable income of our Israeli subsidiaries. This income is eliminated upon consolidation of our financial statements.

     Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

Years Ended December 31, 2000 and 1999

     Revenue. We did not have any revenue for the years ended December 31, 2000 and December 31, 1999.

     Research and Development Expenses. Research and development expenses decreased by $237,000 to $6,686,000 for the year ended December 31, 2000, as compared to expenses of $6,923,000 for the year ended December 31, 1999. Net of non-cash compensation, research and development expenses increased by $2,003,000 to $3,500,000 due primarily to professional fees and expenditures on expansion of our existing research and development activities during the period. Non-cash compensation expense related to stock option grants was $3,186,000 and $5,426,000 for the years ended December 31, 2000 and 1999, respectively.

     General and Administrative Expenses. General and administrative expenses increased by $4,087,000 to $5,900,000 for the year ended December 31, 2000, as compared to expenses of $1,813,000 for the year ended December 31, 1999. Net of non-cash compensation, general and administrative expenses increased by $2,007,000 to $3,232,000 due primarily to professional services and expansion of our existing general and administrative activities. Non-cash compensation expense related to stock option grants was $2,668,000 and $588,000 for the years ended December 31, 2000 and 1999, respectively.

     Interest Income (Expense), Net. Interest income, net, increased by $1,574,000 to $1,317,000 for the year ended December 31, 2000, as compared to an expense of $257,000 for the year ended December 31, 1999. The increase resulted from a higher level of invested funds due primarily to proceeds from the initial public offering that closed in August 2000.

     Income Taxes. Income tax expense increased by $210,000 to $220,000 for the year ended December 31, 2000, as compared to an expense of $10,000 for the year ended December 31, 1999. This increase is attributable to taxable income from the continuing operations of our single subsidiary in Israel at that time. This income is eliminated upon consolidation of our financial statements.

     Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

Liquidity and Capital Resources

     We have financed our operations from inception primarily through various private and public financings. As of December 31, 2001, we had received net proceeds of $46.3 million from our initial public offering and $11.6 million from private placement issuances of common and preferred stock, including $2.9 million raised through the contribution by holders of their notes issued by our predecessor company.

     As of December 31, 2001, we had $37.9 million in cash, cash equivalents, interest receivable and short-term securities. Cash used in operating activities for the period ended December 31, 2001 was $7.3 million as compared to $5.2 million for the comparable period ended December 31, 2000. This increase was due primarily to increased expenses associated with the expansion of our business. Net cash provided by investing activities was $8.0 million for the period ended December 31, 2001. This was primarily the result of long-term investment maturities, offset by capital expenditures.

     We have incurred negative cash flow from operations since our inception. We anticipate incurring negative cash flow from operations for the foreseeable future. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

     As of December 31, 2001, we have known contractual obligations, commitments and contingencies of $2,434,000. Of this amount, $595,000 relates to research agreements, with $583,000 due during 2002 and the remaining $12,000 due in 2003. The additional $1,839,000 relates to operating lease obligations, of which $574,000 is due during 2002, a total of $884,000 is due during 2003 and 2004, with the remaining $381,000 due during 2005.

                                                                           Payments Due by Period
                                             -----------------------------------------------------------------------------

       Contractual Obligations               Total         Less than 1 Year     1-3 Years        4-5 Years   After 5 Years
       -----------------------               -----         ----------------     ---------        ---------   -------------

Research Agreements                        $  595,000         $  583,000         $ 12,000               --         --
Operating Leases                           $1,839,000         $  574,000         $884,000         $381,000         --
Total Contractual Cash Obligations         $2,434,000         $1,157,000         $896,000         $381,000         --

     Additionally, we have undertaken to make milestone payments to certain of our licensors, contingent upon attaining certain goals, of up to approximately $4.0 million. In certain cases, such payments will reduce any royalties due on sales of related products. In the event that the milestones are not achieved, we remain obligated to pay one licensor $50,000 annually thereafter until the license expires.

     We believe that our $37.9 million in cash, cash equivalents, and short-term investments as of December 31, 2001 will be sufficient to enable us to meet our planned operating needs and capital expenditures until mid-2003. Our cash and cash equivalents as of December 31, 2001 are invested in highly liquid investments such as cash, money market accounts, short-term US corporate debt securities, and short-term obligations of domestic governmental agencies. As of December 31,

2001 we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. Our liquidity needs throughout 2002 will continue to be funded from existing cash, cash equivalents, and short-term investments.

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

     We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our stock or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121 and subsequently, SFAS 144 after its adoption.

     We adopted the provisions of SFAS 141 as of July 1, 2001, and SFAS 142 is effective for periods beginning on or after January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized and tested for impairment prior to the full adoption of SFAS 142.

     Upon  adoption  of SFAS 142,  we are  required  to  evaluate  our  existing intangible assets and goodwill that were acquired in purchase business combinations and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS 141 for recognition separate from goodwill. We will be required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with SFAS 142's transitional goodwill impairment evaluation, we are required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and we must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the recognized and unrecognized assets and the liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of income. We do not expect the adoption of SFAS 141 and SFAS 142 to have a significant impact on our consolidated financial statements.

     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS 143 on January 1, 2003. We do not believe the adoption of SFAS 143 will have a significant impact on our consolidated financial statements.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We are required to adopt SFAS 144 on January 1, 2002 and do not believe it will have a significant impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. We maintain our portfolio in cash equivalents and short- and long-term interest bearing securities, including corporate debt, money market funds and government debt securities. The average duration of all of our investments in 2001 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our Consolidated Financial Statements as of December 31, 2001 are presented beginning on page F-1 of this Annual Report on Form 10-K. The following table sets forth unaudited selected operating results for each of the four fiscal quarters in the years ended December 31, 2001 and December 31, 2000. We believe that the following selected quarterly information includes all adjustments, consisting only of normal, recurring adjustments, that we consider necessary to present this information fairly. You should read this financial information in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Our results of operations have fluctuated in the past and are likely to continue to fluctuate greatly from quarter to quarter in the future. Therefore, results of operations for any previous periods are not necessarily indicative of results of operations to be recorded in the future.

                                                                       2001
                                           -------------------------------------------------------------
                                              Mar. 31         June 30        Sept. 30         Dec. 31
                                           ----------       ----------       ----------       ----------

OPERATING EXPENSES:
Research and development:
  Non-cash compensation                       $   353          $   646          $(1,285)         $   269
  Other research and development                1,678            2,065            2,009            1,664
                                           ----------       ----------       ----------       ----------
  Total research and development                2,031            2,711              724            1,933

General and administrative:
  Non-cash compensation                            48               35               23               33
  Other general and administrative              1,069            1,240            1,086              907
                                           ----------       ----------       ----------       ----------
  Total general and administrative              1,117            1,275            1,109              940
                                           ----------       ----------       ----------       ----------
LOSS FROM OPERATIONS                           (3,148)          (3,986)          (1,833)          (2,873)

OTHER INCOME (EXPENSE):
  Financing income, net                           870              549              582              230
  Taxes on income                                (110)             (10)             (59)             (18)
                                           ----------       ----------       ----------       ----------
NET LOSS                                      $(2,388)         $(3,447)         $(1,310)         $(2,661)
                                           ==========       ==========       ==========       ==========
NET LOSS PER COMMON SHARE
  Basic and diluted                           $ (0.12)         $ (0.17)         $ (0.07)         $ (0.13)
                                           ==========       ==========       ==========       ==========

SHARES USED IN COMPUTING NET LOSS PER
COMMON SHARE
  Basic and diluted                        19,594,448       19,721,973       19,734,224       19,744,303
                                           ==========       ==========       ==========       ==========


                                                                       2001
                                           -------------------------------------------------------------
                                              Mar. 31         June 30        Sept. 30         Dec. 31
                                           ---------        ---------        ----------       ----------

OPERATING EXPENSES:
Research and development:
  Non-cash compensation                       $   529          $   846          $ 1,014          $   797
  Other research and development                  872              283              880            1,465
                                            ---------        ---------       ----------       ----------
  Total research and development                1,401            1,129            1,894            2,262

General and administrative:
  Non-cash compensation                           814            1,243              658              (47)
  Other general and administrative                280              932              707            1,313
                                            ---------        ---------       ----------       ----------
 Total general and administrative               1,094            2,175            1,365            1,266
                                            ---------        ---------       ----------       ----------
LOSS FROM OPERATIONS                           (2,495)          (3,304)          (3,259)          (3,528)

OTHER INCOME (EXPENSE):
  Financing income (expenses)                      55               98              531              633
  Taxes on income                                 (27)             (28)             (38)            (127)
                                            ---------        ---------       ----------       ----------
NET LOSS                                      $(2,467)         $(3,234)         $(2,766)         $(3,022)
                                            =========        =========       ==========       ==========
NET LOSS PER COMMON SHARE
  Basic and diluted                           $ (0.30)         $ (0.40)         $ (0.17)         $ (0.16)
                                            =========        =========       ==========       ==========
SHARES USED IN COMPUTING NET LOSS PER
COMMON SHARE
  Basic and diluted                         8,108,306        8,108,306       15,927,878       19,489,568
                                            =========        =========       ==========       ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information required by this item is incorporated herein by reference to our Proxy Statement for our 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to our Proxy Statement for our 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated herein by reference to our Proxy Statement for our 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to our Proxy Statement for our 2002 Annual Meeting of Stockholders.

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

     3. Exhibits. (See (c) below)

     (b) Reports on Form 8-K.

     None.

     (c) Exhibits

     Listed below are the exhibits that are filed as part of this Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K). Each exhibit marked by a (*) is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-37402) filed on May 19, 2000. Each exhibit marked by a (**) is incorporated by reference to the First Amendment to our Registration Statement on Form S-1 (File No. 333-37402) filed on June 30, 2000. Each exhibit marked with a (***) is incorporated by reference to our Annual Report on Form 10-K (File No. 000-30929) filed on March 30, 2001. Portions of each exhibit marked with a (!) have been redacted and filed separately with the Commission pursuant to a request for confidential treatment. Each exhibit marked (+) is a management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.

 Exhibit

 Number                                Description

 -------                               -----------

2.1* --Asset Purchase Agreement between Partec Ltd. (a predecessor company of Keryx Biopharmaceuticals, Inc.) and B.R.T. Biopharmaceuticals Ltd., dated as of November 11, 1999.

2.2*      --Asset   Purchase   Agreement   between   Partec   Ltd.   and   Keryx
          Biopharmaceuticals, Inc. (f/k/a Lakaro Biopharmaceuticals, Inc.), dated as of November 18, 1999.

3.1* --Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., as amended.

3.2       -- Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc.

4.1**     --Specimen Common Stock Certificate.

4.2* --Form of Stock Purchase Agreement for the purchase of shares of Common Stock.

4.4* --Form of Contribution Agreement between Keryx Biopharmaceuticals, Inc. and the holders of 12% Convertible Notes of Partec Ltd.

4.5* --Warrant No. 1 for the Purchase of Shares of Common Stock between Children's Medical Center Corporation and Keryx Biopharmaceuticals, Inc., dated as of November 18, 1999.

4.6* --Warrant No. 2 for the Purchase of Shares of Common Stock between Children's Medical Center Corporation and Keryx Biopharmaceuticals, Inc., dated as of November 18, 1999.

4.7*      --Form of Warrant for the Purchase of Shares of Common  Stock  between
          certain    holders   of   Series   A   Preferred   Stock   and   Keryx
          Biopharmaceuticals, Inc., dated as of December 14, 1999.

4.10* --Warrant for the Purchase of Shares of Common Stock between Paramount Capital, Inc. and Keryx Biopharmaceuticals, Inc., dated as of January 25, 2000.

10.1*+    --1999 Share Option Plan.

10.2      --Employment   Agreement   between  Morris  Laster,   M.D.  and  Keryx
          Biopharmaceuticals, Inc., (f/k/a Lakaro Biopharmaceuticals, Inc.) dated as of November 19, 1999.


10.3 --Employment Agreement between Morris Laster, M.D. and Keryx (Israel) Biopharmaceuticals Ltd., dated as of May 1, 2000.

10.4      --Amended   Employment  Agreement  between  Benjamin  Corn  and  Keryx
          Biopharmaceuticals, Inc., dated as of November 26, 2001.

10.5      --Amended   Employment  Agreement  between  Benjamin  Corn  and  Keryx
          (Israel) Ltd., dated as of November 26, 2001.

10.6*! --Exclusive License Agreement between the Children's Medical Center Corporation and Keryx Biopharmaceuticals, Inc., dated as of November 18, 1999.

10.7*! --License Agreement between Alfa Wassermann S.p.A. and Partec Ltd., dated as of November 12, 1998.

10.8! --License Agreement between Yissum Research & Development Company of the Hebrew University of Jerusalem and Keryx Biopharmaceuticals, Inc., dated as of January 10, 2002.

10.9! --Research Agreement between Yissum Research and Development Company of the Hebrew University of Jerusalem and Keryx Biopharmaceuticals, Inc., dated as of January 10, 2002.

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

10.13* --Management Services Agreement between Keryx Biopharmaceuticals, Inc. and B.R.T. Biopharmaceuticals Ltd., dated as of November 30, 1999.

10.14*    --Finder   Agreement  between  Paramount   Capital,   Inc.  and  Keryx
          Biopharmaceuticals, Inc., dated as of November 19, 1999.

10.15*    --Form of KRX-101 Scientific Advisory Board Agreement.

10.16* --Form of KinAce Scientific Advisory Board Agreement between Keryx Biopharmaceuticals, Inc. and Dr. James Broach.

10.17* --Tenancy Agreement between Har Hotzvim Properties Ltd. and Keryx (Israel) Ltd. (f/k/a BRT Biopharmaceuticals Ltd.), dated as of December 13, 1999.

10.18* --Management Agreement between Park Meir Management Company Ltd. and Keryx (Israel) Ltd., dated as of December 13, 1999.

10.19** --Form of KinAce Scientific Advisory Board Agreement between Moshe Oren, Ph.D. and Keryx Biopharmaceuticals, Inc.

10.20*+   --2000 Share Option Plan.

10.21***+ --Employment Agreement between Keryx Biopharmaceuticals,  Inc. and Ira
          Weinstein, dated as of November 19, 1999.

10.22***+ --Employment Agreement between Keryx (Israel) Ltd. and Ira Weinstein, dated as of November 19, 1999.

10.23***+ --Employment Agreement between Keryx Biopharmaceuticals,  Inc. and Bob
          Trachtenberg, dated as of November 19, 1999.

10.24***+ --Employment   Agreement   between   Keryx   (Israel)   Ltd.  and  Bob
          Trachtenberg, dated as of November 19, 1999.

10.25***+ --Employment   Agreement  between  Robert  Gallahue,   Jr.  and  Keryx
          Biopharmaceuticals, Inc., dated as of June 16, 2000.

10.26***+ --Employment Agreement between Noa Shelach and Keryx (Israel) Ltd.

10.27*** --Lease Agreement between RMPA Nechasim, Ltd. and Keryx (Israel) Ltd., dated as of December 21, 2000.

10.28*** --Amendment, dated as of March 29, 2001, to the Exclusive License Agreement between the Children's Medical Center Corporation and Keryx Biopharmaceuticals, Inc., dated as of November 18, 1999.

10.29     --Employment    Agreement    between    Barry    Cohen    and    Keryx
          Biopharmaceuticals, Inc., dated as of September 24, 2001.

10.30     --Employment     Agreement    between    Rony    Seger    and    Keryx
          Biopharmaceuticals, Inc., dated as of October 15, 2001.

10.31     --Employment   Agreement  between  Rony  Seger  and  Keryx  Biomedical
          Technologies Ltd., dated as of October 15, 2001.

10.32 --Employment Agreement between Thomas J. Humphries, MD and Keryx Biopharmaceuticals, Inc., dated as of November 9, 2001.

10.33     --Amended     Management     Services     Agreement    between   Keryx
          Biopharmaceuticals, Inc. and Keryx Biomedical Technologies Ltd., dated as of November 1, 2001.

10.34 -- Sub-lease Agreement between Keryx Biopharmaceuticals, Inc. and Zero Stage Capital, Inc., dated June 20, 2001.

21.1      --List of subsidiaries of Keryx Biopharmaceuticals, Inc.

23.1      --Consent of KPMG.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                             KERYX BIOPHARMACEUTICALS, INC.
                                             By: /s/ Benjamin Corn, MD
                                             -----------------------------
                                             Benjamin Corn, MD
                                             President & Chief Executive Officer

                                             Date: March 26, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report below on behalf of Keryx and in the capacities and on the dates indicated.

Signature                              Title

/s/ Benjamin Corn, M.D.
-------------------------------------  President, Chief Executive Officer and          March 26, 2002
Benjamin Corn, M.D.                    Director
                                       (Principal Executive Officer)

/s/ Robert Gallahue, Jr.
------------------------------------   Chief Financial Officer and Treasurer           March 26, 2002
Robert Gallahue, Jr.                   (Principal Financial and Accounting Officer)

/s/ Malcolm Hoenlein
-------------------------------------  Director                                        March 26, 2002
Malcolm Hoenlein

/s/ Peter M. Kash
-------------------------------------  Vice Chairman                                   March 26, 2002
Peter M. Kash

/s/ Morris Laster, M.D.
-------------------------------------  Chairman                                        March 26, 2002
Morris Laster, M.D.

/s/ Mark H. Rachesky, M.D.
-------------------------------------  Director                                        March 26, 2002
Mark H. Rachesky, M.D.

/s/ Lindsay A. Rosenwald, M.D.
-------------------------------------  Director                                        March 26, 2002
Lindsay A. Rosenwald, M.D.

/s/ Wayne Rothbaum
-------------------------------------  Director                                        March 26, 2002
Wayne Rothbaum

/s/ J. Wilson Totten, M.D.
-------------------------------------  Director                                        March 26, 2002
J. Wilson Totten, M.D.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Consolidated Financial Statements as of December 31, 2001
--------------------------------------------------------------------------------

Contents

Page
----

Independent Auditor's Report                                                 F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000                 F-3

Consolidated Statements of Operations for the years ended
   December 31, 2001, 2000 and 1999                                          F-4

Consolidated Statements of Changes in Stockholders' Equity for the
   years ended December 31, 2001, 2000 and 1999                              F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, 2000 and 1999                                          F-8

Notes to Consolidated Financial Statements                                  F-11

                          Independent Auditor's Report

To the Board of Directors and Shareholders of Keryx Biopharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Keryx Biopharmaceuticals, Inc. (the "Company"), a development stage company, and its subsidiaries, as of December 31, 2001 and 2000 and the related consolidated statements of operations, statements of changes in stockholders' equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2001, and for the development stage period. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, a development stage company, and its subsidiaries, at December 31, 2001 and 2000 and the results of their operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, and for the development stage period, in conformity with accounting principles generally accepted in the United States.

Somekh Chaikin

Certified Public Accountants (Isr.)
A member firm of KPMG International

Jerusalem, Israel
February 28, 2002

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Consolidated Balance Sheets as of December 31
--------------------------------------------------------------------------------
(in thousands, except share and per share amounts)

                                                                   2001           2000
Assets                                                           --------       --------

Current assets

Cash and cash equivalents (Note 2)                               $ 23,345       $ 22,708
Investment securities, held-to-maturity (Note 3)                   14,308         15,493
Accrued interest receivable                                           203            595
Other receivables and prepaid expenses                                465            205
                                                                 --------       --------
Total current assets                                               38,321         39,001
                                                                 --------       --------

Investment securities, held-to-maturity                                --         10,104

Investment in respect of employee
 severance obligations (Note 6)                                       291            136

Property, plant and equipment, net (Note 4)                         3,338            312


Deferred tax asset (Note 9)                                           115             --
Other assets, net (primarily intangible assets) (Note 5)            1,002            711
                                                                 --------       --------

Total assets                                                     $ 43,067       $ 50,264
                                                                 ========       ========



Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                            $  2,376       $    919
Accrued compensation and related liabilities                          710            174
                                                                 --------       --------
Total current liabilities                                           3,086          1,093
                                                                 --------       --------
Liability in respect of employee severance                            766            304
 obligations (Note 6)                                            --------       --------
Total liabilities                                                   3,852          1,397
                                                                 --------       --------
Stockholders' equity (Note 7)

Common stock, $0.001 par value per share
 (40,000,000 and 40,000,000 shares authorized,
 19,846,694 and 19,532,772 shares issued and
 fully paid at December 31, 2001 and
 2000, respectively)                                                   19             19

Additional paid-in capital                                         74,025         76,566
Unearned compensation                                              (1,110)        (3,805)
Deficit accumulated during the development stage                  (33,719)       (23,913)
                                                                 --------       --------
Total stockholders' equity                                         39,215         48,867
                                                                 --------       --------
Total liabilities and stockholders' equity                       $ 43,067       $ 50,264
                                                                 ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Consolidated Statements of Operations for the Year Ended December 31
--------------------------------------------------------------------------------
(in thousands, except share and per share amounts)

                                                                                               Amounts
                                                                                               accumulated
                                                                                               during the
                                                                                               development
                                                  2001           2000            1999          stage
                                               ----------     ----------       ---------      ------------

Management fees from related party                $    --       $     --        $     --        $    300
                                               ----------     ----------       ---------      ----------

Expenses

Research and development:
   Non-cash compensation                          $   (17)      $  3,186        $  5,426        $  8,595
   Other research and development                   7,416          3,500           1,497          14,388
                                               ----------     ----------       ---------      ----------
   Total research and development expenses          7,399          6,686           6,923          22,983
                                               ----------     ----------       ---------      ----------
General and administrative:
   Non-cash compensation                              139          2,668             588           3,395
   Other general and administrative                 4,302          3,232           1,225          10,297
                                               ----------     ----------       ---------      ----------
   Total general and administrative expenses        4,441          5,900           1,813          13,692
                                               ----------     ----------       ---------      ----------
Total operating expenses                           11,840         12,586           8,736          36,675
                                               ----------     ----------       ---------      ----------
Operating loss                                    (11,840)       (12,586)         (8,736)        (36,375)

Interest income                                     2,316          1,368              21           3,709

Interest expense and other bank charges               (85)           (51)           (278)           (587)
                                               ----------     ----------       ---------      ----------
Net loss before income taxes                       (9,609)       (11,269)         (8,993)        (33,253)

Income taxes (Note 9)                                 197            220              10             466
                                               ----------     ----------       ---------      ----------
Net loss                                         $ (9,806)      $(11,489)       $ (9,003)       $(33,719)
                                               ==========     ==========       =========      ==========
Basic and diluted loss per common share          $  (0.50)      $  (0.89)       $  (1.11)       $  (2.96)
                                               ==========     ==========       =========      ==========

Weighted average shares used in
 computing basic and diluted net loss per
 common share                                  19,699,542     12,929,643       8,108,306      11,391,668


   The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Statement of Changes in Stockholders' Equity

--------------------------------------------------------------------------------
(in thousands, except share and per share amounts)


                                                         Series A convertible
                                                            preferred stock                Common stock
                                                       ------------------------      -------------------------
                                                        Shares        Amount          Shares         Amount
                                                       --------    ------------      ---------    ------------

Balance at December 31, 1998                                --     $         --             --    $         --

Changes during the year:
Conversion of convertible notes of
 Partec into stock in Keryx                                 --               --             --              --
Issuance of Series A convertible preferred
 stock to investors at $100 per share for
 cash (net of issuance expenses of $309)                50,000               --*            --              --
Issuance of Series A convertible preferred
 stock at $0.001  par value to  noteholders
 in exchange for note of predecessor                    29,465               --*            --              --
Issuance of common stock to technology
 licensors for technology license                           --               --      1,208,306               1
Compensation in respect of options
 granted to employees, directors and
 consultants                                                --               --             --              --
Warrants for common stock issued to
 technology licensor for technology license                 --               --             --              --
Warrants for common stock issued to
 noteholders in exchange for note of
 predecessor                                                --               --             --              --
Net loss for the year                                       --               --             --              --
                                                       --------    ------------      ---------    ------------
Balance at December 31, 1999                            79,465     $         --*     1,208,306    $          1
                                                       ========    ============      =========    ============


                                                                                      Deficit
                                                                                      accumulated
                                                        Additional                    during the
                                                         paid-in        Unearned      development
                                                         capital      compensation    stage           Total
                                                       ------------   ------------    ------------    ------------

Balance at December 31, 1998                           $  3,181           $    --        $ (3,421)       $ (240)

Changes during the year:
Conversion of convertible notes of
 Partec into stock in Keryx                               2,973                --              --         2,973
Issuance of Series A convertible preferred
 stock to investors at $100 per share for
 cash (net of issuance expenses of $309)                  4,691                --              --         4,691
Issuance of Series A convertible preferred
 stock at $0.001  par value to  noteholders
 in exchange for note of predecessor                         --                --              --            --
Issuance of common stock to technology
 licensors for technology license                            --                --              --             1
Compensation in respect of options
 granted to employees, directors and
 consultants                                              7,555            (2,129)             --         5,426
Warrants for common stock issued to
 technology licensor for technology license                 725              (725)             --            --
Warrants for common stock issued to
 noteholders in exchange for note of
 predecessor                                                588                --              --           588
Net loss for the year                                        --                --          (9,003)       (9,003)
                                                       --------           -------        --------        ------
Balance at December 31, 1999                           $ 19,713           $(2,854)       $(12,424)       $4,436
                                                       ========           =======        ========        ======

*Less than $1 (thousand)


   The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

--------------------------------------------------------------------------------
(in thousands, except share and per share amounts)


                                                         Series A convertible
                                                            preferred stock                   Common stock
                                                      ----------------------------    ---------------------------
                                                         Shares          Amount          Shares         Amount
                                                      ------------    ------------    ------------   ------------
Balance at December 31, 1999                                79,465    $         --*      1,208,306   $          1

Changes during the year:
Issuance of Series A convertible preferred
 stock to investors at $100 per share for
 cash (net of issuance expenses of $271)                    39,180              --*             --             --
Receipt on account of shares issued in
 prior years                                                    --              --       6,900,000              7
Conversion of Series A convertible
 preferred stock to common stock                          (118,645)             --*      6,114,962              6
Issuance of common stock in initial public
 offering, including exercise of overallotment
 (net of issuance expenses of $5,702)                           --              --       5,200,000              5
Exercise of warrants                                            --              --         109,504             --*
Compensation in respect of options
 granted to employees, directors and
 consultants                                                    --              --              --             --
Compensation in respect of warrants for
 common stock issued to technology licensor                     --              --              --             --
Warrants of common stock issued to related
 party as finder's fee in private placement                     --              --              --             --
Net loss                                                        --              --              --             --
                                                      ------------    ------------    ------------   ------------
Balance at December 31, 2000                                    --    $         --*     19,532,772   $         19
                                                      ============    ============    ============   ============


                                                                                      Deficit
                                                                                      accumulated
                                                       Additional                     during the
                                                        paid-in         Unearned      development
                                                        capital       compensation    stage              Total
                                                      ------------    ------------    ------------    -----------

Balance at December 31, 1999                          $     19,713     $    (2,854)   $    (12,424)   $     4,436

Changes during the year:
Issuance of Series A convertible preferred
 stock to investors at $100 per share for
 cash (net of issuance expenses of $271)                     3,647              --              --          3,647
Receipt on account of shares issued in
 prior years                                                    --              --              --              7
Conversion of Series A convertible
 preferred stock to common stock                                (6)             --              --             --
Issuance of common stock in initial public
 offering, including exercise of overallotment
 (net of issuance expenses of $5,702)                       46,293              --              --         46,298
Exercise of warrants                                             1              --              --              1
Compensation in respect of options
 granted to employees, directors and
 consultants                                                 3,734             431              --          4,165
Compensation in respect of warrants for
 common stock issued to technology licensor                  3,070          (1,382)                         1,688
Warrants of common stock issued to related
 party as finder's fee in private placement                    114              --              --            114
Net loss                                                        --              --         (11,489)       (11,489)
                                                      ------------    ------------    ------------    -----------
Balance at December 31, 2000                          $     76,566    $     (3,805)   $    (23,913)   $    48,867
                                                      ============    ============    ============    ===========

*Less than $1 (thousand)

   The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

--------------------------------------------------------------------------------
(in thousands, except share and per share amounts)


                                                          Series A convertible
                                                            preferred stock                   Common stock
                                                      ----------------------------    ---------------------------
                                                         Shares          Amount          Shares         Amount
                                                      ------------    ------------    ------------   ------------

Balance at December 31, 2000                                    --    $         --      19,532,772   $         19

Changes during the year:
Exercise of warrants                                            --              --         137,922            --*
Exercise of options                                             --              --         176,000            --*
Compensation in respect of options
 granted to employees, directors and
 consultants                                                     --             --              --             --
Compensation in respect of warrants for
 common stock issued to technology licensor
Net loss                                                        --              --              --             --
                                                      ------------    ------------    ------------   ------------
Balance at December 31, 2001                                    --    $         --      19,846,694   $         19
                                                      ============    ============    ============   ============


                                                                                         Deficit
                                                                                       accumulated
                                                       Additional                     during the
                                                        paid-in         Unearned      development
                                                        capital       compensation       stage           Total
                                                      ------------    ------------    ------------    ------------

Balance at December 31, 2000                          $     76,566     $    (3,805)   $    (23,913)   $    48,867

Changes during the year:
Exercise of warrants                                            10              --              --             10
Exercise of options                                             23              --              --             23
Compensation in respect of options
 granted to employees, directors and
 consultants                                                (1,514)          1,738              --             18
Compensation in respect of warrants
 for common stock issued to technology licensor             (1,060)            957              --            103

Net loss                                                        --              --          (9,806)        (9,806)
                                                      ------------    ------------    ------------    ------------
Balance at December 31, 2001                          $     74,025    $     (1,110)   $    (33,719)   $    39,215
                                                      ============    ============    ============    ============

*Less than $1 (thousand)

   The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

--------------------------------------------------------------------------------
(in thousands, except share and per share amounts)

                                                        Series A convertible
                                                            preferred stock                   Common stock
                                                      ----------------------------    ---------------------------
                                                         Shares          Amount          Shares         Amount
                                                      ------------    ------------    ------------   ------------

Amounts accumulated during the development stage:

Contributed capital                                             --    $         --              --   $         --
Conversion of convertible notes of Partec
 into stock in Keryx                                            --              --              --             --
Issuance of Series A convertible preferred
 stock to investors at $100 per share for
 cash (net of issuance expenses of $552)                    89,180              --*             --             --
Issuance of Series A convertible preferred
 stock at $0.001 par value to noteholders
 in exchange for note of predecessor                        29,465              --*             --             --
Issuance of common stock to technology
 licensors for technology license                               --              --       1,208,306              1
Receipt on account of shares issued in
 prior years                                                    --              --       6,900,000              7
Conversion of Series A convertible
 preferred stock to common stock                          (118,645)             --*      6,114,962              6
Issuance of common stock in initial public
 offering, including exercise of overallotment
 (net of issuance expenses of $5,702)                           --              --       5,200,000              5
Exercise of warrants                                            --              --         247,426             --*
Exercise of options                                             --              --         176,000             --*
Compensation in respect of options
 granted to employees, directors and consultants                --              --              --             --
Warrants for common stock issued to
 technology licensor                                            --              --              --             --
Warrants of common stock issued to related
 party as finder's fee in private placement                     --              --              --             --
Warrants for common stock issued to
 noteholders in exchange for note of predecessor                --              --              --             --
Net loss                                                        --              --              --             --
                                                      ------------    ------------    ------------   ------------
                                                                --    $         --*     19,846,694   $         19
                                                      ============    ============    ============   ============

                                                                                          Deficit
                                                                                        accumulated
                                                         Additional                     during the
                                                          paid-in         Unearned      development
                                                          capital       compensation       stage            Total
                                                        ------------    ------------    ------------    ------------

Amounts accumulated during the development stage:

Contributed capital                                     $      3,181    $         --    $         --    $      3,181
Conversion of convertible notes of Partec
 into stock in Keryx                                           2,973              --              --           2,973
Issuance of Series A convertible preferred
 stock to investors at $100 per share for
 cash (net of issuance expenses of $552)                       8,338              --              --           8,338
Issuance of Series A convertible preferred
 stock at $0.001 par value to noteholders
 in exchange for note of predecessor                              --              --              --              --
Issuance of common stock to technology
 licensors for technology license                                 --              --              --               1
Receipt on account of shares issued in
 prior years                                                      --              --              --               7
Conversion of Series A convertible
 preferred stock to common stock                                  (6)             --              --              --
Issuance of common stock in initial public
 offering, including exercise of overallotment
 (net of issuance expenses of $5,702)                         46,293              --              --          46,298
Exercise of warrants                                              11              --              --              11
Exercise of options                                               23              --              --              23
Compensation in respect of options
 granted to employees, directors and consultants               8,715             997              --           9,712
Warrants for common stock issued to
 technology licensor                                           3,795          (2,107)             --           1,688
Warrants of common stock issued to related
 party as finder's fee in private placement                      114              --              --             114
Warrants for common stock issued to
 noteholders in exchange for note of predecessor                 588              --              --             588
Net loss                                                          --              --         (33,719)        (33,719)
                                                        ------------    ------------    ------------    ------------
                                                        $     74,025    $     (1,110)   $    (33,719)   $     39,215
                                                        ============    ============    ============    ============

*Less than $1 (thousand)

   The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Consolidated Statements of Cash Flows for the Year Ended December 31
--------------------------------------------------------------------------------
(in thousands)

                                                                                                          Amounts
                                                                                                        accumulated
                                                                                                        during the
                                                                                                        development
                                                           2001            2000            1999            stage
                                                      ------------    ------------    ------------   ------------
Cash flows from operating activities

Net loss                                              $     (9,806)   $    (11,489)   $     (9,003)  $   (33,719)

Adjustments to reconcile cash flows
 used in operating activities:
  Revenues and expenses not involving cash flows:
       Employee stock compensation expense                     335           3,556           4,965          8,856
       Consultants' stock compensation expense                (213)          2,297           1,049          3,134
       Interest on convertible notes
        settled through issuance of
        preferred shares                                        --              --             253            253
       Provision for employee severance obligations            462             187              36            766
       Depreciation and amortization                           250              47              36            373
       Disposal of property, plant and equipment                28              --              --             28
       Exchange rate differences                                62               3              --*            58
  Changes in assets and liabilities:
       (Increase) decrease in other
        receivables and prepaid expenses                      (260)             47            (202)          (460)
       Decrease (increase) in accrued interest
        receivable                                             392            (595)             --           (203)
       (Increase) in deferred tax asset                       (115)             --              --           (115)
       Increase (decrease) in amounts
        due to related party                                    --            (141)            141             --
       Increase (decrease) in other
        payable and accrued expenses                           982             778             (97)         1,897
       Increase in accrued compensation
        and related liabilities                                536              62              16            710
                                                      ------------    ------------    ------------   ------------

Net cash used in operating activities                       (7,347)         (5,248)         (2,806)       (18,422)
                                                      ------------    ------------    ------------   ------------

Cash flows from investing activities

       Purchases of property, plant and equipment           (2,808)           (199)             (2)        (3,245)
       Investment in other assets                             (313)           (366)           (141)        (1,024)
       Purchase of investment securities-
        in respect of employee severance obligations          (155)            (72)            (19)          (291)
       Maturity (purchase) of short-term securities          1,185         (15,494)             --        (14,308)
       Maturity (purchase) of long-term securities          10,104         (10,104)             --             --
                                                      ------------    ------------    ------------   ------------

       Net cash provided by (used in)                 $      8,013    $    (26,235)   $       (162)  $    (18,868)
        investing activities                          ------------    ------------    ------------   ------------


*Less than $1 (thousand)

   The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

--------------------------------------------------------------------------------
(in thousands)

                                                                                                       Amounts
                                                                                                       accumulated
                                                                                                       during the
                                                                                                       development
                                                          2001            2000            1999         stage
                                                      ------------    ------------    ------------    -----------

Cash flows from financing activities
Proceeds from short-term loans                        $         --    $         --    $         --    $       500
Proceeds from long-term loans                                   --              --             125          3,251
Issuance of convertible note, net                               --              --           2,150          2,150
Issuance of preferred shares, net and
 contributed capital                                            --           3,761           4,692          8,453
Receipts on account of shares previously
 issued                                                         --               7              --              7
Proceeds from initial public offering, net                      --          46,298              --         46,298
Proceeds from exercise of options and warrants                  33               1              --             34
                                                      ------------    ------------    ------------    -----------
Net cash provided by financing activities                       33          50,067           6,967         60,693
                                                      ------------    ------------    ------------    -----------
Effect of exchange rate on cash                                (62)             (3)             --*           (58)
                                                      ------------    ------------    ------------    -----------
Net increase in cash and cash equivalents                      637          18,581           3,999         23,345
Cash and cash equivalents at beginning
 of year                                                    22,708           4,127             128             --
                                                      ------------    ------------    ------------    -----------
Cash and cash equivalents at end of
 year                                                 $     23,345    $     22,708    $      4,127    $    23,345
                                                      ============    ============    ============    ===========
Non - cash transactions
Conversion of short-term loans into
 contributed capital                                  $         --    $         --    $         --    $       500
Conversion of long-term loans into
 contributed capital                                            --              --              --          2,681
Conversion of long-term loans into
 convertible notes of Partec                                    --              --             570            570
Conversion of convertible notes of Partec
 and accrued interest into stock in Keryx                       --              --           2,973          2,973
Issuance of warrants to related party
 as finder's fee in private placement                           --             114              --            114
Declaration of stock dividend                                   --               3              --*             3
Conversion of Series A preferred stock to
 common stock                                                   --              --*             --             --
Purchase of property, plant and equipment
 on credit                                                     475              --              --            475
Supplementary disclosures of cash flow
 information
Cash paid for interest                                $          1    $          3    $         14    $       138
Cash paid for income taxes                                     120             118              --            238


*Less than $1 (thousand)

   The accompanying notes are an integral part of the consolidated financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies

     Description of Business

     Keryx Biopharmaceuticals, Inc. (the "Company") is a development stage biotechnology company formed to use data discovered through the mapping of the human genome to generate and develop drug candidates. Keryx was incorporated in Delaware in October 1998 (under the name Paramount Pharmaceuticals, Inc. which was later changed to Lakaro Biopharmaceuticals, Inc. in November 1999, and finally to Keryx Biopharmaceuticals, Inc. in January 2000). The Company commenced activities in November 1999, and since then has operated in one segment of operations, namely the development and commercialization of clinical compounds and core technologies for the life sciences. The Company has not had revenues from its planned principal operations and is dependent upon significant financing to fund the working capital necessary to execute its business development plan. There can be no assurance that the Company will be able to obtain additional financing.

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

     The Company owns a 100% interest in Keryx (Israel) Ltd., incorporated in Israel, and Keryx Securities Corp., a US corporation. The Company also owns a 100% interest in Keryx Biomedical Technologies Ltd., which was incorporated in Israel during 2001. At present, substantially all of the biopharmaceutical research and development activities are in Israel, and therefore, the Company has one geographical segment.

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

     Foreign Currency Translation

     The financial statements of the Israeli subsidiaries have been prepared using the US dollar as the functional currency.

     Transactions in foreign currency (primarily in New Israeli Shekels - "NIS") are recorded at the representative exchange rate as of the transaction date, except for activities relating to balance sheet items, which are recorded at the appropriate exchange rate of the corresponding balance sheet item. Monetary assets and liabilities in foreign currency are stated on the basis of the representative rate of exchange at the balance sheet date. Non-monetary assets and liabilities in foreign currency are stated at historical exchange rates. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as they arise.

     Cash and Cash Equivalents

     The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

     Investment Securities

     Investment securities at December 31, 2001 consist of U.S. government and corporate debt securities. The Company classifies its investment securities as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.

     Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

     A decline in the market value of any held-to-maturity security below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

     Investment in Respect of Employee Severance Obligations

     Investment in respect of employee severance obligations is recorded at its current redemption value.

     Property, plant and equipment

     Property, plant and equipment are stated at historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets at the following annual rates:

                                                                          %
                                                                        -----
     Office furniture and equipment                                      6-15
     Laboratory equipment                                                  20
     Computers, software and related equipment                          20-33

     Leasehold improvements are amortized over the lesser of 10 years or the remaining term of the lease exclusive of renewal options.

     Intangible Assets

     Acquired patents and intangible assets are recorded at cost and are amortized over the remaining useful lives of these assets. The Company continually evaluates whether events and circumstances warrant the recognition of a reduction of carrying amounts.

     Revenue Recognition

     Revenues accumulated during the development stage arose from provision of management services to a related company and were recognized ratably over the period for which the services were provided.

     Research and Development Costs

     Research and development costs are expensed as incurred.

     Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If the likelihood of realizing the deferred tax assets or liability is less than "more likely than not," a valuation allowance is then created.

     Stock - Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, to account for stock option plans for employees and directors. As such, compensation expense would be recorded on the measurement date only if current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" is applied to stock options and warrants granted to other than employees and directors. The Company has adopted the disclosure requirements of SFAS No. 123.

     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

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

     Net Loss Per Share

     Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be anti-dilutive. The common stock equivalent of anti-dilutive securities not included in the computation of net loss per share amounts was 5,730,897 for the year ended December 31, 2001 (5,224,150 in 2000 and 4,095,625 in 1999). The number of shares of common stock outstanding retroactively reflects a stock dividend declared in June 2000 (as described in Note 8). Basic net loss per share has been computed using the number of shares issued by the Company immediately following the commencement of activities in November 1999 as if outstanding for the period of the predecessor company (see Description of Business above).

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

     Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121 and subsequently, SFAS 144 after its adoption.

     We adopted the provisions of SFAS 141 as of July 1, 2001, and SFAS 142 is effective for periods beginning on or after January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized and tested for impairment prior to the full adoption of SFAS 142.

     Upon adoption of SFAS 142, we are required to evaluate our existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS 141 for recognition separate from goodwill. We will be required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with SFAS 142's transitional goodwill impairment evaluation, we are required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and we must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the recognized and unrecognized assets and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of income. We do not expect the adoption of SFAS 141 and SFAS 142 to have a significant impact on our consolidated financial statements.

     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We also record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS 143 on January 1, 2003. We do not believe the adoption of SFAS 143 will have a significant impact on its consolidated financial statements.

     In August, 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We are required to adopt SFAS 144 on January 1, 2002 and do not believe it will have a significant impact on our consolidated financial statements.

Note 2 - Cash and Cash Equivalents (in thousands)

                                                 December 31,       December 31,
                                                     2001              2000
                                                 -----------        -----------
       In or linked to US dollars:

         Money market funds                      $    20,338        $    20,489
         Cash*                                         2,402              2,025
       In Israeli currency                               605                194
                                                 -----------         ----------
                                                 $    23,345        $    22,708
                                                 ===========        ===========

* Of this amount, approximately $243 at December 31, 2001 and $40 at December 31, 2000 is restricted in connection with bank guarantees, as described in
     Note 11.


Note 3 - Investment Securities (in thousands)

     The following tables summarize the Company's investment securities at December 31, 2001 and December 31, 2000 (regarding assumptions used for estimated fair value see note 8):

                                                                   December 31, 2001
                                          -------------------------------------------------------------------
                                                                  Gross             Gross
                                                               unrealized         unrealized       Estimated
                                          Amortized cost      holding gains     holding losses     fair value
                                          --------------      -------------     --------------     ----------
       Short-term investments
       Obligations of domestic
       governmental agencies
       (mature between January
        and June 2002)                    $     3,720            $     3          $    --        $      3,723
       US corporate debt securities
        (mature between
        January and September 2002)            10,588                 51               (7)             10,632
                                           ----------             ------           ------          ----------
                                               14,308                 54               (7)             14,355
                                           ==========             ======           ======          ==========



       Long-term investments                       --                 --               --                  --
                                           ----------             ------           ------          ----------
                                          $        --            $    --          $    --        $         --
                                           ==========             ======           ======          ==========


                                                                   December 31, 2000
                                          -------------------------------------------------------------------
                                                                  Gross             Gross
                                                               unrealized         unrealized       Estimated
                                          Amortized cost      holding gains     holding losses     fair value
                                          --------------      -------------     --------------     ----------

       Short-term investments
       Obligations of domestic
        governmental agencies
        (mature in September 2001)        $     3,496           $     11         $     (2)        $     3,505
       US corporate debt securities
        (mature between
        January and August 2001)               11,997                 31                -              12,028
                                           ----------             ------           ------          ----------
                                               15,493                 42               (2)             15,533
                                           ==========             ======           ======          ==========
       Long-term investments
       Obligations of domestic
        governmental agencies
       (mature between January and
        February 2002)                          2,783                 14               (4)              2,793
       US corporate debt securities
         (mature between
         February and July 2002)                7,321                  8                -               7,329
                                           ----------             ------           ------          ----------
                                          $    10,104           $     22         $     (4)        $    10,122
                                           ==========             ======           ======          ==========

Note 4 - Property, plant and equipment (in thousands)

                                                  December 31,      December 31,
                                                      2001              2000
                                                   -----------       -----------
      Cost

      Office furniture and equipment               $      391        $      162
      Laboratory equipment                                624                27
      Computers, software and related
       equipment                                          305               127
      Leasehold improvements                            2,212                95
                                                   ----------        ----------
                                                        3,532               411
      Accumulated depreciation
       and amortization                                  (194)              (99)
                                                   ----------        ----------
      Net book value                               $    3,338        $      312
                                                   ==========        ==========



Note 5 - Other Assets (in thousands)

                                                  December 31,      December 31,
                                                      2001              2000
                                                   ----------        ----------
      Patents and other intangible assets          $      979        $      711
      Long-term deposits                                   45                --
                                                   ----------        ----------
                                                        1,024               711
      Patent amortization                                 (22)               --
                                                   ----------        ----------
                                                   $    1,002        $      711
                                                   ==========        ==========


Note 6 - Liability in Respect of Employee Severance Obligations (in thousands)

     Under Israeli law, employers are required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, on the basis of the latest monthly salary for each year of service.

     This liability is provided for by payments of premiums to insurance companies under approved plans and by a provision in these financial statements.

     For the year ended December 31, 2001, $462 (2000 - $187 and 1999 - $36) was
     recorded as salary expense in respect of future severance obligations and $155 (2000 - $72) was funded under the severance payment plans and is included in these financial statements as long-term investments.

Note 7 - Stockholders' Equity (in thousands, except share amounts)

     Composition

                                            December 31, 2001                              December 31, 2000
                               --------------------------------------------    -----------------------------------------
                                                               Issued and                                     Issued and
                                Authorized       Issued        fully paid      Authorized       Issued        fully paid
                                ----------     ----------      ----------      -----------   ------------    ------------

       Common stock,
       $0.001 par value
       per share                40,000,000     19,846,694      19,846,694      40,000,000    19,532,772      19,532,772

      "Blank check"
       preferred stock,
       $0.001 par value
       per share                 4,830,000             --              --       4,830,000            --              --




(1) In June 2000, the board of directors declared a 3:2 common stock dividend, which was effective in conjunction with the Company's initial public offering whereby the stockholders received one share of common stock for each two shares of common stock held at July 15, 2000. These financial statements have been prepared to reflect the stock dividend.

(2) The Company completed its initial public offering of 4.6 million shares of its common stock at $10 per share pursuant to a Registration Statement on Form S-1 (Registration no. 333-37402) which was effective on July 28, 2000. Additionally, the underwriters exercised their overallotment option and purchased an additional 600,000 shares of the Company's common stock, at $10 per share, on August 30, 2000. Total proceeds of this offering, including the exercise of the over-allotment option, were approximately $46.3 million, net of underwriting fees and offering expenses of approximately $5.7 million.

     As a result of the offering, all outstanding shares of Series A convertible preferred stock automatically converted into 6,114,962 shares of common stock.

     Stock Option Plans

     In November 1999, the Company adopted a stock option plan (the "1999 plan") pursuant to which the Company's board of directors may grant stock-based awards to directors, consultants and employees. The plan authorizes grants to purchase up to 4,230,000 shares of authorized but unissued common stock at a 1:1 ratio. In June 2000, the Company adopted an additional stock option plan (the "2000 plan") pursuant to which the compensation committee of the Company's board of directors may grant stock-based awards to directors, consultants and employees. The 2000 plan authorizes grants to purchase up to 4,455,000 shares of authorized but unissued common stock at a 1:1 ratio. At December 31, 2001, a total of 5,122,096 (1) stock options have been granted pursuant to the two plans and, in addition, 240,000 options, which are not part of any plan, have been granted. At December 31, 2001, 116,000 options issued to directors and employees and 60,000 options issued to consultants have been exercised. The vesting and exercise terms are as follows:

     To directors and employees:


                                                                                               Weighted      Number of
                   Number of                                                                   Averaged      Outstanding
   Exercise         Options                                                                    Exercise      Options
    Price        Outstanding               Vesting period             Expiration date           Price         Vested
------------    ---------------   -----------------------       ---------------------         --------      ----------

      $0.10       2,096,587              Immediately upon       25 years from date of           $0.10       2,096,587
                                                    grant                       grant

  0.10-0.50       1,678,533       At different dates from       10 years from date of            0.13       1,672,908
  5.00-9.25         887,696                 December 1999                       grant            5.86          15,000
10.00-14.55         280,868              through December                                       11.33         115,410
                                                     2004

     As of December 31, 2001 60,000 options granted in 1999, 30,000 options granted in 2000, and 34,332 options granted in 2001, respectively, have been cancelled and returned to the plans.

(1) Excludes 195,000 options granted in 1999 (of which 135,000 were milestone based), 30,000 options granted in 2000, and 38,332 options granted in 2001 that were cancelled and returned to the plans.

     The Company applies APB Opinion No. 25 in accounting for its options granted to directors and employees. The Company has recorded $335 of compensation expense during 2001 and $13 of compensation expense in regard to these options has been deferred. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                                                                     Amounts
                                                                                                                   accumulated
                                                                    For the year ended December 31                 during the
                                                          -------------------------------------------------        development
        (in thousands, except per share amounts)              2001               2000               1999              stage
                                                          ------------        -----------       -----------       ------------

       Net loss                     As reported           $     (9,806)      $    (11,489)      $    (9,003)      $    (33,719)

                                    Pro forma             $    (12,649)      $    (11,502)      $    (9,049)      $    (36,621)

       Basic and diluted losses
        per common share            As reported                 $(0.50)            $(0.89)           $(1.11)            $(2.96)

                                    Pro forma                   $(0.64)            $(0.89)           $(1.12)            $(3.21)


     The value of these options has been estimated using the Black-Scholes model. The assumptions used in the calculation of the fair value for compensation expense during the year ended December 31, 2001 were a weighted average expected life of 1-3 years, an expected volatility rate of 70-98% and a risk-free interest rate of 2-7%. The assumptions used in the calculation of the fair value for compensation expense during the years ended December 31, 2000 and 1999 were a weighted average expected life of 3 years, an expected volatility rate of 70-75% and a risk-free interest rate of 5-6%.

             To consultants:

                                                                                                Weighted      Number of
                                  Number of                                                     Averaged      Outstanding
                  Exercise         Options                                                      Exercise      Options
                   Price         Outstanding        Vesting period     Expiration date             Price      Vested
             -----------------   -----------    ------------------     ---------------         ---------      ----------

             $        0.10         210,912      Immediately upon       25 years from             $0.10         165,912
                                                                       date of grant

                 6.46-8.80          12,000      At different dates     10 years from              6.85           2,000
                                                from December 1999     date of grant
                                                through April 2002

               10.00-14.55          19,500                             10 years from             11.57          14,500
                                                                       date of grant


     As of December 31, 2001 60,000 options issued to consultants have been exercised. Additionally, 135,000 options granted in 1999 and 4,000 options granted in 2001, respectively, have been cancelled and returned to the plans.

     During 2001, the Company recorded negative $316 in compensation expense with regard to these options based on the fair value at the grant date as determined using the Black-Scholes model under the assumptions stated above. Deferred compensation expense on these options amounted to $153 at December 31, 2001. In accordance with EITF 96-18, the unvested options are revalued at every reporting period over the vesting period in order to determine the compensation expense.

     Warrants

     In November 1999, the board of directors granted warrants to purchase 678,832 shares of common stock to investors and others (not directors or employees). In January 2000, the board of directors granted additional warrants to a related party to purchase 116,090 shares of common stock as a finder's fee in connection with the private placement. The costs of $114 were recorded against proceeds from the private placement. During 2001, the Company recorded $103 in compensation expense related to warrants and at December 31, 2001, $944 of compensation expense in regard to these warrants remains deferred. Compensation expense during the year ended December 31, 2001 with regard to the warrants has been calculated using the Black-Scholes model assuming 0-3 year expected life of the warrants, an expected volatility rate of 78.85% and a risk-free interest rate of 2%. Compensation expense during the years ended December 31, 2000 and 1999 with regard to the warrants was calculated assuming a weighted average expected life of 3-5 years, an expected volatility rate of 70-75% and a risk-free interest rate of 5-6%.

             The terms of the outstanding warrants are as follows:

                                                                                                    Weighted        Number of
                               Number of                                                            Averaged       Outstanding
                Exercise        Warrants                                                            Exercise         Warrants
                  Price       Outstanding        Vesting period           Expiration date            Price            Vested
                --------      -----------    ----------------------  --------------------------     --------       -----------

                $0.0067          72,564      Immediately upon grant  3 years from date of grant      $0.0067           72,564

                   1.94          97,237      Immediately upon grant  10 years from date of grant        1.94           97,237

                 0.0067         375,000      Milestone - based       10 years from date of grant      0.0067               --


     As of December 31, 2001, 247,422 warrants have been exercised and 2,699 warrants were forfeited as part of cashless exercises.

     In accordance with EITF 96-18, the unvested warrants issued to consultants are revalued at every reporting period over the vesting period in order to determine the compensation expense.

Note 8 - Fair Value of Financial Instruments

     The Company's financial instruments at December 31, 2001 and 2000 consisted of cash and cash equivalents, investment securities, accrued interest receivable, other receivables, investment in respect of employee severance benefits, deferred tax asset, accounts payable and accrued expenses, accrued compensation and related liabilities and liability in respect of employee severance obligations. The carrying amounts of all financial instruments other than investment securities approximates their fair value for all years presented. The difference between the carrying value and fair value of investment securities held-to-maturity is set forth in Note 3 above.

     The following methods and assumptions were used to estimate fair value of each class of financial instruments:

     Cash and cash equivalents, accrued interest receivable, other receivables, investment in respect of employee severance benefits, deferred tax asset, accounts payable and accrued expenses, accrued compensation and related liabilities. The carrying amounts approximate fair value because of the relatively short maturity of these instruments.

     Investment securities: The fair values of debt securities
     (held-to-maturity) are based on quoted market prices for these investments at the reporting date.

     Liability in respect of employee severance obligations: The carrying amount reflects the approximate fair value inclusive of future salary adjustments.

Note 9 - Taxes on Income (in thousands, unless otherwise noted)

     At December 31, 2001, for US income tax purposes, the Company had approximately $5.8 million of net operating loss carryforwards from November 1999 through December 31, 2001. Such net operating loss carryforwards begin expiring in 2019.

     Because of the Company's lack of earnings history, the US deferred tax assets have been fully offset by a valuation allowance. Deferred tax assets in the financial statements relate to the Israeli subsidiaries, which have taxable income that is eliminated upon consolidation. The valuation allowance for deferred tax assets was $12.3 million as of December 31, 2001.

     The Israeli subsidiaries are subject to the Income Tax Regulations (Guidelines for Management of the Books and Records of Companies with Foreign Investment and of Certain Partnerships and Determination of Taxable Income), 1986, which state that the Israeli subsidiaries income may be calculated on the basis of their results in dollars. Partec, the predecessor company, was subject to the Israeli Income Tax Law (Inflationary Adjustments), 1985. Under this law, operating results for tax purposes are measured in real terms, in accordance with the changes in the Israeli Consumer Price Index ("Israeli CPI"), and companies are entitled to deduct from their taxable income an "equity preservation deduction" (which partially compensated for the decrease in the value of stockholders' equity resulting from the annual rise in the Israeli CPI).

     In September 2001, one of the Company's Israeli subsidiaries received the status of an "Approved Enterprise" which grants certain tax benefits in accordance with Paragraph 51 of the "Law for the Encouragement of Capital Investments, 1959," in Israel.

     Income arising from the subsidiary's Approved Enterprise is subject to zero tax under the "Alternative Benefit Method" for a period of ten years. In the event of distribution by the subsidiary of a cash dividend out of retained earnings which were tax exempt due to the Approved Enterprise status, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax (to be withheld at source) on the amounts of such distribution received. Should the subsidiary derive income from sources other than the Approved Enterprise during the relevant period of benefits, such income will be taxable at the regular tax rate, currently 36%, in 2001 and thereafter.

     The benefit period under this Approved Enterprise program has not yet commenced. Therefore, the subsidiary incurred income tax expense during the year ended December 31, 2001.

     Under its Approved Enterprise status, the subsidiary must maintain certain conditions and submit periodic reports. Failure to comply with the conditions of the Approved Enterprise status could cause the subsidiary to lose all previously accumulated tax benefits. As of the date of these financial statements the subsidiary's management believes it complies with these conditions, although, as mentioned, no benefits have yet been utilized.

     The tax expense reported in the consolidated financial statements relates to the subsidiaries in Israel and to Partec. Income tax expense attributable to income from continuing operations was $197, $220, and $10 for the years ended December 31, 2001, 2000 and 1999, respectively, and differed from amounts computed by applying the US federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

                                                                                   For the year ended December 31,
                                                                            --------------------------------------------
                                                                                2001            2000            1999
                                                                            ------------    ------------    ------------

             Losses before taxes on income,
              as reported in the consolidated statements of operations       $    (9,609)   $    (11,269)   $     (8,993)
                                                                            ------------    ------------    ------------

      Computed "expected" tax benefit                                        $    (3,363)   $     (3,944)   $     (3,147)

      Increase (decrease) in income taxes resulting from:

      Expected benefit from state & local taxes                                     (913)         (1,673)              --
      Change in the balance of the valuation
       allowance for deferred tax assets
       allocated to income tax expense (1)                                         4,429           5,711           2,207
      Losses of Partec not entitling Keryx to deferred
       tax assets                                                                     --              --             976
      Permanent differences                                                          (70)             --              --
      Effect of foreign operations                                                   114             126             (26)
                                                                            ------------    ------------    ------------

                                                                            $        197    $        220    $         10
                                                                            ============    ============    ============

(1) Deferred tax assets of Partec were lost upon acquisition of operations by Keryx (see Note 1).

      The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows:

                                             For the year ended December 31,
                                      -----------------------------------------
                                          2001           2000           1999
                                      -----------    -----------    -----------
      Deferred tax expense (benefit)  $   ( 4,544)   $    (5,711)   $    (2,207)

      Increase in the valuation
       allowance for deferred tax
       assets                               4,429          5,711          2,207
                                      -----------    -----------    -----------

                                      $      (115)   $        --    $        --
                                      ===========    ===========    ===========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below.

                                                 December 31,       December 31,
                                                    2001 (1)          2000 (1)
                                                 -----------        -----------
      Deferred tax assets:

      Net operating loss                          $    2,589        $     2,558

      Timing differences (primarily
      relating to compensation and
         expenses capitalized for tax)                 9,757              5,359

      Foreign timing differences
      (primarily relating to
       compensation)                                     115                 --
                                                  ----------        -----------
      Total gross deferred assets                     12,461              7,917

      Less valuation allowance                       (12,346)            (7,917)
                                                  ----------        -----------
      Net deferred tax assets                     $      115        $        --
                                                  ==========        ===========

      (1) Deferred tax assets of Partec were lost upon assumption of operation by Keryx (see Note 1).

Note 10 - Commitments and Contingencies (in thousands, unless otherwise noted)

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

     Pursuant to a license with Children's Medical Center Corporation, (CMCC), the Company has the exclusive right to commercialize the KinAce platform and practice the claims contained in one granted patent and ten patent applications owned by them. Unless terminated for breach or other customary termination provisions, the license terminates upon the later of November 2014 or the expiration of the last patent covered by the license.

     The license obligates the Company to meet certain financing and development milestones. To date, the Company has met all of its milestones under this agreement. Should CMCC reasonably believe that the Company failed to meet any of the development milestones that remain to be fulfilled because it did not devote diligent efforts and adequate resources, the license could be terminated, which could materially affect the Company's operations. During 2001, an amendment to the license agreement was signed, whereby the date for meeting one of the milestones was extended to June 2003.

     The Company has undertaken to make milestone payments to its licensors, contingent upon attaining certain goals, of up to approximately $4.0 million. In certain cases, such payments will reduce any royalties to be paid on sales of related products. In the event that the milestones are not achieved, the Company remains obligated to pay one licensor $50 annually thereafter until the licenses expire. As of December 31, 2001, the Company has recorded $400 in license and milestone payments.

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

     Research Agreements. The Company has entered into sponsored research agreements for the development of specific products and/or technologies under which the Company is committed to finance up to $595 of research costs through March 2003.

     Regarding subsequent events, see Note 11.

     Leases

     The Company leases its laboratory and office space under three separate operating lease agreements that expire through 2005. Certain of the facility leases provide the Company with the option to renew its lease for an extended period. Total rental expense approximately $567, $76, and $50 for the years ended December 31, 2001, 2000, and 1999, respectively.

     Future minimum lease commitments as of December 31, 2001 are as follows (in thousands):

                           2002                   $574
                           2003                    491
                           2004                    393
                           2005                    381


     At December 31, 2001 the Company has provided bank guarantees of approximately $243 in connection with its leases.

Note 11 - Subsequent Events

     Yissum: In January 2002, the Company entered into a license agreement with Yissum Research and Development Company of the Hebrew University of Jerusalem ("Yissum"). The agreement provides the Company with an exclusive worldwide license to a novel technology known as Small Integrated Building-blocks ("SIB"), for the conversion of peptides and other existing drugs into small molecules that have the potential for oral delivery. Under this agreement the Company was required to make an upfront payment comprised of cash and the Company's common stock, as well as warrants to purchase the Company's common stock upon the attainment of certain development milestones and royalty payments on income arising from the technology.

     Additionally in January 2002, the Company entered into a research agreement with Yissum to finance the research, which is being and may be carried out and conducted in the Hebrew University and/or any of its branches, related to the SIB technology. Under this agreement, the Company will be required to make periodic sponsored research payments.

     HIVAN: In January 2002, the Company announced that it received approval from the South African Medicines Control Council for the initiation of a Phase II clinical trial of the Company's investigational drug Candidate KRX-101 (Sulodexide) for the treatment of Human Immunodeficiency Virus Associated Nephropathy (HIVAN) in AIDS patients. The Company initiated the clinical trial in March 2002.