Form 10-Q
period 2002-03-31
KERYX BIOPHARMACEUTICALS INC
filed 2002-05-02
CIK 1114220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

As of April 23, 2002, the registrant had outstanding 19,895,185 shares of Common Stock, $0.001 par value.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets............................  1

         Interim Consolidated Statements of Operations..................  2

         Interim Consolidated Statements of Cash Flows..................  3

         Notes to Interim Consolidated Financial Statements.............  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................  7

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk.................................................. 14

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...................... 14

Item 6.  Exhibits and Reports on Form 8-K............................... 15

SIGNATURES.............................................................. 16

ITEM 1.  FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Balance Sheets as of March 31, 2002
and December 31, 2001
--------------------------------------------------------------------------------
(in thousands, except per share amounts)

                                                              March 31   December 31
                                                                2002        2001
                                                            (Unaudited)   (Audited)
                                                            -----------  -----------
Assets

Current assets

Cash and cash equivalents                                    $ 23,895      $ 23,345
Investment securities, held-to-maturity                         9,537        14,308
Accrued interest receivable                                        95           203
Other receivables and prepaid expenses                            337           465
                                                             --------      --------
Total current assets                                           33,864        38,321

Investment in respect of employee
 severance obligations                                            328           291

Property, plant and equipment, net                              3,444         3,338

Deferred tax asset                                                172           115

Other assets (primarily intangible assets), net                 1,069         1,002
                                                             --------      --------

Total assets                                                 $ 38,877      $ 43,067
                                                             ========      ========

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                        $  2,005      $  2,376
Accrued compensation and related liabilities                      452           710
                                                             --------      --------
Total current liabilities                                       2,457         3,086

Liability in respect of employee severance obligations            975           766
                                                             --------      --------

Total liabilities                                               3,432         3,852
                                                             --------      --------

Stockholders' equity

Common stock, $0.001 par value per share (40,000,000 and
 40,000,000 shares authorized, 19,895,185 and 19,846,694
 shares issued and fully paid at March 31, 2002 and
 December 31, 2001, respectively)                                  20            19
Additional paid-in capital                                     73,657        74,025
Unearned compensation                                            (970)       (1,110)
Deficit accumulated during the development stage              (37,262)      (33,719)
                                                             --------      --------
Total stockholders' equity                                     35,445        39,215
                                                             --------      --------
Total liabilities and stockholders' equity                   $ 38,877      $ 43,067
                                                             ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Operations for the Three Months
Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------
(in thousands, except share and per share amounts)

                                                                                  Amounts
                                                   Three months ended           accumulated
                                               ----------------------------     during the
                                                March 31         March 31       development
                                                  2002             2001            stage
                                               (Unaudited)      (Unaudited)     (Unaudited)
                                               -----------     ------------    ------------
Management fees from related party             $         --    $         --    $        300
                                               ------------    ------------    ------------

Expenses

Research and development:
   Non-cash compensation                       $       (580)   $        353    $      8,015
   Other research and development                     2,943           1,678          17,331
                                               ------------    ------------    ------------
   Total research and development expenses            2,363           2,031          25,346
                                               ------------    ------------    ------------
General and administrative:
   Non-cash compensation                                 (6)             48           3,389
   Other general and administrative                   1,310           1,069          11,607
                                               ------------    ------------    ------------
   Total general and administrative expenses          1,304           1,117          14,996
                                               ------------    ------------    ------------
Total operating expenses                              3,667           3,148          40,342
                                               ------------    ------------    ------------
Operating loss                                       (3,667)         (3,148)        (40,042)

Interest income, net                                    174             870           3,296
                                               ------------    ------------    ------------
Net loss before income taxes                         (3,493)         (2,278)        (36,746)

Income taxes                                             50             110             516
                                               ------------    ------------    ------------
Net loss                                       $     (3,543)   $     (2,388)   $    (37,262)
                                               ============    ============    ============
Basic and diluted net loss per common share    $      (0.18)   $      (0.12)   $      (3.16)
                                               ============    ============    ============

Weighted average shares used in
 computing basic and diluted net loss per
 common share                                    19,890,335      19,594,448      11,790,882

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2002 and 2001
--------------------------------------------------------------------------------
(in thousands)

                                                                                    Amounts
                                                                                  accumulated
                                                  Three months ended March 31     during the
                                                 ----------------------------     development
                                                    2002             2001            stage
                                                 (Unaudited)      (Unaudited)     (Unaudited)
                                                 -----------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $(3,543)         $(2,388)         $(37,262)

Adjustments to reconcile cash flows used in
  operating activities:
Revenues and expenses not involving cash flows:
Employee stock compensation expense                     4              138             8,860
Consultants' stock compensation expense              (590)             263             2,544
Issuance of common stock to technology licensor       359               --               359
Interest on convertible notes settled
  through issuance of preferred shares                 --               --               253
Provision for employee severance obligations          210              108               976
Depreciation and amortization                         211               15               584
Disposal of property, plant and equipment               2               --                30
Exchange rate differences                              11               --*               69
Changes in assets and liabilities:
Decrease (increase) in other receivables
  and prepaid expenses                                128              (54)             (332)
Decrease (increase) in accrued interest
  receivable                                          108               57               (95)
Increase in deferred tax asset                        (57)              --              (172)
(Decrease) increase in accounts payable
  and accrued expenses                                (31)             352             1,866
(Decrease) increase in accrued compensation
  and related liabilities                            (258)             152               452
                                                  -------          -------          --------
Net cash used in operating activities              (3,446)          (1,357)          (21,868)
                                                  -------          -------          --------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets, net of disposals          (660)             (98)           (3,905)
Investment in other assets, net                       (67)             (53)           (1,091)
Purchase of investment securities-employee
  severance obligations                               (37)             (29)             (328)
Proceeds from sale and maturity of
  short-term securities                             4,771            1,961            (9,537)
Proceeds from sale and maturity of
  long-term securities                                 --           (4,705)               --
                                                  -------          -------          --------
Net cash provided by (used in)
  investing activities                            $ 4,007          $(2,924)         $(14,861)
                                                  -------          -------          --------

* Amount less than $1 (thousand)

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2002 and 2001 (continued)
--------------------------------------------------------------------------------

                                                                                   Amounts
                                                                                 accumulated
                                                  Three months ended March 31     during the
                                                 ----------------------------     development
                                                    2002             2001            stage
                                                 (Unaudited)      (Unaudited)     (Unaudited)
                                                 -----------     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans                   $     --          $     --         $    500
Proceeds from long-term loans                          --                --            3,251
Issuance of convertible note, net                      --                --            2,150
Issuance of preferred shares, net and
  contributed capital                                  --                --            8,453
Receipts on account of shares previously
  issued                                               --                --                7
Proceeds from initial public offering, net
  of issuance costs                                    --                --           46,298
Proceeds from exercise of warrants and options         --                13               34
                                                  -------          --------         --------
Net cash provided by financing activities              --                13           60,693
                                                  -------          --------         --------
Effect of exchange rate on cash                       (11)               --*             (69)
                                                  -------          --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         550            (4,268)          23,895
Cash and cash equivalents at beginning
  of period                                        23,345            22,708               --
                                                  -------          -------          --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                          $ 23,895          $ 18,440         $ 23,895
                                                 ========          ========         ========
NON-CASH TRANSACTIONS
Conversion of short-term loans into
  contributed capital                            $     --          $     --         $    500
Conversion of long-term loans into
  contributed capital                                  --                --            2,681
Conversion of long-term loans into
  convertible notes of Partec                          --                --              570
Conversion of convertible notes of Partec
  and accrued interest into stock in Keryx             --                --            2,973
Issuance of warrants to related party
  as finder's fee in private placement                 --                --              114
Declaration of stock dividend                          --                --                3
Conversion of Series A preferred stock to
  common stock                                         --                --              --*
Purchase of property, plant and equipment
  on credit                                          (339)               --              136

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid for interest                           $     --*         $     --         $    139
Cash paid for income taxes                             --                48              238

* Amount less than $1 (thousand)

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Notes to the Interim Consolidated Financial Statements of March 31, 2002
--------------------------------------------------------------------------------

NOTE 1 - GENERAL

                              BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

     The Company owns a 100% interest in Keryx (Israel) Ltd., incorporated in Israel, Keryx Biomedical Technologies Ltd., incorporated in Israel, and Keryx Securities Corp., a US corporation organized in Massachusetts. At present, substantially all of the biopharmaceutical research and development activities are in Israel, and therefore, the Company has one geographical segment.

                                 LOSS PER SHARE

     Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share does not reflect the effect of common shares to be issued upon exercise of stock options and warrants, as their inclusion would be anti-dilutive.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121 and subsequently, SFAS 144 after its adoption.

     The Company adopted the provisions of SFAS 141 as of July 1, 2001, and the provisions of SFAS 142 as of January 1, 2002. The adoption of SFAS 141 and SFAS 142 did not have a significant impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS 143 on January 1, 2003. The Company does not believe the adoption of SFAS 143 will have a significant impact on its consolidated financial statements.

     In August, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not have a significant impact on the Company's consolidated financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

     The compensation committee of the Company's board of directors has granted, during the three months ended March 31, 2002, 41,300 options to purchase shares of the Company's common stock to the Company's employees and consultants, pursuant to the Company's 2000 Stock Option Plan, adopted in June 2000. In addition, 39,467 options were forfeited during the three months ended March 31, 2002. The exercise price of the options issued during the three months ended March 31, 2002 ranged between $4.76 and $7.30 per share.

     Additionally, in January 2002, the Company issued unregistered shares of its common stock, and granted 500,000 warrants exercisable for shares of its common stock, to Yissum Research and Development Company of the Hebrew University of Jerusalem in partial consideration for the grant by Yissum of an exclusive license to technology relevant to the Company's core business. The warrants are exercisable in up to four tranches, subject to the achievement of specified research and development milestones.

NOTE 4 - INCOME TAXES

     In September 2001, one of the Company's Israeli subsidiaries received the status of an "Approved Enterprise" which grants certain tax benefits in accordance with Paragraph 51 of the "Law for the Encouragement of Capital Investments, 1959," in Israel.

     Income arising from the subsidiary's Approved Enterprise is subject to zero tax under the "Alternative Benefit Method" for a period of ten years. The subsidiary believes that it has met the requirements for implementation of the benefits under this program.

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

     Under its Approved Enterprise status, the subsidiary must maintain certain conditions and submit periodic reports. Failure to comply with the conditions of the Approved Enterprise status could cause the subsidiary to lose all previously accumulated tax benefits. As the date of these financial statements the subsidiary's management believes it complies with these conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited, consolidated financial statements and the related footnotes thereto, appearing elsewhere in this report. This discussion contains certain forward-looking statements regarding future events with respect to the Company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," "should, "would," "will," "could," or "may," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated in such forward-looking statements, including those factors set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, of which the captioned discussion is expressly incorporated herein by reference. The forward-looking information provided herein represents the Company's estimates as of the date of this Quarterly Report on Form 10-Q. The Company expects that subsequent events and developments may cause these estimates to change. The Company cautions you that while it may elect to update this forward-looking information at some point in the future, it specifically disclaims any obligation to do so.

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

     Stock Compensation. During historical periods we have granted either options or warrants to employees, directors and consultants. In applying SFAS No. 123, we use the Black-Scholes pricing model to calculate the fair market value of our options and warrants. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option or warrant, the closing market price of our stock and the exercise price. For purposes of the calculation, it was assumed that no dividends will be paid during the life of the options and warrants.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

     Revenue. We did not have any revenues for the three months ended March 31, 2002 and March 31, 2001.

     Research and Development Expenses. Research and development expenses increased by $332,000 to $2,363,000 for the three months ended March 31, 2002, as compared to expenses of $2,031,000 for the three months ended March 31, 2001. Net of non-cash compensation, research and development expenses increased by $1,265,000 to $2,943,000. The increase in research and development expenses was due primarily to license payments associated with a technology agreement signed during the quarter, increased personnel and related costs, increased facilities related costs and increased non-manufacturing clinical development costs. These increases were partially offset by a decline in manufacturing expenses associated with KRX-101 clinical trial materials. We expect our research and development costs to continue to increase significantly over the next several years as we expand our research and product development efforts and implement our business strategy. Non-cash compensation expense related to stock option grants and warrant issuances was negative $580,000 for the three months ended March 31, 2002 as compared to $353,000 for the three months ended March 31, 2001. This negative non-cash compensation expense was primarily due to the revaluation of previously issued options to consultants.

     General and Administrative Expenses. General and administrative expenses increased by $187,000 to $1,304,000 for the three months ended March 31, 2002, as compared to expenses of $1,117,000 for the three months ended March 31, 2001. Net of non-cash compensation, general and administrative expenses increased by $241,000 to $1,310,000. The increase in general and administrative expenses was due primarily to increased personnel and management expenses, partially offset by a reduction in outside consulting service costs. We expect our general and administrative expenses to continue to increase over the next several years as we implement our business strategy and commercialize our products. Non-cash compensation expense related to stock option grants was negative $6,000 for the three months ended March 31, 2002 as compared to $48,000 for the three months ended March 31, 2001.

     Interest Income, Net. Interest income, net, decreased by $696,000 to $174,000 for the three months ended March 31, 2002, as compared to income of $870,000 for the three months ended March 31, 2001. The decrease this period resulted from a lower level of invested funds and the general decline in interest rates, when compared to the same period last year.

     Income Taxes. Income tax expense decreased by $60,000 to $50,000 for the three months ended March 31, 2002, as compared to an expense of $110,000 for the three months ended March 31, 2001. The decrease in income tax expense is attributable to the lower income tax rate used for one of our subsidiaries that attained Israeli Approved Enterprise status (see Note 4 above). As of March 31, 2002, we have recorded a deferred tax asset against income taxes for the period then ended. Income tax expense is attributable to taxable income from the continuing operations of our subsidiaries in Israel. This income is eliminated upon consolidation of our financial statements.

     Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

Liquidity and Capital Resources

     We have financed our operations from inception primarily through various private and public financings. As of March 31, 2002, we had received net proceeds of $46.3 million from our initial public offering, and $11.6 million from private placement issuances of common and preferred stock, including $2.9 million raised through the contribution by holders of their notes issued by our predecessor company.

     As of March 31, 2002, we had $33.5 million in cash, cash equivalents, interest receivable and short-term securities, a decrease of $4.4 million from December 31, 2001. Cash used in operating activities for the period ended March 31, 2002 was $3.4 million as compared to $1.4 million for the comparable period ended March 31, 2001. This increase in cash used in operating activities was due primarily to increased expenses associated with the expansion of our business. Net cash provided by investing activities was $4.0 million for the period ended March 31, 2002. Cash provided by investing activities was primarily the result of the maturity of short-term securities, partially offset by capital expenditures.

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

     As of March 31, 2002, we have known contractual obligations, commitments and contingencies of $3,242,000. Of this amount, $1,599,000 relates to research agreements, of which $911,000 is due within the next year, a total of $500,000 is due between one and three years, with the remaining $188,000 due between four and five years. The additional $1,643,000 relates to operating lease obligations, of which $562,000 is due within the next year, a total of $807,000 is due between one and three years, with the remaining $274,000 due between four and five years.

                                                                       Payments Due by Period
                                     ----------------------------------------------------------------------------------------

Contractual Obligations                  Total       Less than 1 Year        1-3 Years        4-5 Years       After 5 Years
-----------------------                  -----       ----------------        ---------        ---------       -------------
Research Agreements                    $1,599,000         $911,000            $500,000         $188,000             --

Operating Leases                       $1,643,000         $562,000            $807,000         $274,000             --

Total Contractual Cash Obligations     $3,242,000       $1,473,000          $1,307,000         $462,000             --

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

     We believe that our $33.5 million in cash, cash equivalents, and short-term securities as of March 31, 2002 will be sufficient to enable us to meet our planned operating needs and capital expenditures until at least mid-2003. Our cash and cash equivalents as of March 31, 2002 are invested in highly liquid investments such as cash, money market accounts, short-term US corporate debt securities, and short-term obligations of domestic governmental agencies. As of March 31, 2002, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout 2002 will continue to be funded from existing cash, cash equivalents, and short-term securities.

     Our forecast of the period of time through which our cash, cash equivalents and short-term securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

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

     Foreign Currency Rate Fluctuations. While our Israeli subsidiaries primarily transact business in New Israel Shekels or NIS, most operating expenses and commitments are linked to the US dollar. As a result, there is currently minimal exposure to foreign currency rate fluctuations. Any foreign currency revenues and expenses are translated using the daily average exchange rates prevailing during the year and any transaction gains and losses are included in net income. In the future, our subsidiaries may enter into NIS-based commitments that may expose us to foreign currency rate fluctuations. We may use hedging instruments, including forward contracts, to minimize any foreign currency rate fluctuation exposure. Any hedging transactions that we enter into may not adequately protect us against currency rate fluctuations and may result in losses to us.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)  Recent Sales of Unregistered Securities

     On January 10, 2002, we issued unregistered shares of our common stock, and warrants exercisable for shares of our common stock, to Yissum Research and Development Company of the Hebrew University of Jerusalem in partial consideration for the grant by Yissum of an exclusive license to technology relevant to our core business. The warrants are exercisable in up to four tranches, subject to our achievement of specified research and development milestones at an exercise price equal to $6.19. No person acted as an underwriter with respect to this transaction. On the basis of representations made by the licensor, we relied on Section 4(2) of the Securities Act of 1933, as amended, for an exemption from the registration requirements of the Securities Act.

     (d)  Use of Proceeds From Registered Securities

     We received net proceeds (after deducting underwriting discounts and commissions and offering expenses) of $46.3 million from the sale of 5,200,000 shares of common stock in our initial public offering in July 2000. As of March 31, 2002, we have used the net proceeds of this offering as follows:

               o approximately $3.7 million to fund clinical development for KRX-101 for diabetic nephropathy;

               o approximately $1.6 million to fund clinical trials development for KRX-123 for hormone-resistant prostate cancer;

               o approximately $8.0 million to fund expansion of our KinAce platform and to further develop the compounds we have generated with it; and

               o approximately $10.1 million to use as working capital and for general corporate purposes.

     We intend to continue using the net proceeds of this offering to fund these ongoing activities, as appropriate. The timing and amounts of our actual expenditures will depend on several factors, including the timing of our entry into collaboration agreements, the progress of our clinical trials, the progress of our research and development programs, the results of other pre-clinical and clinical studies and the timing and costs of regulatory approvals.

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

                                    KERYX BIOPHARMACEUTICALS, INC.


Date:  May 1, 2002                  By: /s/ Robert Gallahue, Jr.

                                    Robert Gallahue, Jr.
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)


                                  EXHIBIT INDEX

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

99.1 Risk Factors - Those statements set forth in pages 19 through 25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 under the caption "Risk Factors" are incorporated herein by reference.