Form 10-Q
period 2002-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2002-08-14
CIK 1114220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by an (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| NO |_|

As of July 30, 2002, the registrant had outstanding 19,907,185 shares of Common Stock, $0.001 par value per share.

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

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk.................................................. 15

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...................... 16

Item 4.  Submission of Matters to a Vote of Security Holders............ 16

Item 5.  Other Information...............................................17

Item 6.  Exhibits and Reports on Form 8-K............................... 17

SIGNATURES.............................................................. 18

ITEM 1.  FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Balance Sheets as of June 30, 2002
and December 31, 2001
-------------------------------------------------------------------------------
(in thousands, except per share amounts)

                                                                June 30          December 31
                                                                  2002               2001
                                                              (Unaudited)         (Audited)
                                                             -------------      -------------
Assets

Current assets

Cash and cash equivalents                                    $      21,074      $      23,345
Investment securities, held-to-maturity                              8,865             14,308
Accrued interest receivable                                            236                203
Other receivables and prepaid expenses                                 239                465
                                                             -------------      -------------
Total current assets                                                30,414             38,321

Investment in respect of employee
 severance obligations                                                 367                291

Property, plant and equipment, net                                   3,428              3,338

Deferred tax asset, net                                                 98                115

Other assets (primarily intangible assets), net                      1,067              1,002
                                                             -------------      -------------

Total assets                                                 $      35,374      $      43,067
                                                             =============      =============

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                        $       1,460      $       2,376
Accrued compensation and related liabilities                           701                710
                                                             -------------      -------------
Total current liabilities                                            2,161              3,086

Liability in respect of employee severance obligations                 944                766
                                                             -------------      -------------

Total liabilities                                                    3,105              3,852
                                                             -------------      -------------

Stockholders' equity

Common stock, $0.001 par value per share (40,000,000 and
 40,000,000 shares authorized, 19,907,185 and 19,846,694
 shares issued and fully paid at June 30, 2002 and
 December 31, 2001, respectively)                                       20                 19
Additional paid-in capital                                          72,262             74,025
Unearned compensation                                                 (340)            (1,110)
Deficit accumulated during the development stage                   (39,673)           (33,719)
                                                             -------------      -------------
Total stockholders' equity                                          32,269             39,215
                                                             -------------      -------------
Total liabilities and stockholders' equity                   $      35,374      $      43,067
                                                             =============      =============

         The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2002 and 2001
-------------------------------------------------------------------------------
(in thousands, except share and per share amounts)

                                                                                                                    Amounts
                                                                                                                Accumulated
                                                                                                                 During the
                                                                                                                Development
                                                     Three months ended              Six months ended                 Stage
                                               ----------------------------    ----------------------------    ------------
                                                    June 30         June 30         June 30         June 30         June 30
                                               ------------    ------------    ------------    ------------    ------------
                                                       2002            2001            2002            2001            2002
                                               ------------    ------------    ------------    ------------    ------------
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                               ------------    ------------    ------------    ------------    ------------
Management fees from related party             $         --    $         --    $         --    $         --            $300
                                               ------------    ------------    ------------    ------------    ------------
Expenses
Research and development:
   Non-cash compensation                               (764)            646          (1,344)            999           7,251
   Other research and development                     2,316           2,066           5,259           3,744          19,647
                                               ------------    ------------    ------------    ------------    ------------
   Total research and development expenses            1,552           2,712           3,915           4,743          26,898
                                               ------------    ------------    ------------    ------------    ------------

General and administrative expenses
   Non-cash compensation                                 (2)             35              (8)             83           3,387
   Other general and administrative                   1,082           1,240           2,392           2,309          12,689
                                               ------------    ------------    ------------    ------------    ------------
   Total general and administrative expenses          1,080           1,275           2,384           2,392          16,076
                                               ------------    ------------    ------------    ------------    ------------
     Total operating expenses                         2,632           3,987           6,299           7,135          42,974
                                               ------------    ------------    ------------    ------------    ------------
Operating loss                                       (2,632)         (3,987)         (6,299)         (7,135)        (42,674)

Interest income, net                                    160             549             334           1,419           3,456
                                               ------------    ------------    ------------    ------------    ------------
Net loss before income taxes                         (2,472)         (3,438)         (5,965)         (5,716)        (39,218)

Income taxes                                            (61)             11             (11)            121             455
                                               ------------    ------------    ------------    ------------    ------------
Net loss                                             (2,411)         (3,449)         (5,954)         (5,837)        (39,673)
                                               ============    ============    ============    ============    ============

Basic and diluted loss per common share              ($0.12)         ($0.17)         ($0.30)         ($0.30)         ($3.26)

Weighted average shares used in computing
basic and diluted net loss per common share      19,897,032      19,721,973      19,893,701      19,659,159      12,158,401

         The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2002 and 2001
-------------------------------------------------------------------------------
(in thousands)

                                                                                       Amounts
                                                                                   accumulated
                                                     Six months ended June 30       during the
                                                  ------------    ------------     development
                                                      2002            2001               stage
                                                  ------------    ------------    ------------
                                                   (Unaudited)     (Unaudited)     (Unaudited)
                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(5,954)        $(5,837)       $(39,673)

Adjustments to reconcile cash flows used in
  operating activities: Revenues and
expenses not involving cash flows:
Employee stock compensation expense                          8             819           8,864
Consultants' stock compensation expense                 (1,360)            264           1,774
Issuance of common stock to technology licensor            359              --             359
Interest on convertible notes settled
  through issuance of preferred shares                      --              --             253
Provision for employee severance obligations               178             218             944
Depreciation and amortization                              431              37             804
Disposal of property, plant and equipment                   50              --              78
Exchange rate differences                                   22              21              80
Changes in assets and liabilities:
Decrease (increase) in other receivables
  and prepaid expenses                                     226            (400)           (234)
(Increase) decrease in accrued interest
  receivable                                               (33)             42            (236)
Decrease (increase) in deferred tax asset, net              17              --             (98)
(Decrease) increase in accounts payable
  and accrued expenses                                    (439)          1,225           1,458
(Decrease) increase in accrued
compensation and related liabilities                        (9)            262             701
                                                  ------------    ------------    ------------
Net cash used in operating activities                   (6,504)         (3,349)        (24,926)
                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets, net of disposals             (1,047)           (851)         (4,292)
Investment in other assets, net                            (66)             11          (1,090)
Purchase of investment securities-employee
  severance obligations                                    (76)            (66)           (367)
Proceeds from sale and maturity of
  (investment in) short-term securities                  5,443           7,246          (8,865)
Investment in long-term securities                          --          (3,974)             --
                                                  ------------    ------------    ------------
Net cash provided by (used in)
  investing activities                                  $4,254          $2,366        $(14,614)
                                                  ------------    ------------    ------------

        The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (continued)
--------------------------------------------------------------------------

                                                                                      Amounts
                                                                                  accumulated
                                                   Six months ended June 30        during the
                                                 ----------------------------     development
                                                     2002            2001               stage
                                                 ------------    ------------    ------------
                                                 (Unaudited)     (Unaudited)     (Unaudited)
                                                 ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans                   $         --    $         --    $        500
Proceeds from long-term loans                              --              --           3,251
Issuance of convertible note, net                          --              --           2,150
Issuance of preferred shares, net and
  contributed capital                                      --              --           8,453
Receipts on account of shares previously
  issued                                                   --              --               7
Proceeds from initial public offering, net
  of issuance costs                                        --              --          46,298
Proceeds from exercise of warrants and options              1              13              35
                                                 ------------    ------------    ------------
Net cash provided by financing activities                   1              13          60,694
                                                 ------------    ------------    ------------
Effect of exchange rate on cash                           (22)            (21)            (80)
                                                 ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          (2,271)           (991)         21,074
Cash and cash equivalents at beginning
  of period                                            23,345          22,708              --
                                                 ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                               $21,074         $21,717         $21,074
                                                 ============    ============    ============
NON-CASH TRANSACTIONS
Conversion of short-term loans into
  contributed capital                            $         --    $         --    $        500
Conversion of long-term loans into
  contributed capital                                      --              --           2,681
Conversion of long-term loans into
  convertible notes of Partec                              --              --             570
Conversion of convertible notes of Partec
  and accrued interest into stock in Keryx                 --              --           2,973
Issuance of warrants to related party
  as finder's fee in private placement                     --              --             114
Declaration of stock dividend                              --              --               3
Conversion of Series A preferred stock to
  common stock                                             --              --              --*
Purchase of property, plant and equipment
  on credit                                              (475)             --              --

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid for interest                           $         --*   $         --*   $        139
Cash paid for income taxes                                 85             120             323

* Amount less than $1 (thousand)

         The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Notes to the Interim Consolidated Financial Statements of June 30, 2002
-------------------------------------------------------------------------------

NOTE 1 - GENERAL

                              BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

      The Company has not had revenues from its planned principal operations and is dependent upon significant financing to fund the working capital necessary to execute its business development plan. There can be no assurance that the Company will be able to obtain additional funding.

      Until November 1999, most of the Company's activities were carried out by Partec Limited, an Israeli corporation formed in December 1996, and its subsidiaries SignalSite Inc. (85% owned) and its subsidiary, SignalSite Israel Ltd. (wholly owned), and Vectagen Inc. (87.25% owned) and its subsidiary, Vectagen Israel Ltd. (wholly owned) (hereinafter collectively referred to as "Partec"). In November 1999, the Company acquired substantially all of the assets and liabilities of Partec and, as of that date, the activities formerly carried out by Partec are now performed by the Company. At the date of the acquisition, Keryx and Partec were entities under common control (the controlling interest owned approximately 79.7% of Keryx and approximately 76% of Partec) and accordingly, the assets and liabilities were recorded at their historical cost basis by means of an "as if" pooling and Partec is being presented as a predecessor company. Consequently, these financial statements include the activities performed in previous periods by Partec by aggregating the relevant historical financial information with the financial statements of the Company as if they had formed a discrete operation under common management for the entire development stage.

      The Company owns a 100% interest in Keryx (Israel) Ltd., incorporated in Israel, Keryx Biomedical Technologies Ltd., incorporated in Israel, and Keryx Securities Corp., a US corporation organized in Massachusetts. At present, substantially all of the biopharmaceutical research and development activities are conducted in Israel, and therefore, the Company has one geographical segment.

                                 LOSS PER SHARE

      Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share does not reflect the effect of common shares to be issued upon exercise of stock options and warrants, as their inclusion would be anti-dilutive.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

      In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). According to SFAS 146, commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. SFAS 146 revises accounting for specified employee and contract terminations that are part of restructuring activities. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, however earlier adoption is encouraged. The Company is presently evaluating the effect that adoption of SFAS 146 will have on its financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

      The compensation committee of the Company's board of directors has granted, during the six months ended June 30, 2002, options to purchase 96,900 shares of the Company's common stock to the Company's employees, directors and consultants, pursuant to the Company's 2000 Stock Option Plan, adopted in June 2000. In addition, options for the purchase of 41,037 shares of the Company's common stock were forfeited during the six months ended June 30, 2002. The exercise price of the options issued during the six months ended June 30, 2002 ranged between $2.62 and $7.30 per share.

      Additionally, in January 2002, the Company issued unregistered shares of its common stock, and granted warrants exercisable for 500,000 shares of its common stock, to Yissum Research and Development Company of the Hebrew University of Jerusalem in partial consideration for the grant by Yissum of an exclusive license to technology relevant to the Company's core business. The warrants vest, in up to four tranches, only upon the achievement of specified research and development milestones.

NOTE 4 - INCOME TAXES

      In September 2001, one of the Company's Israeli subsidiaries received the status of an "Approved Enterprise" which grants certain tax benefits in Israel in accordance with Paragraph 51 of the "Law for the Encouragement of Capital Investments, 1959".

      Because of this "Approved Enterprise" status, income arising from the subsidiary's approved activities is subject to zero tax under the "Alternative Benefit Method" for a period of ten years. In June 2002, the subsidiary received formal temporary notification that it had met the requirements for implementation of the benefits under this program.

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

NOTE 5 - SUBSEQUENT EVENTS

      In August 2002, the Company announced a major strategic reorganization designed to cut costs and extend corporate capital. As part of this program, the Company will focus its efforts on two leading products, KRX-101 and KRX-123, as well as a select group of its most promising opportunities.

      Key components of the reorganization include an approximate 45% reduction in Keryx's work force of 63 employees including senior management, administrative staff, and research personnel who are primarily involved in early stage projects. A 5-10% pay cut will be instituted for all remaining employees, including senior management. The work force reduction affects operations in Israel and the United States.

      As part of its focus on the core indications of Keryx's lead products, the company announced that it is terminating the AIDS-related kidney disease (HIVAN) clinical trial of KRX-101. This trial was recently initiated in South Africa and was experiencing some enrollment difficulties. With respect to the clinical development of KRX-101, the Company will now be concentrating on the much larger potential market for this product, diabetic kidney disease (diabetic nephropathy).

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

      We are a development stage company and have no product sales to date. Our major sources of working capital have been proceeds from various private placements of equity securities and our initial public offering. We have two wholly owned operating subsidiaries, Keryx Biomedical Technologies Ltd. and Keryx (Israel) Ltd., which engage in research and development activities and administrative activities in Israel.

      Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our product candidates. We expense our research and development costs as they are incurred.

      General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, general legal activities and facilities related expenses.

      Our results of operations include non-cash compensation expense as a result of the grants of stock and stock options. Compensation expense for options granted to our employees and directors represents the intrinsic value (the difference between the stock price of the common stock and the exercise price of the options) of the options at the date of grant. We account for stock-based employee and director compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Compensation for options granted to consultants has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and EITF 00-18 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods and Services." APB Opinion No. 25 has been applied in accounting for fixed options to our employees and directors as allowed by SFAS No. 123. The compensation cost is recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statement of operations. We expect to record additional non-cash compensation expense in the future, which may be significant. However, because some of the options issued to consultants either do not vest immediately or vest upon the achievement of certain milestones, the total expense is uncertain.

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

      Accounting For Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our US deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. The deferred tax asset in our financial statements relates to our wholly owned Israeli subsidiaries.

      Stock Compensation. During historical periods we have granted options to employees, directors and consultants, as well as warrants to other third parties. In applying SFAS No. 123, we use the Black-Scholes pricing model to calculate the fair market value of our options and warrants. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option or warrant, the closing market price of our stock and the exercise price. For purposes of the calculation, it was assumed that no dividends will be paid during the life of the options and warrants.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001

      Revenue. We did not have any revenues for the three months ended June 30, 2002 and June 20, 2001.

      Research and Development Expenses. Research and development expenses decreased by $1,160,000 to $1,552,000 for the three months ended June 30, 2002, as compared to expenses of $2,712,000 for the three months ended June 30, 2001. Net of non-cash compensation, research and development expenses increased by $250,000 to $2,316,000 for the three months ended June 30, 2002, as compared to expenses of $2,066,000 for the three months ended June 30, 2001. The increase in research and development expenses was due primarily to increased personnel and related costs, increased facilities related costs and increased non-manufacturing clinical development costs associated with KRX-101.

These increases were partially offset by a decline in pre-clinical materials and testing costs and a decline in manufacturing expenses associated with KRX-101 clinical trial materials. We expect our research and development costs to decrease over the next year as the result of the implementation of cost control measures. However, if we are unable to establish and maintain adequate research and development arrangements with third parties with respect to our future clinical development activities, we may be required to fund all or a substantial portion of our future clinical trial programs, in which case our research and development costs would increase despite the implementation of such cost control measures. Non-cash compensation expense related to stock option grants and warrant issuances was negative $764,000 for the three months ended June 30, 2002 as compared to $646,000 for the three months ended June 30, 2001. This negative non-cash compensation expense was primarily due to the revaluation of previously issued options and warrants to consultants and other third-parties.

      General and Administrative Expenses. General and administrative expenses decreased by $195,000 to $1,080,000 for the three months ended June 30, 2002, as compared to expenses of $1,275,000 for the three months ended June 30, 2001. Net of non-cash compensation, general and administrative expenses decreased by $158,000 to $1,082,000 for the three months ended June 30, 2002, as compared to expenses of $1,240,000 for the three months ended June 30, 2001. The decrease in general and administrative expenses was due primarily to a reduction in outside consulting service costs partially offset by increased personnel and management expenses. We expect our general and administrative expenses to continue to decrease over the next year as the result of the implementation of cost control measures. Non-cash compensation expense related to stock option grants was negative $2,000 for the three months ended June 30, 2002 as compared to $35,000 for the three months ended June 30, 2001.

      Interest Income, Net. Interest income, net, decreased by $389,000 to $160,000 for the three months ended June 30, 2002, as compared to income of $549,000 for the three months ended June 30, 2001. The decrease in this period resulted from a lower level of invested funds and the general decline in market interest rates when compared to the same period last year.

      Income Taxes. Income tax expense decreased by $72,000 to negative $61,000 for the three months ended June 30, 2002, as compared to an expense of $11,000 for the three months ended June 30, 2001. The decrease in income tax expense is attributable to the lower income tax rate used for one of our subsidiaries that attained Israeli Approved Enterprise status (see Note 4 to our unaudited interim consolidated Financial Statements above). In addition, pursuant to receiving formal temporary notification that it met the requirements for implementation of benefits under the Approved Enterprise, the subsidiary reversed a previously recorded income tax liability, resulting in negative income tax expense. As of June 30, 2002, we have recorded a net deferred tax asset against income taxes for the period then ended. Income tax expense is attributable to taxable income from the continuing operations of our subsidiaries in Israel. This income is eliminated upon consolidation of our financial statements.

      Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2001

      Revenue. We did not have any revenues for the six months ended June 30, 2002 and June 20, 2001.

      Research and Development Expenses. Research and development expenses decreased by $828,000 to $3,915,000 for the six months ended June 30, 2002, as compared to expenses of $4,743,000 for the six months ended June 30, 2001. Net of non-cash compensation, research and development expenses increased by $1,515,000 to $5,259,000 for the six months ended June 30, 2002, as compared to expenses of $3,744,000 for the six months ended June 30, 2001. The increase in research and development expenses was due primarily to increased personnel and related costs, increased facilities related costs and increased non-manufacturing clinical development costs associated with KRX-101. These increases were partially offset by a decline in pre-clinical materials and testing costs and a decline in manufacturing expenses associated with KRX-101 clinical trial materials. We expect our research and development costs to decrease over the next year as the result of the implementation of cost control measures. However, if we are unable to establish and maintain adequate research and development arrangements with third parties with respect to our future clinical development activities, we may be required to fund all or a substantial portion of our future clinical trial programs, in which case our research and development costs would increase despite the implementation of such cost control measures. Non-cash compensation expense related to stock option grants and warrant issuances was negative $1,344,000 for the six months ended June 30, 2002 as compared to $999,000 for the six months ended June 30, 2001. This negative non-cash compensation expense was primarily due to the revaluation of previously issued options and warrants to consultants and other third-parties.

      General and Administrative Expenses. General and administrative expenses decreased by $8,000 to $2,384,000 for the six months ended June 30, 2002, as compared to expenses of $2,392,000 for the six months ended June 30, 2001. Net of non-cash compensation, general and administrative expenses increased by $83,000 to $2,392,000 for the six months ended June 30, 2002, as compared to expenses of $2,309,000 for the six months ended June 30, 2001. The increase in general and administrative expenses was due primarily to increased personnel and management expenses, and increased facilities related costs, partially offset by a reduction in outside consulting service costs. We expect our general and administrative expenses to decrease over the next year as the result of the implementation of cost control measures. Non-cash compensation expense related to stock option grants was negative $8,000 for the six months ended June 30, 2002 as compared to $83,000 for the six months ended June 30, 2001.

      Interest Income, Net. Interest income, net, decreased by $1,085,000 to $334,000 for the six months ended June 30, 2002, as compared to income of $1,419,000 for the six months ended June 30, 2001. The decrease in this period resulted from a lower level of invested funds and the general decline in market interest rates when compared to the same period last year.

      Income Taxes. Income tax expense decreased by $132,000 to negative $11,000 for the six months ended June 30, 2002, as compared to an expense of $121,000 for the six months ended June 30, 2001. The decrease in income tax expense is attributable to the lower income tax rate used for one of our subsidiaries that attained Israeli Approved Enterprise status (see Note 4 to our unaudited interim consolidated Financial Statements above). In addition, pursuant to receiving formal temporary notification that it met the requirements for implementation of benefits under the Approved Enterprise, the subsidiary reversed a previously recorded income tax liability, resulting in negative income tax expense. As of June 30, 2002, we have recorded a net deferred tax asset against income taxes for the period then ended. Income tax expense is attributable to taxable income from the continuing operations of our subsidiaries in Israel. This income is eliminated upon consolidation of our financial statements.

      Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations from inception primarily through various private and public financings. As of June 30, 2002, we had received net proceeds of $46.3 million from our initial public offering, and $11.6 million from private placement issuances of common and preferred stock, including $2.9 million raised through the contribution by holders of their notes issued by our predecessor company.

      As of June 30, 2002, we had $30.2 million in cash, cash equivalents, interest receivable and short-term securities, a decrease of $7.7 million from December 31, 2001. Cash used in operating activities for the period ended June 30, 2002 was $6.5 million as compared to $3.3 million for the comparable period ended June 30, 2001. This increase in cash used in operating activities was due primarily to increased expenses associated with the expansion of our business. Net cash provided by investing activities was $4.3 million for the period ended June 30, 2002. Cash provided by investing activities was primarily the result of the maturity of short-term securities, partially offset by capital expenditures.

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

      As of June 30, 2002, we have known contractual obligations, commitments and contingencies of $2,828,000. Of this amount, $1,452,000 relates to research agreements, of which $827,000 is due within the next year, a total of $500,000 is due between one and three years, with the remaining $125,000 due between four and five years. The additional $1,376,000 relates to operating lease obligations, of which $461,000 is due within the next year, a total of $731,000 is due between one and three years, with the remaining $184,000 due between four and five years.

------------------------------------------------------------------------------------------------------------------------------
                                                                       Payments Due by Period
------------------------------------------------------------------------------------------------------------------------------
Contractual Obligations                  Total       Less than 1 Year       1-3 Years         4-5 Years      After 5 Years
------------------------------------------------------------------------------------------------------------------------------
Research Agreements                    $1,452,000         $827,000            $500,000         $125,000             --
------------------------------------------------------------------------------------------------------------------------------
Operating Leases                       $1,376,000         $461,000            $731,000         $184,000             --
------------------------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations     $2,828,000       $1,288,000          $1,231,000         $309,000             --
------------------------------------------------------------------------------------------------------------------------------

      Additionally, we have undertaken to make contingent milestone payments to certain of our licensors of up to approximately $4.0 million. In certain cases, such payments will reduce any royalties due on sales of related products. In the event that the milestones are not achieved, we remain obligated to pay one licensor $50,000 annually until the license expires.

      We believe that our $30.2 million in cash, cash equivalents, and short-term securities as of June 30, 2002 will be sufficient to enable us to meet our planned operating needs and capital expenditures until at least early 2004. Our cash and cash equivalents as of June 30, 2002 are invested in highly liquid investments such as cash, money market accounts, short-term US corporate debt securities, and short-term obligations of domestic governmental agencies. As of June 30, 2002, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout 2002 will continue to be funded from existing cash, cash equivalents, and short-term securities.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (d) Use of Proceeds From Registered Securities

      We received net proceeds (after deducting underwriting discounts and commissions and offering expenses) of $46.3 million from the sale of 5,200,000 shares of common stock in our initial public offering in July 2000. As of June 30, 2002, we have used the net proceeds of this offering as follows:

            o approximately $4.2 million to fund clinical development for KRX-101 for diabetic nephropathy and other indications;

            o approximately $2.1 million to fund clinical development for KRX-123 for hormone-resistant prostate cancer;

            o approximately $9.2 million to fund expansion of our KinAce platform and to further develop the compounds we have generated with it; and

            o approximately $11.3 million to use as working capital and for general corporate purposes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our annual meeting of stockholders on May 23, 2002. At the meeting, Benjamin Corn, M.D., Malcolm Hoenlein, Peter Kash, Morris Laster, M.D., Mark Rachesky, M.D., Lindsay Rosenwald, M.D., Wayne Rothbaum and J. Wilson Totten, M.D. were reelected to our board of directors. The vote with respect to each nominee is as set forth below:

Nominee                                       Total Vote               Total Vote Withheld         Total Vote Against
-------                                       ----------               -------------------         ------------------
                                                  For
                                                  ---
Benjamin Corn, M.D.                            12,996,986                     3,700                        --
Malcolm Hoenlein                               12,996,986                     3,700                        --
Peter Kash                                     12,996,986                     3,700                        --
Morris Laster, M.D.                            12,996,986                     3,700                        --
Mark Rachesky, M.D.                            12,996,986                     3,700                        --
Lindsay Rosenwald, M.D.                        12,996,986                     3,700                        --
Wayne Rothbaum, M.D.                           12,996,986                     3,700                        --
J. Wilson Totten, M.D.                         12,996,986                     3,700                        --

ITEM 5. OTHER INFORMATION

      In August 2002, the Company announced a major strategic reorganization designed to cut costs and extend corporate capital. As part of this program, the Company will focus its efforts on two leading products, KRX-101 and KRX-123, as well as a select group of its most promising opportunities.

      Key components of the reorganization include an approximate 45% reduction in Keryx's work force of 63 employees including senior management, administrative staff, and research personnel who are primarily involved in early stage projects. A 5-10% pay cut will be instituted for all remaining employees, including senior management. The work force reduction affects operations in Israel and the United States.

      As part of the reorganization, the Company terminated the employment of Robert Gallahue, the Company's Chief Financial Officer and Treasurer. Ira Weinstein, the Company's current Chief Operating Officer and previous Chief Financial Officer, has been appointed by the Company's Board of Directors to replace Mr. Gallahue as the Company's interim Chief Financial Officer & Treasurer.

      As part of its focus on the core indications of Keryx's lead products, the company announced that it is terminating the AIDS-related kidney disease (HIVAN) clinical trial of KRX-101. This trial was recently initiated in South Africa and was experiencing some enrollment difficulties. With respect to the clinical development of KRX-101, the Company will now be concentrating on the much larger potential market for this product, diabetic kidney disease (diabetic nephropathy).

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

                                     KERYX BIOPHARMACEUTICALS, INC.


Date: August 14, 2002                By: /s/ Ira Weinstein

                                     Ira Weinstein
                                     Interim Chief Financial Officer & Treasurer

                     STATEMENT PURSUANT TO 18 U.S.C. ss.1350

      Pursuant to 18 U.S.C. ss.1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Keryx Biopharmaceuticals, Inc.


                                    /s/ Benjamin Corn
                                    -------------------------------------------
Dated: August 14, 2002              Benjamin Corn, M.D.
                                    Chief Executive Officer


                                    /s/ Ira Weinstein
                                    -------------------------------------------
Dated: August 14, 2002              Ira Weinstein
                                    Interim Chief Financial Officer & Treasurer

                                  EXHIBIT INDEX

      The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1 Employment Agreement between Morris Laster, M.D., and Keryx
Biopharmaceuticals, Inc., dated as of November 26, 2001.

10.2 Amended Employment Agreement between Morris Laster, M.D., and Keryx (Israel) Ltd., dated as of November 26, 2001.

99.1 Risk Factors - Those statements set forth in pages 19 through 25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 under the caption "Risk Factors" are incorporated herein by reference.