Form 10-Q/A
period 2002-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2002-08-21
CIK 1114220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                          AMENDMENT NO. 1 TO FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by an (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ NO / /

As of July 30, 2002, the registrant had outstanding 19,907,185 shares of Common Stock, $0.001 par value per share.

         This Amendment No. 1 on Form 10-Q/A to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 is being filed to reflect a correction to the registrant's statement of its future operating needs and cash expenditures. Paragraph 6 of "Liquidity and Capital Resources" contained in Item 2 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 is hereby amended and restated in its entirety as follows:

         We believe that our $30.2 million in cash, cash equivalents, and short-term securities as of June 30, 2002 will be sufficient to enable us to meet our planned operating needs and capital expenditures until at least early 2005. Our cash and cash equivalents as of June 30, 2002 are invested in highly liquid investments such as cash, money market accounts, short-term US corporate debt securities, and short-term obligations of domestic governmental agencies. As of June 30, 2002, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout 2002 will continue to be funded from existing cash, cash equivalents, and short-term securities.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               KERYX BIOPHARMACEUTICALS, INC.


Date:  August 21, 2002         By:  /s/ Ira Weinstein
                                    -------------------------------------------
                                    Ira Weinstein
                                    Interim Chief Financial Officer & Treasurer


                  STATEMENT PURSUANT TO 18 U.S.C. SECTION 1350

         Pursuant to 18 U.S.C. Section 1350, each of the undersigned certifies that this Form 10-Q/A for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Keryx Biopharmaceuticals, Inc.

                                    /s/ Benjamin Corn
                                    -------------------------------------------
Date:  August 21, 2002              Benjamin Corn, M.D.
                                    Chief Executive Officer

                                    /s/ Ira Weinstein
                                    -------------------------------------------
Date:  August 21, 2002              Ira Weinstein
                                    Interim Chief Financial Officer & Treasurer