Form 10-Q
period 2002-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2002-11-12
CIK 1114220

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

As of November 5, 2002, the registrant had outstanding 19,907,185 shares of Common Stock, $0.001 par value per share.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets............................  1

         Interim Consolidated Statements of Operations..................  2

         Interim Consolidated Statements of Cash Flows..................  3

         Notes to Interim Consolidated Financial Statements.............  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................  8

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk.................................................. 17

Item 4.  Controls and Procedures........................................ 17

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...................... 18

Item 5.  Other Information...............................................18

Item 6.  Exhibits and Reports on Form 8-K............................... 18

SIGNATURES.............................................................. 19

CERTIFICATIONS.......................................................... 19

ITEM 1.  FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Balance Sheets as of September 30, 2002
and December 31, 2001
-------------------------------------------------------------------------------
(in thousands, except share amounts)

                                                            September 30      December 31
                                                               2002              2001
                                                            (Unaudited)        (Audited)
                                                            -----------        ---------
Assets

Current assets

Cash and cash equivalents                                     $ 15,920       $ 23,345
Investment securities, held-to-maturity                         10,750         14,308
Accrued interest receivable                                        145            203
Other receivables and prepaid expenses                             402            465
                                                              --------       --------
Total current assets                                            27,217         38,321

Investment in respect of employee
 severance obligations                                             350            291

Property, plant and equipment, net                               3,258          3,338

Deferred tax asset, net                                             84            115

Other assets (primarily intangible assets), net                  1,103          1,002
                                                              --------       --------

Total assets                                                  $ 32,012       $ 43,067
                                                              ========       ========

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                         $  1,329       $  2,376
Accrued compensation and related liabilities                       727            710
                                                              --------       --------
Total current liabilities                                        2,056          3,086

Liability in respect of employee severance obligations             912            766
                                                              --------       --------

Total liabilities                                                2,968          3,852
                                                              --------       --------
Stockholders' equity

Common stock, $0.001 par value per share (40,000,000 and
40,000,000 shares authorized, 19,907,185 and 19,846,694
shares issued and fully paid at September 30, 2002 and
 December 31, 2001, respectively)                                   20             19
Additional paid-in capital                                      71,931         74,025
Unearned compensation                                             (202)        (1,110)
Deficit accumulated during the development stage               (42,705)       (33,719)
                                                              --------       --------
Total stockholders' equity                                      29,044         39,215
                                                              --------       --------
Total liabilities and stockholders' equity                    $ 32,012       $ 43,067
                                                              ========       ========

     The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2002 and 2001
-------------------------------------------------------------------------------
(in thousands, except share and per share amounts)

                                                                                                                            Amounts
                                                                                                                        Accumulated
                                                                                                                         During the
                                                                                                                        Development
                                                           Three months ended                Nine months ended                Stage
                                                       ----------------------------    ----------------------------    ------------
                                                       September 30    September 30    September 30    September 30    September 30
                                                       ------------    ------------    ------------    ------------    ------------
                                                               2002            2001            2002            2001            2002
                                                       ------------    ------------    ------------    ------------    ------------
                                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                       ------------    ------------    ------------    ------------    ------------
Management fees from related party                     $         --    $         --    $         --    $         --    $        300
                                                       ------------    ------------    ------------    ------------    ------------
Expenses
Research and development:
   Non-cash compensation                                       (195)         (1,285)         (1,539)           (286)          7,056
   Other research and development                             2,306           2,009           7,565           5,753          21,953
                                                       ------------    ------------    ------------    ------------    ------------
   Total research and development expenses                    2,111             724           6,026           5,467          29,009
                                                       ------------    ------------    ------------    ------------    ------------

General and administrative:
   Non-cash compensation                                          2              23              (6)            106           3,389
   Other general and administrative                             952           1,085           3,344           3,394          13,641
                                                       ------------    ------------    ------------    ------------    ------------
   Total general and administrative expenses                    954           1,108           3,338           3,500          17,030
                                                       ------------    ------------    ------------    ------------    ------------
     Total operating expenses                                 3,065           1,832           9,364           8,967          46,039
                                                       ------------    ------------    ------------    ------------    ------------
Operating loss                                               (3,065)         (1,832)         (9,364)         (8,967)        (45,739)

Interest income, net                                             69             581             403           2,000           3,525
                                                       ------------    ------------    ------------    ------------    ------------
Net loss before income taxes                                 (2,996)         (1,251)         (8,961)         (6,967)        (42,214)

Income taxes                                                     36              59              25             180             491
                                                       ------------    ------------    ------------    ------------    ------------
Net loss                                                     (3,032)         (1,310)         (8,986)         (7,147)        (42,705)
                                                       ============    ============    ============    ============    ============

Basic and diluted loss per common share                      ($0.15)         ($0.07)         ($0.45)         ($0.36)         ($3.42)

Weighted average shares used in computing
basic and diluted net loss per common share              19,907,185      19,734,224      19,898,246      19,684,458      12,498,045

     The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001
-------------------------------------------------------------------------------
(in thousands)

                                                                                   Amounts
                                                                               accumulated
                                             Nine months ended September 30     during the
                                              ------------    ------------     development
                                                  2002            2001               stage
                                              ------------    ------------    ------------
                                               (Unaudited)    (Unaudited)     (Unaudited)
                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $ (8,986)     $ (7,147)        $(42,705)

Adjustments to reconcile cash flows used in
  operating activities:
Revenues and expenses not involving cash flows:
Employee stock compensation expense                     10           325            8,866
Consultants' stock compensation
  expense (negative expense)                        (1,555)         (505)           1,579
Issuance of common stock to technology licensor        359            --              359
Interest on convertible notes settled
  through issuance of preferred shares                  --            --              253
Provision for employee severance obligations           146           337              912
Depreciation and amortization                          662            64            1,035
Disposal of property, plant and equipment               51            --               79
Exchange rate differences                               34            41               92
Changes in assets and liabilities:
Decrease (increase) in other receivables
  and prepaid expenses                                  63          (172)            (397)
Decrease (increase) in accrued interest
  receivable                                            58           479             (145)
Decrease (increase) in deferred tax asset, net          31            --              (84)
(Decrease) increase in accounts payable
  and accrued expenses                                (656)        1,512            1,241
Increase in accrued compensation and
  related liabilities                                   17           316              727
                                                  ---------     ---------        ---------
Net cash used in operating activities               (9,766)       (4,750)         (28,188)
                                                  ---------     ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets, net of disposals         (1,024)       (1,750)          (4,269)
Investment in other assets, net                       (101)          (80)          (1,125)
Purchase of investment securities-employee
  severance obligations                                (59)         (105)            (350)
Proceeds from sale and maturity of
  (investment in) short-term securities              3,558        14,741          (10,750)
Proceeds from sale and maturity of
  long-term securities                                  --         4,813               --
                                                  ---------      --------        ---------
Net cash provided by (used in)
  investing activities                            $  2,374       $17,619         $(16,494)
                                                  ---------      --------        ---------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (continued)
--------------------------------------------------------------------------------
(in thousands)

                                                                                     Amounts
                                                                                 accumulated
                                               Nine months ended September 30     during the
                                               ------------     ------------     development
                                                   2002             2001               stage
                                               ------------     ------------    ------------
                                               (Unaudited)      (Unaudited)      (Unaudited)
                                               ------------     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans                   $       --       $      --       $     500
Proceeds from long-term loans                            --              --           3,251
Issuance of convertible note, net                        --              --           2,150
Issuance of preferred shares, net and
  contributed capital                                    --              --           8,453
Receipts on account of shares previously
  issued                                                 --              --               7
Proceeds from initial public offering, net
  of issuance costs                                      --              --          46,298
Proceeds from exercise of warrants and options            1              13              35
                                                  ---------       ---------        --------
Net cash provided by financing activities                 1              13          60,694
                                                  ---------       ---------        --------
Effect of exchange rate on cash                         (34)            (41)            (92)
                                                  ---------       ---------        --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        (7,425)         12,841          15,920
Cash and cash equivalents at beginning
  of period                                          23,345          22,708              --
                                                  ---------    ------------        --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                          $   15,920        $ 35,549        $ 15,920
                                                  =========    ============        ========
NON-CASH TRANSACTIONS
Conversion of short-term loans into
  contributed capital                            $       --        $     --        $    500
Conversion of long-term loans into
  contributed capital                                    --              --           2,681
Conversion of long-term loans into
  convertible notes of Partec                            --              --             570
Conversion of convertible notes of Partec
  and accrued interest into stock in Keryx               --              --           2,973
Issuance of warrants to related party
  as finder's fee in private placement                   --              --             114
Declaration of stock dividend                            --              --               3
Conversion of Series A preferred stock to
  common stock                                           --              --              *
Purchase of property, plant and equipment
  on credit                                              84              --              84

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid for interest                           $       *         $     *         $    139
Cash paid for income taxes                              111             120             350

* Amount less than $1,000

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Notes to the Interim Consolidated Financial Statements of September 30, 2002
-------------------------------------------------------------------------------

NOTE 1 - GENERAL

                              BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

      In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). According to SFAS 146, commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. SFAS 146 revises accounting for specified employee and contract terminations that are part of restructuring activities. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, however earlier adoption is encouraged. The Company believes that the adoption of SFAS 146 will not have a significant impact on the Company's consolidated financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

      The compensation committee of the Company's board of directors has granted, during the nine months ended September 30, 2002, options to purchase 144,900 shares of the Company's common stock to the Company's employees, directors and consultants, pursuant to the Company's 2000 Stock Option Plan, adopted in June 2000. In addition, options for the purchase of 185,195 shares of the Company's common stock were forfeited during the nine months ended September 30, 2002. The exercise price of the options issued during the nine months ended September 30, 2002 ranged between $1.35 and $7.30 per share.

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

      In the event of distribution by the subsidiary of a cash dividend out of retained earnings which were tax exempt due to the Approved Enterprise status, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax (to be withheld at source) on the amounts of such distribution received. Should the subsidiary derive income from sources other than the Approved Enterprise during the relevant period of benefits, such income will be taxable at the tax rate in effect at that time (currently 36%).

      Under its Approved Enterprise status, the subsidiary must maintain certain conditions and submit periodic reports. Failure to comply with the conditions of the Approved Enterprise status could cause the subsidiary to lose all previously accumulated tax benefits. As the date of these financial statements the subsidiary's management believes it complies with these conditions.

NOTE 5 - RESTRUCTURING

      In August 2002, the Company initiated a major strategic reorganization designed to cut costs, extend corporate capital and to focus its efforts on its two leading products, KRX-101 for the treatment of diabetic nephropathy and KRX-123 for the treatment of hormone resistant prostate cancer, as well as a select group of its most promising opportunities. The reorganization included a 26 person, or approximate 41%, reduction in the Company's work force, including senior management, administrative staff, and research personnel primarily involved in early stage projects. The Company also instituted a 5-10% pay cut for all remaining employees, including senior management. As part of its focus on the core indications of its lead products, the Company also announced that it had terminated the AIDS-related kidney disease (HIVAN) clinical trial of KRX-101.

      Through September 30, 2002, the Company had expensed a total of approximately $172,000 for severance benefits for employees terminated under the Company's restructuring plan. For the three months ended September 30, 2002, the Company took a charge of approximately $83,000, approximately $78,000 of which was included in general & administrative expenses and approximately $5,000 of which was included in research & development expenses. The remaining amount of approximately $89,000 had been expensed in prior periods as part of the Company's ongoing accrual for employee severance benefits in accordance with Israeli law.

      As of September 30, 2002, 21 employees have been terminated under the Company's restructuring plan and approximately $73,000 of severance benefits have been paid.

      As of September 30, 2002, approximately $99,000 is included in accrued compensation and related liabilities of which approximately $89,000 was formerly included in liability in respect of employee severance obligations and was reclassified. With respect to this liability, the Company had previously funded approximately $69,000, and at September 30, 2002 the Company has reclassified that amount, which was formerly included in investment in respect of employee severance obligations, to current assets.

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

      Our results of operations include non-cash compensation expense as a result of the grants of stock and stock options. Compensation expense for options granted to our employees and directors represents the intrinsic value (the difference between the stock price of the common stock and the exercise price of the options) of the options at the date of grant. We account for stock-based employee and director compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock

Issued to Employees," and FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Compensation for options granted to consultants has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and EITF 00-18 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods and Services." The compensation cost is recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statement of operations. We expect to record additional non-cash compensation expense in the future, which may be significant. However, because some of the options issued to consultants either do not vest immediately or vest upon the achievement of certain milestones, the total expense is uncertain.

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

      Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. These estimates are subject to an inherent degree of uncertainty. For a detailed discussion of the application of these and other accounting policies, please see
Note 1 in the Notes to our Consolidated Financial Statements as at December 31, 2001. Our critical accounting policies include the following:

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

      Accounting For Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our US deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. The deferred tax asset in our financial statements relates to our wholly owned Israeli subsidiaries. These subsidiaries continue to generate taxable income in respect of services provided within the group, and therefore we believe that the deferred tax asset relating to the Israeli subsidiaries will be realized. It should be noted that as the income is derived from companies within the consolidated group, it is eliminated upon consolidation.

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

THIRD QUARTER 2002 AND OTHER RECENT HIGHLIGHTS

      o In August 2002, we initiated a major strategic reorganization designed to cut costs, extend corporate capital and to focus our efforts on our two leading products, KRX-101 for the treatment of diabetic nephropathy and KRX-123 for the treatment of hormone resistant prostate cancer, as well as a select group of our most promising opportunities. The reorganization included a 26 person, or 41%, reduction in our work force, including senior management, administrative staff, and research personnel primarily involved in early stage projects. We also instituted a 5-10% pay cut for all remaining employees, including senior management. As part of our focus on the core indications of our lead products, we also announced that we had terminated the AIDS-related kidney disease (HIVAN) clinical trial of KRX-101.

            Through September 30, 2002, we had expensed a total of $172,000 for severance benefits for employees terminated under our restructuring plan. For the three months ended September 30, 2002, we took a charge of $83,000, $78,000 of which was included in general & administrative expenses and $5,000 of which was included in research & development expenses. The remaining amount of $89,000 had been expensed in prior periods as part of our ongoing accrual for employee severance benefits in accordance with Israeli law.

            As of September 30, 2002, 21 employees have been terminated under our restructuring plan and $73,000 of severance benefits have been paid.

            As of September 30, 2002, $99,000 is included in accrued compensation and related liabilities of which $89,000 was formerly included in liability in respect of employee severance obligations and was reclassified. With respect to this liability, we had previously funded approximately $69,000, and at September 30, 2002 we reclassified that amount, which was formerly included in investment in respect of employee severance obligations, to current assets.

      o We announced in August 2002 that we contracted with the PolyPeptide Laboratories Group for the scaled up production of KRX-123, our peptide drug candidate for the treatment of hormone refractory prostate cancer. KRX-123 will be synthesized in accordance with Good Manufacturing Practices, which is the standard for manufacturing drug candidates to be used in human clinical trials.

      o We announced in September 2002 that, following successful pre-Phase 3 meetings with the U.S. Food and Drug Administration, we had filed a protocol for our Phase 3 trial to advance KRX-101 (Sulodexide), a novel treatment for diabetic nephropathy, into a Phase 3 clinical trial.

      o We announced in October 2002 that we licensed the worldwide rights for the manufacturing process of KRX-101 (Sulodexide), our Fast Track Phase 3 drug candidate, from Opocrin, S.p.A., a private drug manufacturer. This license grants us and our potential partners greater control and flexibility in its manufacture of the KRX-101 drug substance. We also received from Alfa Wasserman, S.p.A., authorization to negotiate European and other territorial rights for KRX-101 on its behalf. This effectively means that we are in a position to offer a worldwide licensing agreement to prospective pharmaceutical partners for the Phase III development and commercialization of KRX-101 for diabetic nephropathy.

      o In October 2002, Dr. Francis J.T. Fildes joined our Board of Directors. Dr. Fildes has been in the pharmaceutical industry for over 30 years and has served as Senior Vice President and Head of Global Development for AstraZeneca PLC since 1999. Dr. Fildes was appointed to fill the seat that was vacated by J. Wilson Totten.

      o We announced in November 2002 that Prof. Rony Seger, who had served Keryx since October 2001 as Chief Scientific Officer during his one-year sabbatical leave from the Weizmann Institute, will be returning to the institute to fulfill his contractual obligations. Because Weizmann Institute regulations prohibit active tenured professors serving as officers of commercial corporations, Prof. Seger will continue his activities with Keryx as a Senior Scientific Advisor, playing an important role in the research and development efforts of the Company, but will no longer hold the title of Chief Scientific Officer.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

      Revenue. We did not have any revenues for the three months ended September 30, 2002 and September 30, 2001.

      Research and Development Expenses. Research and development expenses increased by $1,387,000 to $2,111,000 for the three months ended September 30, 2002, as compared to expenses of $724,000 for the three months ended September 30, 2001. Net of non-cash compensation, research and development expenses increased by $297,000 to $2,306,000 for the three months ended September 30, 2002, as compared to expenses of $2,009,000 for the three months ended September 30, 2001. The increase in research and development expenses was due primarily to increased personnel and related costs, increased facilities related costs, increased non-manufacturing clinical development costs associated with KRX-101, and increased licensing costs for the in-licensing of the worldwide rights for the manufacturing process of KRX-101. These increases were partially offset by a decline in manufacturing expenses associated with the KRX-101 clinical trial materials.

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

      Non-cash compensation expense related to stock option grants and warrant issuances was negative $195,000 for the three months ended September 30, 2002 as compared to negative $1,285,000 for the three months ended September 30, 2001. This negative non-cash compensation expense was primarily due to the revaluation of previously issued options and warrants to consultants and other third-parties.

      General and Administrative Expenses. General and administrative expenses decreased by $154,000 to $954,000 for the three months ended September 30, 2002, as compared to expenses of $1,108,000 for the three months ended September 30, 2001. Net of non-cash compensation, general and administrative expenses decreased by $133,000 to $952,000 for the three months ended September 30, 2002, as compared to expenses of $1,085,000 for the three months ended September 30, 2001. The decrease in general and administrative expenses was due primarily to a reduction in outside consulting service costs partially offset by increased personnel, management and severance expenses. We expect our general and administrative expenses to continue to decrease over the next year as the result of the implementation of cost control measures. Non-cash compensation expense related to stock option grants was $2,000 for the three months ended September 30, 2002 as compared to $23,000 for the three months ended September 30, 2001.

      Interest Income, Net. Interest income, net, decreased by $512,000 to $69,000 for the three months ended September 30, 2002, as compared to income of $581,000 for the three months ended September 30, 2001. The decrease in this period resulted from a lower level of invested funds and the general decline in market interest rates when compared to the same period last year.

      Income Taxes. Income tax expense decreased by $23,000 to $36,000 for the three months ended September 30, 2002, as compared to an expense of $59,000 for the three months ended September 30, 2001. The decrease in income tax expense is attributable to the lower income tax rate used for one of our subsidiaries that attained Israeli Approved Enterprise status (see Note 4 to our unaudited interim consolidated Financial Statements above). As of September 30, 2002, we have recorded a net deferred tax asset against income taxes for the period then ended. Income tax expense is attributable to taxable income from the continuing operations of our subsidiaries in Israel. This income is eliminated upon consolidation of our financial statements.

      Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

      Revenue. We did not have any revenues for the nine months ended September 30, 2002 and September 30, 2001.

      Research and Development Expenses. Research and development expenses increased by $559,000 to $6,026,000 for the nine months ended September 30, 2002, as compared to expenses of $5,467,000 for the nine months ended September 30, 2001. Net of non-cash compensation, research and development expenses increased by $1,812,000 to $7,565,000 for the nine months ended September 30, 2002, as compared to expenses of $5,753,000 for the nine months ended September 30, 2001. The increase in research and development expenses was due primarily to increased personnel and related costs, increased licensing costs for the in-licensing of Small Integrated Building-blocks ("SIB") technology as well as for the in-licensing of the worldwide rights for the manufacturing process of KRX-101, increased facilities related costs and increased non-manufacturing clinical development costs associated with KRX-101. These increases were partially offset by a decline in manufacturing expenses associated with the KRX-101 clinical trial materials.

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

      Non-cash compensation expense related to stock option grants and warrant issuances was negative $1,539,000 for the nine months ended September 30, 2002 as compared to negative $286,000 for the nine months ended September 30, 2001. This negative non-cash compensation expense was primarily due to the revaluation of previously issued options and warrants to consultants and other third-parties.

      General and Administrative Expenses. General and administrative expenses decreased by $162,000 to $3,338,000 for the nine months ended September 30, 2002, as compared to expenses of $3,500,000 for the nine months ended September 30, 2001. Net of non-cash compensation, general and administrative expenses decreased by $50,000 to $3,344,000 for the nine months ended September 30, 2002, as compared to expenses of $3,394,000 for the nine months ended September 30, 2001. The decrease in general and administrative expenses was due primarily to a reduction in outside consulting service costs, partially offset by increased personnel, management and severance expenses. We expect our general and administrative expenses to decrease over the next year as the result of the implementation of cost control measures. Non-cash compensation expense related to stock option grants was negative $6,000 for the nine months ended September 30, 2002 as compared to $106,000 for the nine months ended September 30, 2001. This decrease in non-cash compensation expense was primarily due to the revaluation of previously issued options and warrants to consultants and other third-parties.

      Interest Income, Net. Interest income, net, decreased by $1,597,000 to $403,000 for the nine months ended September 30, 2002, as compared to income of $2,000,000 for the nine months ended September 30, 2001. The decrease in this period resulted from a lower level of invested funds and the general decline in market interest rates when compared to the same period last year.

      Income Taxes. Income tax expense decreased by $155,000 to $25,000 for the nine months ended September 30, 2002, as compared to an expense of $180,000 for the nine months ended September 30, 2001. The decrease in income tax expense is attributable to the lower income tax rate used for one of our subsidiaries that attained Israeli Approved Enterprise status (see Note 4 to our unaudited interim consolidated financial statements above). In addition, pursuant to receiving formal temporary notification that it met the requirements for implementation of benefits under the Approved Enterprise, the subsidiary reversed a previously recorded income tax liability. As of September 30, 2002, we have recorded a net deferred tax asset against income taxes for the period then ended. Income tax expense is attributable to taxable income from the continuing operations of our subsidiaries in Israel. This income is eliminated upon consolidation of our financial statements.

      Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations from inception primarily through various private and public financings. As of September 30, 2002, we had received net proceeds of $46.3 million from our initial public offering, and $11.6 million from private placement issuances of common and preferred stock, including $2.9 million raised through the contribution by holders of their notes issued by our predecessor company.

      As of September 30, 2002, we had $26.8 million in cash, cash equivalents, interest receivable and short-term securities, a decrease of $11.0 million from December 31, 2001. Cash used in operating activities for the period ended September 30, 2002 was $9.8 million as compared to $4.8 million for the comparable period ended September 30, 2001. This increase in cash used in operating activities was due primarily to increased expenses associated with the expansion of our business. Net cash provided by investing activities was $2.4 million for the period ended September 30, 2002. Cash provided by investing activities was primarily the result of the maturity of short-term securities, partially offset by capital expenditures.

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

      As of September 30, 2002, we have known contractual obligations, commitments and contingencies of $3,061,000. Of this amount, $1,810,000 relates to research and development agreements, of which $1,247,000 is due within the next year, a total of $500,000 is due between one and three years, with the remaining $63,000 due between four and five years. The additional $1,251,000 relates to operating lease obligations, of which $427,000 is due within the next year, a total of $732,000 is due between one and three years, with the remaining $92,000 due between four and five years.

                                       ---------------------------------------------------------------------------------------
                                                                       Payments Due by Period
-------------------------------------- ---------------------------------------------------------------------------------------
       Contractual Obligations              Total       Less than 1 Year     1-3 Years         4-5 Years      After 5 Years
-------------------------------------- ---------------- ----------------- ----------------- ---------------- -----------------
Research and Development Agreements    $1,810,000       $1,247,000            $500,000         $ 63,000             --
-------------------------------------- ---------------- ----------------- ----------------- ---------------- -----------------
Operating Leases                       $1,251,000       $  427,000            $732,000         $ 92,000             --
-------------------------------------- ---------------- ----------------- ----------------- ---------------- -----------------
Total Contractual Cash Obligations     $3,061,000       $1,674,000          $1,232,000         $155,000             --
-------------------------------------- ---------------- ----------------- ----------------- ---------------- -----------------

      Additionally, we have undertaken to make contingent milestone payments to certain of our licensors of up to approximately $5.0 million. In certain cases, such payments will reduce any royalties due on sales of related products. In the event that the milestones are not achieved, we remain obligated to pay one licensor $50,000 annually until the license expires.

      We believe that our $26.8 million in cash, cash equivalents, interest receivable and short-term securities as of September 30, 2002 will be sufficient to enable us to meet our planned operating needs and capital expenditures until at least early 2005. Our cash and cash equivalents as of September 30, 2002 are invested in highly liquid investments such as cash, money market accounts, short-term US corporate debt securities, and short-term obligations of domestic governmental agencies. As of September 30, 2002, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout 2002 will continue to be funded from existing cash, cash equivalents, and short-term securities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. We maintain our portfolio in cash equivalents and short- and long-term interest bearing securities, including corporate debt, money market funds and government debt securities. The average duration of all of our investments in 2002 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

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

ITEM 4.  CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Based on their evaluations of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our internal controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d) Use of Proceeds From Registered Securities

      We received net proceeds (after deducting underwriting discounts and commissions and offering expenses) of $46.3 million from the sale of 5,200,000 shares of common stock in our initial public offering in July 2000. As of September 30, 2002, we have used the net proceeds of this offering as follows:

            o approximately $4.9 million to fund clinical development for KRX-101 for diabetic nephropathy and other indications;

            o approximately $3.0 million to fund clinical development for KRX-123 for hormone-resistant prostate cancer;

            o approximately $9.7 million to fund expansion of our KinAce platform and to further develop the compounds we have generated with it; and

            o approximately $12.4 million to use as working capital and for general corporate purposes.

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

ITEM 5.  OTHER INFORMATION

      On October 11, 2002, J. Wilson Totten resigned from our Board of Directors, and our Board of Directors elected Dr. Francis J. T. Fildes to fill the vacancy created by Mr. Totten's resignation.

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

                                     KERYX BIOPHARMACEUTICALS, INC.


Date: November 11, 2002              /s/ Ira Weinstein
                                     -----------------------------
                                     Ira Weinstein
                                     Interim Chief Financial Officer & Treasurer


                                 CERTIFICATIONS

I, Benjamin Corn, M.D., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Keryx
      Biopharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002              /s/ Benjamin Corn
                                     ----------------------------
                                     Benjamin Corn, M.D.
                                     Chief Executive Officer


                                 CERTIFICATIONS

I, Ira Weinstein, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Keryx
      Biopharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002              /s/ Ira Weinstein
                                     -----------------------------
                                     Ira Weinstein
                                     Interim Chief Financial Officer & Treasurer


                                  EXHIBIT INDEX

      The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1 Amended Employment Agreement of Rony Seger, Ph.D., dated October 15, 2002

10.2 Letter Agreement implementing salary reduction for Benjamin Corn, M.D., dated as of August 15, 2002

10.3 Letter Agreement implementing salary reduction for Morris Laster, M.D., dated as of August 15, 2002

10.4 Letter Agreement implementing salary reduction for Ira Weinstein, dated as of August 15, 2002

10.5 Letter Agreement implementing salary reduction for Bob Trachtenberg, dated as of August 15, 2002

10.6 Letter Agreement implementing salary reduction for Thomas Humphries, M.D., dated as of August 15, 2002

10.7 Letter Agreement implementing salary reduction for Barry Cohen dated as of August 15, 2002

10.8 Severance Agreement for Robert Gallahue, dated as of August 15, 2002

*10.9 License Agreement with Opocrin, S.p.A., dated September 25, 2002

99.1 Risk Factors - Those statements set forth in pages 19 through 25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 under the caption "Risk Factors" are incorporated herein by reference.

99.2 Certifications pursuant to 18 U.S.C. Section 1350

* Confidential Treatment has been requested pursuant to Rule 24b-2 of the Securities Act of 1934.