Form 10-K
period 2002-12-31
KERYX BIOPHARMACEUTICALS INC
filed 2003-03-31
CIK 1114220

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

                   For the fiscal year ended December 31, 2002

                                       Or

 | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                              750 LEXINGTON AVENUE
                            New York, New York 10022
                    (Address of Principal Executive Offices)

        Registrant's Telephone Number, Including Area Code: 212-531-5965

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

Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Annual Report on Form 10-K. | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes | | No |X|

The aggregate market value of the Common Stock held by non-affiliates of the registrant is $27,621,850.32. Such aggregate market value was computed by multiplying the number of shares of the Common Stock held by non-affiliates of the registrant as of March 21, 2003 (12,168,216), by the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market as of June 28, 2002 ($2.27), the last business day of the registrant's most recently completed second fiscal quarter. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and 10% stockholders of the Company.

      As of March 21, 2003, there were 20,076,885 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement for the registrant's 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
ITEM 1.  Business .......................................................      4

ITEM 2.  Properties .....................................................     22

ITEM 3.  Legal Proceedings ..............................................     22

ITEM 4.  Submission of Matters to a Vote of Security Holders ............     22

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters ........................................................     23

ITEM 6.  Selected Financial Data ........................................     24

ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................     25

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk ......     33

ITEM 8.  Financial Statements and Supplementary Data ....................     33

ITEM 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosures ......................................     34

                                    PART III

ITEM 10. Directors and Executive Officers of the Company ................     35

ITEM 11. Executive Compensation .........................................     35

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     35

ITEM 13. Certain Relationships and Related Transactions .................     36

ITEM 14. Controls and Procedures ........................................     36

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K .......................................................     36

This Form 10-K contains trademarks and trade names of Keryx Biopharmaceuticals, Inc., including our name, logo and the KinAce mark. This Form 10-K may also include trademarks and trade names of other companies.

                                     PART I

ITEM 1. BUSINESS.

Overview

We are a biopharmaceutical company engaged in the acquisition, development and commercialization of novel pharmaceutical products for the treatment of serious, life-threatening diseases, including diabetes and cancer. In August of 2002, we commenced a corporate restructuring that has resulted in an approximate 70% reduction in staff and a re-focus of our efforts primarily on the development of our lead compound, KRX-101, which has completed a European Phase 2 trial, and on the acquisition of additional clinical stage compounds.

Our lead compound under development is sulodexide, or KRX-101, to which we have an exclusive license in North America, Japan and other markets. In 2001, KRX-101 was granted Fast-Track designation for the treatment of diabetic nephropathy and, in 2002, we announced that the FDA had agreed, in principle, to permit us to avail ourselves of the accelerated approval process under subpart H of the FDA's regulations governing applications for the approval to market a new drug.

To date, we have not received approval for the sale of any of our drug candidates in any market.

Our Strategy

Since the restructuring, we have modified our business plan. Under our new strategy, we are currently planning to:

      o advance KRX-101 into a United States-based clinical trial for the treatment of diabetic nephropathy; and

      o     seek to in-license additional compounds.

Additionally, we also plan to seek partners for the further development of our KinAce and other early-stage programs.

Corporate Information

We were incorporated as a Delaware corporation in October 1998. Although we started operating our business in November 1999, many of our principal technologies and drug candidates were developed by our predecessor company, Partec Ltd., and its subsidiaries during the period January 1997 to November 1999. Consequently, in this report, "we", "us" and "our" refer to Keryx Biopharmaceuticals, Inc., its predecessor company and its or our respective subsidiaries unless the context requires otherwise. Our executive offices are located at 750 Lexington Avenue, New York, New York 10022. Our telephone number is 212-531-5965 and our e-mail address is info@keryx.com. We also maintain offices at 101 Main Street, Cambridge, Massachusetts 02142 and 7 Hartom Street, Har Hotzvim, Jerusalem, 91236, Israel.

We maintain a website with the address www.keryx.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Development Stage Products

KRX-101

Overview

We have obtained a license to develop sulodexide, or KRX-101, to treat diabetic nephropathy and other conditions. Sulodexide is a glycosaminoglycan compound with structural similarities to the broad family of marketed heparins and low molecular weight heparins. Specifically, sulodexide is comprised of heparan sulfate, also referred to as fast-moving heparin, and dermatan sulfate. This drug has been marketed in a number of European, Asian and South American countries for many years by our licensor for certain cardiovascular conditions and has a well-established safety profile for such indications. Additionally, in Phase 2 studies conducted in Europe, sulodexide has demonstrated significant activity in the treatment of diabetic nephropathy, a serious and life-threatening kidney disease caused by diabetes. We plan to develop sulodexide in the United States and possibly other countries for the treatment of diabetic nephropathy and potentially for other indications.

Market Opportunity

There are in excess of 10 million diagnosed diabetics in the United States, of whom approximately 90% have been diagnosed with Type II diabetes, or DM2. DM2 results from the combination of insulin deficiency and the body's relative insensitivity to the insulin present, as opposed to Type I diabetes, or DM1, in which severe insulin deficiency results from destruction of the pancreas' insulin producing beta cells. In January 2003, the American Diabetes Association, or ADA, estimated that between 20-30% of diagnosed individuals with DM2 and DM1 develop evidence of nephropathy. These figures suggest that approximately two to three million diagnosed diabetics in the United States have nephropathy. Diabetes is now the most common cause of End Stage Renal Disease, or ESRD, in the US and in many other developed nations, and represents 44% of all new cases of ESRD in the US. Despite advances in clinical care, including improvements in glycemic (blood sugar) control and blood pressure control, the number of DM related cases of ESRD continues to rise. In particular, the incidence of DM2-related ESRD is rapidly increasing. Less than 20% of diabetics on dialysis in the US survive for five years, making the mortality of end-stage renal failure in this group higher than most forms of cancer. Unfortunately, renal transplantation is an option for less than 20% of diabetics with end-stage renal disease (as compared to 40-50% of non-diabetics), principally due to age and concomitant vascular disease. Thus, despite recent advances, diabetic nephropathy remains a potentially catastrophic illness for which partial, but insufficient treatment is available today. We believe that the estimated potential annual market for KRX-101 in the United States alone for the treatment of diabetic nephropathy is in excess of $1 billion.

Scientific Background

Both DM1 and DM2 are characterized by insufficient insulin effect upon insulin-requiring tissues. As insulin is required for normal metabolism of glucose (sugar), fat (triglycerides and free fatty acids) and protein (amino acids), diabetes is accompanied by abnormal blood levels of these substances. In the short term, hyperglycemia (elevated blood glucose) causes the classic symptoms of diabetes: excessive thirst, frequent urination and weight loss. In the long term, hyperglycemia (as well as other effects resulting from insufficient insulin effect) can progressively damage critical anatomic structures resulting in chronic diabetic complications. We are developing sulodexide (KRX-101) for the treatment of diabetic nephropathy, a long-term complication of diabetes in which the kidneys are progressively damaged. This progressive damage results in diminished kidney function progressing to end-stage renal disease, or ESRD, which, in turn, leads to death unless treated by dialysis and/or renal transplant.

The kidney can be depicted as being comprised of two anatomically and functionally distinct components placed in serial configuration. The first component is the glomerulus, which performs the critical filtering function of the kidney. Blood is passed through delicate microscopic glomerular capillary loops, which, acting as sieves, allow waste chemicals and excess water to pass through (into the "glomerular filtrate") while retaining desirable components, such as blood cells and albumin, within the blood. One of the key components of the glomerular capillary filtering membrane is highly anionic (negatively charged) glycosaminoglycan molecules that are very similar to the chemical components of sulodexide. The glomerular filtrate, which is the precursor of what will eventually be excreted as urine, flows into the next serial component, the tubular interstitial structure. In the tubules, further water is extracted from the filtrate and minerals and other body chemicals are absorbed from or secreted into the filtrate.

In diabetic nephropathy, it is the delicate glomerular loops that first sustain damage as a result of the diabetic state. These include:

      o The glomerular loops' delicate filtering membranes thicken and their crucial anionic glycosaminoglycan molecules are either depleted or altered (they lose some or all of their negative charge). As the glycosaminoglycan negative charge provides normal filtering selectivity to the glomerular membranes, their loss results in the release of protein (usually albumin) from the blood into the filtrate and urine. This effect of protein in the urine is called "proteinuria" or "albuminuria", when the specific protein being referred to is albumin.

      o In addition, hyperglycemia induced overproduction of TGF beta (a regulatory protein) by the kidney induces scar formation in the area surrounding the glomerular capillaries. The extrinsic pressure of this scar tissue, over time, causes collapse of individual glomeruli with their resultant total functional loss and this too causes the release of albumin into the filtrate and urine.

In normally functioning kidneys, interstitial structures are not exposed to albumin. This exposure in turn leads to a potent inflammatory and eventually scarring response (also mediated in part by TGF beta) both in the tubules themselves and in the surrounding interstitial tissues. This scarring results in progressive diminution in kidney function. As might be expected, increasing urinary albumin excretion closely parallels this drop in kidney function. In ESRD, kidney function declines to the point where dialysis or transplantation becomes necessary to sustain life.

Sulodexide, or KRX-101, belongs to a proposed new class of nephroprotective (kidney protecting) drugs, the glycosaminoglycans. A variety of members of this chemical family have been shown to decrease pathological albumin excretion in diabetic nephropathy in man. These include the following approved drugs: standard heparin, low molecular weight heparin and danaparoid. However, these agents all require therapy by injection and are all potent anticoagulants, which are blood thinners capable of inducing bleeding. Sulodexide, on the other hand, is given orally and, in this form, has demonstrated little, if any, anticoagulant effects to date.

Preclinical and clinical data

In preclinical trials, glycosaminoglycan components similar or identical to those that make up sulodexide have been evaluated using well-accepted rodent models of diabetic nephropathy, in both preventive protocols where the drug was given at time diabetes was induced and prior to kidney damage, and treatment protocols, where the drug was given where diabetic kidney damage was already present. These glycosaminoglycans diminished the thickening of glomerular capillary filtering membranes, replenished the crucial anionic, or albumin repelling, charge, lowered urinary albumin leakage and decreased kidney expression of the specific scar protein collagen IV, both in the preventive and the treatment protocols, returning these parameters nearly to their normal levels. In addition, data demonstrate that sulodexide suppresses the hyperglycemia-, or high glucose-, induced overproduction of TGF beta, one of the most specific inducers of kidney scarring in diabetic and other kidney diseases. Thus glycosaminoglycans similar or identical to the components of sulodexide have prevented or reversed the hallmark "upstream" pathological abnormalities that drive the engine of progressive kidney dysfunction.

There have been more than 20 studies published in leading medical journals assessing the safety and efficacy of KRX-101 in humans. KRX-101 has been administered to more than 3,000 patients in clinical trials conducted in Europe for the treatment of certain diabetic and non-diabetic conditions and, to our knowledge, has not demonstrated any significant side effects for those uses.

The licensor of KRX-101 conducted a Phase 2 study of the use of sulodexide to treat diabetic nephropathy in 223 patients in Europe between 1996 and 1999. The trial, known as the DiNAS study, was a four-month dose response trial that showed clear reductions in pathological urinary albumin excretion rates. In this study, the higher the dose administered daily, the greater the demonstrated decrease in albumin excretion. Treatment with KRX-101 yielded additional declines in albumin excretion beyond those already achieved by treatment with Angiotensin Converting Enzyme, or ACE, inhibitors, the then current accepted therapy. Moreover, at the highest dose of KRX-101 (200 mg. per day), albumin excretion rates remained lowered for at least four months after the patients ceased receiving KRX-101. The DiNAS study was published in 2002 in the

Journal of the American Society of Nephrology.

Development Status

In June 2000, we filed an investigational new drug application, or IND, with the FDA for permission to conduct a clinical trial for diabetic nephropathy in patients with DM2. In 2001, KRX-101 was granted Fast-Track designation for the treatment of diabetic nephropathy and in 2002, we announced that the FDA had agreed, in principle, to permit us to avail ourselves of the accelerated approval process under subpart H of the FDA's regulations governing applications for the approval to market a new drug. Generally, subpart H allows for the use of surrogate endpoints in Phase 3 trials to support the approval of a New Drug Application, or NDA, with confirmatory studies completed post-approval, and could greatly reduce the development time to market.

KRX-101 has been tested in a randomized placebo-controlled Phase 2 clinical trial, the DiNAS study, in Europe for the treatment of diabetic nephropathy. We are currently designing our U.S.-based clinical development plan for the treatment of diabetic nephropathy in collaboration with our Medical Advisory Board, or MAB. Our current plan is to conduct a randomized placebo-controlled study, which should confirm the significant efficacy results found in the DiNAS study under FDA mandated Good Clinical Practice, or GCP, guidelines. We believe that such study will provide us with well-controlled efficacy data and additional safety data regarding sulodexide and should be useful as part of our regulatory filing for FDA approval of sulodexide.

While conducting this study, we plan to continue to work with the FDA to finalize the specific requirements for approval of KRX-101 in the U.S.

The ultimate clinical timeline, and consequent cost, for further development of KRX-101 will depend, in part, on reaching agreement with the FDA on the specifics of our accelerated approval approach and meeting their conditions for use of such program.

Additional Indications

We believe KRX-101 may have significant potential to treat other diseases. These conditions include, but are not limited to, pre-eclampsia, a dangerous complication of pregnancy, and nephrotic syndrome. Nephrotic syndrome is the common term ascribed to the more advanced stage of a variety of different kidney diseases, characterized by massive amounts of albuminuria and proteinuria. Although the inciting pathological mechanisms of the various causes of nephrotic syndrome may differ from those seen in diabetic nephropathy, the final common pathway is the same. Albumin in glomerular filtrate "poisons" tubular cells leading to tubular interstitial inflammation and fibrosis and, ultimately, ESRD. We believe that the therapeutic mechanism of sulodexide cited above may be effective in nephrotic syndrome. In addition, we have filed patent applications to cover the use of KRX-101 for the treatment of inflammatory bowel disease, HIV-associated nephropathy, or HIVAN, and other indications.

Kinace Drug Discovery Platform and the SIB Technology

We are seeking partners to further the preclinical and clinical development of several of our KinAce product candidates as well as partners for the KinAce platform, which we believe can help other companies identify drug leads for kinase targets, and for the SIB technology, a technology used for the conversion of peptide drug candidates into small molecule drug candidates.

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

Competition

KRX-101

ACE inhibitors or angiotensin 2 receptor blockers, or ARB, are the current standard of care recommended by the American Diabetes Association for the treatment of diabetic nephropathy. Both of these classes of anti-hypertensive drugs are marketed by a number of companies, including, with respect to ACE inhibitors, Bristol Meyers (Monopril), AstraZeneca (Zestril), Merck (Cozaar)and Novartis Pharma AG (Diovan). Recently the FDA approved the first ARB for the treatment of diabetic nephropathy in DM2 and the Cardio-Renal Advisory committee has recently recommended the approval of another ARB for diabetic nephropathy. Although these two classes of drugs are the current standard of care, for most patients they provide only modest benefit in delaying the progression of their disease. Therefore, we believe there is a critical need for new drugs that can halt or materially slow this progression.

Moreover, we do not believe that KRX-101 will directly compete with ACE inhibitors or ARB drugs but rather will be used concomitantly in patients with nephropathy. As with many life-threatening diseases, such as HIV/AIDS and cancer, we believe a cocktail approach utilizing drugs with distinct mechanisms of action will be needed to treat diabetic nephropathy. Preliminary clinical evidence suggests that the albuminuria-reducing effects of KRX-101 may be additive to those achieved by ACE inhibitors for nephropathy of both DM1 and DM2.

Other companies are developing drugs designed to treat diabetic complications, including Exocell, Inc., which has a compound aimed at nephropathy in a Phase 3 clinical trial, and Biostratum AB, which is currently testing its compound in a Phase 2 trial.

KinAce Platform

Several biotechnology and pharmaceutical companies are active in the field of signal transduction, including Sugen, Inc. (a subsidiary of Pharmacia-Upjohn), Ariad Pharmaceuticals Inc., Tularik, Inc., Ligand Pharmaceuticals Inc. and ICOS Corporation. In addition, Vertex Pharmaceuticals, Inc. and Novartis Pharma AG have formed an alliance to discover eight kinase inhibitors.

Intellectual Property

General

Patents and other proprietary rights are very important to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. It is our intention to seek and maintain patent and trade secret protection for our drug candidates and our proprietary technologies.

KRX-101

Pursuant to our license for KRX-101, we have the rights to eight families of patents and applications. These patent families include at least ten patents issued in various countries, of which four are issued in the United States. The licensed patent families cover the use of KRX-101 to treat diabetic nephropathy and retinopathy, including novel formulations containing KRX-101 for use in all indications and novel dosage levels of KRX-101 for use in the treatment of diabetic nephropathy, and the use of related compounds to treat diabetic nephropathy, neuropathy and retinopathy. These patents and applications are being maintained throughout the territories in which they were filed. In March 2003, we returned the rights to seven other families of patents to Alfa Wassermann, the licensor of KRX-101, after determining that these seven families were not necessary to provide KRX-101 with intellectual property protection. In addition, as part of our effort to expand the indications and patent coverage for KRX-101, we have filed three new patent application families for novel indications for KRX-101 such as pre-eclampsia of pregnancy, inflammatory bowel disease and HIV-associated nephropathy. The key KRX-101 related patents and applications, if issued, expire at various times between 2012 and 2022. Currently, the use of KRX-101 to treat diabetic nephropathy is covered by a use patent that expires in 2014. However, based on provisions of the Patent Term Extension Act, we believe that we would qualify for a patent extension of at least three years, thereby extending the effective life of our principal patent through 2017. In addition, we have filed a patent application protecting the dosage form of KRX-101 that we believe will be most efficacious in the treatment of diabetic nephropathy and other conditions. Should this patent issue, we believe that we will have effective patent protection through at least 2022. We therefore believe that we will have sufficient time to commercially exploit the inventions covered by the patents during the effective lives of the inventions.

KinAce Platform

We have an exclusive worldwide license to the KinAce technology, which includes one issued patent in the United States, one issued in Australia, and seventeen families of patent applications associated with our KinAce platform, which have been filed in various countries, including the United States, all the countries of the European Patent Convention, Japan, Canada, Australia, China and Israel. The issued patents and the applications identify and claim large classes of peptides that modulate the activity of protein kinases, which encompass our lead drug candidates. In addition, the applications describe a wide variety of therapeutic uses for these classes of peptides, including the treatment of various cancers, diabetes, septic shock, multiple sclerosis and autoimmune diseases. The applications also identify and claim specific regions of these protein kinases upon which the selection of peptide drug candidates is based. The KinAce-related patents and patent applications, if such issue, will expire at various times between 2017 and 2022.

The SIB Technology

The SIB technology, to which we have an exclusive, worldwide license, is covered by a patent application, filed in the United States in 2002, which protects both the chemical structure of the SIB, the combinatorial library produced, and its usage in the modulation of protein activity. This patent application, if issued, will expire in 2023.

Other Intellectual Property Rights

We depend upon trademarks, trade secrets, know-how and continuing technological advances to develop and maintain our competitive position. To maintain the confidentiality of trade secrets and proprietary information, we require our employees, scientific advisors, consultants and collaborators, upon commencement of a relationship with us, to execute confidentiality agreements and, in the case of parties other than our research and development collaborators, to agree to assign their inventions to us. These agreements are designed to protect our proprietary information and to grant us ownership of technologies that are developed in connection with their relationship with us. These agreements may not, however, provide protection for our trade secrets in the event of unauthorized disclosure of such information.

Agreements

KRX-101

License Agreement. Our license with Alfa Wassermann SpA grants us the exclusive rights to KRX-101 for diabetic nephropathy, diabetic retinopathy and diabetic neuropathy in the United States, Canada, Japan, Australia, New Zealand, South Africa and Israel. The license entitles Alfa Wassermann to annual license fees, which, by the end of the license period, could total up to $900,000 and fixed milestone payments of up to $2,950,000. To date, we have paid $450,000 in annual license fees and milestone payments. The license includes rights to at least 54 patents that have been registered in the above countries, rights in additional patent applications, and grants us exclusive, worldwide ownership of any novel indication for KRX-101 that we develop. Under the license, we must use our reasonable best efforts to commercialize and market KRX-101. Alfa Wassermann must pay us a royalty to the extent that it or its sub-licensees receive revenues from products that incorporate information or know-how developed by us. Alfa Wassermann must share a portion of the costs of data or intellectual property developed by us that it decides to utilize. Unless terminated for reason of breach or other customary termination provisions, the license terminates upon the later of the expiration of all underlying patent rights or ten years from the first commercial sale of KRX-101 by us. The most recent patent application was filed in June 2001, and, if granted, will expire in June 2022, subject to any extensions that may be granted.

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

Under the license, we must use our reasonable best efforts to commercialize and market one or more products based upon the KinAce technology. The license contains certain financing and development milestones. To date, we have met all of our milestones under this agreement. According to the remaining development milestones, we must file an IND application for a licensed product with the FDA (or a foreign equivalent) by December 31, 2003, and we must file an NDA, with the FDA, or a foreign equivalent, within six years from our first filing of an IND application. Should CMCC reasonably determine that we failed to meet any of the development milestones that remain to be fulfilled because we did not devote diligent efforts and adequate resources, the license could be terminated.

The SIB Technology

License Agreement. In January 2002, we obtained an exclusive worldwide license from the Yissum Research & Development Company of the Hebrew University of Jerusalem, or Yissum, covering patent applications and know-how underlying the SIB technology for the conversion of peptides and other existing drugs into small molecules that have the potential for oral delivery. The license gives us the right to develop, produce, manufacture, market and sublicense products based on Yissum's know-how and current and future patent applications and any subsequently issued patents. Unless terminated for breach or other customary termination provisions, the license continues in effect until the later of (i) the expiration of all valid claims of any licensed patent rights and research patent rights, or (ii) 13 years after the first commercial sale of a product.

Under the license, we must use commercially reasonable efforts to commercialize and market one or more products based upon the SIB technology. If we fail to devote such efforts to the development and commercialization of products based upon the SIB technology, the license could be terminated.

Sponsored Research Agreement. In January 2003, we terminated the Sponsored Research Agreement with Yissum and, accordingly, ceased making payments, after determining that the goals of that agreement were not being met as expected. We also terminated a related consulting agreement with Prof. Haim Gilon.

Manufacturing & Raw Materials

We have no manufacturing capabilities and do not currently intend to establish such capabilities. We have established a contract manufacturing relationship for KRX-101 but we do not believe that this relationship will be sufficient to meet our needs for clinical and commercial supplies. Accordingly, we are currently seeking to establish an alternative contract manufacturing relationship which we believe will be adequate to satisfy our current clinical and commercial supply needs. We expect to similarly rely on contract manufacturing relationships for any products that we may in-license in the future. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all. Additionally, as we seek to transition our manufacturing of KRX-101 to a new contract manufacturer, we will need to create a reproducible manufacturing process that will ensure consistent manufacture of KRX-101 across multiple batches and sources. As with all heparin-like compounds, the end product is highly sensitive to the manufacturing process utilized. Slight changes in process will often result in a different end product. Accordingly, the creation of a reproducible process will be required for the successful commercialization of KRX-101. There can be no assurance that we will be successful in this endeavor.

The creation of a reproducible process will also be important if we choose to multi-source KRX-101. It is generally regarded as good practice to engage a back-up manufacturer to ensure uninterrupted supply of a product. We have discussed the issue of multi-sourcing with the FDA and they have indicated that they would likely permit such multi-sourcing provided the manufacturing process used by multiple manufacturers remains uniform.

Once we have secured one or more contract manufacturers for KRX-101 and for any products we may in-license in the future, we expect that we will rely on such contract manufacturers to produce our product candidates under current Good Manufacturing Practice regulations, or cGMP. We expect that our third-party manufacturers will have limited numbers of facilities in which our product candidates can be produced and will have limited experience in manufacturing our product candidates in quantities sufficient for conducting clinical trials or for commercialization.

Contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA, the Drug Enforcement Agency and corresponding state agencies to ensure strict compliance with cGMP, in addition to other governmental regulations and corresponding foreign manufacturing standards and government regulations. We do not have control over third party manufacturers' compliance with these regulations and standards, other than through contractual obligations.

If we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA regulations and standards. Further, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

Source materials for sulodexide, like all heparin-like compounds, are derived from porcine intestines. Long-term supplies for sulodexide could be affected by limitations in the supply of porcine intestines. Additionally, diseases affecting the world supply of pigs could have an actual or perceived negative impact on our ability to source, make or sell sulodexide, which could materially adversely affect the commercial success of KRX-101.

Employees

We currently have 24 employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees and consultants to be good.

Research and Development

Company-sponsored research and development expenses totaled $6,686,000 in 2000, $7,399,000 in 2001, and $8,141,000 in 2002, respectively.

Government Regulation

Numerous governmental authorities in the United States and other countries regulate the manufacture and marketing of our drug candidates and our ongoing research and development activities. None of our drug candidates have been approved for sale in any market in which we have marketing rights. Before marketing in the United States, any drug developed by us must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA regulates, among other things, the preclinical and clinical testing, safety, efficacy, approval, manufacturing, record keeping, adverse event reporting, packaging, labeling, storage, advertising, promotion, export, sale and distribution of biopharmaceutical products.

The regulatory review and approval process is lengthy, expensive and uncertain. We will have to submit extensive preclinical and clinical data and supporting information to the FDA for each indication or use to establish a drug candidate's safety and efficacy before we can secure FDA approval. The approval process takes many years, requires the expenditure of substantial resources and may involve ongoing requirements for post-marketing studies or surveillance. Before commencing clinical trials in humans, we must submit an IND to the FDA containing, among other things, preclinical data, chemistry, manufacturing and control information, and an investigative plan, and the FDA must allow the IND to become effective.

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

The FDA must respond to a request for fast track designation within 60 calendar days of receipt of the request. Over the course of drug development, a product in a fast track development program must continue to meet the criteria for fast track designation. Sponsors of products in fast track drug development programs must be in regular contact with the reviewing division of the FDA to ensure that the evidence necessary to support marketing approval will be developed and presented in a format conducive to an efficient review. Sponsors of products in fast track drug development programs ordinarily are eligible for priority review and also may be permitted to submit portions of an NDA to the FDA for review before the complete application is submitted. In 2001, KRX-101 received the fast track designation.

Sponsors of drugs designated as fast track also may seek approval under the FDA's accelerated approval regulations, which permits the FDA to grant accelerated approval based on a determination by the FDA that the effect on a surrogate endpoint is reasonably likely to predict clinical benefit. A surrogate endpoint is defined as a laboratory or physical sign that is used in therapeutic trials as a substitute for a clinically meaningful endpoint and that is expected to predict the effect of the therapy. However, requirements for submitting "substantial evidence" to demonstrate efficacy and for payment of user fees must still be met under accelerated approval regulations. Further, fast track and/or accelerated approvals will ordinarily be conditioned on post-market studies to verify the drug's clinical benefit and the relationship of the surrogate endpoint to clinical benefit. Approval of a fast track drug may be withdrawn in an expedited manner if, among other reasons, a post approval study fails to verify clinical benefit. In November of 2002, we announced that the FDA had agreed, in principle, to permit us to avail ourselves of the accelerated approval process. In essence, subject to any safety issues that might arise, the FDA conceptually agreed that KRX-101 could be approved upon showing substantial evidence of efficacy on a surrogate endpoint (proteinuria) in a single Phase 3 study, to be confirmed by a Phase 4 study. However, we have not reached an agreement with the FDA on the specific details of such approach and no assurance can be given that we will ever reach such agreement. Additionally, the subpart H process is complex and requires flawless execution. Many companies who have been granted the right to utilize an accelerated approval approach have failed to obtain approval.

Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practices, and must be conducted pursuant to an IND, unless exempted.

Clinical trials are typically conducted in sequential phases. In Phase 1, the drug is administered to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, metabolism, excretion, and clinical pharmacology. In Phase 2, a somewhat larger number of patients are studied to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range, and to gather additional data relating to safety and potential adverse events. In Phase 3, studies establish safety and efficacy in an expanded patient population. The FDA may require Phase 4 post-marketing studies to gather additional evidence of safety and efficacy.

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

In addition, the FDA may place a clinical trial on hold or terminate it if it concludes that subjects are being exposed to an unacceptable health risk. Any drug is likely to produce some toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a sufficiently long period of time. Unacceptable toxicity or side effects may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or clinical trials of drug candidates. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates and could ultimately prevent approval by the FDA or foreign regulatory authorities for any or all targeted indications.

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

As part of the approval process, the FDA must inspect and approve each manufacturing facility. Among the conditions of approval is the requirement that a manufacturer's quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP. Manufacturers must expend time, money and effort to ensure compliance with cGMP, and the FDA conducts periodic inspections to certify compliance. It may be difficult for our manufacturers or us to comply with the applicable cGMP and other FDA regulatory requirements. If we or our contract manufacturers fail to comply, then the FDA will not allow us to market products that have been affected by the failure.

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

                           FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-K and the Exhibits attached hereto contain forward-looking statements within Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K and the Exhibits, the words "anticipate," "believe," "estimate," "may," "expect" and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about our:

      o     expectations for increases in expenses;

      o expectations for increases in research and development and general and administrative expenses in order to develop new products and manufacture commercial quantities of products;

      o expectations for the development, manufacturing, and approval of KRX-101 or any other products we may acquire or in-license;

      o expectations for incurring additional capital expenditures to expand our research and development capabilities;

      o expectations for generating revenue or becoming profitable on a sustained basis;

      o     ability to enter into marketing and other partnership agreements;

      o ability to enter into product acquisition and in-licensing transactions;

      o estimate of the sufficiency of our existing cash and cash equivalents and investments to finance our operating and capital requirements;

      o     expected losses; and

      o     expectations for future capital requirements.

Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results include those discussed below under the heading "Risk Factors." Such risks and uncertainties also include the possibility that we may fail to establish and correctly apply our critical accounting policies and estimates to our financial statements. The list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive.

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

                                  RISK FACTORS

You should carefully consider the following risks and uncertainties. If any of the following occurs, our business, financial condition or operating results could be materially harmed. This could cause the trading price of our common stock to decline and you to lose all or part of your investment.

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND HAVE INCURRED SUBSTANTIAL OPERATING LOSSES SINCE OUR INCEPTION. WE EXPECT TO CONTINUE TO INCUR LOSSES IN THE FUTURE AND MAY NEVER BECOME PROFITABLE.

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception, expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2002, we had an accumulated deficit of approximately $45.5 million. As we expand our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates or technologies.

We have not yet commercialized any products or technologies and cannot be sure we will ever be able to do so. Even if we commercialize one or more of our drug candidates or technologies we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain regulatory approval for our drug candidates and successfully commercialize our drug candidates and technologies.

IF WE ARE UNABLE TO SUCCESSFULLY BEGIN OR COMPLETE OUR CLINICAL TRIALS OF KRX-101, OUR ABILITY TO ACHIEVE OUR CURRENT BUSINESS STRATEGY WILL BE ADVERSELY AFFECTED.

Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial program, we may incur additional costs and delay our development program for KRX-101.

Additionally, we have submitted a subpart H clinical development plan to the FDA for the clinical development of KRX-101 for diabetic nephropathy. A final agreement on the specifics of our clinical program for that development plan has not been agreed to with the FDA and we cannot give any assurance that an acceptable final agreement on the specifics of such clinical program will ever be reached with the FDA. In fact, based on the FDA's comments to our most recent submission, we believe that additional discussions with the FDA will be required prior to final agreement on the specifics of our subpart H accelerated approval clinical program. We cannot assure you that those discussions will take place or, if they do take place, the timing of such discussions or that the results of such discussions will be satisfactory to us. Additionally, the FDA has stated that based on the novelty of the approach that we have discussed with them, they would want to refer our proposed approach to the Cardio-Renal Advisory Committee.

Moreover, even if we are able to reach final agreement with the FDA regarding the specifics of an accelerated approval approach, no assurance can be given that we will be able to meet the requirements set forth in such agreement. The subpart H-process is complex and requires flawless execution. Many companies who have been granted the right to utilize an accelerated approval approach have failed to obtain approval. The clinical timeline, scope and consequent cost for the development of KRX-101 will depend, in part, on the final outcome of our discussions with the FDA. Moreover, negative or inconclusive results from the clinical trials we hope to conduct or adverse medical events could cause us to have to repeat or terminate the clinical trials. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

OUR DRUG CANDIDATES ARE IN EARLY STAGES OF DEVELOPMENT AND MAY NEVER RECEIVE THE NECESSARY REGULATORY APPROVALS.

Our drug candidates are in early stages of development. We have not received, and may never receive, regulatory approval for clinical trials for any of our drug candidates. We will need to conduct significant additional research and human testing before we can apply for product approval with the FDA or with regulatory authorities of other countries. Preclinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product and requires the expenditure of substantial resources. Data obtained from preclinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. It may take us many years to complete the testing of our drug candidates and failure can occur at any stage of this process. Negative or inconclusive results or medical events during a clinical trial could cause us to delay or terminate our development efforts.

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

BECAUSE WE LICENSE OUR PROPRIETARY TECHNOLOGIES, TERMINATION OF THESE AGREEMENTS WOULD PREVENT US FROM DEVELOPING OUR DRUG CANDIDATES.

We do not own KRX-101, our KinAce platform, or the SIB technology. We have licensed these technologies from others. These license agreements require us to meet development or financing milestones and impose development and commercialization due diligence on us. In addition, under these agreements we must pay royalties on sales of products resulting from licensed technologies and pay the patent filing, prosecution and maintenance costs related to the licenses. If we do not meet our obligations in a timely manner or otherwise breach the terms of our agreements, our licensors could terminate the agreements and we would lose the rights to KRX-101 and the KinAce and SIB technologies.

BECAUSE OUR REVISED BUSINESS MODEL IS BASED, IN PART, ON THE ACQUISITION OR IN-LICENSING OF ADDITIONAL CLINICAL PRODUCT CANDIDATES, IF WE FAIL TO ACQUIRE OR IN-LICENSE SUCH CLINICAL PRODUCT CANDIDATES, OUR LONG TERM BUSINESS PROSPECTS WILL BE SUBSTANTIALLY IMPAIRED.

As a major part of our new business strategy, we plan to acquire or in-license clinical stage product candidates. If we fail to acquire or in-license such product candidates, we may not achieve expectations of our future performance. Because we do not intend to engage in significant discovery research, we must rely on third parties to sell or license new product opportunities to us. Other companies, including some with substantially greater financial, development, marketing and sales resources, are competing with us to acquire or in-license such products or product candidates. We may not be able to acquire or in-license rights to additional products or product candidates on acceptable terms, if at all.

IF WE DO NOT ESTABLISH OR MAINTAIN DRUG DEVELOPMENT AND MARKETING ARRANGEMENTS WITH THIRD PARTIES, WE MAY BE UNABLE TO COMMERCIALIZE OUR TECHNOLOGIES INTO PRODUCTS.

We are an emerging company and do not possess all of the capabilities to fully commercialize our product candidates on our own. From time to time, we may need to contract with third parties to:

      o assist us in developing, testing and obtaining regulatory approval for and commercializing some of our compounds and technologies; and

      o     market and distribute our drug candidates.

For example, we are currently seeking third party partners to conduct further preclinical development of the KinAce platform and other early stage programs. There can be no assurance that we will be able to successfully enter into agreements with such partners on terms that are acceptable to us. If we are unable to successfully contract with third parties for these services when needed, or if existing arrangements for these services are terminated, whether or not through our actions, or if such third parties do not fully perform under these arrangements, we may have to delay, scale back or end one or more of our drug development programs or seek to develop or commercialize our technologies independently, which could result in delays. Further, such failure could result in the termination of license rights to one or more of our technologies. Moreover, if these development or marketing agreements take the form of a partnership or strategic alliance, such arrangements may provide our collaborators with significant discretion in determining the efforts and resources that they will apply to the development and commercialization of products based on our technologies. Accordingly, to the extent that we rely on third parties to research, develop or commercialize products based on our technologies, we are unable to control whether such products will be scientifically or commercially successful.

WE RELY ON THIRD PARTIES TO MANUFACTURE OUR PRODUCTS. IF THESE THIRD PARTIES DO NOT SUCCESSFULLY MANUFACTURE OUR PRODUCTS OUR BUSINESS WILL BE HARMED.

We have no experience in manufacturing products for clinical or commercial purposes and do not have any manufacturing facilities. We intend to use third parties to manufacture our products for use in clinical trials and for future sales. We may not be able to enter into third party contract manufacturing agreements on acceptable terms, if at all.

Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA and foreign regulations, production costs and development of advanced manufacturing techniques and process controls. Our third party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our drug candidates. In addition, our contract manufacturers will be subject to ongoing periodic, unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with, among other things, current good manufacturing practices, in addition to other governmental regulations and corresponding foreign standards. We will not have control over, other than by contract, third party manufacturers' compliance with these regulations and standards. Switching or engaging multiple manufacturers may be difficult because the number of potential manufacturers is limited and, particularly in the case of KRX-101, the process by which multiple manufacturers make the drug substance must be identical at each manufacturing facility. It may be difficult for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us if at all. Moreover, if we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance, which will involve testing and additional inspections to ensure compliance with these regulations and standards.

If third-party manufacturers fail to deliver the required quantities of our drug candidates on a timely basis and at commercially reasonable prices, and if we fail to find replacement or multiple manufacturers on acceptable terms, our ability to develop and deliver products on a timely and competitive basis may be adversely impacted and our business, financial condition or results of operations will be materially harmed.

In the event that we are unable to obtain or retain third party manufacturers, we will not be able to commercialize our products as planned. The manufacture of our products for clinical trials and commercial purposes is subject to FDA and foreign regulations. No assurance can be given that our third party manufacturers will comply with these regulations or other regulatory requirements now or in the future.

While we currently have a contract manufacturing relationship for KRX-101, we do not believe that this relationship will be sufficient to meet our needs for clinical and commercial supplies. Accordingly, we are currently seeking to establish an alternative contract manufacturing relationship which we believe will be adequate to satisfy our current clinical and commercial supply needs. As we seek to transition our manufacturing of KRX-101 to a new contract manufacturer, we will need to create a reproducible manufacturing process that will ensure consistent manufacture of KRX-101 across multiple batches and sources. As with all heparin-like compounds, the end product is highly sensitive to the manufacturing process utilized. Slight changes in process will often result in a different end product. Accordingly, the creation of a reproducible process will be required for the successful commercialization of KRX-101. There can be no assurance that we will be successful in this endeavor.

IF WE ARE NOT ABLE TO OBTAIN THE RAW MATERIAL REQUIRED FOR THE MANUFACTURE OF OUR LEAD PRODUCT CANDIDATE, KRX-101, OUR ABILITY TO DEVELOP AND MARKET THIS PRODUCT CANDIDATE WILL BE SUBSTANTIALLY HARMED.

Source materials for KRX-101, our lead product candidate, are derived from porcine intestines. Long-term supplies for KRX-101 could be affected by limitations in the supply of porcine intestines, over which we will have no control. Additionally, diseases affecting the world supply of pigs could have an actual or perceived negative impact on our ability, or the ability of our contract manufacturers, to source, make and/or sell KRX-101. Such negative impact could materially adversely affect the commercial success of KRX-101.

IF OUR COMPETITORS DEVELOP AND MARKET PRODUCTS THAT ARE MORE EFFECTIVE THAN OURS, OUR COMMERCIAL OPPORTUNITY MAY BE REDUCED OR ELIMINATED.

Our commercial opportunity will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer side effects or are less expensive than our drug candidates. Other companies have products or drug candidates in various stages of preclinical or clinical development to treat diseases for which we are seeking to discover and develop drug candidates. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized earlier. Even if we are successful in developing effective drugs, our products may not compete successfully with products produced by our competitors.

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

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, OUR OPERATIONS COULD BE DISRUPTED AND OUR BUSINESS COULD BE HARMED.

Subsequent to the reorganization initiated in 2002, we currently have 24 full and part-time employees and several other persons working under research agreements or consulting agreements. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to develop our lead drug candidates could be materially impaired. In addition, while we have employment agreements with Mr. Weiss and our other key executives, these agreements would not prevent any of them from terminating their employment with us.

ANY ACQUISITIONS WE MAKE MAY NOT BE SCIENTIFICALLY OR COMMERCIALLY SUCCESSFUL.

As part of our business strategy, we may effect acquisitions to obtain additional businesses, products, technologies, capabilities and personnel. If we make one or more significant acquisitions in which the consideration includes stock or other securities, your equity in us may be significantly diluted. If we make one or more significant acquisitions in which the consideration includes cash, we may be required to use a substantial portion of our available cash.

Acquisitions involve a number of operational risks, including:

      o difficulty and expense of assimilating the operations, technology and personnel of the acquired business;

      o inability to retain the management, key personnel and other employees of the acquired business;

      o inability to maintain the acquired company's relationship with key third parties, such as alliance partners;

      o exposure to legal claims for activities of the acquired business prior to acquisition;

      o     diversion of management attention; and

      o potential impairment of substantial goodwill and write-off of in-process research and development costs, adversely affecting our reported results of operations.

                    RISKS RELATED TO OUR FINANCIAL CONDITION

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS ON TERMS FAVORABLE TO US, OR AT ALL, OUR BUSINESS WOULD BE HARMED.

We expect to use rather than generate funds from operations for the foreseeable future. Based on our current plans, we believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements for at least the next two years. However, the actual amount of funds that we will need prior to or after that date will be determined by many factors, some of which are beyond our control. As a result, we may need funds sooner or in different amounts than we currently anticipate. These factors include:

      o     the progress of our development activities;

      o     the progress of our research activities;

      o     the number and scope of our research programs;

      o our ability to establish and maintain current and new research and development and licensing arrangements;

      o our ability to achieve our milestones under our licensing arrangements;

      o the costs involved in enforcing patent claims and other intellectual property rights; and

      o     the costs and timing of regulatory approvals.

If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third parties some or all of our technology. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we raise additional funds through the sale or license of our technology, we may be unable to do so on terms favorable to us.

OUR STRATEGIC REORGANIZATION MAY NOT ACHIEVE THE RESULTS WE INTEND AND MAY HARM OUR BUSINESS.

In 2002, we implemented a reorganization plan, which included an approximate 70% reduction in headcount. Our workforce reduction consisted principally of research personnel primarily involved in early-stage projects, along with certain managerial and administrative staff. The implementation of our strategic reorganization has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. If we are unable to implement our reorganization effectively, we may not successfully achieve our business strategy or reduce our costs. Moreover, we may be required to further reduce our headcount and/or program-specific expenditures, which could require us to further scale back or abandon any of our research and product development activities, or license to others products or technologies we would otherwise have sought to commercialize ourselves.

DUE TO THE RECENT REDUCTIONS IN STAFF AND ACTIVITY AT OUR RESEARCH AND DEVELOPMENT SUBSIDIARY LOCATED IN ISRAEL, CERTAIN TAX BENEFITS WE HAD RECEIVED FROM THE ISRAELI GOVERNMENT MAY BE REVOKED AND WE MAY BE REQUIRED TO REPAY SOME OR ALL OF SUCH TAX BENEFITS PREVIOUSLY RECEIVED.

In September 2001, one of our Israeli subsidiaries received the status of an "Approved Enterprise," a status which grants certain tax benefits in Israel in accordance with Paragraph 51 of the "Law for the Encouragement of Capital Investments, 1959". Through December 31, 2002, our Israeli subsidiary will have received tax benefits of approximately $731,000 as a result of our subsidiary's status as an "Approved Enterprise." As a result of recent cost reductions, the staff and activity of this subsidiary have been materially reduced. In January 2003, the subsidiary notified the Israeli governmental authority of such reductions and requested that the program instituted prior to the cost reductions be approved. In February 2003, the Israeli governmental authority informed the subsidiary that it may be in non-compliance with the conditions of its Approved Enterprise program because of the indicated reductions. Nevertheless, the Israeli governmental authority wrote that any decision in connection with the subsidiary's Approved Enterprise program has been frozen until December 31, 2003, pending receipt of the subsidiary's future plans. In the event that our subsidiary's program is not approved as a result of these cost reductions, we may be liable to repay some or all of the tax benefits received to date, which could adversely affect our cash flow and results of operations.

                   RISKS RELATED TO OUR INTELLECTUAL PROPERTY

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

Third parties may assert that we are using their proprietary technology without authorization. In addition, third parties may have or obtain patents in the future and claim that our technologies infringe their patents. If we are required to defend against patent suits brought by third parties, or if we sue third parties to protect our patent rights, we may be required to pay substantial litigation costs, and our management's attention may be diverted from operating our business. In addition, any legal action against our licensors or us that seeks damages or an injunction of our commercial activities relating to the affected technologies could subject us to monetary liability and require our licensors or us to obtain a license to continue to use the affected technologies. We cannot predict whether our licensors or we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms, if at all.

                        RISKS RELATED TO OUR COMMON STOCK

CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

As of December 31, 2002, our executive officers, directors and principal stockholders (including their affiliates) beneficially own, in the aggregate, approximately 43% of our outstanding common stock, including, for this purpose, currently exercisable options and warrants held by our executive officers, directors and principal stockholders. As a result, these persons, acting together, may have the ability to effectively determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, acting together, may have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by discouraging a potential acquirer from attempting to acquire us.

OUR STOCK PRICE COULD BE VOLATILE AND YOUR INVESTMENT COULD DECLINE IN VALUE.

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

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

THE GENERAL BUSINESS CLIMATE IS UNCERTAIN AND WE DO NOT KNOW HOW THIS WILL IMPACT OUR BUSINESS OR OUR STOCK PRICE.

Over the past several years, there have been dramatic changes in economic conditions, and the general business climate has been negatively impacted. Indices of the U.S. stock markets have fallen significantly and consumer confidence has waned. Compounding the general unease about the current business climate are the still unknown economic and political impacts of the September 11, 2001 terrorist attacks and hostilities abroad. We are unable to predict how any of these factors may affect our business or stock price.

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

ITEM 2. PROPERTIES.

We currently occupy space in New York, New York, Cambridge, Massachusetts, and Jerusalem, Israel. Our facilities in the United States consist of approximately 2,700 square feet of space at 750 Lexington Avenue, New York, New York 10022, where our executive offices are located, which we occupy pursuant to a space and expense sharing agreement with ACCESS Oncology, Inc., and 2,915 square feet of leased space at 101 Main Street, Cambridge, Massachusetts 02142, where our personnel who are responsible for coordinating our clinical development functions are located. Our research and development facilities located in Israel consist of 19,000 square feet of leased space in Jerusalem's primary high technology park, Har Hotzvim, Jerusalem, Israel 91236. Although we anticipate that our current facilities will be sufficient for our needs during the next several years, we expect additional space will be available for future expansion as necessary.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal or arbitration proceedings nor are we aware of any that are pending or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is listed on the Nasdaq National Market under the symbol "KERX". The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

                                                       Common Stock Price
                                               ---------------------------------
                                                 High                      Low
                                               --------                  -------
YEAR ENDED DECEMBER 31, 2002

Fourth Quarter ........................        $ 1.7600                  $1.0300
Third Quarter .........................        $ 2.3000                  $1.3000
Second Quarter ........................        $ 5.2000                  $1.9500
First Quarter .........................        $ 8.0000                  $4.7600

                                                       Common Stock Price
                                               ---------------------------------
                                                 High                      Low
                                               --------                  -------
YEAR ENDED DECEMBER 31, 2001

Fourth Quarter ........................        $ 8.1000                  $4.8600
Third Quarter .........................        $ 9.9500                  $5.6400
Second Quarter ........................        $10.5900                  $6.6875
First Quarter .........................        $10.6875                  $6.3750

As of December 31, 2002, there were 73 record holders of our common stock. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

USE OF PROCEEDS

On August 2, 2000, we completed an initial public offering of 4,600,000 shares of common stock at $10.00 per share. The managing underwriters in the offering were WestLB Panmure Ltd. (in the United Kingdom) and Roth Capital Partners, Inc. (in the United States). The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (Registration No. 333-37402) that was declared effective by the Securities and Exchange Commission on July 28, 2000. The proceeds to us from the offering, including the over-allotment option of 600,000 shares, after deducting underwriting discounts and commissions of approximately $3.6 million and other offering expenses of approximately $2.1 million, were approximately $46.3 million. Of the net offering proceeds, through December 31, 2002, we have used the proceeds of our initial public offering as follows:

      o approximately $5.4 million to fund clinical development for KRX-101 for diabetic nephropathy and other indications;

      o approximately $3.5 million to fund preclinical development for KRX-123 for hormone-resistant prostate cancer;

      o approximately $10.2 million to fund expansion of our KinAce platform and to further develop the compounds we have generated with it; and

      o approximately $13.4 million to use as working capital and for general corporate purposes.

We intend to continue using the net proceeds of this offering to fund these ongoing activities, as appropriate. The timing and amounts of our actual expenditures will depend on several factors, many of which are outside our control, including the timing of our entry into collaboration agreements, the progress of our clinical trials, the progress of our research and development programs, the results of other preclinical and clinical studies and the timing and costs of regulatory approvals.

Until we use the net proceeds, we intend to invest the funds in short and long-term, investment-grade, interest-bearing instruments.

ITEM 6. SELECTED FINANCIAL DATA.

The following Statement of Operations Data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and the Balance Sheet Data as of December 31, 2002, 2001, 2000, 1999 and 1998, are derived from our consolidated financial statements that have been audited by KPMG Somekh Chaikin, a member firm of KPMG International, independent certified public accountants. The financial data set forth below of Keryx Biopharmaceuticals, Inc. (a development stage company) and its predecessor company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes included elsewhere in this Form 10-K.

                                                       Years Ended December 31,
                                    -------------------------------------------------------------
                                        2002         2001         2000         1999         1998
                                    ---------    ---------    ---------    ---------    ---------
                                                 (in thousands, except per share data)
Statements of Operations Data:

Management fees from related party  $     --     $     --     $     --     $     --     $     66

Operating expenses:
 Research and development:
  Non-cash compensation               (1,382)         (17)       3,186        5,426           --
  Other research and development       9,523        7,416        3,500        1,497        1,407
                                    --------    ---------    ---------    ---------    ---------
 Total research and development        8,141        7,399        6,686        6,923        1,407

 General and administrative:
  Non-cash compensation                   (4)         139        2,668          588           --
  Other general and administrative     4,108        4,302        3,232        1,225        1,011
                                    --------    ---------    ---------    ---------    ---------
 Total general and administrative      4,104        4,441        5,900        1,813        1,011
                                    --------    ---------    ---------    ---------    ---------
Total operating expenses              12,245       11,840       12,586        8,736        2,418
                                    --------    ---------    ---------    ---------    ---------
Operating loss                       (12,245)     (11,840)     (12,586)      (8,736)      (2,352)

Other income (expense):
 Financing income (expense), net         513        2,231        1,317         (257)        (157)
 Taxes on Income                         (51)        (197)        (220)         (10)         (30)
                                    --------    ---------    ---------    ---------    ---------
Net loss                            $(11,783)    $ (9,806)    $(11,489)    $ (9,003)    $ (2,539)
                                    ========    =========    =========    =========    =========

Basic and diluted loss
 per common share                   $  (0.59)    $  (0.50)    $  (0.89)    $  (1.11)    $  (0.31)
                                    ========    =========    =========    =========    =========

                                                       As of December 31,
                                    -------------------------------------------------------------
                                      2002         2001         2000         1999         1998
                                    ---------    ---------    ---------    ---------    ---------
                                                           (in thousands)
Balance Sheet Data:

Cash and cash equivalents,
 interest receivable and
 investment securities              $ 24,131     $ 37,856     $ 48,900     $  4,127     $    128

Working capital (deficiency)          22,350       35,235       37,908        3,984         (157)

Total assets                          29,103       43,067       50,264        4,948          620

Long-term obligations                    256          766          304          118          527

Total stockholders' equity
  (deficit)                           26,330       39,215       48,867        4,436         (241)

We have never declared or paid any cash dividends on our common stock and do not currently anticipate paying cash dividends in the foreseeable future.

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

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, facilities-related and other expenses relating to the design, development, testing, and enhancement of our product candidates, as well as expenses related to in-licensing or acquisition of new product candidates. We expense our research and development costs as they are incurred.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, general legal activities and facilities related expenses.

Our results of operations include non-cash compensation expense as a result of the grants of stock, stock options and warrants. Compensation expense for options and warrants granted represents the intrinsic value (the difference between the stock price of the common stock and the exercise price of the options or warrants) of the options and warrants at the date of grant, as well as the difference between the stock price at reporting date and the exercise price, in the case where a measurement date has not been reached. We account for stock-based employee and director compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), and comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148. Compensation for options and warrants granted to consultants and other third-parties has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The compensation cost is recorded over the respective vesting periods of the individual stock options and warrants. The expense is included in the respective categories of expense in the statement of operations. We expect to record additional non-cash compensation expense in the future, which may be significant. However, because some of the options and warrants issued to employees, consultants and other third-parties either do not vest immediately or vest upon the achievement of certain milestones, the total expense is uncertain.

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

We define critical accounting policies as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. These estimates are subject to an inherent degree of uncertainty. Our critical accounting policies include the following:

Foreign Currency Translation. In preparing our consolidated financial statements, we translate non-US dollar amounts in the financial statements of our Israeli subsidiaries into US dollars. Under the relevant accounting guidance the treatment of any gains or losses resulting from this translation is dependent upon management's determination of the functional currency. The functional currency is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiaries. Generally, the currency in which a subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency. However, any dependency upon the parent and the nature of the subsidiary's operations must also be considered. If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements would be included as a separate part of our stockholders' equity under the caption "cumulative translation adjustment." However, if the functional currency of the subsidiary is deemed to be the US dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. Based on our assessment of the factors discussed above, we consider the US dollar to be the functional currency for each of our Israeli subsidiaries because the majority of the transactions of each subsidiary, including billings, payroll, taxes and other major obligations, are conducted using the US dollar. Therefore all gains and losses from translations are recorded in our statement of operations. Had we used the Israeli currency as the functional currency of our subsidiaries, exchange gains and losses would have been treated as other comprehensive income, included in a statement of comprehensive income. We believe that the amount of such comprehensive income in 2002 would not have been material.

Accounting For Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our US deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. The deferred tax asset in our financial statements relates to our wholly owned Israeli subsidiaries. These subsidiaries continue to generate taxable income in respect of services provided within the group, and therefore we believe that the deferred tax asset relating to the Israeli subsidiaries will be realized. In the event that our subsidiaries' services would not generate such taxable income, we would need to write off the deferred tax asset as an expense in the statement of operations. It should be noted that as the income is derived from companies within the consolidated group, it is eliminated upon consolidation.

In September 2001, one of our Israeli subsidiaries received the status of an "Approved Enterprise" which grants certain tax benefits in Israel in accordance with Paragraph 51 of the "Law for the Encouragement of Capital Investments, 1959". Through December 31, 2002, this Israeli subsidiary will have received tax benefits of approximately $731,000 as a result of the subsidiary's status as an "Approved Enterprise." In June 2002, the subsidiary received formal temporary notification that it had met the requirements for implementation of the benefits under this program. In January 2003, the subsidiary notified the Israeli governmental authority of reductions in its staff and operations that had formed the basis of its Approved Enterprise program, and requested that the program instituted prior to the cost reductions be approved. In February 2003, the Israeli governmental authority informed this subsidiary that it may be in non-compliance with the conditions of its Approved Enterprise program because of the indicated reductions. Nevertheless, the Israeli governmental authority indicated that it will defer any decision in connection with the subsidiary's Approved Enterprise program until December 31, 2003, and will allow it until such date to meet the objectives of its original program. In the event that the subsidiary's program is not approved as a result of these cost reductions, we may be liable to repay some or all of the tax benefits received to date, which could adversely affect our cash flow and results of operations. The Company is of the opinion that the reduction of its activity should not have a bearing on benefits received as of December 31, 2002.

Stock Compensation. During historical periods, we have granted options to employees, directors and consultants, as well as warrants to other third parties. In applying SFAS No. 123, we use the Black-Scholes pricing model to calculate the fair market value of our options and warrants. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option or warrant, the closing market price of our stock and the exercise price. We have assumed for the purposes of the Black-Scholes calculation that an option will be exercised one year after it fully vests. We base our estimates of our stock price volatility on the volatility during the year prior to the grant of the option or warrant. However, this estimate is neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, it was assumed that no dividends will be paid during the life of the options and warrants.

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

Impairment Of Long-Lived Assets And Long-Lived Assets To Be Disposed Of. We have adopted SFAS No. 144 from January 1, 2002, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We have conducted such a review in light of our restructuring in 2002. We believe that based upon this review of our future net cash flow estimates for each of drug candidates and our continued use of our assets, there is no need to record an impairment charge as of December 31, 2002.

Notwithstanding this conclusion, as a result of additional restructuring of our activities in our Jerusalem laboratory facility in March 2003, we believe that we will need to record an impairment charge during the first quarter of 2003, although the amount of this impairment charge and other costs associated with the cessation of our Jerusalem laboratory activities cannot be determined at this time. At December 31, 2002, the carrying value of the assets, including fixed assets and patents, that could be impaired, thus resulting in a non-cash write down, totaled approximately $3,755,000. We do not believe at this time that we will have to write down such assets completely.

RESTRUCTURING

We implemented a strategic reorganization, initiated in August 2002 and continuing through year's end. The reorganization included staff reductions and pay cuts of 5-10%. The program was designed to substantially reduce our early stage research expenditures so that we could focus primarily on our lead product candidate KRX-101 for the treatment of diabetic nephropathy, as well as to provide us with the resources to potentially in-license additional product candidates. The reorganization included a 46 person, or approximate 70%, reduction in our work force, including senior management, administrative staff, and research personnel involved in early stage projects. As of December 31, 2002, 25 employees had left under our restructuring plan. As part of our focus on the core indication of our lead product, we also announced that we had terminated our AIDS-related kidney disease (HIVAN) clinical trial of KRX-101.

Through December 31, 2002, we had total accumulated expenses of approximately $1,114,000 for severance benefits for employees terminated under our reorganization. Consequently, we took a charge of approximately $228,000 approximately $149,000, of which was included in general and administrative expenses and approximately $79,000 of which was included in research and development expenses. The remaining amount of approximately $886,000 had been expensed as part of our ongoing accrual for employee severance benefits in accordance with Israeli law.

As of December 31, 2002, 25 employees have left under our restructuring plan and approximately $158,000 of severance benefits have been paid.

As of December 31, 2002, approximately $956,000 in severance obligations related to our restructuring is included in accrued compensation and related liabilities. A portion of this amount was formerly included in liability in respect of employee severance obligations and was reclassified to current liabilities after it became short-term in nature. With respect to this liability, we funded deposits in respect to employee severance obligations of approximately $299,000 that was reclassified to current assets as it will be redeemed in the short term.

In March 2003, we gave notice of termination to an additional 5 employees, all based in our Jerusalem laboratory facility. As a result, we may also incur other costs related to the further restructuring of our research activities. The portion of our lease obligations relating to the Jerusalem laboratory facility amounts to approximately $792,000 through the end of 2005. Costs of severance benefits for the employees who received notice of termination in March 2003 are accrued to balance sheet date as part of the liability in respect of employee severance benefits in accordance with Israeli law.

RESULTS OF OPERATIONS

Years Ended December 31, 2002 and 2001

Revenue. We did not have any revenue for the years ended December 31, 2002 and December 31, 2001.

Research and Development Expenses. Research and development expenses, including non-cash compensation expense related to stock option grants and warrant issuances, increased by $742,000 to $8,141,000 for the year ended December 31, 2002, as compared to expenses of $7,399,000 for the year ended December 31, 2001. The increase in research and development expenses was due primarily to increased licensing costs for the in-licensing of Small Integrated Building-blocks ("SIB") technology as well as for the in-licensing of the worldwide rights for the manufacturing process of KRX-101, increased personnel and related costs, increased facilities-related costs and increased non-manufacturing clinical development costs associated with KRX-101. These increases were partially offset by a decline in manufacturing expenses associated with the KRX-101 clinical trial materials as well as a result of the implementation of cost control measures initiated in August 2002.

We expect our research and development costs to decrease over the next year as the result of the implementation of our strategic reorganization.

Non-cash compensation expense related to stock option grants and warrant issuances was negative $1,382,000 for the year ended December 31, 2002 as compared to negative $17,000 for the year ended December 31, 2001. This negative non-cash compensation expense was primarily due to the revaluation of previously issued options and warrants to consultants and other third parties as a result of the decline in our stock price pursuant to the provisions of SFAS No. 123 and EITF 96-18.

General and Administrative Expenses. General and administrative expenses, including non-cash compensation expense related to stock option grants and warrant issuances, decreased by $337,000 to $4,104,000 for the year ended December 31, 2002, as compared to expenses of $4,441,000 for the year ended December 31, 2001. The decrease in general and administrative expenses was due primarily to a reduction in outside consulting service costs and as a result of the implementation of cost control measures initiated in August 2002, partially offset by increased severance expenses.

We expect our general and administrative expenses to decrease over the next year as the result of the implementation of our strategic reorganization initiated in August 2002.

Non-cash compensation expense related to stock option grants was negative $4,000 for the year ended December 31, 2002 as compared to $139,000 for year ended December 31, 2001. This decrease in non-cash compensation expense was primarily due to the revaluation of previously issued options and warrants to consultants and other third parties as a result of the decline in our stock price pursuant to SFAS No. 123 and EITF 96-18.

Interest Income (Expense), Net. Interest income, net, decreased by $1,718,000 to $513,000 for the year ended December 31, 2002, as compared to income of $2,231,000 for the year ended December 31, 2001. The decrease during the year resulted from a lower level of invested funds and the general decline in market interest rates when compared to last year.

Income Taxes. Income tax expense decreased by $146,000 to $51,000 for the year ended December 31, 2002, as compared to an expense of $197,000 for year ended December 31, 2001. The decrease in income tax expense is attributable to the lower income tax rate used for one of our subsidiaries that attained Israeli Approved Enterprise status (see Note 9 to our audited Consolidated Financial Statements). In addition, pursuant to receiving formal temporary notification that it met the requirements for implementation of benefits under the Approved Enterprise, the subsidiary reversed an income tax liability recorded prior to having received this notification. As of December 31, 2002, we have recorded a deferred tax asset, arising from "book" and "tax" timing differences, and a deferred tax liability against income taxes for the period then ended arising from the potential distribution by the subsidiary of a cash dividend out of retained earnings which were tax exempt due to the Approved Enterprise status. Income tax expense is attributable to taxable income from the continuing operations of our subsidiaries in Israel. This income is eliminated upon consolidation of our financial statements.

Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

Years Ended December 31, 2001 and 2000

Revenue. We did not have any revenue for the years ended December 31, 2001 and December 31, 2000.

Research and Development Expenses. Research and development expenses increased by $713,000 to $7,399,000 for the year ended December 31, 2001, as compared to expenses of $6,686,000 for the year ended December 31, 2000. This increase in research and development expenses was primarily due to growth in personnel, manufacturing expenses associated with KRX-101 clinical trial inventory and increased preclinical work to advance our KinAce platform. Non-cash compensation expense related to stock option grants was negative $17,000 for the year ended December 31, 2001 as compared to $3,186,000 for the year ended December 31, 2000. This negative non-cash compensation expense was primarily due to the revaluation of previously issued options to consultants pursuant to the provisions of SFAS No. 123 and EITF 96-18.

General and Administrative Expenses. General and administrative expenses decreased by $1,459,000 to $4,441,000 for the year ended December 31, 2001, as compared to expenses of $5,900,000 for the year ended December 31, 2000. This decrease in general and administrative expenses was primarily due to a decrease in non-cash compensation offset by increased personnel and management expenses, and increased investments in business development and facilities required to support our growth. Non-cash compensation expense related to stock option grants was $139,000 for the year ended December 31, 2001 as compared to $2,668,000 for the year ended December 31, 2000.

Interest Income (Expense), Net. Interest income, net, increased by $914,000 to $2,231,000 for the year ended December 31, 2001, as compared to income of $1,317,000 for the year ended December 31, 2000. The increase resulted from a higher level of invested funds due primarily to proceeds from our initial public offering that closed in August 2000, that were invested for a full year in 2001.

Income Taxes. Income tax expense decreased by $23,000 to $197,000 for the year ended December 31, 2001, as compared to an expense of $220,000 for the year ended December 31, 2000. Income tax expense is attributable to taxable income from the continuing operations of our subsidiaries in Israel. As of December 31, 2001, we have recorded a deferred tax asset against income taxes, arising from "book" and "tax" timing differences, for the period then ended. Income taxes are related to the taxable income of our Israeli subsidiaries. This income is eliminated upon consolidation of our financial statements.

Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through various private and public financings. As of December 31, 2002, we had received net proceeds of $46.3 million from our initial public offering, and $11.6 million from private placement issuances of common and preferred stock, including $2.9 million raised through the contribution by holders of their notes issued by our predecessor company.

As of December 31, 2002, we had $24.1 million in cash, cash equivalents, interest receivable and short-term securities, a decrease of $13.8 million from December 31, 2001. Cash used in operating activities for the year ended December 31, 2002 was $12.3 million as compared to $7.3 million for the year ended December 31, 2001. This increase in cash used in operating activities was due primarily to increased expenses associated with the expansion of our business. Net cash provided by investing activities was $2.4 million for the year ended December 31, 2002. Cash provided by investing activities was primarily the result of the maturity of short-term securities, partially offset by capital expenditures.

We have incurred negative cash flow from operations since our inception. We anticipate incurring negative cash flow from operations for the foreseeable future. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts and our clinical trials.

As of December 31, 2002, we have known contractual obligations, commitments and contingencies of $2,901,000. Of this amount, $1,684,000 relates to research and development agreements, of which $1,184,000 is due during 2003, a total of $500,000 is due during 2004 and 2005, and $50,000 relates to other agreements due during 2003. The additional $1,167,000 relates to operating lease obligations, of which $407,000 is due during 2003, with the remaining $760,000 due during 2004 and 2005.

                                                                       Payments Due by Period
                                       -------------------------------------------------------------------------------------
       Contractual Obligations             Total       Less than 1 Year      1-3 Years         4-5 Years       After 5 Years
----------------------------------     -------------   -----------------   -------------     -------------     -------------
Research & development agreements      $   1,684,000     $   1,184,000     $     500,000                --                --

Other agreements                              50,000            50,000                --                --                --

Operating leases                           1,167,000           407,000           760,000                --                --

Total contractual cash obligations     $   2,901,000     $   1,641,000     $   1,260,000                --                --

In January 2003, we terminated several sponsored research agreements. As a result of such terminations, we have reduced our future research and development commitments by approximately $948,000.

Additionally, we have undertaken to make contingent milestone payments to certain of our licensors of up to approximately $5.0 million over the life of the licenses, which expire from 2017 to 2023. In certain cases, such payments will reduce any royalties due on sales of related products. In the event that the milestones are not achieved, we remain obligated to pay one licensor $50,000 annually until the license expires.

We believe that our $24.1 million in cash, cash equivalents, interest receivable and short-term securities as of December 31, 2002 will be sufficient to enable us to meet our planned operating needs and capital expenditures for at least the next 24 months. Our cash and cash equivalents as of December 31, 2002 are invested in highly liquid investments such as cash, money market accounts and short-term US corporate debt securities. As of December 31, 2002, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout 2003 will continue to be funded from existing cash, cash equivalents, and short-term securities.

Our forecast of the period of time through which our cash, cash equivalents and short-term securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

These factors include the following:

      o the timing of expenses associated with product development of our proprietary product candidates, especially KRX-101, and including those expected to be in-licensed, partnered or acquired;

      o the timing of the in-licensing, partnering and acquisition of new product opportunities;

      o the progress of the development efforts of parties with whom we have entered into research and development agreements;

      o     our ability to achieve our milestones under licensing arrangements;

      o the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

      o     the amount of any funds expended to repurchase our common stock.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies EITF 94-3. According to SFAS 146, commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. SFAS No. 146 revises accounting for specified employee and contract terminations that are part of restructuring activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, however earlier adoption is encouraged. We are required to adopt SFAS No. 146 on January 1, 2003. We believe that the adoption of SFAS No. 146 will not have a significant impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB statement No. 123" ("SFAS No. 148"). SAFS No. 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The Statement also requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results. The Statement also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure requirements applicable to fiscal years ending after December 15, 2002, and are considering our position with regard to the adoption of SFAS No. 148.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (hereinafter the Interpretation), which addresses, among other things, the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in Note 10 to the consolidated financial statements. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We are evaluating the anticipated effect of the recognition provisions of FIN 45 on our consolidated financial statements.

As noted above, we have adopted the disclosure requirements of the Interpretation (see Note 10) and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

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

Foreign Currency Rate Fluctuations. While our Israeli subsidiaries transact business in New Israel Shekels or NIS, most operating expenses and commitments are linked to the US dollar. As a result, there is currently minimal exposure to foreign currency rate fluctuations. Any foreign currency revenues and expenses are translated using the daily average exchange rates prevailing during the year and any transaction gains and losses are included in net income. In the future, our subsidiaries may enter into NIS-based commitments that may expose us to foreign currency rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements as of December 31, 2002 are presented beginning on page F-1 of this Annual Report on Form 10-K. The following table sets forth unaudited selected operating results for each of the four fiscal quarters in the years ended December 31, 2002 and December 31, 2001. We believe that the following selected quarterly information includes all adjustments, consisting only of normal, recurring adjustments, that we consider necessary to present this information fairly. You should read this financial information in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Our results of operations have fluctuated in the past and are likely to continue to fluctuate greatly from quarter to quarter in the future. Therefore, results of operations for any previous periods are not necessarily indicative of results of operations to be recorded in the future.

                                                        2002
                                     --------------------------------------------
                                     Mar. 31     June 30     Sept. 30    Dec. 31
                                     --------    --------    --------    --------
                                        (in thousands except per share data)
Operating expenses:
Research and development:
 Non-cash compensation               $   (580)   $   (764)   $   (195)   $    157
 Other research and development         2,943       2,316       2,306       1,958
                                     --------    --------    --------    --------
 Total research and development         2,363       1,552       2,111       2,115

General and administrative:
 Non-cash compensation                     (6)         (2)          2           2
 Other general and administrative       1,310       1,082         952         764
                                     --------    --------    --------    --------
 Total general and administrative       1,304       1,080         954         766
                                     --------    --------    --------    --------
Total operating expenses                3,667       2,632       3,065       2,881
                                     --------    --------    --------    --------
Operating loss                         (3,667)     (2,632)     (3,065)     (2,881)

Other income (expense)
 Financing income, net                    174         160          69         110
 Taxes on income                          (50)         61         (36)        (26)
                                     --------    --------    --------    --------
Net loss                             $ (3,543)   $ (2,411)   $ (3,032)   $ (2,797)
                                     ========    ========    ========    ========
Basic and diluted loss
 per common share                    $  (0.18)   $  (0.12)   $  (0.15)   $  (0.14)
                                     ========    ========    ========    ========

                                                        2001
                                     --------------------------------------------
                                     Mar. 31     June 30     Sept. 30    Dec. 31
                                     --------    --------    --------    --------
                                         (in thousands except per share data)
Operating expenses:
Research and development:
 Non-cash compensation               $    353    $    646    $ (1,285)   $    269
 Other research and development         1,678       2,065       2,009       1,664
                                     --------    --------    --------    --------
 Total research and development         2,031       2,711         724       1,933

General and administrative:
 Non-cash compensation                     48          35          23          33
 Other general and administrative       1,069       1,240       1,086         907
                                     --------    --------    --------    --------
 Total general and administrative       1,117       1,275       1,109         940
                                     --------    --------    --------    --------
Total operating expenses                3,148       3,986       1,833       2,873
                                     --------    --------    --------    --------
Operating loss                         (3,148)     (3,986)     (1,833)     (2,873)

Other income (expense)
 Financing income, net                    870         549         582         230
 Taxes on income                         (110)        (10)        (59)        (18)
                                     --------    --------    --------    --------
Net loss                             $ (2,388)   $ (3,447)   $ (1,310)   $ (2,661)
                                     ========    ========    ========    ========
Basic and diluted loss
 per common share                    $  (0.12)   $  (0.17)   $  (0.07)   $  (0.13)
                                     ========    ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item regarding the security ownership of certain of our beneficial owners and our management is incorporated herein by reference to our Proxy Statement for our 2003 Annual Meeting of Stockholders.

The following table provides information as of December 31, 2002, about the securities authorized for issuance under our equity compensation plans, consisting of our 1999 Share Option Plan, as amended, our 2000 Share Option Plan, as amended, and our 2002 CEO Incentive Plan.

                                        Equity Compensation Plan Information

                                            (a)                         (b)                        (c)
                                                                                            Number of securities
                                                                                           remaining available for
                                Number of securities to be       Weighted-average       future issuance under equity
                                  issued upon exercise of        exercise price of           compensation plans
                                   outstanding options,        outstanding options,         (excluding securities
Plan Category                       warrants and rights         warrants and rights       reflected in column (a))
-------------                       -------------------         -------------------       ------------------------
Equity compensation plans
   approved by security
   holders.................              7,147,370                    $1.6051                     1,366,130

Equity compensation plans
   not approved by
   security holders........              2,197,657                    $1.2139                        22,500

             Total.........              9,345,027                    $1.5128                     1,388,630

2002 CEO Incentive Plan

      In December 2002, our board of directors adopted the 2002 CEO Incentive Plan, pursuant to which it granted our newly-appointed Chief Executive Officer, Michael S. Weiss, an option to purchase up to 2,002,657 shares of authorized but unissued common stock. The option has a term of no more than ten (10) years plus one day from the date of the grant, unless otherwise authorized by our board of directors. The option granted to Mr. Weiss was part of a total grant of options issued pursuant to the 1999 and 2000 Plans and the 2002 CEO Incentive Plan, to purchase a total of 4,050,000 shares of our common stock. Of these options, one-third (or 1,350,000) vest over a three-year period and two-thirds (or 2,700,000) vest upon the earlier of the achievement of certain performance-based milestones or December 23, 2012. In addition, in the event of a merger, acquisition or other change of control or in the event that we terminate Mr. Weiss' employment, either without cause or as a result of his death or disability, or he terminates his employment for good reason, the exercisability of any of the options described in this paragraph that are unexercisable at the time of such event or termination shall accelerate and the time period during which he shall be allowed to exercise such options shall be extended to the shorter of two years from the date of the termination of his employment or December 24, 2012. Additionally, our board of directors shall have the discretion to accelerate all or a portion of these options at any time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Based on their evaluations as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer, with the participation of our full management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

      3. Exhibits.

See Section (c) below.

      (b) Reports on Form 8-K.

On December 23, 2003, we filed an 8-K (Item 5) announcing the appointment of Michael S. Weiss as our Chairman and Chief Executive Officer, replacing Dr. Benjamin Corn, who resigned his position as Chief Executive Officer and President, effective as of that date. On the same date, we also announced that Dr. Morris Laster, our Executive Chairman, resigned to pursue other activities.

      (c) Exhibits

Listed below are the exhibits that are filed as part of this Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K). Each exhibit marked by the number:

      (1) is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-37402) filed on May 19, 2000;

      (2) is incorporated by reference to the First Amendment to our Registration Statement on Form S-1 (File No. 333-37402) filed on June 30, 2000;

      (3) is incorporated by reference to our Annual Report on Form 10-K (File No. 000-30929) filed on March 30, 2001;

      (4) is incorporated by reference to our Quarterly Report on Form 10-Q (File No. 30929) filed on November 13, 2001;

      (5) is incorporated by reference to our Annual Report on Form 10-K (File No. 30929) filed on March 26, 2002; and

      (6) is incorporated by reference to our Quarterly Report on Form 10-Q (File No. 30929) filed on November 12, 2002.

Portions of each exhibit marked with a (!) have been redacted and filed separately with the Commission pursuant to a request for confidential treatment.

Each exhibit marked (+) is a management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.

Exhibit
 Number                            Description
-------                            -----------
2.1(1) --Asset Purchase Agreement between Partec Ltd. (a predecessor company of Keryx Biopharmaceuticals, Inc.) and B.R.T.
          Biopharmaceuticals Ltd., dated as of November 11, 1999.

2.2(1) --Asset Purchase Agreement between Partec Ltd. and Keryx Biopharmaceuticals, Inc. (f/k/a Lakaro Biopharmaceuticals, Inc.), dated as of November 18, 1999.

3.1(1) --Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., as amended.

3.2(5)    --Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc.

4.1(2)    --Specimen Common Stock Certificate.

4.2(1) --Form of Stock Purchase Agreement for the purchase of shares of Common Stock.

4.4(1) --Form of Contribution Agreement between Keryx Biopharmaceuticals, Inc. and the holders of 12% Convertible Notes of Partec Ltd.

4.5 --Warrant No. 5 for the Purchase of Shares of Common Stock between Yissum Research and Development Company of the Hebrew University of Jerusalem and Keryx Biopharmaceuticals, Inc., dated December 12, 2001.

4.6 --Warrant No. 6 for the Purchase of Shares of Common Stock between Yissum Research and Development Company of the Hebrew University of Jerusalem and Keryx Biopharmaceuticals, Inc., dated December 12, 2001.

4.7 --Warrant No. 7 for the Purchase of Shares of Common Stock between Children's Medical Center Corporation and Keryx Biopharmaceuticals, Inc., dated March 3, 2002.

4.8 --Warrant No. 8 for the Purchase of Shares of Common Stock between Children's Medical Center Corporation and Keryx Biopharmaceuticals, Inc., dated March 3, 2002.

4.9 --Warrant No. 9 for the Purchase of Shares of Common Stock between Shmuel Ben Sasson and Keryx Biopharmaceuticals,
          Inc., dated March 3, 2003.

4.10 --Warrant No. 10 for the Purchase of Shares of Common Stock between Shmuel Ben Sasson and Keryx Biopharmaceuticals,
          Inc., dated March 3, 2003.

4.11 --Form of Warrant for the Purchase of Shares of Common Stock between Yissum Research and Development Company of the Hebrew University of Jerusalem and Keryx Biopharmaceuticals, Inc., dated January 10, 2002.

4.12(1) --Form of Warrant for the Purchase of Shares of Common Stock between certain holders of Series A Preferred Stock and Keryx
          Biopharmaceuticals, Inc., dated as of December 14, 1999.

10.1+ --Severance Agreement between Morris Laster, M.D. and Keryx Biopharmaceuticals, Inc., dated February 27, 2003.

10.2+ --Severance Agreement between Benjamin Corn, M.D. and Keryx Biopharmaceuticals Inc., dated February 23, 2003.

10.3(6)+ --Severance Agreement between Robert Gallahue, Jr. and Keryx Biopharmaceuticals, Inc., dated August 15, 2002.

10.4(6)+ --Agreement between Ira Weinstein and Keryx Biopharmaceuticals, Inc., dated August 15, 2002, concerning a reduction in compensation.

10.5(1)! --Exclusive License Agreement between the Children's Medical Center Corporation and Keryx Biopharmaceuticals, Inc., dated as of November 18, 1999.

10.6(1)! --License Agreement between Alfa Wassermann S.p.A. and Partec Ltd., dated as of November 12, 1998.

10.7(5)! --License Agreement between Yissum Research & Development Company of the Hebrew University of Jerusalem and Keryx Biopharmaceuticals, Inc., dated as of January 10, 2002.

10.8(6)!  --License Agreement between Opocrin S.p.A. and Keryx
          Biopharmaceuticals, Inc., dated September 25, 2002.

10.9(1) --Management Services Agreement between Keryx Biopharmaceuticals, Inc. and B.R.T. Biopharmaceuticals Ltd. (now Keryx Biopharmaceuticals Ltd.), dated as of November 30, 1999.

10.10(1)  --Form of KRX-101 Scientific Advisory Board Agreement.

10.11(1) --Form of KinAce Scientific Advisory Board Agreement between Keryx Biopharmaceuticals, Inc. and Dr. James Broach.

10.12(2) --Form of KinAce Scientific Advisory Board Agreement between Moshe Oren, Ph.D. and Keryx Biopharmaceuticals, Inc.

10.13(3)+ --Employment Agreement between Keryx Biopharmaceuticals, Inc. and Ira
          Weinstein, dated as of November 19, 1999.

10.14(3)+ --Employment Agreement between Keryx (Israel) Ltd. and Ira Weinstein, dated as of November 19, 1999.

10.15(3)+ --Employment Agreement between Keryx Biopharmaceuticals, Inc. and Bob
          Trachtenberg, dated as of November 19, 1999.

10.16(3)+ --Employment Agreement between Keryx (Israel) Ltd. and Bob
          Trachtenberg, dated as of November 19, 1999.

10.17(3) --Lease Agreement between RMPA Nechasim, Ltd. and Keryx (Israel) Ltd., dated as of December 21, 2000.

10.18 --Amendment, dated as of March 25, 2003, to the Exclusive License Agreement between the Children's Medical Center Corporation and Keryx Biopharmaceuticals, Inc., dated as of November 18, 1999.

10.19(4)+ --Employment Agreement between Barry Cohen and Keryx
          Biopharmaceuticals, Inc., dated as of September 24, 2001.

10.20(5)+ --Employment Agreement between Thomas J. Humphries, M.D. and Keryx
          Biopharmaceuticals, Inc., dated as of November 9, 2001.

10.21(5)  --Amended Management Services Agreement between Keryx
          Biopharmaceuticals, Inc. and Keryx Biomedical Technologies Ltd., dated as of November 1, 2001.

10.22(5) --Sub-lease Agreement between Keryx Biopharmaceuticals, Inc. and Zero Stage Capital, Inc., dated June 20, 2001.

10.23(4)+ --Agreement between Bob Trachtenberg and Keryx Biopharmaceuticals,
          Inc., dated August 15, 2002, concerning a reduction in compensation.

10.24(4)+ --Agreement between Thomas J. Humphries, M.D. and Keryx
          Biopharmaceuticals, Inc., dated August 15, 2002, concerning a reduction in compensation.

10.25(4)+ --Agreement between Barry Cohen and Keryx Biopharmaceuticals, Inc., dated August 15, 2002, concerning a reduction in compensation.

21.1      --List of subsidiaries of Keryx Biopharmaceuticals, Inc.

23.1      --Consent of KPMG.

99.1      -- Certifications Pursuant to 18 U.S.C. Section 1350

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                             KERYX BIOPHARMACEUTICALS, INC.

                                             By: /s/ Michael S. Weiss
                                             -----------------------------
                                             Michael S. Weiss
                                             Chairman & Chief Executive Officer

                                             Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report below on behalf of Keryx and in the capacities and on the dates indicated.


Signature                                          Title
/s/ Michael S. Weiss                                                           March 31, 2003
--------------------------------------
Chairman and Chief Executive Officer
Michael S. Weiss
(Principal Executive Officer)


/s/ Ira Weinstein.                                                             March 31, 2003
--------------------------------------
Ira Weinstein Interim Chief Financial
Officer and Treasurer (Principal Financial
and Accounting Officer)


/s/ Francis J. T. Fildes                    Director                           March 31, 2003
--------------------------------------
Francis J. T. Fildes


                                            Director                           March 31, 2003
-------------------------------------
Malcolm Hoenlein


/s/ Peter M. Kash                           Vice Chairman                      March 31, 2003
-------------------------------------
Peter M. Kash


                                            Director                           March 31, 2003
-------------------------------------
Mark H. Rachesky, M.D.


/s/ Lindsay A. Rosenwald, M.D.              Director                           March 31, 2003
-------------------------------------
Lindsay A. Rosenwald, M.D.


                                            Director                           March 31, 2003
-------------------------------------
Wayne Rothbaum

                                 CERTIFICATIONS

I, Michael S. Weiss, certify that:

1.    I have reviewed this annual report on Form 10-K of Keryx
      Biopharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Keryx Biopharmaceuticals, Inc. as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Keryx
      Biopharmaceuticals, Inc. and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the disclosure controls and procedures of Keryx Biopharmaceuticals, Inc. as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the auditors of Keryx Biopharmaceuticals, Inc. and the audit committee of the board of directors (or persons performing the equivalent functions) of Keryx Biopharmaceuticals, Inc.:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the ability of Keryx Biopharmaceuticals, Inc. to record, process, summarize and report financial data and have identified for such auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of Keryx Biopharmaceuticals, Inc.; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    /s/ Michael S. Weiss
                                    --------------------------------------
                                    Michael S. Weiss
                                    Chief Executive Officer
Dated: March 31, 2003               (Principal Executive Officer)

I, Ira Weinstein, certify that:

1.    I have reviewed this annual report on Form 10-K of Keryx
      Biopharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Keryx Biopharmaceuticals, Inc. as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Keryx
      Biopharmaceuticals, Inc. and have;

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the disclosure controls and procedures of Keryx Biopharmaceuticals, Inc. as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the auditors of Keryx Biopharmaceuticals, Inc. and the audit committee of the board of directors (or persons performing the equivalent functions) of Keryx Biopharmaceuticals, Inc.:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the ability of Keryx Biopharmaceuticals, Inc. to record, process, summarize and report financial data and have identified for the such auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of Keryx Biopharmaceuticals, Inc.; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    /s/ Ira Weinstein
                                    --------------------------------------------
                                    Ira Weinstein
                                    Interim Chief Financial Officer
Dated: March 31, 2003               (Principal Financial and Accounting Officer)

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Financial Statements as of December 31, 2002
--------------------------------------------------------------------------------

Contents

Page
----

Independent Auditor's Report                                                 F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001                 F-3

Consolidated Statements of Operations for the years ended
   December 31, 2002, 2001 and 2000                                          F-4

Consolidated Statements of Changes in Stockholders' Equity for the
   years ended December 31, 2002, 2001 and 2000                              F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 2002, 2001 and 2000                                         F-10

Notes to Consolidated Financial Statements                                  F-12

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Financial Statements as of December 31, 2002
--------------------------------------------------------------------------------

Independent Auditor's Report

To the Board of Directors and Shareholders of Keryx Biopharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Keryx Biopharmaceuticals, Inc. (the "Company"), a development stage company, and its subsidiaries, as of December 31, 2002 and 2001 and the related consolidated statements of operations, statements of changes in stockholders' equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2002, and for the development stage period. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, a development stage company, and its subsidiaries, at December 31, 2002 and 2001 and the results of their operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, and for the development stage period, in conformity with accounting principles generally accepted in the United States.


Somekh Chaikin

Certified Public Accountants (Isr.)
A member firm of KPMG International

Jerusalem, Israel
March 26, 2003

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Consolidated Balance Sheets as of December 31
----------------------------------------------------------------------------
(in thousands, except share amounts)

                                                                       2002         2001
                                                                   --------     --------
Assets

Current assets

Cash and cash equivalents (Note 2)                                 $ 13,350     $ 23,345
Investment securities, held-to-maturity (Note 3)                     10,575       14,308
Deposits in respect of employee severance
 obligations (current portion) (Note 6)                                 299           --
Accrued interest receivable                                             206          203
Deferred tax asset (Note 9)                                             170           --
Other receivables and prepaid expenses                                  267          465
                                                                   --------     --------
Total current assets                                                 24,867       38,321
                                                                   --------     --------

Deposits in respect of employee severance obligations (Note 6)          117          291

Property, plant and equipment, net (Note 4)                           3,031        3,338

Deferred tax asset (Note 9)                                              --          115
Other assets (primarily intangible assets), net  (Note 5)             1,088        1,002
                                                                   --------     --------

Total assets                                                       $ 29,103     $ 43,067
                                                                   ========     ========

Liabilities and Stockholders' Equity

Current liabilities

Accounts payable and accrued expenses                              $    920     $  2,099
Income taxes payable (Note 9)                                           177          277
Accrued compensation and related liabilities                          1,420          710
                                                                   --------     --------
Total current liabilities                                             2,517        3,086
                                                                   --------     --------
Liability in respect of employee severance obligations (Note 6)         188          766
Deferred tax liability, net (Note 9)                                     68           --
                                                                   --------     --------
Total liabilities                                                     2,773        3,852
                                                                   --------     --------

Commitments and contingencies

Stockholders' equity (Note 7)

Common stock, $0.001 par value per share (40,000,000 and
 40,000,000 shares authorized, 19,913,185 and 19,846,694
 shares issued, 19,866,885 and 19,846,694
 shares outstanding at December 31, 2002 and 2001, respectively)         20           19
Additional paid-in capital                                           72,067       74,025
Treasury stock, at cost, 46,300 shares at December 31, 2002             (77)          --
Unearned compensation                                                  (178)      (1,110)
Deficit accumulated during the development stage                    (45,502)     (33,719)
                                                                   --------     --------
Total stockholders' equity                                           26,330       39,215
                                                                   --------     --------
Total liabilities and stockholders' equity                         $ 29,103     $ 43,067
                                                                   ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Consolidated Statements of Operations for the Year Ended December 31
----------------------------------------------------------------------------
(in thousands, except share and per share amounts)

                                                                                                       Amounts
                                                                                                   accumulated
                                                                                                    during the
                                                                                                   development
                                                       2002             2001             2000            stage
                                               ------------     ------------     ------------     ------------
Management fees from related party             $         --     $         --     $         --     $        300
                                               ------------     ------------     ------------     ------------

Operating expenses
Research and development:
 Non-cash compensation                         $     (1,382)    $        (17)    $      3,186     $      7,213
 Other research and development                       9,523            7,416            3,500           23,911
                                               ------------     ------------     ------------     ------------
 Total research and development expenses              8,141            7,399            6,686           31,124
                                               ------------     ------------     ------------     ------------
General and administrative:
 Non-cash compensation                                   (4)             139            2,668            3,391
 Other general and administrative                     4,108            4,302            3,232           14,405
                                               ------------     ------------     ------------     ------------
 Total general and administrative expenses            4,104            4,441            5,900           17,796
                                               ------------     ------------     ------------     ------------
Total operating expenses                             12,245           11,840           12,586           48,920
                                               ------------     ------------     ------------     ------------
Operating loss                                      (12,245)         (11,840)         (12,586)         (48,620)

Interest income                                         582            2,316            1,368            4,291

Interest expense and other bank charges                 (69)             (85)             (51)            (656)
                                               ------------     ------------     ------------     ------------
Net loss before income taxes                        (11,732)          (9,609)         (11,269)         (44,985)

Income taxes (Note 9)                                    51              197              220              517
                                               ------------     ------------     ------------     ------------
Net loss                                       $    (11,783)    $     (9,806)    $    (11,489)    $    (45,502)
                                               ============     ============     ============     ============
Basic and diluted loss per common share        $      (0.59)    $      (0.50)    $      (0.89)    $      (3.55)
                                               ============     ============     ============     ============

Weighted average shares used in computing
basic and diluted net loss per common share      19,897,939       19,699,542       12,929,643       12,808,738

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Statement of Changes in Stockholders' Equity
-----------------------------------------------------------------------------
(in thousands, except share amounts)

                                                    Series A convertible
                                                        preferred stock                Common stock            Additional
                                                  ---------------------------    -------------------------      paid-in
                                                    Shares          Amount         Shares         Amount         capital
                                                  -----------     -----------    -----------    -----------    -----------
Balance at December 31, 1999                           79,465     $        --*     1,208,306    $         1    $    19,713
Changes during the year:
Issuance of Series A convertible preferred
 stock to investors at $100 per share for
 cash (net of issuance expenses of $271)               39,180              --*            --             --          3,647
Receipt on account of shares issued in
 prior years                                               --              --      6,900,000              7             --
Conversion of Series A convertible
 preferred stock to common stock                     (118,645)             --*     6,114,962              6             (6)
Issuance of common stock in initial public
 offering, including exercise of overallotment
 (net of issuance expenses of $5,702)                      --              --      5,200,000              5         46,293
Exercise of warrants                                       --              --        109,504             --*             1
Compensation in respect of options
 granted to employees, directors and
 consultants                                               --              --             --             --          3,734
Compensation in respect of warrants for
 common stock issued to technology licensor                --              --             --             --          3,070
Warrants of common stock issued to related
 party as finder's fee in private placement                --              --             --             --            114
Net loss                                                   --              --             --             --             --
                                                  -----------     -----------    -----------    -----------    -----------
Balance at December 31, 2000                               --     $        --*    19,532,772    $        19    $    76,566
                                                  ===========     ===========    ===========    ===========    ===========


                                                                                                   Deficit
                                                                                                 accumulated
                                                       Treasury stock                             during the
                                                  ----------------------------      Unearned      development
                                                     Shares          Amount       compensation       stage            Total
                                                  ------------    ------------    ------------    ------------     ------------
Balance at December 31, 1999                                --    $         --    $     (2,854)   $    (12,424)    $      4,436
Changes during the year:
Issuance of Series A convertible preferred
 stock to investors at $100 per share for
 cash (net of issuance expenses of $271)                    --              --              --              --            3,647
Receipt on account of shares issued in
 prior years                                                --              --              --              --                7
Conversion of Series A convertible
 preferred stock to common stock                            --              --              --              --               --
Issuance of common stock in initial public
 offering, including exercise of overallotment
 (net of issuance expenses of $5,702)                       --              --              --              --           46,298
Exercise of warrants                                        --              --              --              --                1
Compensation in respect of options
 granted to employees, directors and
 consultants                                                --              --             431              --            4,165
Compensation in respect of warrants for
 common stock issued to technology licensor                 --              --          (1,382)             --            1,688
Warrants of common stock issued to related
 party as finder's fee in private placement                 --              --              --              --              114
Net loss                                                    --              --              --         (11,489)         (11,489)
                                                  ------------    ------------    ------------    ------------     ------------
Balance at December 31, 2000                                --    $         --    $     (3,805)   $    (23,913)    $     48,867
                                                  ============    ============    ============    ============     ============

*     Amount less than $1,000

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

-----------------------------------------------------------------------------
(in thousands, except share amounts)

                                               Series A convertible
                                                  preferred stock             Common stock           Additional
                                             -----------------------    -------------------------      paid-in
                                               Shares       Amount         Shares        Amount        capital
                                             ---------   -----------    -----------    ----------    ----------
Balance at December 31, 2000                        --    $       --*    19,532,772    $       19    $  76,566
Changes during the year:
Exercise of warrants                                --            --        137,922            --*          10
Exercise of options                                 --            --        176,000            --*          23
Compensation in respect of options
 granted to employees, directors and
 consultants                                        --            --             --            --       (1,514)
Compensation in respect of warrants for
 common stock issued to technology licensor         --            --             --            --       (1,060)
Net loss                                            --            --             --            --           --
                                             ---------   -----------    -----------    ----------    ---------
Balance at December 31, 2001                        --   $        --*    19,846,694    $       19    $  74,025
                                             =========   ===========    ===========    ==========    =========


                                                                                        Deficit
                                                                                      accumulated
                                                  Treasury stock                       during the
                                             -----------------------      Unearned    development
                                               Shares       Amount      compensation      stage         Total
                                             --------    -----------    ------------   -----------   ----------
Balance at December 31, 2000                       --    $        --    $    (3,805)   $  (23,913)   $  48,867
Changes during the year:
Exercise of warrants                               --             --             --            --           10
Exercise of options                                --             --             --            --           23
Compensation in respect of options
 granted to employees, directors and
 consultants                                       --             --          1,738            --           18
Compensation in respect of warrants for
 common stock issued to technology licensor        --             --            957            --          103
Net loss                                           --             --             --        (9,806)      (9,806)
                                             --------    -----------    ------------   ----------    ---------
Balance at December 31, 2001                       --    $        --    $    (1,110)   $  (33,719)   $  39,215
                                             ========    ===========    ============   ==========    =========

*     Amount less than $1,000

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

-----------------------------------------------------------------------------
(in thousands, except share amounts)

                                               Series A convertible
                                                  preferred stock             Common stock           Additional
                                             ------------------------   -------------------------      paid-in
                                               Shares       Amount         Shares        Amount        capital
                                             ---------   -----------    ------------   -----------   ----------
Balance at December 31, 2001                       --    $        --*    19,846,694    $       19    $  74,025
Changes during the year:
Issuance of common stock to technology
 licensors for technology license                  --             --         48,491             1          358
Purchase of common stock                           --             --             --            --           --
Exercise of warrants                               --             --             --            --           --
Exercise of options                                --             --         18,000            --*           2
Compensation in respect of options
 granted to employees, directors and
 consultants                                       --             --             --            --         (173)
Compensation in respect of warrants for
 common stock issued to technology licensor        --             --             --            --       (2,145)
Net loss                                           --             --             --            --           --
                                             --------    -----------    -----------    ----------    ---------
Balance at December 31, 2002                       --    $        --*    19,913,185    $       20    $  72,067
                                             ========    ===========    ===========    ==========    =========


                                                                                        Deficit
                                                                                      accumulated
                                                  Treasury stock                       during the
                                             ------------------------     Unearned    development
                                               Shares       Amount      compensation      stage        Total
                                             ---------   ------------   ------------   -----------   ----------
Balance at December 31, 2001                       --    $        --    $    (1,110)   $  (33,719)   $  39,215
Changes during the year:
Issuance of common stock to technology
 licensors for technology license                  --             --             --            --          359
Purchase of common stock                       46,300            (77)            --            --          (77)
Exercise of warrants                               --             --             --            --           --
Exercise of options                                --             --             --            --            2
Compensation in respect of options
 granted to employees, directors and
 consultants                                       --             --            145            --          (28)
Compensation in respect of warrants for
 common stock issued to technology licensor        --             --            787            --       (1,358)
Net loss                                           --             --             --       (11,783)     (11,783)
                                             --------    -----------    -----------    ----------    ---------
Balance at December 31, 2002                   46,300    $       (77)   $      (178)   $  (45,502)   $  26,330
                                             ========    ===========    ===========    ==========    =========

* Amount less than $1,000

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

-----------------------------------------------------------------------------
(in thousands, except share amounts)

                                                         Series A convertible
                                                            preferred stock             Common stock           Additional
                                                       -------------------------  -------------------------      paid-in
                                                         Shares       Amount         Shares        Amount        capital
                                                       ----------  -------------  ------------   -----------   ----------
Amounts accumulated during the development stage:
Contributed capital                                           --    $        --            --    $       --    $   3,181
Conversion of convertible notes of Partec
 into stock in Keryx                                          --             --            --            --        2,973
Issuance of Series A convertible preferred
 stock to investors at $100 per share for
 cash (net of issuance expenses of $552)                  89,180             --*           --            --        8,338
Issuance of Series A convertible preferred
 stock at $0.001 par value to noteholders
 in exchange for note of predecessor                      29,465             --*           --            --           --
Issuance of common stock to technology
 licensors for technology license                             --             --     1,256,797             2          358
Receipt on account of shares issued in
 prior years                                                  --             --     6,900,000             7           --
Conversion of Series A convertible
 preferred stock to common stock                        (118,645)            --*    6,114,962             6           (6)
Issuance of common stock in initial public
 offering, including exercise of overallotment
 (net of issuance expenses of $5,702)                         --             --     5,200,000             5       46,293
Purchase of common stock                                      --             --            --            --           --
Exercise of warrants                                          --             --       247,426            --*          11
Exercise of options                                           --             --       194,000            --*          25
Compensation in respect of options
 granted to employees, directors
 and consultants                                              --             --            --            --        8,542
Compensation in respect of warrants for
 common stock issued to technology licensor                   --             --            --            --        1,650
Warrants of common stock issued to related
 party as finder's fee in private placement                   --             --            --            --          114
Warrants for common stock issued to
 noteholders in exchange for note of predecessor              --             --            --            --          588
Net loss                                                      --             --            --            --           --
                                                       ---------   ------------   -----------    ----------    ---------
                                                              --   $         --*   19,913,185    $       20    $  72,067
                                                       =========   ============   ===========    ==========    =========

*     Amount less than $1,000

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

-----------------------------------------------------------------------------
(in thousands, except share amounts)

                                                                                                 Deficit
                                                                                               accumulated
                                                           Treasury stock                       during the
                                                      ------------------------     Unearned    development
                                                        Shares       Amount      compensation      stage          Total
                                                      ---------   ------------   ------------   -----------   ----------
Amounts accumulated during the development stage:
Contributed capital                                         --    $        --    $        --    $       --    $   3,181
Conversion of convertible notes of Partec
 into stock in Keryx                                        --             --             --            --        2,973
Issuance of Series A convertible preferred
 stock to investors at $100 per share for
 cash (net of issuance expenses of $552)                    --             --             --            --        8,338
Issuance of Series A convertible preferred
 stock at $0.001 par value to noteholders
 in exchange for note of predecessor                        --             --             --            --           --
Issuance of common stock to technology
 licensors for technology license                           --             --             --            --          360
Receipt on account of shares issued in
 prior years                                                --             --             --            --            7
Conversion of Series A convertible
 preferred stock to common stock                            --             --             --            --           --
Issuance of common stock in initial public
 offering, including exercise of overallotment
 (net of issuance expenses of $5,702)                       --             --             --            --       46,298
Purchase of common stock                                46,300            (77)            --            --          (77)
Exercise of warrants                                        --             --             --            --           11
Exercise of options                                         --             --             --            --           25
Compensation in respect of options
 granted to employees, directors
 and consultants                                            --             --          1,142            --        9,684
Compensation in respect of Warrants for
 common stock issued to technology licensor                 --             --         (1,320)           --          330
Warrants of common stock issued to related
 party as finder's fee in private placement                 --             --             --            --          114
Warrants for common stock issued to
 noteholders in exchange for note of predecessor            --             --             --            --          588
Net loss                                                    --             --             --       (45,502)     (45,502)
                                                      --------    -----------     ----------    ----------    ---------
                                                        46,300    $       (77)    $     (178)   $  (45,502)   $  26,330
                                                      ========    ===========     ==========    ==========    =========

*     Amount less than $1,000

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Consolidated Statements of Cash Flows for the Year Ended December 31
-----------------------------------------------------------------------------
(in thousands)

                                                                                                                 Amounts
                                                                                                             accumulated
                                                                                                              during the
                                                                                                             development
                                                                         2002         2001         2000            stage
                                                                     --------     --------     --------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                             $(11,783)    $ (9,806)    $(11,489)    $    (45,502)

Adjustments to reconcile cash flows used in operating activities:
Revenues and expenses not involving cash flows:
Employee stock compensation expense                                       104          335        3,556            8,960
Consultants' and third party stock compensation
  expense (negative expense)                                           (1,490)        (213)       2,297            1,644
Issuance of common stock to technology licensor                           359           --           --              359
Interest on convertible notes settled
  through issuance of preferred shares                                     --           --           --              253
Provision for employee severance obligations                             (578)         462          187              188
Depreciation and amortization                                             953          250           47            1,326
Loss on disposal of property, plant and equipment                          56           28           --               84
Exchange rate differences                                                  26           62            3               84
Changes in assets and liabilities:
Decrease (increase) in other receivables
  and prepaid expenses                                                    198         (260)          47             (262)
Decrease (increase) in accrued interest
  receivable                                                               (3)         392         (595)            (206)
Changes in deferred tax provisions                                         13         (115)          --             (102)
Decrease in amounts due to related party                                   --           --         (141)              --
(Decrease) increase in accounts payable
  and accrued expenses                                                   (750)         730          763              870
(Decrease) increase in income taxes payable                              (100)         252           15              177
Increase in accrued compensation
  and related liabilities                                                 710          536           62            1,420
                                                                     --------     --------     --------     ------------
Net cash used in operating activities                                 (12,285)      (7,347)      (5,248)         (30,707)
                                                                     --------     --------     --------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment                             (1,155)      (2,808)        (199)          (4,400)
Proceeds from disposals of property,
  plant and equipment                                                      37           --           --               37
Investment in other assets                                                (99)        (313)        (366)          (1,123)
Proceeds from (additions to) deposits in
  respect of employee severance obligations                               174         (155)         (72)            (117)
Proceeds from sale and maturity of
  (investment in) short-term securities                                 3,733        1,185      (15,494)         (10,575)
Proceeds from sale and maturity of
  (investment in) long-term securities                                     --       10,104      (10,104)              --
Deposits in respect of employee severance
  obligations (current portion)                                          (299)          --           --             (299)
                                                                     --------     --------     --------     ------------
Net cash provided by (used in)
  investing activities                                               $  2,391     $  8,013     $(26,235)    $    (16,477)
                                                                     --------     --------     --------     ------------

*     Amount less than $1,000

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Consolidated Statements of Cash Flows for the Year Ended December 31
(continued)
-----------------------------------------------------------------------------
(in thousands)

                                                                                                                 Amounts
                                                                                                             accumulated
                                                                                                              during the
                                                                                                             development
                                                                         2002         2001         2000            stage
                                                                     --------     --------     --------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term loans                                       $     --     $     --     $     --     $        500
Proceeds from long-term loans                                              --           --           --            3,251
Issuance of convertible note, net                                          --           --           --            2,150
Issuance of preferred shares, net and
  contributed capital                                                      --           --        3,761            8,453
Receipts on account of shares previously
  issued                                                                   --           --            7                7
Proceeds from initial public offering, net                                 --           --       46,298           46,298
Proceeds from exercise of options and warrants                              2           33            1               36
Purchase of treasury stock                                                (77)          --           --              (77)
                                                                     --------     --------     --------     ------------
Net cash provided by (used in)
 financing activities                                                     (75)          33       50,067           60,618
                                                                     --------     --------     --------     ------------
Effect of exchange rate on cash                                           (26)         (62)          (3)             (84)
                                                                     --------     --------     --------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                          (9,995)         637       18,581           13,350

Cash and cash equivalents at beginning
 of year                                                               23,345       22,708        4,127               --
                                                                     --------     --------     --------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $ 13,350     $ 23,345     $ 22,708     $     13,350
                                                                     ========     ========     ========     ============

NON - CASH TRANSACTIONS
Conversion of short-term loans into
  contributed capital                                                $     --     $     --     $     --     $        500
Conversion of long-term loans into
  contributed capital                                                      --           --           --            2,681
Conversion of long-term loans into
  convertible notes of Partec                                              --           --           --              570
Conversion of convertible notes of Partec
  and accrued interest into stock in Keryx                                 --           --           --            2,973
Issuance of warrants to related party
  as finder's fee in private placement                                     --           --          114              114
Declaration of stock dividend                                              --           --            3                3
Conversion of Series A preferred stock to
  common stock                                                             --           --          --*               --
Purchase of property, plant and equipment
 and other assets on credit                                                47          475           --               47

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
  INFORMATION
Cash paid for interest                                               $     --*     $      1     $      3     $        139
Cash paid for income taxes                                                132           120          118              371

*     Amount less than $1,000

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Keryx Biopharmaceuticals, Inc. (the "Company") is a biopharmaceutical company engaged in the research and development of novel pharmaceutical products for the treatment of serious, life-threatening diseases, including diabetes and cancer. Keryx was incorporated in Delaware in October 1998 (under the name Paramount Pharmaceuticals, Inc., which was later changed to Lakaro Biopharmaceuticals, Inc. in November 1999, and finally to Keryx Biopharmaceuticals, Inc. in January
2000). The Company commenced activities in November 1999, and since then has operated in one segment of operations, namely the development and commercialization of clinical compounds and core technologies for the life sciences. The Company has not had revenues from its planned principal operations and is dependent upon significant financing to fund the working capital necessary to execute its business development plan. There can be no assurance that the Company will be able to obtain additional financing.

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

The Company owns a 100% interest in Keryx (Israel) Ltd., incorporated in Israel, Keryx Biomedical Technologies Ltd., incorporated in Israel, and Keryx Securities Corp., a U.S. corporation organized in Massachusetts. Through December 31, 2002 substantially all of the biopharmaceutical research and development activities were conducted in Israel, and therefore, the Company has one geographical segment.

The Company implemented a strategic reorganization, initiated in August 2002 and continuing through year's end. The program was designed to substantially reduce its early stage research expenditures so it could focus primarily on the development of its lead product candidate KRX-101 for the treatment of diabetic nephropathy and on the acquisition of additional clinical stage compounds. For further details see Note 11.

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Israeli subsidiaries have been prepared using the U.S. dollar as the functional currency. Transactions in foreign currency (primarily in New Israeli Shekels - "NIS") are recorded at the representative exchange rate as of the transaction date, except for activities relating to balance sheet items, which are recorded at the appropriate exchange rate of the corresponding balance sheet item. Monetary assets and liabilities in foreign currency are stated on the basis of the representative rate of exchange at the balance sheet date. Non-monetary assets and liabilities in foreign currency are stated at historical exchange rates. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as they arise.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

INVESTMENT SECURITIES

Investment securities at December 31, 2002 consist of corporate debt securities. The Company classifies its debt securities as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.

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

DEPOSITS IN RESPECT OF EMPLOYEE SEVERANCE OBLIGATIONS

Deposits in respect of employee severance obligations are recorded at its current redemption value.

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

Leasehold improvements are amortized over the remaining term of the lease exclusive of renewal options.

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

STOCK - BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, to account for stock option plans for employees and directors, as allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123). As such, compensation expense would be recorded on the measurement date only if current market price of the underlying stock exceeded the exercise price. SFAS No. 123 is applied to stock options and warrants granted to other than employees and directors. The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148 for awards to its directors and employees.

Had the compensation expenses for stock options granted under the Company's stock option plans been determined based on fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have reduced to the pro forma amount below:

                                                                                              Amounts
                                                                                            Accumulated
                                                      For the year ended December 31         During the
                                                     ----------------------------------     Development
                                                       2002         2001         2000           Stage
                                                     --------     --------     --------     ------------
Net loss, as reported                                $(11,783)    $ (9,806)    $(11,489)    $    (45,502)
Add: Stock-based compensation expense
   to employees and directors
   determined included in reported net
   loss, net of related tax effects                       104          335        3,556            8,960
Deduct: Total stock-based compensation expense
   to employees and directors
   determined under fair value based
   method for all awards, net of
   related tax effects                                 (1,282)      (1,181)      (3,569)         (11,043)
                                                     --------     --------     --------     ------------
Pro forma net loss                                   $(12,961)    $(10,652)    $(11,502)    $    (47,585)

Losses per common share, Basic and diluted:
   As reported                                       $  (0.59)    $  (0.50)    $  (0.89)    $      (3.55)
   Pro forma                                         $  (0.65)    $  (0.54)    $  (0.89)    $      (3.72)

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company adopted SFAS No. 144 from January 1, 2002, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share does not reflect the effect of common shares to be issued upon exercise of stock options and warrants, as their inclusion would be anti-dilutive. The common stock equivalent of anti-dilutive securities not included in the computation of net loss per share amounts was 10,389,828 for the year ended December 31, 2002 (5,730,897 in 2001 and 5,224,150 in 2000).

CONCENTRATIONS OF CREDIT RISK

The Company does not have significant off-balance-sheet risk or credit risk concentrations. The Company maintains its cash and cash equivalents with multiple financial institutions and invests in investment-grade securities with maturities of less than twenty-four months.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies EITF 94-3. According to SFAS No. 146, commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. SFAS No. 146 revises accounting for specified employee and contract terminations that are part of restructuring activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, however earlier adoption is encouraged. The Company is required to adopt SFAS No. 146 on January 1, 2003. The Company believes that the adoption of SFAS No. 146 will not have a significant impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The Statement also requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results. The Statement also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements applicable to fiscal years ending after December 15,2002 and is considering its position with regard to the adoption of the remaining provisions of SFAS No. 148.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (hereinafter the Interpretation), which addresses, among other things, the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in Note 10 to the consolidated financial statements. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

As noted above the Company has adopted the disclosure requirements of the Interpretation (see Note 10) and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The Company is evaluating the anticipated effect of the recognition provisions of FIN 45 on its consolidated financial statements.

NOTE 2 - CASH AND CASH EQUIVALENTS (IN THOUSANDS)

                                                 December 31,       December 31,
                                                     2002              2001
                                                 -----------        -----------
In or linked to US dollars:
Money market funds                               $    12,104        $    20,338
Cash*                                                    998              2,402
                                                 -----------        -----------
                                                      13,102             22,740

In Israeli currency                                      248                605
                                                 -----------         ----------
                                                 $    13,350        $    23,345
                                                 ===========        ===========

* Of this amount, approximately $212 at December 31, 2002 and $243 at December 31, 2001 is dedicated in connection with bank guarantees, as described in Note 10.

NOTE 3 - INVESTMENT SECURITIES (IN THOUSANDS)

The following tables summarize the Company's investment securities at December 31, 2002 and December 31, 2001 (regarding assumptions used for estimated fair value see Note 8):

                                                       December 31, 2002
                                --------------------------------------------------------------------------
                                                        Gross             Gross
                                                     Unrealized         Unrealized          Estimated
                                Amortized Cost      Holding Gains     Holding Losses        Fair Value
                                ---------------    ---------------    ---------------     ---------------
Short-term investments:
US corporate debt securities
(mature between
   January and June 2003)       $        10,575    $             5    $            (3)    $        10,577
                                ===============    ===============    ===============     ===============


                                                       December 31, 2001
                                -------------------------------------------------------------------------
                                                       Gross             Gross
                                                     Unrealized         Unrealized          Estimated
                                Amortized Cost      Holding Gains     Holding Losses        Fair Value
                                ---------------    ---------------    ---------------     ---------------
Short-term investments:
Obligations of domestic
governmental agencies
(mature between January
   and June 2002)               $         3,720    $             3    $            --     $         3,723

US corporate debt securities
(mature between
January and September 2002)              10,588                 51                 (7)             10,632
                                ---------------    ---------------    ---------------     ---------------
                                $        14,308    $            54    $            (7)    $        14,355
                                ===============    ===============    ===============     ===============

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT (IN THOUSANDS)

                                                  December 31,      December 31,
                                                      2002              2001
                                                  ------------      ------------

Cost

Office furniture and equipment                     $      332        $      391
Laboratory equipment                                    1,093               624
Computers, software and related equipment                 355               305
Leasehold improvements                                  2,297             2,212
                                                   ----------        ----------
                                                        4,077             3,532
Accumulated depreciation and amortization              (1,046)             (194)
                                                   ----------        ----------
Net book value                                     $    3,031        $    3,338
                                                   ==========        ==========

NOTE 5 - OTHER ASSETS (IN THOUSANDS)

                                                  December 31,      December 31,
                                                      2002              2001
                                                  ------------      ------------

Patents and other intangible assets                $    1,157        $      979
Long-term deposits                                         12                45
                                                   ----------        -----------
                                                        1,169             1,024
Accumulated patent amortization                           (81)              (22)
                                                   ----------        ----------
                                                   $    1,088        $    1,002
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

For the year ended December 31, 2002, total current and long-term severance obligations recorded amounted to approximately $1,144 (2001 - $766) an increase of approximately $378. For the year ended December 31, 2002, the current portion of $956 is included in current liabilities.

At December 31, 2002, current and long-term deposits in respect of employee severance obligations amounted to approximately $416 (2001 - $291) an increase of approximately $125.

NOTE 7 - STOCKHOLDERS' EQUITY (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

PREFERRED STOCK

The Board of Directors has the authority to issue, at any time, without further stockholder approval, up to 4,830,000 shares of "blank check" preferred stock, $0.001 par value per share, and to determine the price, rights, privileges, and preferences of those shares.

COMMON STOCK

The Company completed its initial public offering of 4.6 million shares of its common stock at $10 per share pursuant to a Registration Statement on Form S-1 (Registration no. 333-37402), which was effective on July 28, 2000. Additionally, the underwriters exercised their over-allotment option and purchased an additional 600,000 shares of the Company's common stock, at $10 per share, on August 30, 2000. Total proceeds of this offering, including the exercise of the over-allotment option, were approximately $46.3 million, net of underwriting fees and offering expenses of approximately $5.7 million.

During 2002, the Company issued a total of 48,491 unregistered shares of its common stock with a weighted average fair value at grant date of approximately $7.40 per share to third parties.

The Company repurchased 46,300 shares of its common stock at an aggregate cost of approximately $77 during the year ended December 31, 2002 pursuant to the stock repurchase program approved by the Company's Board of Directors in November 2002. Under its stock repurchase program the Company was authorized to repurchase up to 2,453,700 additional Keryx shares as of December 31, 2002.

NOTE 7 - STOCKHOLDERS' EQUITY (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

STOCK OPTION PLANS

The Company has in effect the following stock option plans.

a. The "1999 plan" adopted in November 1999, pursuant to which the Company's board of directors could grant stock-based awards to directors, consultants and employees. The plan authorizes grants to purchase up to 4,230,000 shares of authorized but unissued common stock at a 1:1 ratio. The plan limits the term of each option, to a term of no more than twenty-five (25) years from the date of the grant, unless authorized by the board. The plan is administered by the board of directors or a committee appointed by the Board, which has the authority, in its discretion, to determine the terms and conditions of any option granted to a Company service provider, including the vesting schedule.

b. The "2000 plan" adopted in June 2000, pursuant to which the compensation committee of the Company's board of directors could grant stock-based awards to directors, consultants and employees. The 2000 plan authorizes grants to purchase up to 4,455,000 shares of authorized but unissued common stock at a 1:1 ratio. The plan limits the term of each option, to a term of no more than ten
(10) years from the date of the grant, unless authorized by the board.

c. The "Non-plan" adopted in February 2000, pursuant to which the Company's board of directors granted options, which are not part of any plan, to non-employee directors of the Company to purchase up to 240,000 shares of authorized but unissued common stock at a 1:1 ratio. The options issued by the board of directors pursuant to the Non-plan have a life of ten (10) years from the date of their grant.

d. The "2002 CEO Incentive Plan" adopted in December 2002, pursuant to which the Company's board of directors granted an option to the newly-appointed Chief Executive Officer of the Company to purchase up to 2,002,657 shares of authorized but unissued common stock at a 1:1 ratio. The option has a term of no more than ten (10) years plus one day from the date of the grant, unless otherwise authorized by the Company's board of directors. The option granted to the newly appointed Chief Executive Officer was part of a total grant of options issued pursuant to the 1999 and 2000 Plans and the 2002 CEO Incentive Plan, to purchase a total of 4,050,000 shares of our common stock. Of these options, one-third (or 1,350,000) vest over a three-year period and two-thirds (or 2,700,000) vest upon the earlier of the achievement of certain performance-based milestones or December 23, 2012. In addition, in the event of a merger, acquisition or other change of control or in the event that the Company terminates the Chief Executive Officer's employment, either without cause or as a result of his death or disability, or he terminates his employment for good reason, the exercisability of any of the options described in this paragraph that are unexercisable at the time of such event or termination shall accelerate and the time period during which he shall be allowed to exercise such options shall be extended to the shorter of two years from the date of the termination of his employment or December 24, 2012. Additionally, the Company's board of directors shall have the discretion to accelerate all or a portion of these options at any time.

The following table summarizes stock options authorized by the Company as of December 31, 2002.

Stock         Exercise Price                                                            Available
Options         Per Share      Authorized     Outstanding     Exercised   Exercisable   For Grant
---------     --------------   ----------     -----------     ---------   -----------  ----------
1999 plan      $0.10-$ 1.30     4,230,000      4,058,500        171,500    3,666,157          --
2000 plan      $1.07-$19.00     4,455,000      3,088,870             --      605,455   1,366,130
2002 CEO
  Incentive    $1.30            2,002,657      2,002,657             --           --          --
Non-plan       $0.33              240,000        195,000         22,500      195,000      22,500
                               ----------     -----------     ---------   -----------  ----------
Totals                         10,927,657      9,345,027        194,000    4,466,612   1,388,630
                               ==========     ===========     =========   ===========  ==========

NOTE 7 - STOCKHOLDERS' EQUITY (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

A summary of the status of the Company's stock options as of December 31, 2002, 2001, 2000, and changes during the years then ended is presented in the tables below.

                                                    Outstanding Stock Options
                                                    -------------------------
                                                                  Weighted-
                                                                   Average
                                         Shares      Number of     Exercise
                                        Available      Shares       Price
                                       -----------  ------------  -----------
Balance, December 31, 1999                127,968     4,102,032   $     0.10
     Authorized                         4,695,000
     Granted                             (526,700)      526,700   $     5.53
     Exercised                                 --            --   $       --
     Canceled                              90,000       (90,000)  $     0.23
                                       ----------   -----------
Balance, December 31, 2000              4,386,268     4,538,732   $     0.73
     Granted                             (996,696)      996,696   $     6.26
     Exercised                                 --      (176,000)  $     0.13
     Canceled                             173,332      (173,332)  $     2.14
                                       ----------   -----------
Balance, December 31, 2001              3,562,904     5,186,096   $     1.76
     Authorized                         2,002,657
     Granted                           (4,398,884)    4,398,884   $     1.40
     Exercised                                 --       (18,000)  $     0.10
     Canceled                             221,953      (221,953)  $     5.15
                                       ----------   -----------
Balance, December 31, 2002              1,388,630     9,345,027   $     1.51
                                       ==========   ===========

Exercisable at December 31, 2000                      3,640,157   $     0.13
                                                    ===========
Exercisable at December 31, 2001                      4,090,983   $     0.53
                                                    ===========
Exercisable at December 31, 2002                      4,466,612   $     1.12
                                                    ===========

                                                           For the year ended December 31
                                                        ----------------------------------------
                                                            2002           2001           2000
                                                        ----------     ----------     ----------
Weighted-average fair value of options granted
  during the period at an exercise price equal
  to market price at issue date                         $    1.02      $    3.09      $    6.52

Weighted-average exercise price of options granted
  during the period at an exercise price equal
  to market price at issue date                         $    1.38      $    6.26      $    5.53

Weighted-average fair value of options granted
  during the period at an exercise price greater
  than market price at issue date                       $    1.48      $      NA      $      NA

Weighted-average exercise price of options granted
  during the period at an exercise price greater
  than market price at issue date                       $    1.97      $      NA      $      NA

NOTE 7 - STOCKHOLDERS' EQUITY (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2002:


                            Options Outstanding            Options Exercisable
                  --------------------------------------  ----------------------
                                 Weighted-
                                 Average       Weighted-               Weighted-
                                Remaining      Average                 Average
    Range of         Number     Contractual    Exercise     Number     Exercise
 Exercise Prices   Outstanding  Life (Years)    Price    Exercisable    Price
-----------------  -----------  ------------  ---------  -----------  ----------
         $ 0.10     3,698,032       15.6      $   0.10    3,653,032   $    0.10
$ 0.11 - $ 0.50       210,000        7.1      $   0.34      208,125   $    0.34
$ 0.51 - $ 3.00     4,298,984        9.9      $   1.32       35,000   $    1.70
$ 3.01 - $ 5.75       645,936        8.8      $   5.19      250,754   $    5.17
$ 5.76 - $10.00       319,975        8.2      $   8.14      188,298   $    8.91
$10.01 - $19.00       172,100        7.9      $  11.91      131,403   $   11.78
                   ----------                            ----------
                    9,345,027                             4,466,612
                   ==========                            ==========

At December 31, 2002, 134,000 options issued to directors and employees and 60,000 options issued to consultants have been exercised. The terms of the outstanding options at December 31, 2002 are as follows:

TO DIRECTORS AND EMPLOYEES

                            Options Outstanding            Options Exercisable
                  --------------------------------------  ----------------------
                                 Weighted-
                                 Average       Weighted-               Weighted-
                                Remaining      Average                 Average
    Range of         Number     Contractual    Exercise     Number     Exercise
 Exercise Prices   Outstanding  Life (Years)    Price    Exercisable    Price
-----------------  -----------  ------------  ---------  -----------  ----------
         $ 0.10     3,487,120       16.4      $   0.10    3,487,120   $    0.10
$ 0.11 - $ 0.50       210,000        7.1      $   0.34      208,125   $    0.34
$ 0.51 - $ 3.00     4,198,984       10.0      $   1.31       35,000   $    1.70
$ 3.01 - $ 5.75       645,936        8.8      $   5.19      250,754   $    5.17
$ 5.76 - $10.00       280,975        8.2      $   8.22      170,048   $    9.01
$10.01 - $19.00       162,100        7.9      $  11.86      121,403   $   11.71
                   ----------                            ----------
                    8,985,115                             4,272,450
                   ==========                            ==========

As of December 31, 2002, 2,715,000 options issued to directors and employees are milestone-based.

TO CONSULTANTS

                            Options Outstanding            Options Exercisable
                  --------------------------------------  ----------------------
                                 Weighted-
                                 Average       Weighted-               Weighted-
                                Remaining      Average                 Average
    Range of         Number     Contractual    Exercise     Number     Exercise
 Exercise Prices   Outstanding  Life (Years)    Price    Exercisable    Price
-----------------  -----------  ------------  ---------  -----------  ----------
         $ 0.10       210,912       14.4      $   0.10      165,912   $    0.10
$ 0.11 - $ 0.50            --         --      $     --           --   $      --
$ 0.51 - $ 3.00       100,000        4.9      $   1.97           --   $    1.97
$ 3.01 - $ 5.75            --         --      $     --           --   $      --
$ 5.76 - $10.00        39,000        8.7      $   7.95       18,250   $    7.58
$10.01 - $19.00        10,000        7.6      $  12.64       10,000   $   12.64
                   ----------                            ----------
                      359,912                               194,162
                   ==========                            ==========

NOTE 7 - STOCKHOLDERS' EQUITY (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

As of December 31, 2002, 145,000 options issued to consultants are milestone-based.

The Company applies APB Opinion No. 25 in accounting for its options granted to directors and employees. For the years ended December 31, 2002, 2001 and 2000, the Company has recorded non-cash compensation expense of $105, $335 and $3,556, respectively, and non-cash compensation expense of $1, $13 and $348, respectively, in regard to these options has been deferred. No stock-based employee compensation cost is reflected in net loss for the year, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Had the compensation expenses for stock options granted to employees and directors under the Company's stock option plans been determined based on fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have reduced to the pro forma amount below:

                                                                                                     Amounts
                                                                                                  Accumulated
                                                         For the year ended December 31            During the
                                                     ----------------------------------------     Development
                                                        2002           2001           2000           Stage
                                                     ----------     ----------     ----------     -----------
Net loss, as reported                                $ (11,783)     $  (9,806)     $ (11,489)     $  (45,502)
Add: Stock-based compensation expense
   to employees and directors
   determined included in reported net
   loss, net of related tax effects                        104            335          3,556           8,960
Deduct: Total stock-based compensation expense
   to employees and directors
   determined under fair value based
   method for all awards, net of
   related tax effects                                   (1,282)       (1,181)        (3,569)        (11,043)
                                                     ----------     ---------      ---------      ----------
Pro forma net loss                                   $ (12,961)     $ (10,652)     $ (11,502)     $  (47,585)

Losses per common share, Basic and diluted:
   As reported                                       $   (0.59)     $   (0.50)     $   (0.89)     $   (3.55)
   Pro forma                                         $   (0.65)     $   (0.54)     $   (0.89)     $   (3.72)

The value of these options has been estimated using the Black-Scholes model. The assumptions used in the calculation of the fair value for compensation expense during the year ended December 31, 2002 were a weighted average expected life of 1-4 years, an expected volatility rate of 78.65-83.09% and a risk-free interest rate of 1.5%-3.5%. The assumptions used in the calculation of the fair value for compensation expense during the year ended December 31, 2001 were a weighted average expected life of 1-3 years, an expected volatility rate of 70%-98% and a risk-free interest rate of 2%-7%. The assumptions used in the calculation of the fair value for compensation expense during the year ended December 31, 2000 were a weighted average expected life of 3 years, an expected volatility rate of 70-75% and a risk-free interest rate of 5-6%.

The Company applies EITF 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," in accounting for its options granted to consultants. For the years ended December 31, 2002, 2001 and 2000, the Company recorded non-cash compensation expense of negative $132, negative $316 and $592, respectively, and non-cash compensation expense of $20, $153 and $1,350, respectively, in regard to these options which have been deferred. Unvested options are revalued at every reporting period over the vesting period in order to determine the compensation expense. The value of these options has been estimated using the Black-Scholes model under the assumptions stated above.

NOTE 7 - STOCKHOLDERS' EQUITY (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

WARRANTS

A summary of the status of the Company's warrants issued as of December 31, 2002, 2001, 2000, and changes during the years then ended is presented in the tables below.

                                                    Weighted Average
                                         Warrants     Exercise Price
                                       -----------  -----------------
Balance, December 31, 1999                678,832       $   0.0067
     Issued                               116,090       $     1.94
     Exercised                           (109,504)      $   0.0067
     Canceled                                  --       $       --
                                       ----------
Balance, December 31, 2000                685,418       $     0.33
     Issued                                    --       $       --
     Exercised                           (137,918)      $   0.0067
     Canceled                              (2,699)      $   0.0067
                                       ----------
Balance, December 31, 2001                544,801       $     0.42
     Issued                               500,000       $     6.19
     Exercised                                 --       $       --
     Canceled                                  --       $       --
                                       ----------       ----------
Balance, December 31, 2002              1,044,801       $     3.18
                                       ==========       ==========

                                                           For the year ended December 31
                                                        ----------------------------------------
                                                            2002           2001           2000
                                                        ----------     ----------     ----------
Weighted-average fair value of warrants granted
  during the period at an exercise price equal
  to market price at issue date                         $    2.33      $      --      $    0.98

Weighted-average exercise price of warrants granted
  during the period at an exercise price equal
  to market price at issue date                         $    6.19      $      --      $    1.94

At December 31, 2002, 247,422 warrants have been exercised and 2,699 warrants have been were cancelled as part of cashless exercises. The terms of outstanding warrants December 31, 2002 are as follows:

                            Warrants Outstanding            Warrants Exercisable
                  --------------------------------------  ----------------------
                                 Weighted-
                                 Average       Weighted-              Weighted-
                                Remaining      Average                 Average
    Range of         Number     Contractual    Exercise     Number     Exercise
 Exercise Prices   Outstanding  Life (Years)    Price    Exercisable    Price
-----------------  -----------  ------------  ---------  -----------  ----------
$ 0.0067-$ 0.10       447,564        6.9      $ 0.0067       72,564   $  0.0067
$ 0.11 - $ 0.50            --         --      $     --           --   $      --
$ 0.51 - $ 3.00        97,237        0.1      $   1.94       97,237   $    1.94
$ 3.01 - $ 5.75            --         --      $     --           --   $      --
$ 5.76 - $10.00       500,000        9.0      $   6.19           --   $    6.19
$10.01 - $19.00            --         --      $     --           --   $      --
                   ----------                            ----------
                    1,044,801                               169,801
                   ==========                            ==========

As of December 31, 2002, 875,000 warrants issued to licensors are milestone-based.

NOTE 7 - STOCKHOLDERS' EQUITY (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (CONTINUED)

In January 2000, the board of directors granted warrants to a related party to purchase 116,090 shares of common stock as a finder's fee in connection with the private placement. The costs of $114 were recorded against proceeds from the private placement.

In January 2002, the board of directors granted warrants exercisable for 500,000 shares of the Company's common stock, to Yissum Research and Development Company of the Hebrew University of Jerusalem in partial consideration for the grant by Yissum of an exclusive license to technology relevant to the Company's core business. The warrants vest, in up to four tranches, only upon the achievement of specified research and development milestones.

The Company applies EITF 96-18 in accounting for its warrants granted to investors and others (non-employees and non-directors). For the years ended December 31, 2002, 2001 and 2000, the Company recorded non-cash compensation expense of ($1,358), $103 and 1,704, respectively, and non-cash compensation expense of $157, $944 and $2,107, respectively, in regard to these options have been deferred. Unvested warrants are revalued at every reporting period over the vesting period in order to determine the compensation expense.

The value of these warrants has been estimated using the Black-Scholes model. The assumptions used in the calculation of the fair value for compensation expense during the year ended December 31, 2002 were a weighted average expected life of 0-3 years, an expected volatility rate of 78.65-83.09% and a risk-free interest rate of 1.5%-3.5%. The assumptions used in the calculation of the fair value for compensation expense during the year ended December 31, 2001 were a weighted average expected life of 0-3 years, an expected volatility rate of 78.85% and a risk-free interest rate of 2%. The assumptions used in the calculation of the fair value for compensation expense during the year ended December 31, 2000 were a weighted average expected life of 3-5 years, an expected volatility rate of 70-75% and a risk-free interest rate of 5-6%.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments at December 31, 2002 and 2001 consisted of cash and cash equivalents, investment securities, accrued interest receivable, other receivables and prepaid expenses, deposits in respect of employee severance obligations, accounts payable and accrued expenses, accrued compensation and related liabilities and liability in respect of employee severance obligations. The carrying amounts of all financial instruments other than investment securities approximates their fair value for all years presented. The difference between the carrying value and fair value of investment securities held-to-maturity is set forth in Note 3 above.

The following methods and assumptions were used to estimate fair value of each class of financial instruments:

Cash and cash equivalents, accrued interest receivable, other receivables and prepaid expenses, deposits in respect of employee severance obligations, accounts payable and accrued expenses, and accrued compensation and related liabilities: the carrying amounts approximate fair value because of the relatively short maturity of these instruments.

Investment securities: the fair values of debt securities (held-to-maturity) are based on quoted market prices for these investments at the reporting date.

Liability in respect of employee severance obligations: the carrying amount reflects the approximate fair value inclusive of future salary adjustments.

NOTE 9 - TAXES ON INCOME (IN THOUSANDS, UNLESS OTHERWISE NOTED)

At December 31, 2002, for U.S. income tax purposes, the Company had approximately $10.5 million of net operating loss carryforwards from November 1999 through December 31, 2002. Such net operating loss carryforwards begin expiring in 2019. Deferred tax assets of Partec were lost upon assumption of operations by Keryx (see Note 1).

Because of the Company's lack of earnings history, the US deferred tax assets have been fully offset by a valuation allowance. Deferred tax assets in the financial statements relate to the Israeli subsidiaries, which have taxable income that is eliminated upon consolidation. The valuation allowance for deferred tax assets was $18.3 million as of December 31, 2002.

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

Under its Approved Enterprise status, the subsidiary must maintain certain conditions and submit periodic reports. Failure to comply with the conditions of the Approved Enterprise status could cause the subsidiary to lose previously accumulated tax benefits. Through December 31, 2002, our subsidiary will have received tax benefits of approximately $731. As a result of recent cost reductions, as described in Note 11, the staff and activity of this subsidiary have been materially reduced. In January 2003, the subsidiary notified the Israeli governmental authority of such reductions and requested that the program instituted prior to the cost reductions be approved. In February 2003, the Israeli governmental authority informed the subsidiary that it may be in non-compliance with the conditions of its Approved Enterprise program because of the indicated reductions. Nevertheless, the Israeli governmental authority wrote that any decision in connection with the subsidiary's Approved Enterprise program has been frozen until December 31, 2003, pending receipt of the subsidiary's future plans. The Company is of the opinion that the reduction of its activity should not have a bearing on benefits received as of December 31, 2002. (See Note 12 regarding subsequent events.)

The tax expense reported in the consolidated financial statements relates to the subsidiaries in Israel. Income tax expense attributable to income from continuing operations was $51, $197 and $220 for the years ended December 31, 2002, 2001 and 2000, respectively, and differed from amounts computed by applying the US federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

                                                        For the year ended December 31,
                                                       ----------------------------------
                                                         2002         2001         2000
                                                       --------     --------     --------
Losses before taxes on income,
  as reported in the consolidated statements
  of operations                                        $(11,732)    $ (9,609)    $(11,269)
                                                       --------     --------     --------

Computed "expected" tax benefit                        $ (4,106)    $ (3,363)    $ (3,944)

Increase (decrease) in income taxes resulting from:

Expected benefit from state & local taxes                (1,115)        (913)      (1,673)

Change in the balance of the valuation
  allowance for deferred tax assets
  allocated to income tax expense                         5,960        4,429        5,711

Permanent differences                                      (107)         (70)          --

Effect of foreign operations                               (581)         114          126

                                                       --------     --------     --------
                                                       $     51     $    197     $    220
                                                       ========     ========     ========

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows:

                                                        For the year ended December 31,
                                                       ----------------------------------
                                                          2002         2001         2000
                                                       --------     --------     --------
Deferred tax expense (benefit)                         $ (5,947)    $ (4,544)    $ (5,711)

Increase in the valuation
  allowance for deferred tax assets                       5,960        4,429        5,711
                                                       --------     --------     --------
                                                       $     13     $   (115)    $     --
                                                       ========     ========     ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below.

                                                December 31,      December 31,
                                                    2002              2001
                                                ------------      ------------
Deferred tax assets:

Net operating loss                              $     4,655       $     2,589

Timing differences (primarily
  relating to compensation and
  expenses capitalized for tax)                      13,651             9,757

Foreign timing differences
  (primarily relating to compensation)                  102               115
                                                -----------       -----------
Total gross deferred assets                          18,408            12,461

Less valuation allowance                            (18,306)          (12,346)
                                                -----------       -----------
Net deferred tax assets                         $       102       $       115
                                                ===========       ===========

NOTE 10 - COMMITMENTS AND CONTINGENCIES (IN THOUSANDS, UNLESS OTHERWISE NOTED)

LICENSE AGREEMENTS

The Company entered into a license agreement with Alfa Wassermann SpA, which grants it the exclusive rights to KRX-101 for the treatment of various conditions, including, but not limited to, diabetic nephropathy, diabetic retinopathy and diabetic neuropathy in the United States, Canada, Japan, Australia, New Zealand, South Africa and Israel, and entitles Alfa Wassermann to ongoing royalties and fixed milestone payments. The license also requires Alfa Wassermann to pay the Company a royalty to the extent that Alfa Wasserman or its sub-licensees receive revenues from products that incorporate information or know-how developed by the Company and commits Alfa Wassermann to participate in the costs incurred by the Company in the development of data or intellectual property that Alfa Wasserman decides to utilize. Unless terminated for reason of breach or other customary termination provisions, the license terminates upon the later of the expiration of all underlying patent rights or ten years from the first commercial sale of KRX-101 by the Company. In addition, the Company has authorization from Alfa Wassermann to negotiate European and other territorial rights for KRX-101 on its behalf.

Pursuant to a license with Opocrin, SpA, a private drug manufacturer, the Company has a non-exclusive worldwide license to the manufacturing process of KRX-101 (Sulodexide) for a period of twelve years from the date of the first commercial sale of the product. Notwithstanding this right, Opocrin shall have the right to terminate the agreement on 60 days' notice in the event that the Company has not submitted an NDA to the FDA by December 31, 2007.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES (IN THOUSANDS, UNLESS OTHERWISE NOTED) (CONTINUED)

The license obligates the Company to meet certain financing and development milestones. To date, the Company has met all of its milestones under this agreement. Should CMCC reasonably believe that the Company failed to meet any of the development milestones that remain to be fulfilled because it did not devote diligent efforts and adequate resources, the license could be terminated, which could materially affect the Company's operations. During 2003, an amendment to the license agreement was signed, whereby the date for meeting one of the development milestones was extended to December 31, 2003.

The Company entered into a license agreement with Yissum Research and Development Company of the Hebrew University of Jerusalem ("Yissum"). The agreement provides the Company with an exclusive worldwide license to a novel technology known as Small Integrated Building-blocks ("SIB"), for the conversion of peptides and other existing drugs into small molecules that have the potential for oral delivery. The Company has the right to terminate the agreement on 60 days' notice. The license obligates it to use its reasonable best efforts to commercialize and market the technology, and contains certain development and financing milestones. Unless terminated for breach or other customary termination provisions, the license terminates upon the later of (i) the expiration of all valid claims of any licensed patent rights and research patent rights, or (ii) thirteen (13) years after the first commercial sale of a product.

The Company has undertaken to make milestone payments to its licensors, contingent upon attaining certain goals, of up to approximately $5 million. In certain cases, such payments will reduce any royalties to be paid on sales of related products. In the event that the milestones are not achieved, the Company remains obligated to pay one licensor $50 annually thereafter until the licenses expire. As of December 31, 2002, the Company has recorded a total of $1,209 in license and milestone payments in regard to these license agreements.

RESEARCH & DEVELOPMENT AND OTHER AGREEMENTS

The Company has entered into various research & development and other agreements under which it is obligated to make payments of approximately $1,734 through December 2005.

As further discussed in Note 12, in January 2003, approximately $948 of these agreements have been subsequently terminated.

LEASES

The Company leases its laboratory and office space under two separate operating lease agreements that expire through 2005. Certain of the facility leases provide the Company with the option to renew its lease for an extended period. Total rental expense is approximately $511, $567 and $76 for the years ended December 31, 2002, 2001, and 2000, respectively.

Future minimum lease commitments as of December 31, 2002 are approximately as follows:

                           2003                    $407
                           2004                    $380
                           2005                    $380

At December 31, 2002 the Company has provided bank guarantees of approximately $212 in connection with its leases.

NOTE 11 - RESTRUCTURING (IN THOUSANDS, UNLESS OTHERWISE NOTED)

The Company implemented a strategic reorganization, initiated in August 2002 and continuing through year's end. The reorganization included staff reductions and pay cuts of 5-10%. The program was designed to substantially reduce its early stage research expenditures so it could focus primarily on the development of its lead product candidate KRX-101 for the treatment of diabetic nephropathy and on the acquisition of additional clinical stage compounds. The reorganization included a 46 person, or approximate 70%, reduction in the Company's work force, including senior management, administrative staff, and research personnel involved in early stage projects. As of December 31, 2002, 25 employees had left under the Company's restructuring plan. As part of its focus on the core indication of its lead product, the Company also announced that it had terminated the AIDS-related kidney disease (HIVAN) clinical trial of KRX-101.

Through December 31, 2002, the Company had total accumulated expenses of approximately $1,114 for severance benefits for employees terminated under the Company's reorganization. Consequently, the Company took a charge of approximately $228, approximately $149 of which was included in general & administrative expenses and approximately $79 of which was included in research & development expenses. The remaining amount of approximately $886 had been expensed as part of the Company's ongoing accrual for employee severance benefits in accordance with Israeli law.

As of December 31, 2002, 25 employees have left under the Company's restructuring plan and approximately $158 of severance benefits have been paid.

As of December 31, 2002, approximately $956 in severance obligations related to the restructuring is included in accrued compensation and related liabilities. A portion of this amount was formerly included in liability in respect of employee severance obligations and was reclassified to current liabilities after it became short-term in nature. With respect to this liability, the Company had funded deposits in respect to employee severance obligations of approximately $299 that was reclassified to current assets, as it will be redeemed in the short-term.

NOTE 12 - SUBSEQUENT EVENTS (IN THOUSANDS, UNLESS OTHERWISE NOTED)

Sponsored Research Agreements: In January 2003, the Company terminated several sponsored research agreements with Yissum, including the agreement pursuant to which it had sponsored research at the Hebrew University in connection with the development of the SIB technology. As a result of such terminations, the Company has reduced approximately $948 of future research and development commitments.

Rent Sharing Agreement: In February 2003, the Company executed a one-year Rent Sharing Agreement with ACCESS Oncology, Inc. ("Access") pursuant to which the Company gained access to space and services at its New York headquarters. The Company expects to incur approximately $185 in expenses pursuant to this agreement, although the amount is subject to renegotiation during its term. Moreover, as this agreement is considered a related party transaction, it has been reviewed by the Company's board of directors and approved by a majority of the Company's disinterested directors.

Further Restructuring: In March 2003, the Company gave notice of termination to an additional 5 employees, all based in its Jerusalem laboratory facility. As a result of these actions, the Company believes it will need to record an asset impairment charge during the first quarter of 2003, although the amount of this impairment charge and other costs associated with the cessation of its Jerusalem laboratory activities cannot be determined at this time. The carrying value of the assets that could be impaired, thus resulting in a non-cash write down, including fixed assets and patents, totals approximately $3,755. The Company may also incur other costs related to the restructuring of its research activities. The portion of the Company's lease obligations relating to the Jerusalem laboratory facility amounts to approximately $792 through the end of 2005. Costs of severance benefits for the employees who received notice of termination in March 2003 are accrued to balance sheet date as part of the liability in respect of employee severance benefits in accordance with Israeli law (see Note 6 above). (See Note 9 with regard to potential liability in respect of tax benefits received by a subsidiary of the Company as an Approved Enterprise.)