Form 10-Q
period 2003-03-31
KERYX BIOPHARMACEUTICALS INC
filed 2003-05-15
CIK 1114220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-30929

                         KERYX BIOPHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                 13-4087132
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                              750 LEXINGTON AVENUE
                            NEW YORK, NEW YORK 10022

           (ADDRESS INCLUDING ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                  212-531-5965
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by an (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| NO |_|

Indicate by an (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| NO |X|

As of May 6, 2003, the registrant had outstanding 20,322,710 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of March 31, 2003
           and December 31, 2002........................................  3

         Interim Consolidated Statements of Operations for the
           three months ended March 31, 2003 and 2002...................  4

         Interim Consolidated Statements of Cash Flows for the
           three months ended March 31, 2003 and 2002...................  5

         Notes to Interim Consolidated Financial Statements
           of March 31, 2003............................................  7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................  11

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk.................................................. 28

Item 4.  Controls and Procedures........................................ 28

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...................... 29

Item 6.  Exhibits and Reports on Form 8-K............................... 29

SIGNATURES.............................................................. 30

CERTIFICATIONS.......................................................... 31

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002
--------------------------------------------------------------------------------
(in thousands, except share amounts)

                                                                March 31     December 31
                                                                  2003           2002
                                                               (Unaudited)    (Audited)
                                                               -----------   -----------
Assets

Current assets

Cash and cash equivalents                                        $ 19,559      $ 13,350
Investment securities, held-to-maturity                             2,760        10,575
Deposits in respect of employee severance
 obligations (current portion)                                        340           299
Accrued interest receivable                                            66           206
Deferred tax asset                                                     --           170
Other receivables and prepaid expenses                                178           267
                                                                 --------      --------
Total current assets                                               22,903        24,867
                                                                 --------      --------

Deposits in respect of employee severance obligations                  --           117

Property, plant and equipment, net                                  1,289         3,031

Other assets (primarily intangible assets), net                       296         1,088
                                                                 --------      --------
Total assets                                                     $ 24,488      $ 29,103
                                                                 ========      ========

Liabilities and Stockholders' Equity

Current liabilities

Accounts payable and accrued expenses                            $    753      $    920
Income taxes payable                                                  158           177
Accrued compensation and related liabilities                        1,279         1,420
                                                                 --------      --------
Total current liabilities                                           2,190         2,517
                                                                 --------      --------
Liability in respect of employee severance obligations                 --           188
Deferred tax liability, net                                            --            68
                                                                 --------      --------
Total liabilities                                                   2,190         2,773
                                                                 --------      --------

Commitments and contingencies

Stockholders' equity

Common stock, $0.001 par value per share (40,000,000 and
 40,000,000 shares authorized, 20,123,185 and 19,913,185
 shares issued, 20,076,885 and 19,866,885 shares outstanding
 at March 31, 2003 and December 31, 2002, respectively)                20            20
Additional paid-in capital                                         71,959        72,067
Treasury stock, at cost, 46,300 shares at March 31, 2003
 and at December 31, 2002                                             (77)          (77)
Unearned compensation                                                (314)         (178)
Deficit accumulated during the development stage                  (49,290)      (45,502)
                                                                 --------      --------
Total stockholders' equity                                         22,298        26,330
                                                                 --------      --------
Total liabilities and stockholders' equity                       $ 24,488      $ 29,103
                                                                 ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Operations for the Three Months Ended
March 31, 2003 and 2002
--------------------------------------------------------------------------------
(in thousands, except share and per share amounts)

                                                                                         Amounts
                                                 Three months ended March 31,        accumulated
                                                ------------------------------        during the
                                                                                     development
                                                    2003              2002                 stage
                                                 (Unaudited)      (Unaudited)        (Unaudited)
                                                ------------      ------------      ------------
Management fees from related party              $         --      $         --      $        300
                                                ------------      ------------      ------------

Operating expenses

Research and development:
 Non-cash compensation                          $       (266)     $       (580)     $      6,947
 Other research and development                        3,371             2,943            27,282
                                                ------------      ------------      ------------
 Total research and development expenses               3,105             2,363            34,229
                                                ------------      ------------      ------------

General and administrative:
 Non-cash compensation                                     2                (6)            3,393
 Other general and administrative                        664             1,310            15,069
                                                ------------      ------------      ------------
Total general and administrative expenses               666             1,304            18,462
                                                ------------      ------------      ------------
Total operating expenses                               3,771             3,667            52,691
                                                ------------      ------------      ------------
Operating loss                                        (3,771)           (3,667)          (52,391)

Interest income, net                                      85               174             3,720
                                                ------------      ------------      ------------
Net loss before income taxes                          (3,686)           (3,493)          (48,671)

Income taxes                                             102                50               619
                                                ------------      ------------      ------------
Net loss                                        $     (3,788)     $     (3,543)     $    (49,290)
                                                ============      ============      ============
Basic and diluted loss per common share         $      (0.19)     $      (0.18)     $      (3.76)
                                                ============      ============      ============

Weighted average shares used in computing
basic and diluted net loss per common share       20,011,036        19,890,335        13,092,903

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2003 and 2002
--------------------------------------------------------------------------------
(in thousands)

                                                                                            Amounts
                                                                                        accumulated
                                                       Three months ended March 31,      during the
                                                       ----------------------------     development
                                                           2003             2002              stage
                                                       -----------      -----------     -----------
                                                       (Unaudited)      (Unaudited)     (Unaudited)
                                                       -----------      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(3,788)         $(3,543)       $(49,290)

Adjustments to reconcile cash flows used in
  operating activities:
Employee stock compensation expense                            3                4           8,963
Consultants' and third-party stock compensation
  expense (negative expense)                                (267)            (590)          1,377
Issuance of common stock to technology licensor               --              359             359
Interest on convertible notes settled
  through issuance of preferred shares                        --               --             253
Depreciation and amortization                                264              211           1,590
Loss on disposal of property, plant and equipment             --                2              84
Impairment charges                                         2,295               --           2,295
Exchange rate differences                                     (4)              11              80
Changes in assets and liabilities:
Decrease (increase) in other receivables
  and prepaid expenses                                        89              128            (173)
Decrease (increase) in accrued interest
  receivable                                                 140              108             (66)
Changes in deferred tax provisions and
  valuation allowance                                        102              (57)             --
(Decrease) increase in accounts payable
  and accrued expenses                                      (119)            (135)            751
(Decrease) increase in income taxes payable                  (19)             104             158
Increase (decrease) in accrued compensation
  and related liabilities                                   (141)            (258)          1,279
Provision for employee severance obligations                (188)             210              --
                                                         -------          -------        --------
Net cash used in operating activities                     (1,633)          (3,446)        (32,340)
                                                         -------          -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment                    --             (693)         (4,400)
Proceeds from disposals of property,
  plant and equipment                                         --               33              37
Investment in other assets, net                              (74)             (67)         (1,197)
Proceeds from (additions to) deposits in
  respect of employee severance obligations                  117              (37)             --
Deposits in respect of employee severance
  obligations (current portion)                              (41)              --            (340)
Proceeds from sale and maturity of
  (investment in) short-term securities                    7,815            4,771          (2,760)
                                                         -------          -------        --------
Net cash provided by (used in)
  investing activities                                   $ 7,817          $ 4,007        $ (8,660)
                                                         -------          -------        --------

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2003 and 2002
--------------------------------------------------------------------------------
(in thousands)

                                                                                                  Amounts
                                                                                              accumulated
                                                        Three months ended March 31,           during the
                                                      ---------------------------------       development
                                                          2003                  2002                stage
                                                      -----------           -----------       -----------
                                                      (Unaudited)           (Unaudited)       (Unaudited)
                                                      -----------           -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans                          $     --             $      --         $     500
Proceeds from long-term loans                                 --                    --             3,251
Issuance of convertible note, net                             --                    --             2,150
Issuance of preferred shares, net and
  contributed capital                                         --                    --             8,453
Receipts on account of shares previously
  issued                                                      --                    --                 7
Proceeds from initial public offering, net                    --                    --            46,298
Proceeds from exercise of options and warrants                21                    --                57
Purchase of treasury stock                                    --                    --               (77)
                                                        --------             ---------         ---------
Net cash provided by financing activities                     21                    --            60,639
                                                        --------             ---------         ---------
Effect of exchange rate on cash                                4                   (11)              (80)
                                                        --------             ---------         ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                              6,209                   550            19,559

Cash and cash equivalents at beginning
  of period                                               13,350                23,345                --
                                                        --------             ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                                 $ 19,559             $  23,895         $  19,559
                                                        ========             =========         =========
NON-CASH TRANSACTIONS
Conversion of short-term loans into
  contributed capital                                   $     --             $      --         $     500
Conversion of long-term loans into
  contributed capital                                         --                    --             2,681
Conversion of long-term loans into
  convertible notes of Partec                                 --                    --               570
Conversion of convertible notes of Partec
  and accrued interest into stock in Keryx                    --                    --             2,973
Issuance of warrants to related party
  as finder's fee in private placement                        --                    --               114
Declaration of stock dividend                                 --                    --                 3
Conversion of Series A preferred stock to
  common stock                                                --                    --               --*
Purchase of property, plant and equipment
  and other assets on credit                                  --                   136                --

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid for interest                                  $     --*            $     --*         $     139
Cash paid for income taxes                                    19                   --                390

*     Amount less than $1,000

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Notes to the Interim Consolidated Financial Statements of March 31, 2003
--------------------------------------------------------------------------------

NOTE 1 - GENERAL

                              BASIS OF PRESENTATION

Keryx Biopharmaceuticals, Inc. ("Keryx" or the "Company") is a biopharmaceutical company focused on the acquisition, development and commercialization of novel pharmaceutical products for the treatment of serious, life-threatening diseases, including diabetes and cancer. The Company was incorporated in Delaware in October 1998 (under the name Paramount Pharmaceuticals, Inc., which was later changed to Lakaro Biopharmaceuticals, Inc. in November 1999, and finally to Keryx Biopharmaceuticals, Inc. in January 2000). The Company commenced activities in November 1999, and since then has operated in one segment of operations, namely the development and commercialization of clinical compounds and core technologies for the life sciences.

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

The Company owns a 100% interest in Keryx (Israel) Ltd., organized in Israel, Keryx Biomedical Technologies Ltd., organized in Israel, and Keryx Securities Corp., a U.S. corporation incorporated in the Commonwealth of Massachusetts.

In March 2003, the Company gave notice of termination to employees in its Jerusalem, Israel laboratory facility. As a result of such terminations, the Company has indicated its intention to cease its research and development activities in Israel and further decrease its administrative activities in its Jerusalem facility. Substantially all of the biopharmaceutical development and administrative activities during the quarter were conducted in the United States, and therefore, the Company has one geographical segment. The majority of the Company's fixed assets are still held in Israel, although the Company intends to either sell or dispose of these assets.

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has not had revenues from its planned principal operations and is dependent upon significant financing to fund the working capital necessary to execute its business plan. If the Company determines to seek additional funding, there can be no assurance that the Company will be able to obtain any such funding on terms that are acceptable to it, if at all.

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

Had the compensation expenses for stock options granted under the Company's stock option plans been determined based on fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amount below:

                                                                                                     Amounts
                                                                                                 Accumulated
                                                      For the three months ended March 31,        During the
                                                      -------------------------------------      Development
                                                          2003                      2002               Stage
                                                      -----------               -----------      -----------
                                                      (Unaudited)               (Unaudited)      (Unaudited)
                                                      -----------               -----------      -----------
Net loss, as reported                                   $(3,788)                  $(3,543)        $(49,290)
Add: Stock-based compensation expense
   to employees and directors
   determined under the intrinsic value-
   based method, as included in reported net
   loss, net of related tax effects                           3                         5            8,963
Deduct: Total stock-based compensation expense
   to employees and directors
   determined under fair value-based
   method for all awards, net of
   related tax effects                                     (719)                     (338)         (11,762)
                                                        -------                   -------         --------
Pro forma net loss                                      $(4,564)                  $(3,876)        $(52,089)

Losses per common share,
   Basic and diluted:
   As reported                                          $ (0.19)                  $ (0.18)        $  (3.76)
   Pro forma                                            $ (0.22)                  $ (0.19)        $  (3.98)

                                 LOSS PER SHARE

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share does not reflect the effect of 4,384,715 common shares to be issued upon exercise of stock options and warrants, as their inclusion would be anti-dilutive.

NOTE 2 - STOCKHOLDERS' EQUITY

The compensation committee of the Company's board of directors did not grant, during the three months ended March 31, 2003, options to purchase any shares of the Company's common stock to any of its employees, directors or consultants. In addition, options for the purchase of 259,456 shares of the Company's common stock were forfeited and options for the purchase of 210,000 shares of the Company's common stock were exercised during the three months ended March 31, 2003.

The Company did not repurchase any shares of its common stock during the three months ended March 31, 2003 pursuant to the stock repurchase program approved by its board of directors in November 2002. Under its stock repurchase program the Company was authorized to repurchase up to 2,453,700 additional Keryx shares as of March 31, 2003.

NOTE 3 - INCOME TAXES

In September 2001, one of the Company's Israeli subsidiaries received the status of an "Approved Enterprise" which grants certain tax benefits in Israel in accordance with the "Law for the Encouragement of Capital Investments, 1959". In June 2002, the subsidiary received formal temporary notification that it had met the requirements for implementation of the benefits under this program.

Under its Approved Enterprise status, the subsidiary must maintain certain conditions and submit periodic reports. Failure to comply with the conditions of the Approved Enterprise status could cause the subsidiary to lose previously accumulated tax benefits. Through March 31, 2003, our subsidiary has received tax benefits of approximately $731,000. As a result of the restructuring implemented in 2002, the staff and activity of this subsidiary were materially reduced. In January 2003, the subsidiary notified the Israeli governmental authority of such reductions and requested that the program instituted prior to the cost reductions be approved. In February 2003, the Israeli governmental authority informed the subsidiary that it may be in non-compliance with the conditions of its Approved Enterprise program because of the indicated reductions. As part of the restructuring implemented during the first quarter of 2003, as described in Note 4, the Company has decided to close down its Jerusalem laboratory facility operated by the subsidiary. The subsidiary is currently undergoing discussions with the Israeli governmental authority and at this point, it is uncertain as to whether or not any past benefits will need to be repaid. Accordingly, the Company has not recorded any charge with respect to this potential liability.

NOTE 4 - RESTRUCTURING

2003 Restructuring

In March 2003, the Company gave notice of termination to four employees, all based in its Jerusalem laboratory facility, and, in addition, the Company has indicated its intention to cease its research and development activities and further decrease its administrative activities in its Jerusalem facility (the "current restructuring").

As a result of these actions, the Company reevaluated its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and took a non-cash impairment charge of approximately $2,295,000, all of which was included in research and development expenses. The impairment charge included a write-off of approximately $1,509,000 in fixed assets and approximately $786,000 in other investments relating to intangible assets.

The current restructuring included a four person, or approximately 18%, reduction in the Company's work force. All of such persons were research personnel involved in early stage projects. As of March 31, 2003, none of the employees terminated under the current restructuring had left the Company, since their final date of employment was subsequent to March 31, 2003.

Through March 31, 2003, the Company had total accumulated expenses of approximately $35,000 for severance benefits for employees terminated under the current restructuring, all of which had been previously expensed as part of the Company's ongoing accrual for employee severance benefits in accordance with Israeli law.

No severance benefits were paid during the period, because no employees have left the Company under the current restructuring as of March 31, 2003, since their final date of employment was subsequent to March 31, 2003.

As of March 31, 2003, approximately $35,000 in severance obligations related to the current restructuring is included in accrued compensation and related liabilities. A portion of this amount was formerly included in liability in respect of employee severance obligations and was reclassified to current liabilities after it became short-term in nature. With respect to this liability, the Company had funded deposits in respect of employee severance obligations of approximately $31,000 that were reclassified to current assets, as they will be redeemed in the short-term. In addition, as a result of the current restructuring, the Company reclassified its liability in respect of employee severance obligations to a current liability and similarly reclassified its deposits in respect of employee severance obligations to current assets.

The Company may also incur other costs related to the current restructuring of its Jerusalem-based activities. (See Note 3 with regard to potential liability in respect of tax benefits received by a subsidiary of the Company as an Approved Enterprise.).

In addition, the Company intends to further reduce its remaining activities in its Jerusalem facility. The Company believes that these reductions, which will include further personnel reductions and sales of fixed assets, will likely require an asset impairment charge during the second and/or third quarters of 2003, although the amount of this impairment charge and other costs associated with the further curtailment of its activities in its Jerusalem facility cannot be determined at this time. The carrying value of the assets that could be impaired, thus resulting in a non-cash write down, including fixed assets, totals approximately $776,000. The Company may also incur other costs relating to the further reduction of its Jerusalem-based activities. The portion of the Company's lease obligations relating to its Jerusalem facility amounts to approximately $1,052,000 through the end of 2005. Costs of severance benefits for the employees who are likely to receive notice of termination as part of this further reduction are accrued to the balance sheet date as part of the liability in respect of employee severance benefits in accordance with Israeli law.

2002 Restructuring

In 2002, the Company implemented a strategic reorganization (the "2002 restructuring"). The 2002 restructuring was designed to substantially reduce early stage research expenditures so that the Company could focus primarily on the development of its lead product candidate KRX-101 for the treatment of diabetic nephropathy and on the acquisition of additional clinical stage compounds. The 2002 restructuring included a 46 person, or approximate 70%, reduction in the Company's work force, including senior management, administrative staff, and research personnel involved in early stage projects. As of March 31, 2003, 45 employees had left under the 2002 restructuring.

Through March 31, 2003, the Company had total accumulated expenses of approximately $1,118,000 for severance benefits for employees terminated under the 2002 restructuring, almost all of which had been expensed in prior periods.

As of March 31, 2003, 45 employees have left the Company under 2002 restructuring and approximately $389,000 of severance benefits have been paid.

As of March 31, 2003, approximately $729,000 in severance obligations related to the 2002 restructuring is included in accrued compensation and related liabilities. With respect to this liability, the Company had funded deposits in respect to employee severance obligations of approximately $200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited, consolidated financial statements and the related footnotes thereto, appearing elsewhere in this report.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel pharmaceutical products for the treatment of serious, life-threatening diseases, including diabetes and cancer.

In the second half of 2002 and March of 2003, we undertook corporate restructurings that have resulted in the reduction of staff and a re-focus of our efforts primarily on the development of our lead compound, KRX-101, which has completed a Phase 2 trial, and on the acquisition of additional late stage clinical compounds. For a further discussion of these restructurings, see "- Restructuring" below.

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

We were incorporated as a Delaware corporation in October 1998. We commenced operations in November 1999, following our acquisition of substantially all of the assets and certain of the liabilities of Partec Ltd., our predecessor company that began its operations in January 1997. Since commencing operations, our activities have been primarily devoted to developing our technologies and drug candidates, raising capital, purchasing assets for our corporate offices and laboratory facilities and recruiting personnel. We are a development stage company and have no product sales to date. Our major sources of working capital have been proceeds from various private placements of equity securities and from our initial public offering. We have two wholly owned operating subsidiaries, Keryx Biomedical Technologies Ltd. and Keryx (Israel) Ltd., which have historically engaged in research and development activities and administrative activities in Israel. For a further discussion of our current research, development and administrative activities in Israel, see "2003 Restructuring" and "2002 Restructuring" below.

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

Our results of operations include non-cash compensation expense as a result of the grants of stock, stock options and warrants. We account for stock-based employee and director compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), and comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148. Compensation expense for options and warrants granted to employees and directors represents the intrinsic value (the difference between the stock price of the common stock and the exercise price of the options or warrants) of the options and warrants at the date of grant, as well as the difference between the stock price at reporting date and the exercise price, in the case where a measurement date has not been reached. Compensation for options and warrants granted to consultants and other third-parties has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The compensation cost is recorded over the respective vesting periods of the individual stock options and warrants. The expense is included in the respective categories of expense in the statement of operations. We expect to record additional non-cash compensation expense in the future, which may be significant. However, because some of the options and warrants issued to employees, consultants and other third-parties either do not vest immediately or vest upon the achievement of certain milestones, the total expense is uncertain.

We have incurred negative cash flow from operations since our inception. We anticipate incurring negative cash flow from operations for the foreseeable future. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts and our clinical trials.

STOCK REPURCHASE PROGRAM

In November 2002, our board of directors authorized a stock repurchase program of up to 2.5 million shares of our common stock. Purchases under the stock repurchase program may be made in the open market or in private transactions from time to time. The stock repurchase program is being funded using our working capital. We did not repurchase any shares of our common stock during the three months ended March 31, 2003 pursuant to the stock repurchase program. Under the stock repurchase program, up to 2,453,700 shares of our common stock remain available for repurchase as of March 31, 2003.

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

Foreign Currency Translation. In preparing our consolidated financial statements, we translate non-US dollar amounts in the financial statements of our Israeli subsidiaries into US dollars. Under the relevant accounting guidance the treatment of any gains or losses resulting from this translation is dependent upon management's determination of the functional currency. The functional currency is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiaries. Generally, the currency in which a subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency. However, any dependency upon the parent and the nature of the subsidiary's operations must also be considered. If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements would be included as a separate part of our stockholders' equity under the caption "cumulative translation adjustment." However, if the functional currency of the subsidiary is deemed to be the US dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. Based on our assessment of the factors discussed above, we consider the US dollar to be the functional currency for each of our Israeli subsidiaries because the majority of the transactions of each subsidiary, including billings, payroll, taxes and other major obligations, are conducted using the US dollar. Therefore all gains and losses from translations are recorded in our statement of operations. Had we used the Israeli currency as the functional currency of our subsidiaries, exchange gains and losses would have been treated as a component of stockholders' equity, as other comprehensive income, included in a statement of comprehensive income. We believe that the amount of such comprehensive income for the three months ended March 31, 2003 would not have been material.

Accounting For Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our US deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. The deferred tax asset in our financial statements for the comparative period relates to our wholly owned Israeli subsidiaries. These subsidiaries have generated taxable income in respect of services provided within the group, and therefore we believed in the past that the deferred tax asset relating to the Israeli subsidiaries would be realized. It should be noted that as the income has been derived from companies within the consolidated group, it had been eliminated upon consolidation. During the quarter, we decided to cease our research and development activities in Israel and further decrease our administrative activities in our Jerusalem facility. In addition, since the Israeli subsidiaries are no longer expected to generate income, we do not believe that the deferred tax asset will be realized. We therefore have decided to record a valuation allowance against the deferred tax asset, resulting in an expense in the statement of operations for the three months ended March 31, 2003.

In September 2001, one of our Israeli subsidiaries received the status of an "Approved Enterprise" which grants certain tax benefits in Israel in accordance with the "Law for the Encouragement of Capital Investments, 1959". Through March 31, 2003, this Israeli subsidiary will have received tax benefits of approximately $731,000 as a result of the subsidiary's status as an "Approved Enterprise." In June 2002, the subsidiary received formal temporary notification that it had met the requirements for implementation of the benefits under this program. In January 2003, the subsidiary notified the Israeli governmental authority of reductions in its staff and operations that had formed the basis of its Approved Enterprise program, and requested that the program instituted prior to the cost reductions be approved. In February 2003, the Israeli governmental authority informed this subsidiary that it may be in non-compliance with the conditions of its Approved Enterprise program because of the indicated reductions. As part of the restructuring implemented during the first quarter of 2003, as described below, we decided to close down our Jerusalem laboratory facility. Our subsidiary is currently undergoing discussions with the Israeli governmental authority and at this point we are uncertain as to whether or not any of the past benefits will need to be repaid. Accordingly, we have not recorded any charge with respect to this potential liability.

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

Impairment Of Long-Lived Assets And Long-Lived Assets To Be Disposed Of. We have adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) from January 1, 2002. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We have conducted such a review in light of our restructuring in 2003. Our review included estimating each drug candidate's chance of continued development, partnering and FDA approval, its estimated market size and share, and potential royalty rate. We believe, based upon this review of our future net cash flow estimates for each of drug candidates and the decision to close our laboratory facility in Jerusalem, that an impairment charge should be recorded for the quarter ended March 31, 2003. Any changes in any of these estimates could affect the need to record an impairment charge or the amount of the charge thereof. See "- Restructuring" below.

RESTRUCTURING

2003 Restructuring

In March 2003, we gave notice of termination to four employees, all based in our Jerusalem laboratory facility, and, in addition, we indicated our intention to cease our research and development activities and further decrease our administrative activities in our Jerusalem facility (the "current restructuring").

As a result of these actions, we reevaluated our long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and took a non-cash impairment charge of $2,295,000, all of which was included in research and development expenses. The impairment charge included a write-off of $1,509,000 in fixed assets and approximately $786,000 in other investments relating to intangible assets.

The current restructuring included a four person, or approximately 18%, reduction in our work force. All of such persons were research personnel involved in early stage projects. As of March 31, 2003, none of the employees terminated under our current restructuring had left us, since their final date of employment was subsequent to March 31, 2003.

Through March 31, 2003, we had total accumulated expenses of $35,000 for severance benefits for employees terminated under our current restructuring, all of which had been previously expensed as part of our ongoing accrual for employee severance benefits in accordance with Israeli law.

No severance benefits were paid during the period, because no employees have left us under our current restructuring as of March 31, 2003, since their final date of employment was subsequent to March 31, 2003.

As of March 31, 2003, $35,000 in severance obligations related to the current restructuring is included in accrued compensation and related liabilities. A portion of this amount was formerly included in liability in respect of employee severance obligations and was reclassified to current liabilities after it became short-term in nature. With respect to this liability, we had funded deposits in respect of employee severance obligations of $31,000 that were reclassified to current assets, as they will be redeemed in the short-term. In addition, as a result of the current restructuring, we reclassified our liability in respect of employee severance obligations to a current liability and similarly reclassified our deposits in respect of employee severance obligations to current assets.

We may also incur other costs related to the current restructuring of our Jerusalem-based activities, with regard to potential liability in respect of tax benefits received by our subsidiary as an Approved Enterprise.

In addition, we intend to further reduce our remaining activities in our Jerusalem facility. We believe that these reductions, which are expected to include further personnel reductions and sales of fixed assets, will likely require an asset impairment charge during the second and/or third quarters of 2003, although the amount of this impairment charge and other costs associated with the further curtailment of our activities in our Jerusalem facility cannot be determined at this time. The carrying value of the assets that could be impaired, thus resulting in a non-cash write down, including fixed assets, totals approximately $776,000. We may also incur other costs relating to the further reduction of our Jerusalem-based activities. For example, the portion of our lease obligations relating to our Jerusalem facility amounts to approximately $1,052,000 through the end of 2005. Costs of severance benefits for the employees who are expected to receive notice of termination as part of this further reduction are accrued to the balance sheet date as part of the liability in respect of employee severance benefits in accordance with Israeli law.

2002 Restructuring

In the second half of 2002, we implemented a strategic reorganization (the "2002 restructuring"). The 2002 restructuring was designed to substantially reduce early stage research expenditures so that we could focus primarily on the development of our lead product candidate KRX-101 for the treatment of diabetic nephropathy and on the acquisition of additional clinical stage compounds. The 2002 restructuring included a 46 person, or approximate 70%, reduction in the Company's work force, including senior management, administrative staff, and research personnel involved in early stage projects. As of March 31, 2003, 45 employees had left under the 2002 restructuring.

Through March 31, 2003, we had total accumulated expenses of $1,118,000 for severance benefits for employees terminated under our 2002 restructuring, almost all of which had been expensed in prior periods.

As of March 31, 2003, 45 employees have left us under the 2002 restructuring and $389,000 of severance benefits have been paid.

As of March 31, 2003, $729,000 in severance obligations related to the 2002 restructuring is included in accrued compensation and related liabilities. With respect to this liability, we had funded deposits in respect to employee severance obligations of $200,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

Revenue. We did not have any revenue for the three months ended March 31, 2003 and March 31, 2002.

Research and Development Expenses. Research and development expenses, including non-cash compensation expense related to stock option grants and warrant issuances, increased by $742,000 to $3,105,000 for the three months ended March 31, 2003, as compared to expenses of $2,363,000 for the three months ended March 31, 2002. The increase in research and development expenses was due primarily to the non-cash impairment charge associated with our decision to cease our Jerusalem laboratory activities, as described above. These increases were partially offset by a decline in early stage research and development expenditures as a result of the 2002 restructuring.

We expect our research and development costs to decrease for the remainder of 2003 as the result of the implementation of the current and 2002 restructurings.

Non-cash compensation expense related to stock option grants and warrant issuances was negative $266,000 for the three months ended March 31, 2003 as compared to negative $580,000 for the three months ended March 31, 2002. This negative non-cash compensation expense was primarily due to the revaluation of previously issued options and warrants to consultants and other third parties as a result of the decline in our stock price pursuant to the provisions of SFAS No. 123 and EITF 96-18.

General and Administrative Expenses. General and administrative expenses, including non-cash compensation expense related to stock option grants and warrant issuances, decreased by $638,000 to $666,000 for the three months ended March 31, 2003, as compared to expenses of $1,304,000 for the three months ended March 31, 2002. The decrease in general and administrative expenses was due primarily to reduced personnel and related costs associated with the 2002 restructuring.

We expect our general and administrative costs to decrease for the remainder of 2003 as the result of the implementation of the current and 2002 restructurings.

Non-cash compensation expense related to stock option grants was $2,000 for the three months ended March 31, 2003 as compared to negative $6,000 for the three months ended March 31, 2002.

Interest Income (Expense), Net. Interest income, net, decreased by $89,000 to $85,000 for the three months ended March 31, 2003, as compared to income of $174,000 for the three months ended March 31, 2002. The decrease resulted from a lower level of invested funds and the general decline in market interest rates when compared to the comparable period last year.

Income Taxes. Income tax expense increased by $52,000 to $102,000 for the three months ended March 31, 2003, as compared to an expense of $50,000 for three months ended March 31, 2002. The increase in income tax expense was primarily due to the creation of a valuation allowance against the deferred tax asset and the deferred tax liability of our Israeli subsidiaries, associated with the cessation of our research and development activities and further decrease in administrative activities in our Jerusalem facility. Income tax expense for the comparative period is attributable to taxable income from the continuing operations of our subsidiaries in Israel. This income is eliminated upon consolidation of our financial statements.

Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through various private and public financings. As of March 31, 2003, we had received net proceeds of $46.3 million from our initial public offering, and $11.6 million from private placement issuances of common and preferred stock, including $2.9 million raised through the contribution by holders of their notes issued by our predecessor company.

As of March 31, 2003, we had $22.4 million in cash, cash equivalents, interest receivable and short-term securities, a decrease of $1.7 million from December 31, 2002. Cash used in operating activities for the three months ended March 31, 2003 was $1.6 million as compared to $3.4 million for the three months ended March 31, 2002. This decrease in cash used in operating activities was due primarily to reduced early stage research activities and associated personnel and general and administrative expenses. For the three months ended March 31, 2003, net cash provided by investing activities of $7.8 million was primarily the result of the maturity of short-term securities.

As of March 31, 2003, we have known contractual obligations, commitments and contingencies of $1,444,000. Of this amount, $218,000 relates to research and development agreements, all of which is due within the next year, and $48,000 relates to other agreements due within the next year. The additional $1,178,000 relates to operating lease obligations, of which $506,000 is due within the next year, with the remaining $672,000 due within one to three years.

-----------------------------------------------------------------------------------------------------------------------
                                                                       Payments Due By Period
-----------------------------------------------------------------------------------------------------------------------
Contractual Obligations                        Total       Less than 1 Year       1-3 Years   4-5 Years   After 5 Years
-----------------------------------------------------------------------------------------------------------------------
Research and Development Agreements         $  218,000          $218,000                --        --            --
-----------------------------------------------------------------------------------------------------------------------
Operating Leases                             1,178,000           506,000           672,000        --            --
-----------------------------------------------------------------------------------------------------------------------
Other Agreements                                48,000            48,000                --        --            --
-----------------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations          $1,444,000          $772,000          $672,000        --            --
-----------------------------------------------------------------------------------------------------------------------

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

We believe that our $22.4 million in cash, cash equivalents, interest receivable and short-term securities as of March 31, 2003 will be sufficient to enable us to meet our planned operating needs and capital expenditures for at least the next 24 months. Our cash and cash equivalents as of March 31, 2003 are invested in highly liquid investments such as cash, money market accounts and short-term US corporate debt securities. As of March 31, 2003, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout 2003 will continue to be funded from existing cash, cash equivalents, and short-term securities.

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

      o the progress of the development efforts of parties with whom we have entered or intend to enter into research and development agreements;

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

RISK FACTORS THAT MAY AFFECT RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements about our future operating results, our drug development programs and potential strategic alliances. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words "believe," "anticipate," "plan," "expect," "intend" and similar expressions to help identify forward-looking statements.

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-Q. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND HAVE INCURRED SUBSTANTIAL OPERATING LOSSES SINCE OUR INCEPTION. WE EXPECT TO CONTINUE TO INCUR LOSSES IN THE FUTURE AND MAY NEVER BECOME PROFITABLE.

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception, expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2003, we had an accumulated deficit of approximately $49.3 million. As we expand our development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates or technologies.

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

Additionally, we have submitted a subpart H clinical development plan to the FDA for the clinical development of KRX-101 for diabetic nephropathy. A final agreement on the specifics of our clinical program for that development plan has not been agreed to with the FDA and we cannot give any assurance that an acceptable final agreement on the specifics of such clinical program will ever be reached with the FDA. In fact, based on the FDA's comments to our most recent submission, we believe that additional discussions with the FDA will be required prior to final agreement on the specifics of our subpart H accelerated approval clinical program. We cannot assure you that those discussions will take place or, if they do take place, the timing of such discussions, or that the results of such discussions will be satisfactory to us. Additionally, the FDA has stated that based on the novelty of the approach that we have discussed with them, they would want to refer our proposed approach to the Cardio-Renal Advisory Committee.

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

BECAUSE WE LICENSE OUR PROPRIETARY TECHNOLOGIES, TERMINATION OF THESE AGREEMENTS WOULD PREVENT US FROM DEVELOPING OUR DRUG CANDIDATES.

We do not own KRX-101, our KinAce platform, or the SIB technology. We have licensed these technologies from others. These license agreements require us to meet development or financing milestones and impose development and commercialization due diligence on us. In addition, under these agreements we must pay royalties on sales of products resulting from licensed technologies and pay the patent filing, prosecution and maintenance costs related to the licenses. If we do not meet our obligations in a timely manner or if we otherwise breach the terms of our agreements, our licensors could terminate the agreements and we would lose the rights to KRX-101 and the KinAce and SIB technologies.

BECAUSE OUR REVISED BUSINESS MODEL IS BASED, IN PART, ON THE ACQUISITION OR IN-LICENSING OF ADDITIONAL CLINICAL PRODUCT CANDIDATES, IF WE FAIL TO ACQUIRE OR IN-LICENSE SUCH CLINICAL PRODUCT CANDIDATES, OUR LONG TERM BUSINESS PROSPECTS WILL BE SUBSTANTIALLY IMPAIRED.

As a major part of our business strategy, we plan to acquire or in-license clinical stage product candidates. If we fail to acquire or in-license such product candidates, we may not achieve expectations of our future performance. Because we do not intend to engage in significant discovery research, we must rely on third parties to sell or license new product opportunities to us. Other companies, including some with substantially greater financial, development, marketing and sales resources, are competing with us to acquire or in-license such products or product candidates. We may not be able to acquire or in-license rights to additional products or product candidates on acceptable terms, if at all.

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

Subsequent to the current and 2002 restructurings, we currently have 17 full and part-time employees and several other persons working under research agreements or consulting agreements. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to develop our lead drug candidates could be materially impaired. In addition, while we have employment agreements with Mr. Weiss and our other key executives, these agreements would not prevent any of them from terminating their employment with us.

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

      o     the number and scope of our development programs;

      o our ability to establish and maintain current and new licensing or acquisition arrangements;

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

OUR RESTRUCTURINGS MAY NOT ACHIEVE THE RESULTS WE INTEND AND MAY HARM OUR BUSINESS.

Since mid-2002, we have been restructuring the company, including the current and 2002 restructurings. Our workforce reduction consisted principally of research personnel primarily involved in early-stage projects, along with certain managerial and administrative staff. The implementation of our restructurings has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. If we are unable to implement our restructurings effectively, we may not successfully achieve our business strategy or reduce our costs. Moreover, we may be required to further reduce our headcount and/or program-specific expenditures, which could require us to further scale back or abandon any of our development activities, or license to others products or technologies we would otherwise have sought to commercialize ourselves.

DUE TO THE RECENT REDUCTIONS IN STAFF AND ACTIVITY AT OUR RESEARCH AND DEVELOPMENT SUBSIDIARY LOCATED IN ISRAEL, CERTAIN TAX BENEFITS WE HAD RECEIVED FROM THE ISRAELI GOVERNMENT MAY BE REVOKED AND WE MAY BE REQUIRED TO REPAY SOME OR ALL OF SUCH TAX BENEFITS PREVIOUSLY RECEIVED.

In September 2001, one of our Israeli subsidiaries received the status of an "Approved Enterprise," a status which grants certain tax benefits in Israel in accordance with the "Law for the Encouragement of Capital Investments, 1959". Through March 31, 2003, our Israeli subsidiary will have received tax benefits of approximately $731,000 as a result of our subsidiary's status as an "Approved Enterprise." As a result of recent cost reductions, the staff and activity of this subsidiary have been materially reduced. In January 2003, the subsidiary notified the Israeli governmental authority of reductions in its staff and operations that had formed the basis of its Approved Enterprise program, and requested that the program instituted prior to the cost reductions be approved. In February 2003, the Israeli governmental authority informed this subsidiary that it may be in non-compliance with the conditions of its Approved Enterprise program because of the indicated reductions. As part of the restructuring implemented during the first quarter of 2003, we decided to close down our Jerusalem laboratory facility. Our subsidiary is currently undergoing discussions with the Israeli governmental authority and at this point we are uncertain as to whether or not any of the past benefits will need to be repaid. Accordingly, we have not recorded any charge with respect to this potential liability. It is possible that as a result of these cost reductions and the close down of the Jerusalem laboratory facility, some or all of the tax benefits received to date will need to be repaid, which could adversely affect our cash flow and results of operations.

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

Moreover, we rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require our employees, collaborators and consultants to enter into confidentiality agreements, this may not be sufficient to adequately protect our trade secrets or other proprietary information. In addition, we share ownership and publication rights to data relating to some of our drug candidates with our research collaborators and scientific advisors. If we cannot maintain the confidentiality of this information, our ability to receive patent protection or protect our proprietary information will be at risk.

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

As of March 31, 2003, our executive officers, directors and principal stockholders (including their affiliates) beneficially own, in the aggregate, approximately 37.6% of our outstanding common stock, including, for this purpose, currently exercisable options and warrants held by our executive officers, directors and principal stockholders. As a result, these persons, acting together, may have the ability to effectively determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, acting together, may have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by discouraging a potential acquirer from attempting to acquire us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. We maintain our portfolio in cash equivalents and short- and long-term interest bearing securities, including corporate debt, money market funds and government debt securities. The average duration of all of our investments held in the first quarter of 2003 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluations as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) Use of Proceeds From Registered Securities

We received net proceeds (after deducting underwriting discounts and commissions and offering expenses) of $46.3 million from the sale of 5,200,000 shares of common stock in our initial public offering in July 2000. As of March 31, 2003, we have used the net proceeds of this offering as follows:

            o approximately $5.6 million to fund the development of KRX-101 for diabetic nephropathy;

            o approximately $3.8 million to fund the development of KRX-123 for hormone-resistant prostate cancer;

            o approximately $10.3 million to fund expansion of our KinAce platform and to further develop the compounds we have generated with it; and

            o approximately $14.2 million to use as working capital, in-licensing development activities and for general corporate purposes.

We intend to use our current capital resources primarily to advance KRX-101 and to in-license, acquire and develop novel clinical stage compounds. The timing and amounts of our actual expenditures will depend on several factors, including the timing of our entry into collaboration agreements, the progress of our clinical trials, the progress of our research and development programs, the results of other pre-clinical and clinical studies and the timing and costs of regulatory approvals.

Until we use the net proceeds, we intend to invest the funds in short and long-term, investment-grade, interest-bearing instruments.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            The exhibits listed on the Exhibit Index are included with this report.

            10.1 - Employment Agreement between Keryx Biopharmaceuticals, Inc.
                   and Michael S. Weiss dated as of December 23, 2002

            10.2 - 1999 Stock Option Plan (as amended)

            10.3 - 2000 Stock Option Plan (as amended)

            10.4 - 2002 CEO Incentive Stock Option Plan

            99.1 - Certifications pursuant to 18 U.S.C. Section 1350

            99.2 - Certifications pursuant to 18 U.S.C. Section 1350

      (b)   Reports on Form 8-K

            On April 7, 2003, the Company furnished a Current Report on Form 8-K under Items 7, 9 and 12, containing a copy of its earnings release for the period ended December 31, 2002 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

            On May 14, 2003, the Company furnished a Current Report on Form 8-K under Item 9, containing a copy of its earnings release for the period ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KERYX BIOPHARMACEUTICALS, INC.


Date: May 15, 2003                  /s/ Ira Weinstein
                                    --------------------------------------------
                                    Ira Weinstein
                                    Interim Chief Financial Officer & Treasurer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

      I, Michael S. Weiss, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003                                /s/ Michael S. Weiss
                                                  ------------------------------
                                                  Michael S. Weiss
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the such auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    /s/ Ira Weinstein
                                    --------------------------------------------
                                    Ira Weinstein
Dated: May 15, 2003                 Interim Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1 - Employment Agreement between Keryx Biopharmaceuticals, Inc. and Michael
       S. Weiss dated as of December 23, 2002.

10.2 - 1999 Stock Option Plan (as amended)

10.3 - 2000 Stock Option Plan (as amended)

10.4 - 2002 CEO Incentive Stock Option Plan

99.1 - Certification pursuant to 18 U.S.C. Section 1350

99.2 - Certification pursuant to 18 U.S.C. Section 1350