Form 10-Q
period 2003-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2003-08-14
CIK 1114220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of August 7, 2003, the registrant had outstanding 21,073,310 shares of Common Stock, $0.001 par value per share.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2003
           and December 31, 2002............................................   3

         Interim Consolidated Statements of Operations for the
           three and six months ended June 30, 2003 and 2002................   4

         Interim Consolidated Statements of Cash Flows for the
           six months ended June 30, 2003 and 2002..........................   5

         Notes to Interim Consolidated Financial Statements
           of June 30, 2003.................................................   7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  12

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk......................................................  32

Item 4.  Controls and Procedures............................................  32

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds..........................  33

Item 4.  Submission of Matters to a Vote of Security Holders................  33

Item 6.  Exhibits and Reports on Form 8-K...................................  33

SIGNATURES..................................................................  34

ITEM 1.  FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002
--------------------------------------------------------------------------------
(in thousands, except share amounts)

                                                               June 30     December 31
                                                                2003          2002
                                                             (Unaudited)    (Audited)
                                                             -----------   -----------
Assets

Current assets

Cash and cash equivalents                                      $ 14,806     $ 13,350
Investment securities, held-to-maturity                           6,068       10,575
Deposits in respect of employee severance
 obligations (current portion)                                      209          299
Accrued interest receivable                                          91          206
Deferred tax asset                                                   --          170
Other receivables and prepaid expenses                               67          267
                                                               --------     --------
Total current assets                                             21,241       24,867
                                                               --------     --------

Deposits in respect of employee severance obligations                --          117

Property, plant and equipment, net, held for sale                   384           --
Property, plant and equipment, net                                  230        3,031

Other assets (primarily intangible assets), net                     263        1,088
                                                               --------     --------
Total assets                                                   $ 22,118     $ 29,103
                                                               ========     ========

Liabilities and Stockholders' Equity

Current liabilities

Accounts payable and accrued expenses                          $    540     $    920
Income taxes payable                                                130          177
Accrued compensation and related liabilities                        764        1,420
                                                               --------     --------
Total current liabilities                                         1,434        2,517
                                                               --------     --------
Liability in respect of employee severance obligations               --          188
Deferred tax liability                                               --           68

                                                               --------     --------
Total liabilities                                                 1,434        2,773
                                                               --------     --------

Commitments and contingencies

Stockholders' equity

Common stock, $0.001 par value per share (40,000,000 and
 40,000,000 shares authorized, 21,128,810 and 19,913,185
 shares issued, 21,072,710 and 19,866,885 shares outstanding
 at June 30, 2003 and December 31, 2002, respectively)               21           20
Additional paid-in capital                                       71,552       72,067
Treasury stock, at cost, 56,100 shares at June 30, 2003
 and 46,300 shares at December 31, 2002                             (89)         (77)
Unearned compensation                                                (1)        (178)
Deficit accumulated during the development stage                (50,799)     (45,502)
                                                               --------     --------
Total stockholders' equity                                       20,684       26,330
                                                               --------     --------
Total liabilities and stockholders' equity                     $ 22,118     $ 29,103
                                                               ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002
--------------------------------------------------------------------------------
(in thousands, except share and per share amounts)

                                                                                                                    Amounts
                                                                                                                Accumulated
                                                Three months ended June 30,       Six months ended June 30,      During the
                                               ----------------------------    ----------------------------     Development
                                                       2003            2002            2003            2002           Stage
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                               ------------    ------------    ------------    ------------    ------------

Management fees from related party             $         --    $         --    $         --    $         --    $        300
                                               ------------    ------------    ------------    ------------    ------------
Operating Expenses

Research and development:
   Non-cash compensation                               (249)           (764)           (515)         (1,344)          6,698
   Other research and development                       554           2,316           3,925           5,259          27,836
                                               ------------    ------------    ------------    ------------    ------------
   Total research and development expenses              305           1,552           3,410           3,915          34,534
                                               ------------    ------------    ------------    ------------    ------------

General and administrative:
   Non-cash compensation                                 50              (2)             52              (8)          3,443
   Other general and administrative                   1,205           1,082           1,869           2,392          16,274
                                               ------------    ------------    ------------    ------------    ------------
   Total general and administrative expenses          1,255           1,080           1,921           2,384          19,717
                                               ------------    ------------    ------------    ------------    ------------
Total operating expenses                              1,560           2,632           5,331           6,299          54,251
                                               ------------    ------------    ------------    ------------    ------------
Operating loss                                       (1,560)         (2,632)         (5,331)         (6,299)        (53,951)

Interest income, net                                     65             160             150             334           3,785
                                               ------------    ------------    ------------    ------------    ------------
Net loss before income taxes                         (1,495)         (2,472)         (5,181)         (5,965)        (50,166)

Income taxes                                             14             (61)            116             (11)            633
                                               ------------    ------------    ------------    ------------    ------------
Net loss                                             (1,509)         (2,411)         (5,297)         (5,954)        (50,799)
                                               ============    ============    ============    ============    ============


Basic and diluted loss per common share        ($      0.07)   ($      0.12)   ($      0.26)   ($      0.30)   ($      3.80)

Weighted average shares used in computing
basic and diluted net loss per common share      20,739,770      19,897,032      20,377,416      19,893,701      13,386,279

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2003 and 2002
--------------------------------------------------------------------------------
(in thousands)

                                                                                       Amounts
                                                                                   accumulated
                                                      Six months ended June 30,     during the
                                                     --------------------------    development
                                                            2003          2002           stage
                                                     -----------    ----------     -----------
                                                     (Unaudited)    (Unaudited)    (Unaudited)
                                                     -----------    ----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                              $  (5,297)     $  (5,954)     $ (50,799)

Adjustments to reconcile cash flows used in
  operating activities:
Employee stock compensation expense                          79              8          9,039
Consultants' and third-party stock compensation
  expense (negative expense)                               (542)        (1,360)         1,102
Issuance of common stock to technology licensor              --            359            359
Interest on convertible notes settled
  through issuance of preferred shares                       --             --            253
Depreciation and amortization                               731            431          2,057
Loss on disposal of property, plant and equipment             6             50             90
Impairment charges                                        2,482             --          2,482
Exchange rate differences                                    (9)            22             75
Changes in assets and liabilities:
Decrease (increase) in other receivables
  and prepaid expenses                                      199            226            (63)
Decrease (increase) in accrued interest
  receivable                                                115            (33)           (91)
Changes in deferred tax provisions and
  valuation allowance                                       102             17             --
Increase (decrease) in accounts payable
  and accrued expenses                                     (333)          (323)           537
Increase (decrease) in income taxes payable                 (47)          (116)           130
Increase (decrease) in accrued compensation
  and related liabilities                                  (656)            (9)           764
Increase (decrease) liability in respect
  of employee severance obligations                        (188)           178             --
                                                      ---------      ---------      ---------
Net cash used in operating activities                    (3,358)        (6,504)       (34,065)
                                                      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment                   --         (1,080)        (4,400)
Proceeds from disposals of property,
  plant and equipment                                        40             33             77
Investment in other assets                                  (64)           (66)        (1,187)
Proceeds from (additions to) deposits in
  respect of employee severance obligations                 117            (76)            --
Proceeds from (additions to) deposits in
  respect of employee severance
  obligations (current portion)                              90             --           (209)
Proceeds from sale and maturity of
  (investment in) short-term securities                   4,507          5,443         (6,068)
                                                      ---------      ---------      ---------
Net cash provided by (used in)
  investing activities                                $   4,690      $   4,254      $ (11,787)
                                                      ---------      ---------      ---------

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2003 and 2002 (continued)
--------------------------------------------------------------------------------
(in thousands)

                                                                                    Amounts
                                                                                accumulated
                                                   Six months ended June 30,     during the
                                                  -----------    -----------    development
                                                         2003           2002          stage
                                                  -----------    -----------    -----------
                                                  (Unaudited)    (Unaudited)    (Unaudited)
                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term loans                     $      --      $      --      $     500
Proceeds from long-term loans                             --             --          3,251
Issuance of convertible note, net                         --             --          2,150
Issuance of preferred shares, net and
  contributed capital                                     --             --          8,453
Receipts on account of shares previously
  issued                                                  --             --              7
Proceeds from initial public offering, net                --             --         46,298
Proceeds from exercise of options and warrants           127              1            163
Purchase of treasury stock                               (12)            --            (89)
                                                   ---------      ---------      ---------
Net cash provided by financing activities                115              1         60,733
                                                   ---------      ---------      ---------
Effect of exchange rate on cash                            9            (22)           (75)
                                                   ---------      ---------      ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                          1,456         (2,271)        14,806

Cash and cash equivalents at beginning
  of period                                           13,350         23,345             --
                                                   ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                            $  14,806      $  21,074      $  14,806
                                                   =========      =========      =========
NON-CASH TRANSACTIONS
Conversion of short-term loans into
  contributed capital                              $      --      $      --      $     500
Conversion of long-term loans into
  contributed capital                                     --             --          2,681
Conversion of long-term loans into
  convertible notes of Partec                             --             --            570
Conversion of convertible notes of Partec
  and accrued interest into stock in Keryx                --             --          2,973
Issuance of warrants to related party
  as finder's fee in private placement                    --             --            114
Declaration of stock dividend                             --             --              3
Conversion of Series A preferred stock to
  common stock                                            --             --             --*
Purchase of property, plant and equipment
  and other assets on credit                              --             --             --

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid for interest                             $      --*     $      --*     $     139
Cash paid for income taxes                                60             85            431

*     Amount less than $1,000

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Notes to the Interim Consolidated Financial Statements of June 30, 2003
------------------------------------------------------------------------------

NOTE 1 - GENERAL

                              BASIS OF PRESENTATION

Keryx Biopharmaceuticals, Inc. ("Keryx" or the "Company") is a biopharmaceutical company focused on the acquisition, development and commercialization of novel pharmaceutical products for the treatment of life-threatening diseases, including diabetes and cancer. The Company was incorporated in Delaware in October 1998 (under the name Paramount Pharmaceuticals, Inc., which was later changed to Lakaro Biopharmaceuticals, Inc. in November 1999, and finally to Keryx Biopharmaceuticals, Inc. in January 2000). The Company commenced activities in November 1999, and since then has operated in one segment of operations, namely the development and commercialization of clinical compounds and core technologies for the life sciences.

Until November 1999, most of the Company's activities were carried out by Partec Limited, an Israeli corporation formed in December 1996, and its subsidiaries SignalSite Inc. (85% owned) and its subsidiary, SignalSite Israel Ltd. (wholly owned), and Vectagen Inc. (87.25% owned) and its subsidiary, Vectagen Israel Ltd. (wholly owned) (hereinafter collectively referred to as "Partec"). In November 1999, the Company acquired substantially all of the assets and liabilities of Partec and, beginning as of that date, the activities formerly carried out by Partec were performed by the Company. At the date of the acquisition, Keryx and Partec were entities under common control (the controlling interest owned approximately 79.7% of Keryx and approximately 76% of Partec) and accordingly, the assets and liabilities were recorded at their historical cost basis by means of an "as if" pooling and Partec is being presented as a predecessor company. Consequently, these financial statements include the activities performed in previous periods by Partec by aggregating the relevant historical financial information with the financial statements of the Company as if they had formed a discrete operation under common management for the entire development stage.

The Company owns a 100% interest in each of Keryx (Israel) Ltd., organized in Israel, Keryx Biomedical Technologies Ltd., organized in Israel, and Keryx Securities Corp., a U.S. corporation incorporated in the Commonwealth of Massachusetts. For convenience purposes, unless otherwise indicated, the "Company", "Keryx", "we", "us", "it", "our" or "its" refers collectively to Keryx and its subsidiaries.

In March 2003, the Company gave notice of termination to four employees in the Jerusalem, Israel laboratory facility. In addition, the Company indicated its intention to cease its early-stage research and development activities and to further decrease its administrative activities in the Jerusalem facility (a process sometimes referred to as the "current restructuring"). During the second quarter of 2003, the Company gave notice of termination to an additional one person in Israel and to one person in Cambridge, Massachusetts. In addition, during the course of the current restructuring, Barry Cohen, the Company's Vice President, Business Development, and Thomas Humphries, the Company's Senior Vice President, Clinical Development, each resigned his employment with the Company. In connection with Dr. Humphries leaving the Company, the Company closed its office in Cambridge, Massachusetts and consolidated its activities in its New York City headquarters.

Substantially all of the biopharmaceutical development and administrative activities during 2003 were conducted in the United States, and therefore, the

Company has one geographical segment. The majority of the Company's fixed assets are held by its subsidiaries in Israel, and most of these assets have been classified as "held for sale" during the three months ended June 30, 2003.

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has not had revenues from its planned principal operations and is dependent upon significant financing to fund the working capital necessary to execute its business plan. If the Company determines to seek additional funding, there can be no assurance that the Company will be able to obtain any such funding on terms that are acceptable to it, if at all.

                           STOCK - BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, to account for stock option plans for employees and directors, as allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123). As such, compensation expense would be recorded on the measurement date only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 is applied to stock options and warrants granted to other than employees and directors. The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148 for awards to its directors and employees.

Had the compensation expenses for stock options granted under the Company's stock option plans been determined based on fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amount below:

                                                                                                                  Amounts
                                                                                                              Accumulated
                                                 Three months ended June 30,       Six months ended June 30,   During the
                                                 ---------------------------     ---------------------------  Development
                                                         2003           2002            2003            2002        Stage
                                                  (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)  (Unaudited)
                                                  -----------    -----------     -----------    ------------  -----------

Net loss, as reported                              $  (1,509)     $  (2,411)     $  (5,297)     $  (5,954)     $ (50,799)

Add: Stock-based compensation expense
   to employees and directors
   determined under the intrinsic value-
   based method, as included in reported net
   loss, net of related tax effects                       76              4             79              8          9,039

Deduct: Total stock-based compensation expense
   to employees and directors
   determined under fair value-based
   method for all awards, net of
   related tax effects                                  (129)          (316)          (849)          (653)       (12,212)
                                                   ---------      ---------      ---------      ---------      ---------
Pro forma net loss                                 $  (1,562)     $  (2,723)     $  (6,067)     $  (6,599)     $ (53,972)

Basic and diluted loss per common share
   As reported                                     ($   0.07)     ($   0.12)     ($   0.26)     ($   0.30)     ($   3.80)
   Pro forma                                       ($   0.08)     ($   0.14)     ($   0.30)     ($   0.33)     ($   4.03)

                                 LOSS PER SHARE

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share does not reflect the effect of common shares to be issued upon exercise of stock options and warrants, as their inclusion would be anti-dilutive. The common stock equivalent of anti-dilutive securities not included in the computation of net loss per share amounts was 3,801,016.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 should not have a significant effect on the Company's financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2003, the compensation committee of the Company's board of directors granted options to purchase 980,000 shares of the Company's common stock to the Company's employees, directors and consultants, pursuant to the Company's 2000 Stock Option Plan, adopted in June 2000. The exercise price of the options issued during the six months ended June 30, 2003 ranged between $1.10 and $1.44 per share. Options for the purchase of 537,092 shares of the Company's common stock were forfeited during the six months ended June 30, 2003. In addition, options for the purchase of 1,215,625 shares of the Company's common stock were exercised during the six months ended June 30, 2003.

During the six months ended June 30, 2003, the Company repurchased 9,800 shares of its common stock at an aggregate cost of approximately $12,000 pursuant to the stock repurchase program approved by its board of directors in November 2002. Under its stock repurchase program the Company was authorized to repurchase up to 2,443,900 additional Keryx shares as of June 30, 2003.

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

Under its Approved Enterprise status, the subsidiary must maintain certain conditions and submit periodic reports. Failure to comply with the conditions of the Approved Enterprise status could cause the subsidiary to lose previously accumulated tax benefits. Through June 30, 2003, this subsidiary has received tax benefits of approximately $731,000. As a result of the restructuring implemented in 2002, the staff and activity of this subsidiary were materially reduced. In January 2003, the subsidiary notified the Israeli governmental authority of such reductions and requested that the program instituted prior to the cost reductions be upheld. In February 2003, the Israeli governmental authority informed the subsidiary that it may be in non-compliance with the conditions of its Approved Enterprise program because of the indicated reductions. As part of the restructuring implemented during the first quarter of 2003, as described in
Note 5, the subsidiary decided to close down the Jerusalem laboratory facility. The subsidiary is currently engaged in discussions with the Israeli governmental authority and, at this point, it is uncertain as to whether or not any past benefits will need to be repaid. Accordingly, the Company has not recorded any charge with respect to this potential liability.

NOTE 5 - RESTRUCTURING

2003 Restructuring

In March 2003, the Company gave notice of termination to four of its employees in the Jerusalem laboratory facility, and, in addition, the Company indicated its intention to cease early-stage research and development activities and to further decrease the administrative activities in the Jerusalem facility. While the significant portion of the current restructuring was completed by July 2003, the Company anticipates that the current restructuring will be fully completed in the third quarter of 2003. During the second quarter of 2003, the Company gave notice of termination to an additional one person in Israel and one person in Cambridge, Massachusetts. In addition, during the course of the current restructuring, Barry Cohen, the Company's Vice President, Business Development, and Thomas Humphries, the Company's Senior Vice President, Clinical Development, each resigned his employment with the Company. In connection with Dr. Humphries leaving the Company, the Company closed its office in Cambridge, Massachusetts and consolidated its activities in its New York City headquarters.

In addition, during the second quarter of 2003, as a result of the Company's decision to sell the majority of its fixed assets, those fixed assets, primarily office furniture and equipment, laboratory equipment, and computers, software and related equipment, located in the Jerusalem facility formerly classified as "held-for-use" were classified as "held-for-sale," in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144). At June 30, 2003, $384,000 in fixed assets were classified as "held-for-sale." The disposition of the majority of these assets was completed during the early part of the third quarter of 2003.

As part of the above, the Company reevaluated its long-lived assets in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and took a non-cash impairment charge of approximately $2,481,000 for the six months ended June 30, 2003, of which approximately $2,357,000 was included in research and development expenses and of which approximately $124,000 was included in general and administrative expenses. For the six months ended June 30, 2003, the impairment charge included a write-off of approximately $1,694,000 in fixed assets and approximately $787,000 in other investments relating to intangible assets. For the three months ended June 30, 2003, the Company took a non-cash impairment charge of approximately $186,000, of which approximately $62,000 was included in research and development expenses and of which approximately $124,000 of which was included in general and administrative expenses. For the three months ended June 30, 2003, the impairment charge included a write-off of approximately $185,000 in fixed assets and approximately $1,000 in other investments relating to intangible assets.

In addition, with the Company's subsidiaries' decision at the end of the second quarter of 2003, to vacate the Jerusalem facility, the Company reevaluated and significantly shortened the useful life of the leasehold improvements associated with their administrative facilities, resulting in accelerated depreciation of approximately $420,000 for the three months ended June 30, 2003.

The current restructuring included an eight-person reduction in the Company's work force to 19 full and part-time employees at June 30, 2003. Six of such persons were research personnel and two were administrative personnel. As of June 30, 2003, six of these employees had left the Company, with the balance to cease employment subsequent to June 30, 2003.

Through June 30, 2003, the Company had total accumulated expenses of approximately $50,000 for severance benefits for employees terminated under the current restructuring, almost all of which had been previously expensed, in both research and development expenses and general and administrative expenses, as part of the Company's ongoing accrual for employee severance benefits in accordance with Israeli law.

As of June 30, 2003, six employees have left the Company under the current restructuring and approximately $32,000 of severance benefits have been paid.

As of June 30, 2003, approximately $18,000 in severance obligations related to the current restructuring is included in accrued compensation and related liabilities. With respect to this liability, the Company had funded deposits in respect of employee severance obligations of approximately $16,000.

The Company may also incur other costs related to the current restructuring of the Jerusalem-based activities. See Note 4 with regard to potential liability in respect of tax benefits received by a subsidiary of the Company as an Approved Enterprise.

In addition, as part of the current restructuring, the Company may incur other costs relating to its subsidiary's lease in the Jerusalem facility. Although the Jerusalem facility was vacated in July 2003, as of the date hereof, the lease remains in effect. The remaining portion of the lease obligations relating to the Jerusalem facility amounts to approximately $1,044,000 through the end of lease term in December 2005. In light of this and in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), the Company may record a charge for potential costs associated with this lease agreement.

Severance benefits for any additional employees who are likely to receive notice of termination as part of this restructuring are accrued to the balance sheet date as part of the liability in respect of employee severance benefits in accordance with Israeli law.

2002 Restructuring

In 2002, the Company implemented a strategic reorganization, sometimes referred to as the "2002 restructuring". The 2002 restructuring was designed to substantially reduce early stage research expenditures so that the Company could focus primarily on the development of its lead product candidate for the treatment of diabetic nephropathy, KRX-101, and on the acquisition of additional clinical stage compounds. The 2002 restructuring included a 46 person, or approximate 70%, reduction in the Company's work force, including senior management, administrative staff, and research personnel involved in early stage projects.

Through June 30, 2003, the Company had total accumulated expenses of approximately $1,121,000 for severance benefits for employees terminated under the 2002 restructuring, almost all of which had been expensed in prior periods.

As of June 30, 2003, all 46 employees have left the Company under 2002 restructuring and approximately $716,000 of severance benefits have been paid.

As of June 30, 2003, approximately $404,000 in severance obligations related to the 2002 restructuring is included in accrued compensation and related liabilities. With respect to this liability, the Company had funded deposits in respect to employee severance obligations of approximately $48,000.

NOTE 6 - SUBSEQUENT EVENTS

In July 2003, the Company's subsidiaries vacated the Jerusalem facility and relocated to smaller facilities. The landlord of the Jerusalem facility has alleged that the Company is immediately liable to pay the landlord a sum in excess of $1.1 million as a result of the alleged breach of the lease agreement for the Jerusalem facility. The amount being demanded by the landlord includes rent for the entire remaining term of the lease (through 2005), as well as property taxes and other costs. In August 2003, the landlord realized the bank guarantee, in the amount of $222,000, which had been previously provided as security in connection with the lease agreement. No litigation has yet been commenced in this matter and the likelihood of this claim cannot be estimated at this time. See Note 5 - Restructuring.

In August 2003, the Company announced that the Collaborative Study Group (CSG), the largest standing renal clinical trial group comprised of academic and tertiary nephrology care centers, will conduct the US-based Phase II/III clinical program for KRX-101 for the treatment of diabetic nephropathy. It is anticipated that this clinical program will commence by the late third quarter or early fourth quarter of 2003. The financial terms of the arrangement have not been finalized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited, consolidated financial statements and the related footnotes thereto, appearing elsewhere in this report.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel pharmaceutical products for the treatment of life-threatening diseases, including diabetes and cancer.

In August of 2002 and March of 2003, we initiated corporate restructurings that have resulted in the reduction of staff and a re-focusing of our efforts on the development of our lead compound, KRX-101, which has completed a Phase II trial conducted in Europe, and on the acquisition of additional late stage clinical compounds. For a further discussion of these restructurings, see "Restructuring" below.

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

In August 2003, we announced that the Collaborative Study Group (CSG), the largest standing renal clinical trial group comprised of academic and tertiary nephrology care centers, will conduct the US-based Phase II/III clinical program for KRX-101 for the treatment of diabetic nephropathy. It is anticipated that this clinical program will commence by the late third quarter or early fourth quarter of 2003.

To date, we have not received approval for the sale of any of our drug candidates in any market.

We were incorporated in Delaware in October 1998. We commenced operations in November 1999, following our acquisition of substantially all of the assets and certain of the liabilities of Partec Ltd., our predecessor company that began its operations in January 1997. Since commencing operations, our activities have been primarily devoted to developing our technologies and drug candidates, raising capital, purchasing assets for our corporate offices and laboratory facilities and recruiting personnel. We are a development stage company and have no product sales to date. Our major sources of working capital have been proceeds from various private placements of equity securities and from our initial public offering. We have two wholly owned operating subsidiaries, Keryx Biomedical Technologies Ltd. and Keryx (Israel) Ltd., which have historically engaged in research and development activities and administrative activities, respectively, in Israel. For a further discussion of our current research, development and administrative activities in Israel, see "2003 Restructuring" and "2002 Restructuring" below. We also have a U.S. subsidiary, Keryx Securities Corp., organized under the laws of the Commonwealth of Massachusetts for the purpose of investing the Company's liquid funds.

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

Our results of operations include non-cash compensation expense as a result of the grants of stock, stock options and warrants. We account for stock-based employee and director compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), and comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148. Compensation expense for options and warrants granted to employees and directors represents the intrinsic value (the difference between the stock price of the common stock and the exercise price of the options or warrants) of the options and warrants at the date of grant, as well as the difference between the stock price at reporting date and the exercise price, in the case where a measurement date has not been reached. Compensation for options and warrants granted to consultants and other third-parties has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The compensation cost is recorded over the respective vesting periods of the individual stock options and warrants. The expense is included in the respective categories of expense in the statement of operations. We expect to incur significant non-cash compensation expense in the future. However, because some of the options and warrants issued to employees, consultants and other third-parties either do not vest immediately or vest upon the achievement of certain milestones, the total expense is uncertain.

We have incurred negative cash flow from operations since our inception. We anticipate incurring negative cash flow from operations for the foreseeable future. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts and our clinical trials.

STOCK REPURCHASE PROGRAM

In November 2002, our board of directors authorized a stock repurchase program of up to 2.5 million shares of our common stock. Purchases under the stock repurchase program may be made in the open market or in private transactions from time to time. The stock repurchase program is being funded using our current assets. During the six months ended June 30, 2003, we repurchased 9,800 shares of our common stock at an aggregate cost of $12,000 pursuant to the stock repurchase program. Under the stock repurchase program, up to 2,443,900 shares of our common stock remain available for repurchase as of June 30, 2003.

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

Foreign Currency Translation. In preparing our consolidated financial statements, we translate non-US dollar amounts in the financial statements of our Israeli subsidiaries into US dollars. Under the relevant accounting guidance the treatment of any gains or losses resulting from this translation is dependent upon management's determination of the functional currency. The functional currency is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiaries. Generally, the currency in which a subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency. However, any dependency upon the parent and the nature of the subsidiary's operations must also be considered. If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements would be included as a separate part of our stockholders' equity under the caption "cumulative translation adjustment." However, if the functional currency of the subsidiary is deemed to be the US dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. Based on our assessment of the factors discussed above, we consider the US dollar to be the functional currency for each of our Israeli subsidiaries because the majority of the transactions of each subsidiary, including billings, payroll, taxes and other major obligations, are conducted using the US dollar. Therefore all gains and losses from translations are recorded in our statement of operations. Had we used the Israeli currency as the functional currency of our subsidiaries, exchange gains and losses would have been treated as a component of stockholders' equity, as other comprehensive income, included in a statement of comprehensive income. We believe that the amount of such comprehensive income for the six months ended June 30, 2003 would not have been material.

Accounting For Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our US deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. The deferred tax asset in our financial statements for the comparative period relates to our wholly owned Israeli subsidiaries. These subsidiaries have generated taxable income in respect of services provided within the group, and therefore we believed in the past that the deferred tax asset relating to the Israeli subsidiaries would be realized. It should be noted that as the income has been derived from companies within the consolidated group, it had been eliminated upon consolidation. During the quarter, we decided to cease our research and development activities in Israel and further decrease our administrative activities in our Jerusalem facility. In addition, since the Israeli subsidiaries are no longer expected to generate income, we do not believe that the deferred tax asset will be realized. We therefore have decided to record a valuation allowance against the deferred tax asset, resulting in an expense in the statement of operations for the six months ended June 30, 2003.

In September 2001, one of our Israeli subsidiaries received the status of an "Approved Enterprise" which grants certain tax benefits in Israel in accordance with the "Law for the Encouragement of Capital Investments, 1959." Through June 30, 2003, this Israeli subsidiary will have received tax benefits of approximately $731,000 as a result of the subsidiary's status as an "Approved Enterprise." In June 2002, the subsidiary received formal temporary notification that it had met the requirements for implementation of the benefits under this program. In January 2003, the subsidiary notified the Israeli governmental authority of reductions in its staff and operations that had formed the basis of its Approved Enterprise program, and requested that the program instituted prior to the cost reductions be approved. In February 2003, the Israeli governmental authority informed this subsidiary that it may be in non-compliance with the conditions of its Approved Enterprise program because of the indicated reductions. As part of the restructuring implemented during the first quarter of 2003, as described below, our Israeli subsidiaries decided to close down the Jerusalem laboratory facility. We are currently engaged in discussions with the Israeli governmental authority and, at this point, are uncertain as to whether or not any past benefits will need to be repaid. Accordingly, we have not recorded any charge with respect to this potential liability.

Stock Compensation. During historical periods, we have granted options to employees, directors and consultants, as well as warrants to other third parties. In applying SFAS No. 123, we use the Black-Scholes pricing model to calculate the fair market value of our options and warrants. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option or warrant, the closing market price of our stock and the exercise price. We have assumed for the purposes of the Black-Scholes calculation that an option will be exercised one year after it fully vests. We base our estimates of our stock price volatility on the volatility during the period prior to the grant of the option or warrant. However, this estimate is neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, it was assumed that no dividends will be paid during the life of the options and warrants.

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

Impairment Of Long-Lived Assets And Long-Lived Assets To Be Disposed Of. We have adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) from January 1, 2002. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair value of fixed assets "held for sale" was determined based on discussions held with prospective buyers as well as resellers of second-hand assets. We have conducted such review in light of our restructuring in 2003. Our review included estimating each drug candidate's chance of continued development, partnering and FDA approval, its estimated market size and share, and potential royalty rate. We believe, based upon this review of our future net cash flow estimates for each of our drug candidates and the decision to cease activity in the Jerusalem facility, that an impairment charge should be recorded for the six months ended June 30, 2003. Any changes in any of these estimates could affect the need to record an impairment charge or the amount of the charge thereof. See "Restructuring" below.

RESTRUCTURING

2003 Restructuring

In March 2003, we gave notice of termination to four of our employees based in our Jerusalem laboratory facility, and, in addition, we indicated our intention to cease our early-stage research and development activities and to further decrease our administrative activities in our Jerusalem facility. While the significant portion of the current restructuring was completed by July 2003, we anticipate that the current restructuring will be fully completed in the third quarter of 2003. During the second quarter of 2003, we gave notice of termination to an additional one person in Israel and to one person in Cambridge, Massachusetts.

As of June 30, 2003, our subsidiaries decided to vacate the Jerusalem facility and to consolidate our remaining limited Israeli activities at an alternative location. During the course of the current restructuring, Barry Cohen, the Company's Vice President, Business Development, and Thomas Humphries, the Company's Senior Vice President, Clinical Development, each resigned his employment with us. In connection with Dr. Humphries leaving the Company, we closed our office in Cambridge, Massachusetts and consolidated its activities in our New York City headquarters.

In addition, as a result of our decision during the second quarter of 2003 to sell the majority of our fixed assets, those fixed assets, primarily office furniture and equipment, laboratory equipment, and computers, software and related equipment, located in the Jerusalem facility that were previously classified as "held-for-use" were classified as "held-for-sale," in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). At June 30, 2003, $384,000 in fixed assets were classified as "held-for-sale." We completed the disposition of the majority of these assets during the early third quarter of 2003.

As part of the above, we reevaluated our long-lived assets in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and took a non-cash impairment charge of $2,481,000 for the six months ended June 30, 2003, $2,357,000 of which was included in research and development expenses and $124,000 of which was included in general and administrative expenses. For the six months ended June 30, 2003, the impairment charge included a write-off of $1,694,000 in fixed assets and $787,000 in other investments relating to intangible assets. For the three months ended June 30, 2003, we took a non-cash impairment charge of $186,000, $62,000 of which was included in research and development expenses and $124,000 of which was included in general and administrative expenses. For the three months ended June 30, 2003, the impairment charge included a write-off of $185,000 in fixed assets and $1,000 in other investments relating to intangible assets.

In addition, with the decision of our subsidiaries to vacate the Jerusalem facility, we reevaluated and significantly shortened the useful life of leasehold improvements associated with their administrative activities, resulting in accelerated depreciation of $420,000 for the three months ended June 30, 2003.

The current restructuring included an eight person reduction in our work force to 19 full and part-time employees at June 30, 2003. Six of such persons were research personnel and two were administrative personnel. As of June 30, 2003, six of these employees had left us, with the balance to cease employment subsequent to June 30, 2003.

Through June 30, 2003, we had total accumulated expenses of $50,000 for severance benefits for employees terminated under the current restructuring, almost all of which had been previously expensed, in both research and development expenses and general and administrative expenses, as part of our ongoing accrual for employee severance benefits in accordance with Israeli law.

As of June 30, 2003, six employees have left us under the current restructuring and $32,000 of severance benefits have been paid.

As of June 30, 2003, $18,000 in severance obligations related to the current restructuring is included in accrued compensation and related liabilities. With respect to this liability, we had funded deposits in respect of employee severance obligations of $16,000.

We may also incur other costs related to the current restructuring of our subsidiaries' Jerusalem-based activities, with regard to potential liability in respect of tax benefits received by our subsidiary as an Approved Enterprise.

In addition, as part of the current restructuring, we may incur other costs relating to the lease in the Jerusalem facility. The facility was vacated in July 2003, however as of the date hereof the lease remains in effect. The remaining portion of the lease obligations relating to the Jerusalem facility amounts to $1,044,000 through the term of the lease ending in December 2005. In light of this and in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), we may record a charge for potential costs associated with this lease agreement.

Severance benefits for any additional employees who are likely to receive notice of termination as part of this restructuring are accrued to the balance sheet date as part of the liability in respect of employee severance benefits in accordance with Israeli law.

2002 Restructuring

In the second half of 2002, we implemented a strategic reorganization, sometimes referred to as the "2002 restructuring". The 2002 restructuring was designed to substantially reduce early stage research expenditures so that we could focus primarily on the development of our lead product candidate for the treatment of diabetic nephropathy, KRX-101, and on the acquisition of additional clinical stage compounds. The 2002 restructuring included a 46 person, or approximate 70%, reduction in the Company's work force, including senior management, administrative staff, and research personnel involved in early stage projects.

Through June 30, 2003, we had total accumulated expenses of $1,121,000 for severance benefits for employees terminated under our 2002 restructuring, almost all of which had been expensed in prior periods.

As of June 30, 2003, 46 employees have left us under the 2002 restructuring and $716,000 of severance benefits have been paid.

As of June 30, 2003, $404,000 in severance obligations related to the 2002 restructuring is included in accrued compensation and related liabilities. With respect to this liability, we had funded deposits in respect to employee severance obligations of $48,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2002

Revenue. We did not have any revenue for the three months ended June 30, 2003 and June 30, 2002.

Research and Development Expenses. Research and development expenses, including non-cash compensation expense related to stock option grants and warrant issuances, decreased by $1,247,000 to $305,000 for the three months ended June 30, 2003, as compared to expenses of $1,552,000 for the three months ended June 30, 2002. The decrease in research and development was due to the decline in early stage research and development expenditures as a result of the current and 2002 restructurings. These decreases were partially offset by the non-cash impairment charge associated with our subsidiaries' decision to sell certain fixed assets located in the Jerusalem facility and their consequent classification as "held-for-sale" instead of "held-for-use."

We expect our research and development costs to increase sequentially during the second half of the year as a result of the expected commencement of our U.S.-based clinical program for KRX-101. However, we do expect research and development costs for the second half of 2003 to decrease compared to the second half of 2002.

Non-cash compensation expense related to stock option grants and warrant issuances was negative $249,000 for the three months ended June 30, 2003 as compared to negative $764,000 for the three months ended June 30, 2002. This negative non-cash compensation expense was primarily due to the reversal of previously recorded compensation of milestone-based options pursuant to the provisions of SFAS No. 123 and EITF 96-18.

General and Administrative Expenses. General and administrative expenses, including non-cash compensation expense related to stock option grants and warrant issuances, increased by $175,000 to $1,255,000 for the three months ended June 30, 2003, as compared to expenses of $1,080,000 for the three months ended June 30, 2002. The increase in general and administrative expenses was due primarily to the accelerated depreciation of leasehold improvements in the Jerusalem facility and due to a non-cash impairment charge associated with our subsidiaries' decision to sell certain fixed assets located in the Jerusalem facility and their consequent classification as "held-for-sale" instead of "held-for-use." These increases were partially offset by reduced personnel and related costs associated with the 2002 restructuring.

We expect our general and administrative costs to increase sequentially during the second half of the year as a result of the expected commencement of our U.S.-based clinical program for KRX-101. However, we do expect general and administrative costs for the second half of 2003 to decrease compared to the second half of 2002.

Non-cash compensation expense related to stock option grants was $50,000 for the three months ended June 30, 2003 as compared to negative $2,000 for the three months ended June 30, 2002.

Interest Income (Expense), Net. Interest income, net, decreased by $95,000 to $65,000 for the three months ended June 30, 2003, as compared to income of $160,000 for the three months ended June 30, 2002. The decrease resulted from a lower level of invested funds and the general decline in market interest rates when compared to the comparable period last year.

Income Taxes. Income tax expense increased by $75,000 to $14,000 for the three months ended June 30, 2003, as compared to income of $61,000 for three months ended June 30, 2002. The increase in income tax expense was primarily due to our subsidiary's reversal of a previously recorded income tax liability, which resulted in income in the comparative period last year, pursuant to receiving formal temporary notification that it met the requirements for implementation of benefits under the Approved Enterprise; and due to an adjustment of a prior-period's tax liability which was done upon the presentation of a tax assessment. Income tax expense for the comparative period is attributable to taxable income from the continuing operations of our subsidiaries in Israel. This income is eliminated upon consolidation of our financial statements.

Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2002

Revenue. We did not have any revenue for the six months ended June 30, 2003 and June 30, 2002.

Research and Development Expenses. Research and development expenses, including non-cash compensation expense related to stock option grants and warrant issuances, decreased by $505,000 to $3,410,000 for the six months ended June 30, 2003, as compared to expenses of $3,915,000 for the six months ended June 30, 2002. The decrease in research and development expenses was due to a decline in early stage research and development expenditures as a result of the current and 2002 restructurings. These decreases were partially offset by the non-cash impairment charge associated with the decision to cease the Jerusalem laboratory activities, as described above.

We expect our research and development costs to increase sequentially during the second half of the year as a result of the expected commencement of our U.S.-based clinical program for KRX-101. However, we do expect research and development costs for the second half of 2003 to decrease compared to the second half of 2002.

Non-cash compensation expense related to stock option grants and warrant issuances was negative $515,000 for the six months ended June 30, 2003 as compared to negative $1,344,000 for the six months ended June 30, 2002. This negative non-cash compensation expense was primarily due to the reversal of previously recorded compensation of milestone-based options pursuant to the provisions of SFAS No. 123 and EITF 96-18.

General and Administrative Expenses. General and administrative expenses, including non-cash compensation expense related to stock option grants and warrant issuances, decreased by $463,000 to $1,921,000 for the six months ended June 30, 2003, as compared to expenses of $2,384,000 for the six months ended June 30, 2002. The decrease in general and administrative expenses was due primarily to reduced personnel and related costs associated with the 2002 restructuring. The decrease in general and administrative expenses was partially offset by the accelerated depreciation of leasehold improvements in the Jerusalem facility and due to a non-cash impairment charge associated with the decision to sell certain fixed assets located in the Jerusalem facility and their consequent classification as "held-for-sale" instead of "held-for-use."

We expect our general and administrative costs to increase sequentially during the second half of the year as a result of the expected commencement of our U.S.-based clinical program for KRX-101. However, we do expect general and administrative costs for the second half of 2003 to decrease compared to the second half of 2002.

Non-cash compensation expense related to stock option grants was $52,000 for the six months ended June 30, 2003 as compared to negative $8,000 for the six months ended June 30, 2002.

Interest Income (Expense), Net. Interest income, net, decreased by $184,000 to $150,000 for the six months ended June 30, 2003, as compared to income of $334,000 for the six months ended June 30, 2002. The decrease resulted from a lower level of invested funds and the general decline in market interest rates when compared to the comparable period last year.

Income Taxes. Income tax expense increased by $127,000 to $116,000 for the six months ended June 30, 2003, as compared to income of $11,000 for the six months ended June 30, 2002. The increase in income tax expense was primarily due to the creation of a valuation allowance against the deferred tax asset and the deferred tax liability of our Israeli subsidiaries, associated with the cessation of research and development activities and further decrease in administrative activities in the Jerusalem facility; due to our subsidiary's reversal of a previously recorded income tax liability, which resulted in income in the comparative period last year, pursuant to receiving formal temporary notification that it met the requirements for implementation of benefits under the Approved Enterprise; and due to an adjustment of a prior-period's tax liability which was done upon the presentation of a tax assessment. Income tax expense for the comparative period is attributable to taxable income from the continuing operations of our subsidiaries in Israel. This income is eliminated upon consolidation of our financial statements.

Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through various private and public financings. As of June 30, 2003, we had received net proceeds of $46.3 million from our initial public offering, and $11.6 million from private placement issuances of common and preferred stock, including $2.9 million raised through the contribution by holders of their notes issued by our predecessor company.

As of June 30, 2003, we had $21.0 million in cash, cash equivalents, interest receivable and short-term securities, a decrease of $3.1 million from December 31, 2002. Cash used in operating activities for the six months ended June 30, 2003 was $3.4 million as compared to $6.5 million for the six months ended June 30, 2002. This decrease in cash used in operating activities was due primarily to reduced early stage research activities and associated personnel and general and administrative expenses. For the six months ended June 30, 2003, net cash provided by investing activities of $4.7 million was primarily the result of the maturity of short-term securities.

As of June 30, 2003, we have known contractual obligations, commitments and contingencies of $1,156,000. Of this amount, $33,000 relates to other agreements due within the next year. The additional $1,123,000 relates to operating lease obligations of which $497,000 is due within the next year, with the remaining $626,000 due within one to three years. Of the amount relating to operating lease obligations, $1,044,000 reflects the remaining portion of our subsidiary's lease obligations for the Jerusalem facility through the term of the lease ending in 2005. Subsequent to June 30, 2003, our Israeli subsidiaries vacated this facility, however, as of the date hereof, the lease for the facility remains in effect. Following the departure, the landlord of the Jerusalem facility claimed that we have breached the lease agreement and are consequently liable to immediately pay all the monies owed in connection with that agreement. In addition, the landlord claimed and obtained the bank guarantee, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. At this time, no litigation has been initiated and the likelihood of the claim cannot be estimated at this time.

-----------------------------------------------------------------------------------------------
                                                         Payments Due By Period
-----------------------------------------------------------------------------------------------
                                                   Less than                            After 5
Contractual Obligations                 Total        1 Year     1-3 Years   4-5 Years    Years
-----------------------------------------------------------------------------------------------
Operating Leases                      $1,123,000    $497,000    $626,000       --         --
-----------------------------------------------------------------------------------------------
Other Agreements                          33,000      33,000          --       --         --
-----------------------------------------------------------------------------------------------
Total Contractual Cash Obligations    $1,156,000    $530,000    $626,000       --         --
-----------------------------------------------------------------------------------------------

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

We believe that our $21.0 million in cash, cash equivalents, interest receivable and short-term securities as of June 30, 2003 will be sufficient to enable us to meet our planned operating needs and capital expenditures for at least the next 24 months. Our cash and cash equivalents as of June 30, 2003 are invested in highly liquid investments such as cash, money market accounts and short-term US corporate and government debt securities. As of June 30, 2003, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout 2003 will continue to be funded from existing cash, cash equivalents, and short-term securities.

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

      o the progress of the development efforts of parties with whom we have or intend to, entered into research and development agreements;

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception, expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2003, we had an accumulated deficit of approximately $50.8 million. As we expand our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates or technologies.

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

Additionally, we have submitted a subpart H clinical development plan to the FDA for the clinical development of KRX-101 for diabetic nephropathy. A final agreement on the specifics of our clinical program for that development plan has not been agreed to with the FDA and we cannot give any assurance that an acceptable final agreement on the specifics of such clinical program will ever be reached with the FDA. In fact, based on the FDA's comments to date, we believe that additional discussions with the FDA will be required prior to final agreement on the specifics of our subpart H accelerated approval clinical program. We cannot assure you that those discussions will take place or, if they do take place, the timing of such discussions, or that the results of such discussions will be satisfactory to us. Additionally, the FDA has stated that based on the novelty of the approach that we have discussed with them, they would want to refer our proposed approach to the Cardio-Renal Advisory Committee.

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

BECAUSE WE LICENSE OUR PROPRIETARY TECHNOLOGIES, TERMINATION OF THESE AGREEMENTS WOULD PREVENT US FROM DEVELOPING OUR DRUG CANDIDATES.

We do not own KRX-101 or any of our early-stage technologies. We have licensed these technologies from others. These license agreements require us to meet development or financing milestones and impose development and commercialization due diligence on us. In addition, under these agreements we must pay royalties on sales of products resulting from licensed technologies and pay the patent filing, prosecution and maintenance costs related to the licenses. If we do not meet our obligations in a timely manner or if we otherwise breach the terms of our agreements, our licensors could terminate the agreements and we would lose the rights to KRX-101 or our early-stage technologies.

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

Subsequent to the current and 2002 restructurings, we currently have 15 full and part-time employees and several other persons working under research agreements or consulting agreements. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to develop our lead drug candidates could be materially impaired. In addition, while we have an employment agreement with Mr. Weiss, this agreement would not prevent him from terminating his employment with us.

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

As of June 30, 2003, we decided, due its significantly reduced activity, to vacate the Jerusalem facility by the middle of July 2003, and to consolidate the remaining limited activities at an alternative location. Although the facility was vacated in July 2003, as of the date hereof the lease remains in effect. The remaining portion of the lease obligations relating to the Jerusalem facility amounts to $1,044,000 through the term of the lease ending December 2005. The Company could be held responsible for the remaining obligations of our subsidiaries under the lease and in certain instances damages and other charges.

In September 2001, one of our Israeli subsidiaries received the status of an "Approved Enterprise," a status which grants certain tax benefits in Israel in accordance with the "Law for the Encouragement of Capital Investments, 1959". Through June 30, 2003, our Israeli subsidiary will have received tax benefits of approximately $731,000 as a result of our subsidiary's status as an "Approved Enterprise." As a result of recent cost reductions, the staff and activity of this subsidiary have been materially reduced. In January 2003, the subsidiary notified the Israeli governmental authority of reductions in its staff and operations that had formed the basis of its Approved Enterprise program, and requested that the program instituted prior to the cost reductions be approved. In February 2003, the Israeli governmental authority informed this subsidiary that it may be in non-compliance with the conditions of its Approved Enterprise program because of the indicated reductions. As part of the restructuring implemented during the first quarter of 2003, we decided to close down our Jerusalem laboratory facility. We are currently engaged in discussions with the Israeli governmental authority and at this point are uncertain as to whether or not any past benefits will need to be repaid. Accordingly, we have not recorded any charge with respect to this potential liability. It is possible that as a result of these cost reductions and the close down of the Jerusalem laboratory facility, we may be liable to repay some or all of the tax benefits received to date, which could adversely affect our cash flow and results of operations.

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

As of June 30, 2003, our executive officers, directors and principal stockholders (including their affiliates) beneficially own, in the aggregate, approximately 34.41% of our outstanding common stock, including, for this purpose, currently exercisable options and warrants held by our executive officers, directors and principal stockholders. As a result, these persons, acting together, may have the ability to effectively determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, acting together, may have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by discouraging a potential acquirer from attempting to acquire us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. We maintain our portfolio in cash equivalents and short-term interest bearing securities, including corporate debt, money market funds and government debt securities. The average duration of all of our investments held in the first half of 2003 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluations as of the end of the period covered in this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a, 14(c) and 15(d)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) Use of Proceeds From Registered Securities

We received net proceeds (after deducting underwriting discounts and commissions and offering expenses) of $46.3 million from the sale of 5,200,000 shares of common stock in our initial public offering in July 2000. As of June 30, 2003, we have used the net proceeds of this offering as follows:

            o approximately $5.8 million to fund the development of KRX-101 for diabetic nephropathy;

            o approximately $3.9 million to fund the development of KRX-123 for hormone-resistant prostate cancer;

            o approximately $10.3 million to fund expansion of our KinAce platform and to further develop the compounds we have generated with it; and

            o approximately $15.1 million to use as working capital, in-licensing development activities and for general corporate purposes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 23, 2003. At the meeting, Lawrence J. Kessel and Peter Salomon were elected and Malcolm Hoenlein, Peter M. Kash, Lindsay A. Rosenwald, and Michael S. Weiss were reelected to our board of directors. The vote with respect to each nominee is as set forth below:

Nominee                   Total Vote For         Total Vote Withheld
-------                   --------------         -------------------
Malcolm Hoenlein            12,447,179                  4,400
Peter M. Kash               12,447,179                  4,400
Lawrence J. Kessel          12,447,179                  4,400
Lindsay A. Rosenwald        12,447,179                  4,400
Peter Salomon               12,447,179                  4,400
Michael S. Weiss            12,447,179                  4,400

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            The exhibits listed on the Exhibit Index are included with this report.

            10.1 - Employment Agreement between Keryx Biopharmaceuticals, Inc. and Ron Bentsur, dated as of June 23, 2003.

            31.1 Certification of Principal Executive Officer

            31.2 Certification of Principal Financial Officer

            32.1 - Certifications pursuant to 18 U.S.C. Section 1350

            32.2 - Certifications pursuant to 18 U.S.C. Section 1350

      (b)   Reports on Form 8-K -

            On August 13, 2003, the Company furnished a Current Report on Form 8-K under Item 9, containing a copy of its earnings release for the period ended June 30, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KERYX BIOPHARMACEUTICALS, INC.


Date:  August 14, 2003             /s/ Ron Bentsur
                                   ---------------------------------------------
                                   Ron Bentsur
                                   Vice President Finance and Investor Relations
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1 - Employment Agreement between Keryx Biopharmaceuticals, Inc. and Ron Bentsur, dated as of June 23, 2003.

31.1   Certification of Principal Executive Officer

31.2   Certification of Principal Financial Officer

32.1 - Certification pursuant to 18 U.S.C. Section 1350

32.2 - Certification pursuant to 18 U.S.C. Section 1350