Form 10-Q
period 2003-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2003-11-12
CIK 1114220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 000-30929

                         KERYX BIOPHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                     13-4087132
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


                              750 LEXINGTON AVENUE
                            NEW YORK, NEW YORK 10022
--------------------------------------------------------------------------------
           (ADDRESS INCLUDING ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                  212-531-5965
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Indicate by an (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

Indicate by an (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] NO [X]

As of November 7, 2003, the registrant had outstanding 21,429,361 shares of Common Stock, $0.001 par value per share.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of September 30, 2003
           and December 31, 2002........................................  3

         Interim Consolidated Statements of Operations for the
           three and nine months ended September 30, 2003 and 2002......  4

         Interim Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2003 and 2002................  5

         Notes to Interim Consolidated Financial Statements
           of September 30, 2003........................................  7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................... 13

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk.................................................. 32

Item 4.  Controls and Procedures........................................ 33

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...................... 33

Item 6.  Exhibits and Reports on Form 8-K............................... 34

SIGNATURES.............................................................. 34

CERTIFICATIONS.......................................................... 36

ITEM 1.  FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Balance Sheets as of September 30, 2003
 and December 31, 2002
------------------------------------------------------------------------------
(in thousands, except share and per share amounts)

                                                                                September 30      December 31
                                                                                    2003              2002
                                                                                 (Unaudited)        (Audited)
                                                                                  --------          --------
Assets

Current assets
Cash and cash equivalents                                                         $ 12,004          $ 13,350
Investment securities, held-to-maturity                                              7,660            10,575
Deposits in respect of employee severance
 obligations (current portion)                                                         116               299
Accrued interest receivable                                                             79               206
Deferred tax asset                                                                      --               170
Other receivables and prepaid expenses                                                 282               267
                                                                                  --------          --------
Total current assets                                                                20,141            24,867
                                                                                  --------          --------

Deposits in respect of employee severance obligations                                   --               117
Property, plant and equipment, net, held for sale                                       24                --
Property, plant and equipment, net                                                      80             3,031
Other assets (primarily intangible assets), net                                        242             1,088
                                                                                  --------          --------
Total assets                                                                      $ 20,487          $ 29,103
                                                                                  ========          ========

Liabilities and Stockholders' Equity

Current liabilities

Accounts payable and accrued expenses                                             $    743          $    920
Income taxes payable                                                                   130               177
Accrued compensation and related liabilities                                           432             1,420
                                                                                  --------          --------
Total current liabilities                                                            1,305             2,517
                                                                                  --------          --------
Liability in respect of employee severance obligations                                  --               188
Deferred tax liability                                                                  --                68
                                                                                  --------          --------
Total liabilities                                                                    1,305             2,773
                                                                                  --------          --------

Commitments and contingencies

Stockholders' equity

Common stock, $0.001 par value per share (40,000,000 and
 40,000,000 shares authorized, 21,335,418 and 19,913,185 shares issued, 21,279,318 and 19,866,885 shares outstanding
 at September 30, 2003 and December 31, 2002, respectively)                             21                20
Additional paid-in capital                                                          71,605            72,067
Treasury stock, at cost, 56,100 shares at September 30, 2003
 and 46,300 shares at December 31, 2002                                                (89)              (77)
Unearned compensation                                                                   --*             (178)
Deficit accumulated during the development stage                                   (52,355)          (45,502)
                                                                                  --------          --------
Total stockholders' equity                                                          19,182            26,330
                                                                                  --------          --------
Total liabilities and stockholders' equity                                        $ 20,487          $ 29,103
                                                                                  ========          ========


The accompanying notes are an integral part of the consolidated financial statements.

* Amount less than one thousand dollars.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2003 and 2002
--------------------------------------------------------------------------------
(in thousands, except share and per share amounts)


                                                      Three months ended             Nine months ended             Amounts
                                                        September 30,                  September 30,           Accumulated
                                               ----------------------------    ----------------------------     During the
                                                                                                               Development
                                                       2003            2002            2003            2002          Stage
                                                (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)    (Unaudited)
                                               ------------    ------------    ------------    ------------   ------------
Management fees from related party             $         --    $         --    $         --    $         --           $300
                                               ------------    ------------    ------------    ------------   ------------
Operating Expenses

Research and development:
   Non-cash compensation                                 --            (195)           (515)         (1,539)         6,698
   Other research and development                       810           2,306           4,735           7,565         28,646
                                               ------------    ------------    ------------    ------------   ------------
   Total research and development expenses              810           2,111           4,220           6,026         35,344
                                               ------------    ------------    ------------    ------------   ------------

General and administrative:
   Non-cash compensation                                 17               2              69              (6)         3,460
   Other general and administrative                     763             952           2,632           3,344         17,037
                                               ------------    ------------    ------------    ------------   ------------
   Total general and administrative expenses            780             954           2,701           3,338         20,497
                                               ------------    ------------    ------------    ------------   ------------
Total operating expenses                              1,590           3,065           6,921           9,364         55,841
                                               ------------    ------------    ------------    ------------   ------------
Operating loss                                       (1,590)         (3,065)         (6,921)         (9,364)       (55,541)

Interest income, net                                     34              69             184             403          3,819
                                               ------------    ------------    ------------    ------------   ------------
Net loss before income taxes                         (1,556)         (2,996)         (6,737)         (8,961)       (51,722)

Income taxes                                             --              36             116              25            633
                                               ------------    ------------    ------------    ------------   ------------
Net loss                                             (1,556)         (3,032)         (6,853)         (8,986)
                                               ============    ============    ============    ============   ============


Basic and diluted loss per common share              ($0.07)         ($0.15)         ($0.33)         ($0.45)        ($3.83)

Weighted average shares used in computing
basic and diluted net loss per common share      21,107,158      19,907,185      20,623,339      19,898,246     13,674,556

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002
------------------------------------------------------------------------------
(in thousands)

                                                                                                  Amounts
                                                                                              accumulated
                                                      Nine months ended September 30,          during the
                                                      -------------------------------         development
                                                          2003                2002                  stage
                                                      -----------         -----------         -----------
                                                      (Unaudited)         (Unaudited)         (Unaudited)
                                                      -----------         -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(6,853)            $(8,986)           $(52,355)

Adjustments to reconcile cash flows used in
  operating activities:
Stock compensation expense (negative expense)              (446)             (1,545)             10,158
Issuance of common stock to technology licensor              --                 359                 359
Interest on convertible notes settled
  through issuance of preferred shares                       --                  --                 253
Depreciation and amortization                               905                 662               2,231
Loss on disposal of property, plant and equipment            37                  51                 121
Impairment charges                                        2,482                  --               2,482
Exchange rate differences                                     9                  34                  93
Changes in assets and liabilities:
Decrease (increase) in other receivables
  and prepaid expenses                                      (15)                 63                (277)
Decrease (increase) in accrued interest
  receivable                                                127                  58                 (79)
Changes in deferred tax provisions and
  valuation allowance                                       102                  31                  --
Increase (decrease) in accounts payable
  and accrued expenses                                     (130)               (536)                740
Increase (decrease) in income taxes payable                 (47)               (120)                130
Increase (decrease) in accrued compensation
  and related liabilities                                  (988)                 17                 432
Increase (decrease) in liability in respect
  of employee severance obligations                        (188)                146                  --
                                                       --------            --------            --------
Net cash used in operating activities                    (5,005)             (9,766)            (35,712)
                                                       --------            --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment                   (3)             (1,058)             (4,403)
Proceeds from disposals of property,
  plant and equipment                                       369                  34                 406
Investment in other assets                                  (65)               (101)             (1,188)
Proceeds from (additions to) deposits in
  respect of employee severance obligations                 300                 (59)               (116)
Proceeds from sale and maturity of
  (investment in) short-term securities                   2,915               3,558              (7,660)
                                                       --------            --------            --------
Net cash provided by (used in)
  investing activities                                   $3,516              $2,374            $(12,961)
                                                       --------            --------            --------

   The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (continued)
--------------------------------------------------------------------------------
(in thousands)


                                                                                       Amounts
                                                                                   accumulated
                                                  Nine months ended September 30,   during the
                                                  -------------------------------  development
                                                      2003           2002                stage
                                                   -----------    -----------      -----------
                                                   (Unaudited)    (Unaudited)      (Unaudited)
                                                   -----------    -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans                      $     --       $     --         $    500
Proceeds from long-term loans                             --             --            3,251
Issuance of convertible note, net                         --             --            2,150
Issuance of preferred shares, net and
  contributed capital                                     --             --            8,453
Receipts on account of shares previously
  issued                                                  --             --                7
Proceeds from initial public offering, net                --             --           46,298
Proceeds from exercise of options and warrants           164              1              200
Purchase of treasury stock                               (12)            --              (89)
                                                    --------       --------         --------
Net cash provided by financing activities                152              1           60,770
                                                    --------       --------         --------
Effect of exchange rate on cash                           (9)           (34)             (93)
                                                    --------       --------         --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     (1,346)        (7,425)          12,004

Cash and cash equivalents at beginning
  of period                                           13,350         23,345               --
                                                    --------       --------         --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                             $ 12,004       $ 15,920         $ 12,004
                                                    ========       ========         ========

NON-CASH TRANSACTIONS
Conversion of short-term loans into
  contributed capital                               $     --       $     --         $    500
Conversion of long-term loans into
  contributed capital                                     --             --            2,681
Conversion of long-term loans into
  convertible notes of Partec                             --             --              570
Conversion of convertible notes of Partec
  and accrued interest into stock in Keryx                --             --            2,973
Issuance of warrants to related party
  as finder's fee in private placement                    --             --              114
Declaration of stock dividend                             --             --                3
Conversion of Series A preferred stock to
  common stock                                            --             --               --*
Purchase of property, plant and equipment
  and other assets on credit                              --             84               --

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid for interest                              $     --*      $     --*        $    139
Cash paid for income taxes                                60            111              431

* Amount less than one thousand dollars.


   The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Notes to the Interim Consolidated Financial Statements of September 30, 2003
------------------------------------------------------------------------------

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

The Company owns a 100% interest in each of Keryx (Israel) Ltd., organized in Israel, Keryx Biomedical Technologies Ltd., organized in Israel, K.B.I. Biopharmaceuticals Ltd., organized in Israel, and Keryx Securities Corp., a U.S. corporation incorporated in the Commonwealth of Massachusetts. For convenience purposes, unless otherwise indicated, the Company, Keryx, "we", "us", "our", "it" refers collectively to Keryx and its subsidiaries.

In March 2003, the Company gave notice of termination to four employees in the Jerusalem, Israel laboratory facility. In addition, the Company indicated its intention to cease its early-stage research and development activities and to further decrease its administrative activities in the Jerusalem facility (a process sometimes referred to as the "current restructuring"). During the second and third quarters of 2003, the Company gave notice of termination to an additional seven people in Israel and to one person in Cambridge, Massachusetts. In addition, two employees in the Cambridge office left the Company.

Substantially all of the biopharmaceutical development and administrative activities during 2003 were conducted in the United States of America.

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has not had revenues from its planned principal operations and is dependent upon significant financing to fund the working capital necessary to execute its business plan. If the Company determines to seek additional funding, there can be no assurance that the Company will be able to obtain any such funding on terms that are acceptable to it, if at all.

                           STOCK - BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, to account for stock option plans for employees and directors, as allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123"). As such, compensation expense would be recorded on the measurement date only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 is applied to stock options and warrants granted to other than employees and directors. The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," ("SFAS No. 148") for awards to its directors and employees.

Had the compensation expenses for stock options granted under the Company's stock option plans been determined based on fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts below:


                                                                                                                       Amounts
                                                                                                                   Accumulated
                                             Three months ended September 30, Nine months ended September 30,       During the
                                             -------------------------------  ------------------------------       Development
                                                        2003           2002           2003           2002                Stage
                                                  (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)          (Unaudited)
                                                    --------       --------       --------       --------             --------
Net loss, as reported                                $(1,556)       $(3,032)       $(6,853)       $(8,986)            $(52,355)

Add: Stock-based compensation expense
   to employees and directors
   determined under the intrinsic value-
   based method, as included in reported net
   loss, net of related tax effects                        1              2             80             10                9,040

Deduct: Stock-based compensation expense
   to employees and directors
   determined under fair value-based
   method net of
   related tax effects                                  (207)          (332)        (1,057)          (985)             (12,213)
                                                    --------       --------       --------       --------             --------
Pro forma net loss                                   $(1,762)       $(3,362)       $(7,830)       $(9,961)            $(55,528)

Basic and diluted loss per common share
   As reported                                        ($0.07)        ($0.15)        ($0.33)        ($0.45)              ($3.83)
   Pro forma                                          ($0.08)        ($0.17)        ($0.38)        ($0.50)              ($4.06)

                                 LOSS PER SHARE

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share does not reflect the effect of common shares to be issued upon exercise of stock options and warrants, as their inclusion would be anti-dilutive. The common stock equivalent of anti-dilutive securities not included in the computation of net loss per share amounts was 3,526,168 for the three and nine months ended September 30, 2003 and 4,801,154 for the three and nine months ended September 30, 2002.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. Adoption of FIN 45 did not have an impact on the Company's results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. Public companies must complete their evaluations of variable interest entities and consolidate those where they are the primary beneficiary in financial statements issued for the first interim or annual period ending after December 15, 2003. The new implementation date for calendar-year public companies is as of December 31, 2003. FIN 46 requires certain disclosures in financial statements issued after December 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company does not believe that the impact of FIN 46 will have a significant effect on the Company's financial statements.

In April 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft and final statement in 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.


NOTE 3 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2003, the compensation committee of the Company's board of directors granted options to purchase 905,000 shares of the Company's common stock to the Company's employees, directors and consultants, pursuant to the Company's 2000 Stock Option Plan, adopted in June 2000. The Company recorded non-cash compensation expense of $15,654 in the nine months ended September 30, 2003 resulting from these grants. The exercise price of the options issued during the nine months ended September 30, 2003 ranged between $1.10 and $2.14 per share. Options for the purchase of 667,178 shares of the Company's common stock were forfeited during the nine months ended September 30, 2003. In addition, options for the purchase of 1,422,233 shares of the Company's common stock were exercised during the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, the Company repurchased 9,800 shares of its common stock at an aggregate cost of approximately $12,000 pursuant to the stock repurchase program approved by its board of directors in November 2002. Under its stock repurchase program the Company was authorized to repurchase up to 2,443,900 additional Keryx shares as of September 30, 2003.

NOTE 4 - INCOME TAXES

As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves management estimating the Company's actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. The Company has fully offset its US deferred tax asset with a valuation allowance. The Company's lack of earnings history and the uncertainty surrounding its ability to generate taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. The deferred tax asset in the Company's financial statements for the comparative period relates to its wholly owned Israeli subsidiaries. These subsidiaries have generated taxable income in respect of services provided within the group, and therefore the Company believed in the past that the deferred tax asset relating to the Israeli subsidiaries would be realized. It should be noted that as the income has been derived from companies within the consolidated group, it had been eliminated upon consolidation. During 2003, the Company decided to cease its research and development and its administrative activities in its Jerusalem facility. In addition, since the Israeli subsidiaries are no longer expected to generate income, the Company does not believe that the deferred tax asset will be realized. The Company therefore has decided to record a valuation allowance against the deferred tax asset, resulting in an expense in the statement of operations for the nine months ended September 30, 2003.

In September 2001, one of the Company's Israeli subsidiaries received the status of an "Approved Enterprise" which grants certain tax benefits in Israel in accordance with the "Law for the Encouragement of Capital Investments, 1959". In June 2002, the subsidiary received formal temporary notification that it had met the requirements for implementation of the benefits under this program.

Under its Approved Enterprise status, the subsidiary must maintain certain conditions and submit periodic reports. Failure to comply with the conditions of the Approved Enterprise status could cause the subsidiary to lose previously accumulated tax benefits. Through September 30, 2003, our subsidiary has received tax benefits in the form of exemptions of approximately $731,000. As a result of the restructuring implemented in 2002, the staff and activity of this subsidiary were materially reduced. As part of the restructuring implemented during the first quarter of 2003, as described in Note 5, the Company decided to close down its Jerusalem laboratory facility. In October 2003, the subsidiary received a letter from the Israeli Ministry of Industry and Trade that its Approved Enterprise status was cancelled as of July 2003 and that past benefits would not need to be repaid. The Israeli tax authorities have yet to confirm this position. However, the Company believes that, based on the letter received from the Ministry of Industry and Trade, it is unlikely the past benefits will need to be repaid, and therefore, the Company has not recorded any charge with respect to this potential liability.

NOTE 5 - RESTRUCTURING

2003 Restructuring

In March 2003, the Company gave notice of termination to four of its employees in the Jerusalem laboratory facility, and, in addition, the Company indicated its intention to cease early-stage research and development activities and to further decrease the administrative activities in the Jerusalem facility. During the second and third quarters of 2003, the Company gave notice of termination to an additional seven people in Israel and to one person in Cambridge, Massachusetts. In addition, two employees in the Cambridge office left the Company. While the significant portion of the current restructuring was completed through the end of the third quarter of 2003, the Company anticipates that the current restructuring will be fully completed by the end of the current year.

In July 2003, the Company's subsidiaries vacated the Jerusalem facility and relocated to smaller facilities. The landlord of the Jerusalem facility has alleged that the Company is immediately liable to pay the landlord a sum in excess of $1.1 million as a result of the alleged breach of the lease agreement for the Jerusalem facility. The amount being demanded by the landlord includes rent for the entire remaining term of the lease (through 2005), as well as property taxes and other costs. In August 2003, the landlord claimed the bank guarantee, in the amount of approximately $222,000, which was previously provided as security in connection with the lease agreement making the net amount potentially due to the landlord approximately $791,000. At this time, no litigation has been initiated and the likelihood of this claim cannot be estimated at this time.

In addition, during the second and third quarters of 2003, the Company completed the disposition of the majority of its fixed assets associated with its early-stage research and development activities in Israel. At September 30, 2003, $24,000 in fixed assets, primarily laboratory equipment, formerly classified as "held-for-use" were classified as "held-for-sale," and recorded at the lower of carrying value or fair market value in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

As part of the current restructuring, the Company reevaluated its long-lived assets in accordance with SFAS No. 144 and recorded a non-cash impairment charge of approximately $2,482,000 for the nine months ended September 30, 2003, of which approximately $2,358,000 was included in research and development expenses and approximately $124,000 was included in general and administrative expenses for the nine months ended September 30, 2003. The impairment charge included a write-off of approximately $1,694,000 in fixed assets, primarily laboratory equipment, and approximately $787,000 in other investments relating to intangible assets, primarily patents. For the three months ended September 30, 2003, the Company did not incur any non-cash impairment charges.

In addition, with the Company's decision to vacate the Jerusalem facility, the Company reevaluated and significantly shortened the useful life of the leasehold improvements associated with their administrative facilities, resulting in accelerated depreciation of approximately $141,000 and $561,000 for the three months and nine months ended September 30, 2003. Following the accelerated depreciation, the leasehold improvements were completely written off in July 2003.

The current restructuring included a 14 person reduction in the Company's work force to nine full and part-time employees. Through September 30, 2003, nine full and part-time employees had left the Company, of which six were research personnel and three were administrative personnel. On October 1, 2003, an additional five full and part-time employees, of which three are research personnel and two are administrative personnel, had left the Company. No option accelerations took place through September 30, 2003 as a result of the current restructuring.

Through September 30, 2003, with respect to the current restructuring, the Company had total accumulated expenses of approximately $185,000 for severance benefits for employees terminated under the current restructuring, almost all of which had been previously expensed, in both research and development expenses and general and administrative expenses, as part of the Company's ongoing accrual for employee severance benefits throughout the employment term in accordance with Israeli law.

As of September 30, 2003, 9 employees have left the Company under the current restructuring and approximately $50,000 of severance benefits have been paid.

As of September 30, 2003, approximately $135,000 in severance obligations related to the current restructuring is included in accrued compensation and related liabilities. With respect to this liability, the Company had funded deposits in respect of employee severance obligations of approximately $103,000.

In addition, as part of the current restructuring, the Company may incur other costs relating to its subsidiary's lease for the Jerusalem facility. The remaining portion of the Company's subsidiary's lease obligations for the Jerusalem facility, through the term of the lease ending in 2005, amounts to approximately $791,000, net of the bank guarantee in the amount of approximately $222,000, which was previously provided as security in connection with the lease agreement that the landlord has claimed in August 2003. In light of this and in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), the Company may in the future record a charge for potential costs associated with this lease agreement.

Severance benefits for any additional employees who are likely to receive notice of termination as part of this restructuring are accrued to the balance sheet as part of the liability in respect of employee severance benefits in accordance with Israeli law.

2002 Restructuring

In 2002, the Company implemented a strategic reorganization, sometimes referred to as the "2002 restructuring". The 2002 restructuring was designed to substantially reduce early stage research expenditures. The 2002 restructuring included a 46 person, or approximate 70%, reduction in the Company's work force, including senior management, administrative staff, and research personnel involved in early stage projects.

Through September 30, 2003, the Company had total accumulated expenses of approximately $1,121,000 for severance benefits for employees terminated under the 2002 restructuring, almost all of which had been expensed in 2002.

As of September 30, 2003, all 46 employees have left the Company under the 2002 restructuring and approximately $916,000 of severance benefits have been paid, with approximately $158,000 paid in 2002 and the balance paid in 2003.

As of September 30, 2003, approximately $205,000 in severance obligations related to the 2002 restructuring is included in accrued compensation and related liabilities. Most of this amount will be paid in the fourth quarter of 2003.

NOTE 6 - SUBSEQUENT EVENTS

In October 2003, the Company announced that it had initiated a multi-center, Phase II/III clinical program for its diabetic nephropathy drug candidate, KRX-101. The Phase II portion of the Phase II/III clinical program will be a randomized, double-blind, placebo-controlled, study comparing two doses (200mg and 400mg daily) of KRX-101, versus placebo. The entire Phase II/III program is expected to enroll between 750 and 1,000 patients, with the first component enrolling up to approximately 135 patients. The program is designed to assess the safety and efficacy of KRX-101 in patients with Type 2 Diabetes who continue to have persistent microalbuminuria following treatment with maximum approved doses of ACE inhibitors or A2 receptor blockers (ARBs). The study will evaluate sulodexide's, or KRX-101's, ability to regress proteinuria in the study population. The treatment period for the patients in this trial will be six months. Patients will also be evaluated two months following the discontinuation of therapy.

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

In August 2003, we announced that the Collaborative Study Group (CSG), the largest standing renal clinical trial group in the U.S. comprised of academic and tertiary nephrology care centers, will conduct the US-based Phase II/III clinical program for KRX-101 for the treatment of diabetic nephropathy.

In October 2003, we announced that we had initiated a multi-center, Phase II/III clinical program for our diabetic nephropathy drug candidate, KRX-101. The Phase II portion of the Phase II/III clinical program will be a randomized, double-blind, placebo-controlled, study, comparing two doses (200mg and 400mg daily) of KRX-101, versus placebo. The entire Phase II/III program is expected to enroll between 750 and 1,000 patients, with the first component enrolling up to approximately 135 patients. The program is designed to assess the safety and efficacy of KRX-101 in patients with Type 2 Diabetes who continue to have persistent microalbuminuria following treatment with maximum approved doses of ACE inhibitors or A2 receptor blockers (ARBs). The study will evaluate sulodexide's ability to regress proteinuria in the study population. The treatment period for the patients in this trial will be six months. Patients will also be evaluated two months following the discontinuation of therapy.

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

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, testing, and enhancement of our product candidates, as well as expenses related to in-licensing or acquisition of new product candidates. We expense our research and development costs as they are incurred.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, general legal activities and facilities related expenses.

Our results of operations include non-cash compensation expense as a result of the grants of stock, stock options and warrants. We account for stock-based employee and director compensation arrangements in accordance with the provisions of APB 25, "Accounting for Stock Issued to Employees," and FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," as allowed by SFAS No. 123, and comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148. Compensation expense for options and warrants granted to employees and directors represents the intrinsic value (the difference between the stock price of the common stock and the exercise price of the options or warrants) of the options and warrants at the date of grant, as well as the difference between the stock price at reporting date and the exercise price, in the case where a measurement date has not been reached. Compensation for options and warrants granted to consultants and other third-parties has been determined in accordance with SFAS No. 123, as the fair value of the equity instruments issued, and according to the guidelines set forth in EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"). The compensation cost is recorded over the respective vesting periods of the individual stock options and warrants. The expense is included in the respective categories of expense in the statement of operations. We expect to incur significant non-cash compensation expense in the future. However, because some of the options and warrants issued to employees, consultants and other third-parties either do not vest immediately or vest upon the achievement of certain milestones, the total expense is uncertain.

We have incurred negative cash flow from operations since our inception. We anticipate incurring negative cash flow from operations for the foreseeable future. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and potential in-licensing opportunities.

STOCK REPURCHASE PROGRAM

In November 2002, our board of directors authorized a stock repurchase program of up to 2.5 million shares of our common stock. Purchases under the stock repurchase program may be made in the open market or in private transactions from time to time. The stock repurchase program is being funded using our current assets. During the nine months ended September 30, 2003, we repurchased 9,800 shares of our common stock at an aggregate cost of $12,000 pursuant to the stock repurchase program. Under the stock repurchase program, up to 2,443,900 shares of our common stock remain available for repurchase as of September 30, 2003.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions.

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

Foreign Currency Translation. In preparing our consolidated financial statements, we translate non-US dollar amounts in the financial statements of our Israeli subsidiaries into US dollars. Under the relevant accounting guidance the treatment of any gains or losses resulting from this translation is dependent upon management's determination of the functional currency. The functional currency is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiaries. Generally, the currency in which a subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency. However, any dependency upon the parent and the nature of the subsidiary's operations must also be considered. If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements would be included as a separate part of our stockholders' equity under the caption "cumulative translation adjustment." However, if the functional currency of the subsidiary is deemed to be the US dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. Based on our assessment of the factors discussed above, we consider the US dollar to be the functional currency for each of our Israeli subsidiaries because the majority of the transactions of each subsidiary, including billings, payroll, taxes and other major obligations, are conducted using the US dollar. Therefore all gains and losses from translations are recorded in our statement of operations. Had we used the Israeli currency as the functional currency of our subsidiaries, exchange gains and losses would have been treated as a component of stockholders' equity, as other comprehensive income, included in a statement of comprehensive income. We believe that the amount of such comprehensive income for the nine months ended September 30, 2003 would not have been material.

Accounting For Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our US deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. The deferred tax asset in our financial statements for the comparative period relates to our wholly owned Israeli subsidiaries. These subsidiaries have generated taxable income in respect of services provided within the group, and therefore we believed in the past that the deferred tax asset relating to the Israeli subsidiaries would be realized. It should be noted that as the income has been derived from companies within the consolidated group, it had been eliminated upon consolidation. During 2003, we decided to cease our research and development and our administrative activities in our Jerusalem facility. In addition, since the Israeli subsidiaries are no longer expected to generate income, we do not believe that the deferred tax asset will be realized. We therefore have decided to record a valuation allowance against the deferred tax asset, resulting in an expense in the statement of operations for the nine months ended September 30, 2003.

In September 2001, one of our Israeli subsidiaries received the status of an "Approved Enterprise" which grants certain tax benefits in Israel in accordance with the "Law for the Encouragement of Capital Investments, 1959". Through September 30, 2003, this Israeli subsidiary has received tax benefits in the form of exemptions of approximately $731,000 as a result of the subsidiary's status as an "Approved Enterprise." In June 2002, the subsidiary received formal temporary notification that it had met the requirements for implementation of the benefits under this program. As part of the restructuring implemented during the first quarter of 2003, as described in Note 5, we decided to close down our Jerusalem laboratory facility. In October 2003, the subsidiary received a letter from the Israeli Ministry of Industry and Trade that its Approved Enterprise status was cancelled as of July 2003 and that past benefits would not need to be repaid. The Israeli tax authorities have yet to confirm this position. However, we believe that, based on the letter received from the Ministry of Industry and Trade, it is unlikely the past benefits will need to be repaid, and therefore, we have not recorded any charge with respect to this potential liability.

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

In accordance with EITF 96-18, total compensation expense for options issued to consultants is determined at the "measurement date." The expense is recognized over the vesting period for the options. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record option compensation based on the fair value of the options at the reporting date. These options are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date. This results in a change to the amount previously recorded in respect of the option grant and additional expense or a negative expense may be recorded in subsequent periods based on changes in the assumptions used to calculate fair value, such as changes in market price, until the measurement date is reached and the compensation expense is determined.

Impairment Of Long-Lived Assets And Long-Lived Assets To Be Disposed Of. We have adopted SFAS No. 144 from January 1, 2002. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair value of fixed assets "held for sale" was determined based on discussions held with prospective buyers as well as resellers of second-hand assets. We have conducted such review in light of our restructuring in 2003. Our review included estimating each drug candidate's chance of continued development, partnering and FDA approval, its estimated market size and share, and potential royalty rate. We believe, based upon this review of our future net cash flow estimates for each of drug candidates and the decision to cease activity in the Jerusalem facility, that an impairment charge should be recorded for the nine months ended September 30, 2003. Any changes in any of these estimates could affect the need to record an impairment charge or the amount of the charge thereof. See "Restructuring" below.

RESTRUCTURING

2003 Restructuring

In March 2003, we gave notice of termination to four of our employees in the Jerusalem laboratory facility, and, in addition, we indicated our intention to cease early-stage research and development activities and to further decrease the administrative activities in the Jerusalem facility. During the second and third quarters of 2003, we gave notice of termination to an additional seven people in Israel and to one person in Cambridge, Massachusetts. In addition, two employees in the Cambridge office left us. While the significant portion of the current restructuring was completed through the end of the third quarter of 2003, we anticipate that the current restructuring will be fully completed by the end of the current year.

In July 2003, our subsidiaries vacated the Jerusalem facility and relocated to smaller facilities. The landlord of the Jerusalem facility has alleged that we are immediately liable to pay the landlord a sum in excess of $1.1 million as a result of the alleged breach of the lease agreement for the Jerusalem facility. The amount being demanded by the landlord includes rent for the entire remaining term of the lease (through 2005), as well as property taxes and other costs. In August 2003, the landlord claimed the bank guarantee, in the amount of $222,000, which was previously provided as security in connection with the lease agreement making the net amount potentially due to the landlord $791,000. At this time, no litigation has been initiated and the likelihood of this claim cannot be estimated at this time.

In addition, during the second and third quarters of 2003, we completed the disposition of the majority of the fixed assets associated with our early-stage research and development activities in Israel. At September 30, 2003, $24,000 in fixed assets, primarily laboratory equipment, formerly classified as "held-for-use" were classified as "held-for-sale," and recorded at the lower of carrying value or fair market value in accordance with SFAS No. 144.

As part of the current restructuring, we reevaluated our long-lived assets in accordance with SFAS No. 144 and recorded a non-cash impairment charge of $2,481,000 for the nine months ended September 30, 2003, of which $2,357,000 was included in research and development expenses and $124,000 was included in general and administrative expenses for the nine months ended September 30, 2003. The impairment charge included a write-off of $1,694,000 in fixed assets and $787,000 in other investments relating to intangible assets. For the three months ended September 30, 2003, we did not incur any non-cash impairment charges.

In addition, with our decision to vacate the Jerusalem facility, we reevaluated and significantly shortened the useful life of the leasehold improvements associated with their administrative facilities, resulting in accelerated depreciation of $141,000 and $561,000 for the three months and nine months ended September 30, 2003. Following the accelerated depreciation, the leasehold improvements were completely written off in July 2003.

The current restructuring included a 14 person reduction in our work force to nine full and part-time employees. Through September 30, 2003, nine full and part-time employees had left us, of which six were research personnel and three were administrative personnel. On October 1, 2003, an additional five full and part-time employees, of which three are research personnel and two are administrative personnel, had left us. No option accelerations took place through September 30, 2003 as a result of the current restructuring.

Through September 30, 2003, with respect to the current restructuring, we had total accumulated expenses of $185,000 for severance benefits for employees terminated under the current restructuring, almost all of which had been previously expensed, in both research and development expenses and general and administrative expenses, as part of our ongoing accrual for employee severance benefits throughout the employment term in accordance with Israeli law.

As of September 30, 2003, 9 employees have left us under the current restructuring and $50,000 of severance benefits have been paid.

As of September 30, 2003, $135,000 in severance obligations related to the current restructuring is included in accrued compensation and related liabilities. With respect to this liability, we had funded deposits in respect of employee severance obligations of $103,000.

In addition, as part of the current restructuring, we may incur other costs relating to our subsidiary's lease for the Jerusalem facility. The remaining portion of our subsidiary's lease obligations for the Jerusalem facility, through the term of the lease ending in 2005, amounts to $791,000, net of the bank guarantee in the amount of $222,000, which was previously provided as security in connection with the lease agreement that the landlord has claimed in August 2003. In light of this and in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), we may in the future record a charge for potential costs associated with this lease agreement.

Severance benefits for any additional employees who are likely to receive notice of termination as part of this restructuring are accrued to the balance sheet as part of the liability in respect of employee severance benefits in accordance with Israeli law.

2002 Restructuring

In 2002, we implemented a strategic reorganization, sometimes referred to as the "2002 restructuring". The 2002 restructuring was designed to substantially reduce early stage research expenditures. The 2002 restructuring included a 46 person, or 70%, reduction in our work force, including senior management, administrative staff, and research personnel involved in early stage projects.

Through September 30, 2003, we had total accumulated expenses of $1,121,000 for severance benefits for employees terminated under the 2002 restructuring, almost all of which had been expensed in 2002.

As of September 30, 2003, all 46 employees have left us under the 2002 restructuring and $916,000 of severance benefits have been paid, with $158,000 paid in 2002 and the balance paid in 2003.

As of September 30, 2003, $205,000 in severance obligations related to the 2002 restructuring is included in accrued compensation and related liabilities. Most of this amount will be paid in the fourth quarter of 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenue. We did not have any revenue for the three months ended September 30, 2003 and September 30, 2002.

Research and Development Expenses. Research and development expenses, including non-cash compensation expense related to stock option grants and warrant issuances, decreased by $1,301,000 to $810,000 for the three months ended September 30, 2003, as compared to expenses of $2,111,000 for the three months ended September 30, 2002. The decrease in research and development was due primarily to a $546,000 reduction in payroll and related costs and a $1,169,000 reduction in lab-related expenses, sponsored research, technology license payments, pre-clinical and consulting fees associated primarily with early stage research and development projects, as a result of the current and 2002 restructurings. These decreases were partially offset by the absence of negative non-cash compensation expenses related to stock option grants and warrant issuances, as well as an increase in expenses related to the preparation for our U.S.-based clinical program for KRX-101.

We expect our research and development costs to increase in the fourth quarter of 2003 as compared to the third quarter of 2003 as a result of the commencement of our U.S.-based clinical program for KRX-101. However, we do expect research and development costs for the fourth quarter of 2003 to decrease compared to the fourth quarter of 2002.

We did not record any non-cash compensation expense related to stock option grants and warrant issuances for the three months ended September 30, 2003, as compared to a negative expense of $195,000 for the three months ended September 30, 2002. This was due to the absence of any research-linked milestone-based options during the current quarter.

General and Administrative Expenses. General and administrative expenses, including non-cash compensation expense related to stock option grants and warrant issuances, decreased by $174,000 to $780,000 for the three months ended September 30, 2003, as compared to expenses of $954,000 for the three months ended September 30, 2002. The decrease in general and administrative expenses was due primarily to a $320,000 reduction in payroll and related costs as a result of reduced personnel associated with the current and 2002 restructurings. These decreases were partially offset by the accelerated depreciation of leasehold improvements in the Jerusalem facility, which was completed during the third quarter of 2003.

We expect our general and administrative costs to increase in the fourth quarter of 2003 as compared to the third quarter of 2003 as a result of the commencement of our U.S.-based clinical program for KRX-101. However, we do expect general and administrative costs for the fourth quarter of 2003 to be comparable to the fourth quarter of 2002.

Non-cash compensation expense related to stock option grants was $17,000 for the three months ended September 30, 2003 as compared to $2,000 for the three months ended September 30, 2002.

Interest Income (Expense), Net. Interest income, net, decreased by $35,000 to $34,000 for the three months ended September 30, 2003, as compared to income of $69,000 for the three months ended September 30, 2002. The decrease resulted from a lower level of invested funds and the general decline in market interest rates when compared to the comparable period last year.

Income Taxes. We did not record any income tax expense for the three months ended September 30, 2003, as compared to expenses of $36,000 for the three months ended September 30, 2002. Income tax expense for the comparative period is attributable to taxable income from the continuing operations of our subsidiaries in Israel.

Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenue. We did not have any revenue for the nine months ended September 30, 2003 and September 30, 2002.

Research and Development Expenses. Research and development expenses, including non-cash compensation expense related to stock option grants and warrant issuances, decreased by $1,806,000 to $4,220,000 for the nine months ended September 30, 2003, as compared to expenses of $6,026,000 for the nine months ended September 30, 2002. The decrease in research and development expenses was due primarily to a $1,640,000 reduction in payroll and related costs and a $3,375,000 reduction in lab-related expenses, technology license payments, sponsored research, pre-clinical and consulting fees associated primarily with early stage research and development projects, as a result of the current and 2002 restructurings, as well as the absence of clinical trial expenses associated with the KRX-101 HIVAN trial in South Africa. These decreases were partially offset by the non-cash impairment charge of $2,357,000 associated with our decision to cease our Jerusalem laboratory activities, as described above, and by reduced non-cash compensation expenses associated with the cancellation of certain research-linked milestone-based options.

We expect our research and development costs to increase in the fourth quarter of 2003 as a result of the commencement of our U.S.-based clinical program for KRX-101. However, we do expect research and development costs for the fourth quarter of 2003 to decrease compared to the fourth quarter of 2002.

Non-cash compensation expense related to stock option grants and warrant issuances was negative $515,000 for the nine months ended September 30, 2003 as compared to negative $1,539,000 for the nine months ended September 30, 2002. This negative non-cash compensation expense was primarily due to the reversal of previously recorded compensation of milestone-based options pursuant to the provisions of EITF 96-18.

General and Administrative Expenses. General and administrative expenses, including non-cash compensation expense related to stock option grants and warrant issuances, decreased by $637,000 to $2,701,000 for the nine months ended September 30, 2003, as compared to expenses of $3,338,000 for the nine months ended September 30, 2002. The decrease in general and administrative expenses was due primarily to a $1,047,000 reduction in payroll and related costs as a result of reduced personnel associated with the current and 2002 restructuring. The decrease in general and administrative expenses was partially offset by the accelerated depreciation of leasehold improvements in the Jerusalem facility and a $124,000 non-cash impairment charge associated with our decision to sell certain fixed assets located in the Jerusalem facility.

We expect our general and administrative costs to increase in the fourth quarter of 2003 as a result of the commencement of our U.S.-based clinical program for KRX-101. However, we do expect general and administrative costs for the fourth quarter of 2003 to be comparable to the fourth quarter of 2002.

Non-cash compensation expense related to stock option grants was $69,000 for the nine months ended September 30, 2003 as compared to negative $6,000 for the nine months ended September 30, 2002.

Interest Income (Expense), Net. Interest income, net, decreased by $219,000 to $184,000 for the nine months ended September 30, 2003, as compared to income of $403,000 for the nine months ended September 30, 2002. The decrease resulted from a lower level of invested funds and the general decline in market interest rates when compared to the comparable period last year.

Income Taxes. Income tax expense increased by $91,000 to $116,000 for the nine months ended September 30, 2003, as compared to expenses of $25,000 for the nine months ended September 30, 2002. The increase in income tax expense was primarily due to the recording of a $102,000 valuation allowance against the net deferred tax assets of our Israeli subsidiaries, associated with the cessation of our research and development activities and further decrease in administrative activities in our Jerusalem facility. Income tax expense for the comparative period is attributable to taxable income from the continuing operations of our subsidiaries in Israel.

Impact of Inflation. The effects of inflation and changing prices on our operations were not significant during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through various private and public financings. As of September 30, 2003, we had received net proceeds of $46.3 million from our initial public offering, and $11.6 million from private placement issuances of common and preferred stock, including $2.9 million raised through the contribution by holders of their notes issued by our predecessor company.

As of September 30, 2003, we had $19.7 million in cash, cash equivalents, interest receivable, and short-term securities, a decrease of $4.4 million from December 31, 2002. Cash used in operating activities for the nine months ended September 30, 2003 was $5.0 million as compared to $9.8 million for the nine months ended September 30, 2002. This decrease in cash used in operating activities was due primarily to reduced early stage research activities and associated personnel and general and administrative expenses. For the nine months ended September 30, 2003, net cash provided by investing activities of $3.5 million was primarily the result of the maturity of short-term securities.

As of September 30, 2003, we have known contractual obligations, commitments and contingencies of $1,715,000. Of this amount, $867,000 relates to research and development agreements (primarily with our U.S.-based manufacturer of KRX-101) due within the next year. The additional $848,000 relates to operating lease obligations of which $342,000 is due within the next year, with the remaining $506,000 due within one to three years. Of the amount relating to operating lease obligations, $791,000 reflects the remaining portion of our subsidiary's lease obligations for the Jerusalem facility through the term of the lease ending in 2005, net of the bank guarantee in the amount of $222,000, which was previously provided as security in connection with the lease agreement that the landlord has claimed in August 2003. In July 2003, our Israeli subsidiaries vacated this facility, however, as of the date hereof, the lease for the facility remains in effect. Following the departure, the landlord of the Jerusalem facility claimed that we have breached the lease agreement and are consequently liable to immediately pay all the monies owed in connection with that agreement. At this time, no litigation has been initiated and the likelihood of the claim cannot be estimated at this time.

-------------------------------------- ---------------------------------------------------------------------------------------
                                                                       Payments Due By Period
-------------------------------------- ---------------- ----------------- ----------------- ---------------- -----------------
       Contractual Obligations              Total       Less than 1 Year     1-3 Years         4-5 Years      After 5 Years
-------------------------------------- ---------------- ----------------- ----------------- ---------------- -----------------
Research & Development Agreements             $867,000          $867,000         --               --                --
-------------------------------------- ---------------- ----------------- ----------------- ---------------- -----------------
Operating Leases                               848,000           342,000           506,000        --                --
-------------------------------------- ---------------- ----------------- ----------------- ---------------- -----------------
Total Contractual Cash Obligations          $1,715,000        $1,209,000          $506,000        --                --
-------------------------------------- ---------------- ----------------- ----------------- ---------------- -----------------


As a result of the initiation of our Phase II/III clinical program in October 2003, it is anticipated that we will be incurring additional commitments of approximately $950,000 over the next twelve months. This commitment is not included in the table above.

Additionally, we have undertaken to make contingent milestone payments to certain of our licensors of up to approximately $5.0 million over the life of the licenses, which expire from 2017 to 2023. In certain cases, such payments will reduce any royalties due on sales of related products. In the event that the milestones are not achieved, we remain obligated to pay one licensor $50,000 annually until the license expires. This commitment is not included in the table above.

We believe that our $19.7 million in cash, cash equivalents, interest receivable and short-term securities as of September 30, 2003 will be sufficient to enable us to meet our planned operating needs and capital expenditures for at least the next 18 to 24 months. Our cash and cash equivalents as of September 30, 2003 are invested in highly liquid investments such as cash, money market accounts and short-term US corporate and government debt securities. As of September 30, 2003, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout 2003 will continue to be funded from existing cash, cash equivalents, and short-term securities.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception, expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2003, we had an accumulated deficit of approximately $52.4 million. As we expand our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates or technologies.

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

IF WE ARE UNABLE TO SUCCESSFULLY COMPLETE OUR CLINICAL TRIALS OF KRX-101, OUR ABILITY TO ACHIEVE OUR CURRENT BUSINESS STRATEGY WILL BE ADVERSELY AFFECTED.

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

OUR DRUG CANDIDATES MAY NEVER RECEIVE THE NECESSARY REGULATORY APPROVALS.

We have not received, and may never receive, regulatory approval for commercial sale for any of our drug candidates. We will need to conduct significant additional research and human testing before we can apply for product approval with the FDA or with regulatory authorities of other countries. Preclinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product and requires the expenditure of substantial resources. Data obtained from preclinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. It may take us many years to complete the testing of our drug candidates and failure can occur at any stage of this process. Negative or inconclusive results or medical events during a clinical trial could cause us to delay or terminate our development efforts.

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

WE RELY ON THIRD PARTIES TO MANUFACTURE OUR PRODUCTS. IF THESE THIRD PARTIES DO NOT SUCCESSFULLY MANUFACTURE OUR PRODUCTS OUR BUSINESS WILL BE HARMED.

We have no experience in manufacturing products for clinical or commercial purposes and do not have any manufacturing facilities. We intend to continue to use third parties to manufacture our products for use in clinical trials and for future sales. We may not be able to enter into future third party contract manufacturing agreements on acceptable terms, if at all.

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

We recently entered into a contract manufacturing relationship with a U.S.-based contract manufacturer for KRX-101 which we believe will be adequate to satisfy our current clinical and commercial supply needs. However, as we seek to transition our manufacturing of KRX-101 to our new contract manufacturer, we will need to create a reproducible manufacturing process that will ensure consistent manufacture of KRX-101 across multiple batches and sources. As with all heparin-like compounds, the end product is highly sensitive to the manufacturing process utilized. Accordingly, the creation of a reproducible process will be required for the successful commercialization of KRX-101. There can be no assurance that we will be successful in this endeavor.

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

Subsequent to the current and 2002 restructurings, we currently have nine full and part-time employees and several other persons working under research agreements or consulting agreements. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to develop our lead drug candidates could be materially impaired. In addition, while we have an employment agreement with Mr. Weiss, this agreement would not prevent him from terminating his employment with us.

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

RISKS RELATED TO OUR FINANCIAL CONDITION

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS ON TERMS FAVORABLE TO US, OR AT ALL, OUR BUSINESS WOULD BE HARMED.

We expect to use rather than generate funds from operations for the foreseeable future. Based on our current plans, we believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements for at least the next 18 to 24 months. However, the actual amount of funds that we will need prior to or after that date will be determined by many factors, some of which are beyond our control. As a result, we may need funds sooner or in different amounts than we currently anticipate. These factors include:

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

OUR RESTRUCTURINGS MAY RESULT IN ADDITIONAL ISRAELI TAX LIABILITIES.

In September 2001, one of our Israeli subsidiaries received the status of an "Approved Enterprise," a status which grants certain tax benefits in Israel in accordance with the "Law for the Encouragement of Capital Investments, 1959". Through September 30, 2003, our Israeli subsidiary has received tax benefits in the form of exemptions of approximately $731,000 as a result of our subsidiary's status as an "Approved Enterprise." As part of the restructuring implemented during the first quarter of 2003, as described in Note 5, we decided to close down our Jerusalem laboratory facility. In October 2003, the subsidiary received a letter from the Israeli Ministry of Industry and Trade that its Approved Enterprise status was cancelled as of July 2003 and that past benefits would not need to be repaid. The Israeli tax authorities have yet to confirm this position. However, we believe that, based on the letter received from the Ministry of Industry and Trade, it is unlikely that past benefits will need to be repaid, and therefore, we have not recorded any charge with respect to this potential liability. There can be no assurances that the Israeli tax authorities will confirm this position, as a result, we may be liable to repay some or all of the tax benefits received to date, which could adversely affect our cash flow and results of operations.

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

As of September 30, 2003, our executive officers, directors and principal stockholders (including their affiliates) beneficially own, in the aggregate, approximately 32.50% of our outstanding common stock, including, for this purpose, currently exercisable options and warrants held by our executive officers, directors and principal stockholders. As a result, these persons, acting together, may have the ability to effectively determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, acting together, may have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by discouraging a potential acquirer from attempting to acquire us.

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

         o conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. We maintain our portfolio in cash equivalents and short-term interest bearing securities, including corporate debt, money market funds and government debt securities. The average duration of all of our investments held as of September 30, 2003 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

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


PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


(d) Use of Proceeds From Registered Securities

We received net proceeds (after deducting underwriting discounts and commissions and offering expenses) of $46.3 million from the sale of 5,200,000 shares of common stock in our initial public offering in July 2000. As of September 30, 2003, we have used the net proceeds of this offering as follows:

         o approximately $6.3 million to fund the development of KRX-101, our lead drug candidate for diabetic nephropathy, of which $0.5 million and $0.9 million were spent in the three and nine months ended September 30, 2003, respectively;

         o approximately $3.9 million to fund the development of KRX-123 for hormone-resistant prostate cancer;

         o approximately $10.4 million to fund expansion of our KinAce platform and to further develop the compounds we have generated with it; and

         o approximately $15.8 million to use as working capital, in-licensing development activities and for general corporate purposes.

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

                  UPDATE

                  31.1   Certification of Principal Executive Officer

                  31.2   Certification of Principal Financial Officer

                  32.1 - Certifications pursuant to 18 U.S.C. Section 1350

                  32.2 - Certifications pursuant to 18 U.S.C. Section 1350


         (b) Reports on Form 8-K -


         On August 13, 2003, the Company furnished a Current Report on Form 8-K under Item 12, containing a copy of its earnings release for the period ended June 30, 2003.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                KERYX BIOPHARMACEUTICALS, INC.



Date:   November 12, 2003       /s/ Ron Bentsur
                                ---------------------------------------------
                                Ron Bentsur
                                Vice President Finance and Investor Relations
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


UPDATE

31.1   Certification of Principal Executive Officer

31.2   Certification of Principal Financial Officer


32.1 - Certification pursuant to 18 U.S.C. Section 1350

32.2 - Certification pursuant to 18 U.S.C. Section 1350