Form 10-K
period 2003-12-31
KERYX BIOPHARMACEUTICALS INC
filed 2004-03-30
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number 000-30929

KERYX BIOPHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4087132 (I.R.S. Employer Identification No.)

750 Lexington Avenue New York, New York (Address of principal executive offices)	10022 (Zip Code)

Registrant’s telephone number, including area code: (212) 531-5965

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001 Per Share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $31,346,279 as of June 30, 2003, based on the closing sale price of such stock as reported on the Nasdaq National Market.

There were 29,934,980 shares of the registrant’s common stock outstanding as of March 22, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

KERYX BIOPHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

This Annual Report on Form 10-K contains trademarks and trade names of Keryx Biopharmaceuticals, Inc., including our name and logo. This Annual Report on Form 10-K may also include trademarks and trade names of other companies.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and as such matters may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Business—Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, those relating to:
  our expectations for increases or decreases in expenses;

  our expectations for the development, manufacturing, and approval of KRX-101, KRX-0401, KRX-0402, KRX-0403 or any other products we may acquire or in-license;

  our expectations for incurring additional capital expenditures to expand our research and development capabilities;

  our expectations for generating revenue or becoming profitable on a sustained basis;

  our ability to enter into marketing and other partnership agreements;

  our ability to enter into product acquisition and in-licensing transactions;

  estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating and capital requirements;

  our expected losses; and

  our expectations for future capital requirements.
The forward-looking statements contained in this report reflect our views and assumptions only as of the date this report is signed. Except as required by law, we assume no responsibility for updating any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Unless the context requires otherwise, references in this report to “Keryx,” the “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc., its predecessor company and its or our respective subsidiaries.

ITEM 1. BUSINESS.

Overview

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel pharmaceutical products for the treatment of life-threatening diseases, including diabetes and cancer. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any revenues from our drug candidates. We have two product candidates in late-stage clinical development: Sulodexide, or KRX-101, for the treatment of diabetic nephropathy, a life-threatening kidney disease caused by diabetes, and Perifosine, or KRX-0401, for the treatment of multiple forms of cancer.

Our lead compound under development is KRX-101, to which we have an exclusive license in North America, Japan and other markets. A randomized, double-blind, placebo-controlled, Phase II study of the use of Sulodexide for treatment of diabetic nephropathy in 223 patients was conducted in Europe and the results of this study were published in the June 2002 issue of the Journal of the American Society of Nephrology.  The results of this Phase II study showed a dose-dependent reduction in proteinuria or pathological urinary albumin excretion rates. In 2001, KRX-101 was granted Fast-Track designation for the treatment of diabetic nephropathy and, in 2002, we announced that the Food and Drug Administration, or FDA, had agreed, in principle, to permit us to avail ourselves of the accelerated approval process under subpart H of the FDA’s regulations governing applications for the approval to market a new drug.

In the third quarter of 2003, we announced that the Collaborative Study Group, or CSG, the largest standing renal clinical trial group in the United States comprised of academic and tertiary nephrology care centers, will conduct the U.S.-based Phase II/III clinical program for KRX-101 for the treatment of diabetic nephropathy. The CSG has conducted multiple large-scale clinical trials resulting in over 40 publications in peer-reviewed journals. The CSG conducted the pivotal studies for two of the three drugs that are currently approved for treatment of diabetic nephropathy. In the fourth quarter of 2003, we initiated the multi-center, Phase II/III clinical program for our diabetic nephropathy drug candidate, KRX-101.

In the first quarter of 2004, we announced that we had acquired ACCESS Oncology, Inc. and its subsidiaries, or ACCESS Oncology, a privately-held cancer-focused biotechnology company. The acquired drug portfolio includes three clinical stage compounds, designated as KRX-0401, KRX-0402 and KRX-0403. KRX-0401 is a novel, first-in-class, oral Akt-inhibitor that has demonstrated preliminary single agent anti-tumor activity in Phase I studies and is currently in a broad Phase II clinical program evaluating KRX-0401 as a single agent in the treatment of multiple forms of cancer. The current Phase II program is being conducted and funded by the National Cancer Institute, or NCI, a department of the National Institutes of Health, or NIH, under a Cooperative Research and Development Agreement, or CRADA, arrangement. Additionally, we are planning to conduct a series of additional Phase II clinical trials for KRX-0401, both as a single agent and in combination with other anti-cancer therapies. The acquired cancer portfolio also includes KRX-0402, an inhibitor of DNA repair, which is also being studied by the NCI under a CRADA arrangement in multiple clinical trials. In addition, the portfolio includes KRX-0403, which is a novel spindle poison in the same general class as Navelbine®, Taxol® and Taxotere®. KRX-0403 has completed a Phase I study. In addition, as a part of the acquisition of ACCESS Oncology, we acquired Online Collaborative Oncology Group, Inc., or OCOG, a subsidiary of ACCESS Oncology which provides clinical research and site management services to other biotechnology and pharmaceutical companies.

In the fourth quarter of 2003 and first quarter of 2004, we completed private placement transactions raising approximately $15 million and $32 million in gross proceeds, respectively. Funds raised from our private placement offerings not only provide us with additional capital to support our current and planned clinical programs for KRX-101, KRX-0401 and the other oncology drug candidates within our portfolio, but also provide us with added flexibility in our in-licensing and product acquisition program, which is designed to expand our product pipeline with additional drug candidates.

Our Strategy

We are focused on the acquisition, development and commercialization of novel pharmaceutical products for the treatment of life-threatening diseases, including diabetes and cancer. Under our strategy, we currently plan to:
  continue our KRX-101 U.S.-based Phase II/III clinical trial program for the treatment of diabetic nephropathy;

  support additional scientific collaborations for KRX-101 and KRX-0401;

  maintain our support of the NCI-funded KRX-0401 Phase II clinical trial program;

  commence additional clinical studies exploring the use of and examining KRX-0401, both as a single-agent and in combination with other anti-cancer therapies in multiple cancer types;

  conduct additional clinical trials for KRX-0402 and KRX-0403; and

  seek to in-license or acquire additional clinical-stage compounds.
Corporate Information

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

We maintain a website with the address www.keryx.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report.

PRODUCTS UNDER DEVELOPMENT

KRX-101

Overview

We have obtained a license to develop Sulodexide, or KRX-101, to treat diabetic nephropathy and other conditions. Sulodexide, our lead drug candidate, is a glycosaminoglycan compound with structural similarities to the broad family of marketed heparins and low molecular weight heparins. Specifically, Sulodexide is comprised of heparan sulfate, also referred to as fast-moving heparin, dermatan sulfate and slow-moving heparin. This drug has been marketed in a number of European, Asian and South American countries for many years by our licensor for certain cardiovascular conditions and has a well established safety profile for such indications and at the doses used. Additionally, in multiple clinical trials conducted in Europe, including the statistically significant results from a randomized, placebo-controlled Phase II study, KRX-101 has been demonstrated to be a very promising drug candidate for the treatment of diabetic nephropathy. In the fourth quarter of 2003, we announced the initiation of our KRX-101 U.S.-based Phase II/III clinical program for the treatment of diabetic nephropathy. This trial is being conducted by the CSG. We plan to develop Sulodexide in the United States and possibly other countries for the treatment of diabetic nephropathy and potentially for other indications.

Market Opportunity

According to the American Diabetes Association, or ADA, there are 18.2 million people in the United States, or 6.3% of the population, who have diabetes. Of this population, approximately 13 million have been diagnosed, of whom approximately 90-95% have been diagnosed with DM2. DM2 results from the combination of insulin deficiency and the body’s relative insensitivity to the insulin present, as opposed to DM1, in which severe insulin deficiency results from destruction of the insulin-producing beta cells of the pancreas. The ADA estimates that approximately three million diabetics in the United States have nephropathy. Diabetes is the most common cause of End Stage Renal Disease, or ESRD, in the United States and in many other developed nations, and represents approximately 43% of all new cases of ESRD in the United States. Despite advances in clinical care, including improvements in glycemic or blood sugar control and blood pressure control, the number of DM1- and DM2-related cases of ESRD continues to rise. In particular, the incidence of DM2-related ESRD is rapidly increasing. Less than 20% of diabetics on dialysis in the United States survive for five years, making the mortality of end-stage renal failure in this group higher than most forms of cancer. Unfortunately, renal transplantation is an option for less than 20% of diabetics with ESRD, as compared to 40-50% of non-diabetics, principally due to age and concomitant vascular disease. Despite recent advances, diabetic nephropathy remains a potentially catastrophic illness, for which partial but insufficient treatment is currently available.

Scientific Background

Both DM1 and DM2 are characterized by insufficient insulin effect upon insulin-requiring tissues. As insulin is required for normal metabolism of glucose (sugar), fat (triglycerides and free fatty acids) and protein (amino acids), diabetes is accompanied by abnormal blood levels of these substances. In the short term, hyperglycemia (elevated blood glucose) causes the classic symptoms of diabetes: excessive thirst, frequent urination and weight loss. In the long term, hyperglycemia, as well as other effects resulting from insufficient insulin effect, can progressively damage critical anatomic structures resulting in chronic diabetic complications. We are developing Sulodexide for the treatment of diabetic nephropathy, a long-term complication of diabetes in which the kidneys are progressively damaged. This progressive damage results in diminished kidney function progressing to ESRD, which ultimately leads to death unless treated by dialysis and/or renal transplant.

The kidney can be depicted as being comprised of two anatomically and functionally distinct components placed in serial configuration. The first component is the glomerulus, which performs the critical filtering function of the kidney. Blood is passed through delicate microscopic glomerular capillary loops, which, acting as sieves, allow waste chemicals and excess water to pass through into the glomerular filtrate while retaining desirable components, such as blood cells and albumin, within the blood. One of the key components of the glomerular capillary filtering membrane is highly anionic or negatively charged glycosaminoglycan molecules that are very similar to the chemical components of Sulodexide. The glomerular filtrate, which is the precursor of what will eventually be excreted as urine, flows into the next serial component, the tubular interstitial structure. In the tubules, further water is extracted from the filtrate and minerals and other body chemicals are absorbed from or secreted into the filtrate.

In diabetic nephropathy, it is the delicate glomerular loops that first sustain damage as a result of the diabetic state. These include:
  The delicate filtering membranes of the glomerular loops thicken and their crucial anionic glycosaminoglycan molecules are either depleted or altered and lose some or all of their negative charge. As the glycosaminoglycan negative charge provides normal filtering selectivity to the glomerular membranes, their loss of negative charge results in the release of protein (usually albumin) from the blood into the filtrate and urine. The effects of these releases of abnormal amounts of protein or albumin into the urine are called proteinuria and albuminuria, respectively.

  In addition, hyperglycemia induced overproduction of TGF beta (a regulatory protein) by the kidney induces scar formation in the area surrounding the glomerular capillaries. Over time, the extrinsic pressure of this scar tissue causes collapse of individual glomeruli, loss of total functionality and release of albumin into the filtrate and urine.
In normally functioning kidneys, interstitial structures are not exposed to albumin. It is believed that the exposure of the interstitial structures to albumin ultimately leads to a potent inflammatory and scarring response (also mediated in part by TGF beta) in the tubules, as well as in the surrounding interstitial tissues. This scarring results in progressive diminution in kidney function. As might be expected, increasing urinary albumin excretion closely parallels this drop in kidney function. In ESRD, kidney function declines to the point where dialysis or transplantation becomes necessary to sustain life.

KRX-101 belongs to a proposed new class of nephroprotective, or kidney protecting, drugs, the glycosaminoglycans. A variety of members of this chemical family have been shown to decrease pathological albumin excretion in diabetic nephropathy in man. Some of the members of this chemical family include the following approved drugs: standard heparin, low molecular weight heparin and danaparoid. However, these agents all require therapy by injection and are all potent anticoagulants, which are blood thinners capable of inducing bleeding. Sulodexide, on the other hand, is given orally and, in this form, has demonstrated little, if any, anticoagulant effects to date.

Pre-Clinical and Clinical Data

In pre-clinical trials, glycosaminoglycan components similar or identical to those that make up Sulodexide have been evaluated using well accepted rodent models of diabetic nephropathy, in both preventive protocols where the drug was given at a time when diabetes was induced and prior to kidney damage, and treatment protocols, where the drug was given after diabetic kidney damage was already present. These glycosaminoglycans diminished the thickening of glomerular capillary filtering membranes, replenished the crucial anionic, or albumin repelling, charge, lowered urinary albumin leakage and decreased kidney expression of the specific scar protein collagen IV, both in the preventive and the treatment protocols, returning these parameters nearly to their normal levels. In addition, data demonstrated that Sulodexide suppresses the hyperglycemia-induced, or high gluco s e-induced, overproduction of TGF beta, one of the most specific inducers of kidney scarring in diabetic and other kidney diseases. Thus, glycosaminoglycans similar or identical to the components of Sulodexide have prevented or reversed the hallmark “upstream” pathological abnormalities that drive the engine of progressive kidney dysfunction.

There have been more than 20 studies published in leading medical journals assessing the safety and efficacy of KRX-101 in humans. KRX-101 has been administered to more than 3,000 patients in clinical trials conducted in Europe for the treatment of certain diabetic and non-diabetic conditions and, to our knowledge, has not demonstrated any significant side effects for those uses and at the doses tested.

European researchers, with the support of a grant by Alfa Wassermann S.p.A., or Alpha Wasserman, the licensor of KRX-101, conducted a randomized, placebo-controlled, Phase II study of the use of Sulodexide to treat diabetic nephropathy in 223 patients in Europe between 1996 and 1999. In this study, also known as the DiNAS study, Type I and Type II diabetics with diabetic nephropathy were treated daily for four months with 50, 100 and 200 milligram gelcaps of KRX-101 and showed substantial dose-dependent reduction in proteinuria or pathological urinary albumin excretion rates. In this study, the higher the dose administered daily, the greater the demonstrated decrease in albumin excretion. The DiNAS study was published in the June 2002 issue of the Journal of the American Society of Nephrology.

Development Status

In June 2000, we filed an investigational new drug application, or IND, with the FDA for permission to conduct a clinical trial for the treatment of patients with diabetic nephropathy. In 2001, KRX-101 was granted Fast-Track designation for the treatment of diabetic nephropathy, and, in 2002, we announced that the FDA had agreed, in principle, to permit us to avail ourselves of the accelerated approval process under subpart H of the FDA’s regulations governing applications for the approval to market a new drug. Generally, subpart H allows for the use of surrogate endpoints in Phase III trials to support the approval of a new drug application, or NDA, with confirmatory studies completed post-approval, and could greatly reduce the development time to market.

In October 2003, we announced the initiation of a multi-center clinical trial, representing the Phase II portion of our U.S.-based Phase II/III clinical program for the treatment of diabetic nephropathy. This randomized, double-blind, placebo-controlled study will compare two doses (200mg and 400mg daily) of KRX-101 versus placebo. The KRX-101 Phase II/III clinical program is being conducted by the CSG, the world’s largest standing renal clinical trial group.

While conducting the Phase II portion of our clinical program, we plan to work with the FDA to finalize the specific requirements for our Phase III trial.

The ultimate clinical timeline, and consequent cost, for further development of KRX-101 will depend, in part, on reaching agreement with the FDA on the specifics of our accelerated approval approach and meeting their conditions for use of such program.

KRX-0401

Overview

KRX-0401, or Perifosine, is the prototype of a new group of anti-cancer drugs referred to as alkylphosphocholines that appear to be potent inhibitors of the activation of Akt, a protein in the body associated with tumor survival and growth. Akt appears to be inherently activated in approximately 10-50% of most tumor types and is also believed to be activated by, and thus confer resistance to, most anti-cancer therapies. Once activated, Akt exerts its cell survival and cell proliferation functions. Based on its prevalence across cancer types and importance in the control of cell survival and cell proliferation, Akt is considered to be one of the most important cancer targets being researched today.

In pre-clinical models and early clinical trials, Perifosine displayed impressive anti-tumor activity, as well as anti-Akt activity. Treatment with Perifosine did not result in myelosuppression, or toxicity to the bone marrow, which is a major side effect of most traditional anti-cancer treatments. Accordingly, we believe that Perifosine is well suited for use in combination regimens with established anti-cancer therapies and, therefore, represents a significant market opportunity.

In September 2002, ACCESS Oncology, which we acquired in February 2004, entered into an exclusive commercial license agreement with Zentaris AG to acquire a series of U.S. and foreign patents and patent applications relating to the composition of matter and use of Perifosine in the treatment of cancer and other conditions. This license agreement covers the United States, Canada and Mexico.

Pre-Clinical and Clinical Data

In proliferation assays, Perifosine inhibited the growth of a variety of human tumor cell lines. Perifosine was also tested in vivo in a number of animal models and shows significant single agent anti-tumor activity. Additionally, Perifosine strongly enhanced radiation-induced apoptosis in human leukemia cell lines, as well as the anti-tumor activity of cisplatin, Adriamycin, and cyclophosphamide in the DMBA-induced rat mammary carcinoma model. The combination regimens were superior to chemotherapy alone and the combinations were well tolerated.

Three Phase I studies of Perifosine have been completed in Europe and two other U.S.-based Phase I trials with the NCI pursuant to the CRADA arrangement have been completed or are nearing completion. Data from these trials demonstrates that Perifosine is a safe drug with a reasonable toxicity profile and no observed myelosuppression, or bone marrow suppression. The dose limiting toxicity in each of the Phase I studies was gastrointestinal toxicity, primarily nausea and vomiting. Perifosine also displayed preliminary single agent activity as evidenced by a total of two partial responses and 16 disease stabilizations in these heavily pre-treated refractory cancer patients.

We believe this data confirms the anti-cancer activity of Perifosine and that Perifosine represents a new class of anti-tumor agents that promote apoptosis and block cell growth signals.

Development Strategy

The NCI, pursuant to the CRADA arrangement referred to above, is currently conducting a broad Phase II program for Perifosine to evaluate the single agent activity of Perifosine in prostate, breast, head and neck and pancreatic cancers, as well as melanoma and sarcomas. In total, nine clinical trials have been commenced across the six tumor types mentioned. In addition to supporting the NCI’s clinical program, we plan to begin as soon as practicable additional Phase II clinical trials utilizing Perifosine as a single agent and in combination with a number of standard anti-cancer therapies in multiple tumor types.

ADDITIONAL CLINICAL STAGE PRODUCT CANDIDATES

The oncology portfolio acquired from ACCESS Oncology also includes two additional clinical-stage compounds: KRX-0402 and KRX-0403.

KRX-0402

KRX-0402 is a systemically delivered small molecule that, in pre-clinical and clinical studies, has consistently blocked the AGT repair protein, which is believed to confer resistance to 06-alkylating agents, chemotherapy drugs such as temozolomide and BCNU. 06-alkylating agents are commonly used to treat brain cancer, melanoma and non-Hodgkin’s lymphoma. Additionally, recent research has shown that KRX-0402 can potentiate the activity of other alkylating agents, such as cisplatinum and carboplatinum, through an as of yet unconfirmed mechanism. These drugs are some of the most widely used chemotherapy drugs and are commonly used to treat breast cancer, non-small cell lung cancer and ovarian cancer. Accordingly, we believe that KRX-0402 may have an important role in making cells more susceptible to the damaging effects of alkylating agents, and that KRX-0402 may have utility in the treatment of multiple forms of cancer. To date, approximately 400 patients have received KRX-0402 in multiple clinical studies. Dose limiting toxicity for KRX-0402 in combination with chemotherapy was bone marrow suppression. KRX-0402 alone has no identified dose limiting toxicity. The NCI is currently conducting a randomized Phase III clinical trial for the treatment of first-line brain cancer patients with KRX-0402. We plan to conduct additional dosing clinical trials for KRX-0402.

KRX-0403

KRX-0403 is a novel spindle poison in the vinca alkaloid class of drugs. Derived from the periwinkle plant, the family of vinca alkaloids and the mechanistically similar family of taxanes include some of the most successful cancer drugs ever developed, including Navelbine®, Taxol® and Taxotere®. Although these agents have been widely prescribed, they can be very toxic and may cause varying degrees of neurotoxicity and/or bone marrow suppression. We believe that an equally or more effective but less toxic therapy would satisfy a substantial need for these patients. In a number of pre-clinical animal studies of human cancers, including non-small cell lung cancer, KRX-0403 demonstrated greater anti-cancer activity and lower toxicity than currently marketed vinca alkaloids. In a Phase I clinical trial designed to evaluate the safety, toxicity profile and pharmacokinetics of KRX-0403 in patients with different tumor types, including lung cancer, breast cancer, sarcoma and colon cancer, KRX-0403 was demonstrated to be safe in humans with reversible and manageable toxicities. We believe KRX-0403 may have utility in the treatment of breast, lung and other forms of cancer. We plan to conduct additional dosing clinical trials for KRX-0403.

INTELLECTUAL PROPERTY AND PATENTS

General

Patents and other proprietary rights are very important to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. It is our intention to seek and maintain patent and trade secret protection for our drug candidates and our proprietary technologies. As part of our business strategy, our policy is to actively file patent applications in the United States and internationally to cover methods of use, new chemical compounds, pharmaceutical compositions and closing of the compounds and compositions and improvements in each of these. We also rely on trade secret information, technical know-how, innovation and agreements with third parties to continuously expand and protect our competitive position. We have a number of patents and patent applications related to our compounds and other technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that the pending patent applications will issue as patents.

Generally, patent applications in the United States are maintained in secrecy for a period of 18 months or more. Since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we are not certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file those patent applications. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire, or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent.

If patents are issued to others containing preclusive or conflicting claims and these claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. Our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would create substantial costs. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. An adverse outcome in litigation could subject us to significant liabilities to third parties and require us to seek licenses of the disputed rights from third parties or to cease using the technology if such licenses are unavailable.

KRX-101

Pursuant to our license for KRX-101, we have the rights to eight families of patents and applications. These patent families include at least 10 patents issued in various countries, four of which are issued in the United States. The licensed patent families cover the use of KRX-101 to treat diabetic nephropathy and other indications, retinopathy, including novel formulations containing KRX-101 for use in all indications and novel dosage levels of KRX-101 for use in the treatment of diabetic nephropathy, and the use of related compounds to treat diabetic nephropathy, neuropathy and retinopathy. These patents and applications are being maintained throughout the territories in which they were filed.

The key patents and applications associated with KRX-101 will expire, if issued, at various times between 2012 and 2022. Currently, the use of KRX-101 to treat diabetic nephropathy is covered by a use patent that expires in 2014. However, based on provisions of the Patent Term Extension Act, we believe that we would qualify for a patent extension of at least three years, thereby extending the effective life of our principal patent through 2017. In addition, we have filed a patent application protecting the dosage form of KRX-101 that we believe will be most efficacious in the treatment of diabetic nephropathy and other conditions. Should this patent issue, we believe that we will have effective patent protection through at least 2022. We therefore believe that we will have sufficient time to commercially utilize the inventions covered by the patents during the effective lives of the inventions.

ACCESS Oncology Acquisition

Pursuant to our acquisition of ACCESS Oncology in February 2004, we have the exclusive commercial rights to a series of patents and patent applications in the United States, Canada and Mexico related to KRX-0401. These patents and patent applications cover composition of matter and methods of treatment. In addition, as a result of the acquisition, we have obtained the exclusive commercial rights to a series of patents and patent applications related to KRX-0402 and KRX-0403.

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

In addition to patent protection, we may utilize orphan drug regulations to provide market exclusivity for certain of our drug candidates. The orphan drug regulations of the FDA provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the United States or, for a disease that affects more than 200,000 individuals in the United States, instances in which the sponsor does not realistically anticipate that its product will become profitable. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. We believe that certain of the indications for our drug candidates will be eligible for orphan drug designation; however, we cannot assure you that our drugs will obtain such orphan drug designation or will be the first to reach the market and provide us with such market exclusivity protection.

LICENSING AGREEMENTS AND COLLABORATIONS

We have formed strategic alliances with a number of companies for the manufacture and commercialization of our products. Our current key strategic alliances are discussed below.

Alfa Wassermann S.p.A.

Under a license agreement with Alfa Wassermann, we have the exclusive rights to KRX-101 for diabetic nephropathy and diabetic retinopathy in the United States, Canada, Japan, Australia, New Zealand, South Africa and Israel. The license entitles Alfa Wassermann to annual license fees and certain milestone payments. Under the license, we must use our reasonable best efforts to commercialize and market KRX-101. Alfa Wassermann must pay us a royalty, to the extent that it or its sub-licensees receive revenues from products that incorporate information or know-how that we develop. Unless terminated for reason of breach or other customary termination provisions, the license terminates upon the later of the expiration of all underlying patent rights or 10 years from our first commercial sale of KRX-101.

Collaborative Study Group

In August 2003, we announced that the CSG will be conducting our U.S.-based Phase II/III clinical program for KRX-101 for the treatment of diabetic nephropathy. The CSG receives a monthly fee and reimbursement of expenses from us as compensation for its work in connection with this clinical program. The CSG also has the right to publish data arising from the clinical program. The agreement remains in force as long as the clinical program is ongoing. We may terminate the agreement at any time upon 30 days written notice, and the CSG has the right to terminate the agreement upon our material breach of the agreement, unless cured within 30 days.

Zentaris AG

In September 2002, ACCESS Oncology, our recently acquired subsidiary, signed a commercial license agreement with Zentaris AG relating to the development of KRX-0401. This agreement grants ACCESS Oncology the exclusive rights to KRX-0401 in the United States, Canada and Mexico. Zentaris is entitled to certain royalty payments, as well as additional compensation upon successful achievement of certain milestones. If ACCESS Oncology fails to meet certain obligations under the agreement, Zentaris AG may terminate the agreement upon notice to ACCESS Oncology, subject to ACCESS Oncology's opportunity to cure any such breach. The license terminates upon the later of the expiration of all underlying patent rights or 10 years from the first commercial sale of KRX-0401 in any of the covered territories. ACCESS Oncology also has the right to extend the agreement for an additional five years beyond the expiration of all underlying patents.

Paligent, Inc.

In October 2000, ACCESS Oncology entered into a worldwide, exclusive commercial sub-license agreement with Procept, Inc., or Procept, a wholly owned subsidiary of Paligent, Inc., relating to the development and marketing of KRX-0402. Under the license agreement, ACCESS Oncology has assumed responsibility for the development and marketing of KRX-0402. Procept is entitled to certain milestone payments, as well as royalty payments on net sales of KRX-0402. If ACCESS Oncology fails to meet certain obligations under the agreement, Paligent may terminate the agreement upon notice to ACCESS Oncology, subject to ACCESS Oncology’s opportunity to cure any such breach. Otherwise, the license terminates upon the expiration of all underlying patent rights.

Prescient NeuroPharma Inc.

In December 2001, ACCESS Oncology entered into an exclusive commercial sub-license agreement with Prescient NeuroPharma Inc., or Prescient, relating to the development and marketing of KRX-0403. The KRX-0403 license agreement provides for worldwide sublicense rights, with the exception of the Far East. Under the agreement, ACCESS Oncology has assumed responsibility for the development and marketing of KRX-0403. Prescient is entitled to certain milestone payments under the terms of the agreement. In addition, the agreement provides that ACCESS Oncology will make certain milestone and royalty payments on net sales of KRX-0403. If ACCESS Oncology fails to meet its obligations under the agreement, Prescient may terminate the agreement upon notice to ACCESS Oncology, subject to ACCESS Oncology’s opportunity to cure any such breach. The agreement with Prescient terminates on the later of the date the last patent expires in the patent portfolio or the end of the orphan drug designation period by the FDA, if applicable.

COMPETITION

Competition in the pharmaceutical and biotechnology industries is intense. The drugs that we are attempting to develop will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. Many pharmaceutical or biotechnology companies have products on the market and are actively engaged in the research and development of products that are competitive with our potential products. Many of these companies and institutions, either alone or together with their collaborative partners, have substantially greater financial, manufacturing, sales, distribution and technical resources and more experience in research and development, clinical trials and regulatory matters, than we do.

SUPPLY AND MANUFACTURING

We currently have no manufacturing capabilities and do not intend to establish any such capabilities. In 2003, we entered into a contract manufacturing agreement with a U.S.-based manufacturer for the supply of KRX-101 drug product. We believe that this manufacturing agreement will be adequate to satisfy our current clinical and commercial supply needs. However, in moving manufacturing of KRX-101, we will need to confirm a reproducible manufacturing process that will ensure consistent quality of KRX-101 across multiple batches and sources. As with all heparin-like compounds, the end product is highly sensitive to the manufacturing process utilized. Accordingly, the creation of a reproducible process will be required for the successful commercialization of KRX-101. We cannot be certain that we will be successful in this endeavor.

The creation of a reproducible process is also critical in successfully sourcing KRX-101 from multiple suppliers either to create back-up manufacturing capabilities and/or to meet market demand. We have discussed the issue of multi-sourcing with the FDA and they have indicated that they would likely permit such multi-sourcing provided the manufacturing process used by multiple manufacturers remains uniform.

The materials used to manufacture KRX-101, like all heparin-like compounds, are derived from porcine intestines. Long-term supplies for KRX-101 could be affected by limitations in the supply of porcine intestines and the demand for other heparin products. Diseases affecting the world supply of pigs could have an actual or perceived negative impact on our ability to source, make or sell KRX-101. All of these factors could have an adverse affect on the commercial success of KRX-101.

In addition, we have established contract manufacturing relationships for the supply of KRX-0401 and KRX-0402. At the time of commercial sale, to the extent possible and commercially practicable, we plan to engage a back-up supplier for each of our product candidates. Until such time, we expect that we will rely on a single contract manufacturer to produce each of our product candidates under current Good Manufacturing Practice, or cGMP, regulations. Our third-party manufacturers have limited numbers of facilities in which our product candidates can be produced and will have limited experience in manufacturing our product candidates in quantities sufficient for conducting clinical trials or for commercialization. Our third-party manufacturers will have other clients and may have other priorities that could affect our contractor’ s ability to perform the work satisfactorily and/or on a timely basis.  Both of these occurrences would be beyond our control.  We anticipate that we will similarly rely on contract manufacturers for our future proprietary product candidates.

We expect to similarly rely on contract manufacturing relationships for any products that we may in-license or acquire in the future. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

Furthermore, contract manufacturers are subject to ongoing periodic inspections by the FDA, the Drug Enforcement Agency and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. Our contractors in Europe face similar challenges from the numerous European Union and member state regulatory agencies. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations.

If we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA regulations and standards and may require significant lead times and delay. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

GOVERNMENT AND INDUSTRY REGULATION

Numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies, impose substantial regulations upon the clinical development, manufacture and marketing of our drug candidates, as well as our ongoing research and development activities. None of our drug candidates have been approved for sale in any market in which we have marketing rights. Before marketing in the United States, any drug that we develop must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA regulates, among other things, the pre-clinical and clinical testing, safety, efficacy, approval, manufacturing, record keeping, adverse event reporting, packaging, labeling, storage, advertising, promotion, export, sale and distribution of biopharmaceutical products.

The regulatory review and approval process is lengthy, expensive and uncertain. We are required to submit extensive pre-clinical and clinical data and supporting information to the FDA for each indication or use to establish a drug candidate’s safety and efficacy before we can secure FDA approval. The approval process takes many years, requires the expenditure of substantial resources and may involve ongoing requirements for post-marketing studies or surveillance. Before commencing clinical trials in humans, we must submit an IND to the FDA containing, among other things, pre-clinical data, chemistry, manufacturing and control information, and an investigative plan. Our submission of an IND may not result in FDA authorization to commence a clinical trial.

The FDA may permit expedited development, evaluation, and marketing of new therapies intended to treat persons with serious or life-threatening conditions for which there is an unmet medical need under its fast track drug development programs. A sponsor can apply for fast track designation at the time of submission of an IND, or at any time prior to receiving marketing approval of the NDA. To receive fast track designation, an applicant must demonstrate:
  that the drug is intended to treat a serious or life-threatening condition;

  that the drug is intended to treat a serious aspect of the condition; and

  that the drug has the potential to address unmet medical needs, and this potential is being evaluated in the planned drug development program.

The FDA must respond to a request for fast track designation within 60 calendar days of receipt of the request. Over the course of drug development, a product in a fast track development program must continue to meet the criteria for fast track designation. Sponsors of products in fast track drug development programs must be in regular contact with the reviewing division of the FDA to ensure that the evidence necessary to support marketing approval will be developed and presented in a format conducive to an efficient review. Sponsors of products in fast track drug development programs ordinarily are eligible for priority review and also may be permitted to submit portions of an NDA to the FDA for review before the complete application is submitted. In 2001, KRX-101 received fast track designation.

Sponsors of drugs designated as fast track also may seek approval under the FDA’s accelerated approval regulations under subpart H. Pursuant to subpart H, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity.   Approval will be subject to the requirement that the applicant study the drug further to verify and describe its clinical benefit where there is uncertainty as to the relation of the surrogate endpoint to clinical benefit or uncertainty as to the relation of the observed clinical benefit to ultimate outcome.  Post-marketing studies are usually underway at the time an applicant files the NDA.  When required to be conducted, such post-marketing studies must also be adequate and well-controlled.  The applicant must carry out any such post-marketing studies with due diligence.

In November of 2002, we announced that the FDA agreed in principal that the NDA for KRX-101 may be filed under subpart H. Final approval will be based on a determination by the FDA of the safety and efficacy of KRX-101 based on a surrogate endpoint. We have not reached a final agreement with the FDA on the specific details of such approach and no assurance can be given that we will ever reach such agreement. Additionally, the subpart H process is complex and requires meticulous execution. Many companies who have been granted the right to utilize an accelerated approval approach have failed to obtain approval.

Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practices, and must be conducted pursuant to an IND, unless exempted.

For purposes of NDA approval, clinical trials are typically conducted in the following sequential phases:
  Phase I: The drug is administered to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, metabolism, excretion, and clinical pharmacology.

  Phase II: Studies are conducted on a larger number of patients to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range, and to gather additional data relating to safety and potential adverse events.

  Phase III: Studies establish safety and efficacy in an expanded patient population.

  Phase IV: The FDA may require a Phase IV to conduct post-marketing studies for purposes of gathering additional evidence of safety and efficacy.
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

  inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials or delays in approvals from a study site’s review board;

  longer treatment time required to demonstrate efficacy or determine the appropriate product dose;

  insufficient supply of the drug candidates;

  adverse medical events or side effects in treated patients; and

  ineffectiveness of the drug candidates.

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

Before receiving FDA approval to market a product, we must demonstrate that the product is safe and effective for its intended use by submitting to the FDA an NDA containing the pre-clinical and clinical data that have been accumulated, together with chemistry and manufacturing and controls specifications and information, and proposed labeling, among other things. The FDA may refuse to accept an NDA for filing if certain content criteria are not met and, even after accepting an NDA, the FDA may often require additional information, including clinical data, before approval of marketing a product.

As part of the approval process, the FDA must inspect and approve each manufacturing facility. Among the conditions of approval is the requirement that a manufacturer’s quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP. Manufacturers must expend time, money and effort to ensure compliance with cGMP, and the FDA conducts periodic inspections to certify compliance. It may be difficult for our manufacturers or us to comply with the applicable cGMP and other FDA regulatory requirements. If we, or our contract manufacturers, fail to comply, then the FDA will not allow us to market products that have been affected by the failure.

If the FDA grants approval, the approval will be limited to those disease states, conditions and patient populations for which the product is safe and effective, as demonstrated through clinical studies. Further, a product may be marketed only in those dosage forms and for those indications approved in the NDA. Certain changes to an approved NDA, including, with certain exceptions, any changes to labeling, require approval of a supplemental application before the drug may be marketed as changed. Any products that we manufacture or distribute pursuant to FDA approvals are subject to continuing regulation by the FDA, including compliance with cGMP and the reporting of adverse experiences with the drugs. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will be limited to those specified in an FDA approval, and the advertising of our products will be subject to comprehensive regulation by the FDA. Claims exceeding those that are approved will constitute a violation of the Federal Food, Drug, and Cosmetic Act. Violations of the Federal Food, Drug, and Cosmetic Act or regulatory requirements at any time during the product development process, approval process, or after approval may result in agency enforcement actions, including withdrawal of approval, recall, seizure of products, injunctions, fines and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on our business.

Should we wish to market our products outside the United States, we must receive marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, companies are required to apply for foreign marketing authorizations at a national level. However, within the European Union, registration procedures are available to companies wishing to market a product in more than one European Union member state. If the regulatory authority is satisfied that a company has presented adequate evidence of safety, quality and efficacy, the regulatory authority will grant a marketing authorization. This foreign regulatory approval process involves all of the risks associated with FDA approval discussed above.

Failure to comply with applicable federal, state and foreign laws and regulations would likely have a material adverse effect on our business. In addition, federal, state and foreign laws and regulations regarding the manufacture and sale of new drugs are subject to future changes. We cannot predict the likelihood, nature, effect or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

RESEARCH AND DEVELOPMENT

Company-sponsored research and development expenses totaled $7,399,000 in 2001, $8,141,000 in 2002, and $5,510,000 in 2003, respectively. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, testing, and enhancement of our product candidates, as well as expenses related to in-licensing or acquisition of new product candidates.

EMPLOYEES

We currently have 18 employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees and consultants to be good.

RISK FACTORS

You should carefully consider the following risks and uncertainties. If any of the following occurs, our business, financial condition or operating results could be materially harmed. These factors could cause the trading price of our common stock to decline and you could lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history and have incurred substantial operating losses since our inception. We expect to continue to incur losses in the future and may never become profitable.

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception, expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2003, we had an accumulated deficit of approximately $54.6 million. As we expand our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates or technologies.

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

If we are unable to successfully complete our clinical trial programs for KRX-101 or our recently acquired cancer compounds, or if such clinical trials take longer to complete than we project, our ability to achieve our current business strategy will be adversely affected.

Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials on a cost-effective basis.

Additionally, we have submitted a subpart H clinical development plan to the FDA for the clinical development of KRX-101 for diabetic nephropathy. A final agreement on the specifics of our clinical program for that development plan has not been agreed to with the FDA and we cannot give any assurance that an acceptable final agreement on the specifics of such clinical program will ever be reached with the FDA. In fact, based on the FDA’s comments to our most recent submission, we believe that additional discussions with the FDA will be required prior to final agreement on the specifics of our subpart H accelerated approval clinical program. We cannot assure you as to when those discussions will take place or that the results of such discussions will be satisfactory to us. Additionally, the FDA has stated that based on the novelty of the approach that we have discussed with them, they may want to refer our proposed approach to the Cardio-Renal Advisory Committee.

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

If our drug candidates do not receive the necessary regulatory approvals, we will be unable to commercialize our drug candidates.

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

We do not own any of our drug candidates. We have licensed these drugs from others. These license agreements require us to meet development or financing milestones and impose development and commercialization due diligence on us. In addition, under these agreements we must pay royalties on sales of products resulting from licensed technologies and pay the patent filing, prosecution and maintenance costs related to the licenses. If we do not meet our obligations in a timely manner or if we otherwise breach the terms of our agreements, our licensors could terminate the agreements and we would lose the rights to our drug candidates.

Because our business model is based, in part, on the acquisition or in-licensing of additional clinical product candidates, if we fail to acquire or in-license such clinical product candidates, our future growth prospects may be substantially impaired.

As a major part of our business strategy, we plan to continue to acquire or in-license clinical stage product candidates. If we fail to acquire or in-license such product candidates, we may not achieve expectations of our future performance. Because we do not intend to engage in significant discovery research, we must rely on third parties to sell or license new product opportunities to us. Other companies, including some with substantially greater financial, development, marketing and sales resources, are competing with us to acquire or in-license such products or product candidates. We may not be able to acquire or in-license rights to additional products or product candidates on acceptable terms, if at all.

If we do not establish or maintain drug development and marketing arrangements with third parties, we may be unable to commercialize our technologies into products.

We are an emerging company and do not possess all of the capabilities to fully commercialize our product candidates on our own. From time to time, we may need to contract with third parties to:

  assist us in developing, testing and obtaining regulatory approval for and commercializing some of our compounds and technologies; and

  market and distribute our drug candidates.
We can provide no assurance that we will be able to successfully enter into agreements with such partners on terms that are acceptable to us. If we are unable to successfully contract with third parties for these services when needed, or if existing arrangements for these services are terminated, whether or not through our actions, or if such third parties do not fully perform under these arrangements, we may have to delay, scale back or end one or more of our drug development programs or seek to develop or commercialize our technologies independently, which could result in delays. Further, such failure could result in the termination of license rights to one or more of our technologies. Moreover, if these development or marketing agreements take the form of a partnership or strategic alliance, such arrangements may provide our collaborators with significant discretion in determining the efforts and resources that they will apply to the development and commercialization of products based on our technologies. Accordingly, to the extent that we rely on third parties to research, develop or commercialize products based on our technologies, we are unable to control whether such products will be scientifically or commercially successful.

Even if we obtain FDA approval to market our product candidates, if our products fail to achieve market acceptance, we will never record meaningful revenues.

Even if our products are approved for sale, they may not be commercially successful in the marketplace. Market acceptance of our product candidates will depend on a number of factors, including:
  perceptions by members of the health care community, including physicians, of the safety and efficacy of our product candidates;

  the rates of adoption of our products by medical practitioners and the target populations for our products;

  the potential advantages that our product candidates offer over existing treatment methods;

  the cost-effectiveness of our product candidates relative to competing products;

  the availability of government or third-party payor reimbursement for our product candidates;

  the side effects or unfavorable publicity concerning our products or similar products; and

  the effectiveness of our sales, marketing and distribution efforts.
Because we expect sales of our product candidates, if approved, to generate substantially all of our revenues in the long-term, the failure of our drugs to find market acceptance would harm our business and could require us to seek additional financing or other sources of revenue.

We rely on third parties to manufacture our products. If these third parties do not successfully manufacture our products, our business will be harmed.

We have no experience in manufacturing products for clinical or commercial purposes and do not have any manufacturing facilities. We intend to continue to use third parties to manufacture our products for use in clinical trials and for future sales. We may not be able to enter into future third-party contract manufacturing agreements on acceptable terms, if at all.

Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA and foreign regulations, production costs and development of advanced manufacturing techniques and process controls. Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our drug candidates. In addition, our contract manufacturers will be subject to ongoing periodic, unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with, among other things, current good manufacturing practices, in addition to other governmental regulations and corresponding foreign standards. We will not have control over, other than by contract, third-party manufacturers’ compliance with these regulations and standards. Switching or engaging multiple manufacturers may be difficult because the number of potential manufacturers is limited and, particularly in the case of KRX-101, the process by which multiple manufacturers make the drug substance must be identical at each manufacturing facility. It may be difficult for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. Moreover, if we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA and foreign regulations and standards.

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

In the event that we are unable to obtain or retain third-party manufacturers, we will not be able to commercialize our products as planned. The manufacture of our products for clinical trials and commercial purposes is subject to FDA and foreign regulations. No assurance can be given that our third-party manufacturers will comply with these regulations or other regulatory requirements now or in the future.

We recently entered into a contract manufacturing relationship with a U.S.-based contract manufacturer for KRX-101 drug product which we believe will be adequate to satisfy our current clinical and commercial supply needs. However, as we seek to transition our manufacturing of KRX-101 to our new contract manufacturer, we will need to create a reproducible manufacturing process that will ensure consistent manufacture of KRX-101 across multiple batches and sources. As with all heparin-like compounds, the end product is highly sensitive to the manufacturing process utilized. Accordingly, the creation of a reproducible process will be required for the successful commercialization of KRX-101. There can be no assurance that we will be successful in this endeavor.

If we are not able to obtain the raw material required for the manufacture of our lead product candidate, KRX-101, our ability to develop and market this product candidate will be substantially harmed.

Source materials for KRX-101, our lead product candidate, are derived from porcine intestines. Long-term supplies for KRX-101 could be affected by limitations in the supply of porcine intestines and the demand for other heparin products, over which we will have no control. Additionally, diseases affecting the world supply of pigs could have an actual or perceived negative impact on our ability, or the ability of our contract manufacturers, to source, make and/or sell KRX-101. Such negative impact could materially adversely affect the commercial success of KRX-101.

If our competitors develop and market products that are less expensive, more effective or safer than our product candidates, our commercial opportunity may be reduced or eliminated.

The pharmaceutical industry is highly competitive. Our commercial opportunity may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our drug candidates. Other companies have products or drug candidates in various stages of pre-clinical or clinical development to treat diseases for which we are also seeking to discover and develop drug candidates. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized earlier. Even if we are successful in developing effective drugs, our products may not compete successfully with products produced by our competitors.

Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies that are active in different but related fields represent substantial competition for us. Many of our competitors have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing and marketing than we do. These organizations also compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations, and license technologies that are competitive with ours. As a result, our competitors may be able to more easily develop technologies and products that could render our technologies or our drug candidates obsolete or noncompetitive.

If we lose our key personnel or are unable to attract and retain additional personnel, our operations could be disrupted and our business could be harmed.

We currently have 18 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. In addition, while we have an employment agreement with Mr. Weiss, this agreement would not prevent him from terminating his employment with us.

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

  inability to maintain the acquired company’s relationship with key third parties, such as alliance partners;

  exposure to legal claims for activities of the acquired business prior to acquisition;

  diversion of management attention; and

  potential impairment of substantial goodwill and write-off of in-process research and development costs, adversely affecting our reported results of operations.

We face product liability risks and may not be able to obtain adequate insurance.

The use of our drug candidates in clinical trials, and the sale of any approved products, exposes us to liability claims. Although we are not aware of any historical or anticipated product liability claims against us, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to cease clinical trials of our drug candidates or limit commercialization of any approved products.

We believe that we have obtained reasonably adequate product liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the commercial sale of any approved products if marketing approval is obtained. However, insurance coverage is becoming increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. We may not be able to obtain additional insurance coverage that will be adequate to cover product liability risks that may arise. Regardless of merit or eventual outcome, product liability claims may result in:
  decreased demand for a product;

  injury to our reputation;

  inability to continue to develop a drug candidate;

  withdrawal of clinical trial volunteers; and

  loss of revenues.
Consequently, a product liability claim or product recall may result in losses that could be material.

In connection with providing our services, we may be exposed to liability that could have a material adverse effect on our financial condition and results of operations.

In conducting the activities of OCOG, any failure on our part to comply with applicable governmental regulations or contractual obligations could expose us to liability to our clients and could have a material adverse effect on us. We also could be held liable for errors or omissions in connection with the services we perform. In addition, the wrongful or erroneous delivery of health care information or services may expose us to liability. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any such claims.

Risks Related to Our Financial Condition

If we are unable to obtain additional funds on terms favorable to us, or at all, our business would be harmed.

We expect to use rather than generate funds from operations for the foreseeable future. Based on our current plans, we believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements for at least the next 36 months. However, the actual amount of funds that we will need prior to or after that date will be determined by many factors, some of which are beyond our control. As a result, we may need funds sooner or in different amounts than we currently anticipate. These factors include:
  the progress of our development activities;

  the progress of our research activities;

  the number and scope of our development programs;

  our ability to establish and maintain current and new licensing or acquisition arrangements;

  our ability to achieve our milestones under our licensing arrangements;

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

In September 2001, one of our Israeli subsidiaries received the status of an “Approved Enterprise,” a status which grants certain tax benefits in Israel in accordance with the “Law for the Encouragement of Capital Investments, 1959.” Through December 31, 2003, our Israeli subsidiary has received tax benefits in the form of exemptions of approximately $744,000 as a result of our subsidiary’s status as an “Approved Enterprise.” As part of the restructuring implemented during 2003, we closed down our Jerusalem laboratory facility. See “Restructuring” for more information. In October 2003, the subsidiary received a letter from the Israeli Ministry of Industry and Trade that its Approved Enterprise status was cancelled as of July 2003 and that past benefits would not need to be repaid. The Israeli tax authorities have yet to confirm this position. However, we believe that, based on the letter received from the Ministry of Industry and Trade, it is unlikely that past benefits will need to be repaid, and therefore, we have not recorded any charge with respect to this potential liability. There can be no assurances that the Israeli tax authorities will confirm this position. As a result, we may be liable to repay some or all of the tax benefits received to date, which could adversely affect our cash flow and results of operations.

Risks Related to Our Intellectual Property

If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market.

Our commercial success will depend in part on our ability and the ability of our licensors to obtain and maintain patent protection on our drug products and technologies and successfully defend these patents and technologies against third-party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, the patents we use may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. The patents we use may be challenged or invalidated or may fail to provide us with any competitive advantage.

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

Third parties may assert that we are using their proprietary technology without authorization. In addition, third parties may have or obtain patents in the future and claim that our technologies infringe their patents. If we are required to defend against patent suits brought by third parties, or if we sue third parties to protect our patent rights, we may be required to pay substantial litigation costs, and our management’s attention may be diverted from operating our business. In addition, any legal action against our licensors or us that seeks damages or an injunction of our commercial activities relating to the affected technologies could subject us to monetary liability and require our licensors or us to obtain a license to continue to use the affected technologies. We cannot predict whether our licensors or we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms, if at all.

Risks Related to Our Common Stock

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of December 31, 2003, our executive officers, directors and principal stockholders (including their affiliates) beneficially own, in the aggregate, approximately 23.85% of our outstanding common stock, including, for this purpose, currently exercisable options and warrants held by our executive officers, directors and principal stockholders. As a result, these persons, acting together, may have the ability to effectively determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, acting together, may have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by discouraging a potential acquirer from attempting to acquire us.

Our stock price could be volatile and your investment could decline in value.

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

  developments concerning our drug candidates;

  announcements of technological innovations by us or our competitors;

  introductions or announcements of new products by us or our competitors;

  announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  changes in financial estimates by securities analysts;

  actual or anticipated variations in quarterly operating results;

  expiration or termination of licenses, research contracts or other collaboration agreements;

  conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

  changes in the market valuations of similar companies; and

  additions or departures of key personnel.

In addition, equity markets in general, and the market for biotechnology and life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies traded in those markets. These broad market and industry factors may materially affect the market price of our common stock, regardless of our development and operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business.

Anti-takeover provisions in our charter documents and Delaware law could make a third-party acquisition of us difficult. This could limit the price investors might be willing to pay in the future for our common stock.

Provisions in our amended and restated certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or control us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Our amended and restated certificate of incorporation allows us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders and our amended and restated bylaws eliminate the right of stockholders to call a special meeting of stockholders, which could make it more difficult for stockholders to effect certain corporate actions. These provisions could also have the effect of delaying or preventing a change in control. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of such holders. In certain circumstances, such issuance could have the effect of decreasing the market price of our common stock.

ITEM 2. PROPERTIES.

Our corporate and executive office is located in New York, New York. Our New York facility consists of approximately 2,700 square feet of leased space at 750 Lexington Avenue, New York, New York 10022. Although we anticipate that our current facilities will be sufficient for our short-term needs, we do believe that we will require additional space to accommodate future growth. We expect that additional space will be available for future expansion as necessary, and are currently evaluating various possibilities for the leasing of additional space that we believe will be sufficient for our needs in the upcoming years.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to, and our property is not the subject of, any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Nasdaq National Market and trades under the symbol “KERX.” Trading of our common stock commenced on July 28, 2000, following the completion of our initial public offering.

The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

Fiscal Year Ended December 31, 2003	High	Low

Fourth Quarter	$5.4600	$3.2300
Third Quarter	$3.8500	$2.1500
Second Quarter	$2.6800	$1.1000
First Quarter	$1.6000	$1.2800

Fiscal Year Ended December 31, 2002	High	Low

Fourth Quarter	$1.7600	$1.0300
Third Quarter	$2.3000	$1.3000
Second Quarter	$5.2000	$1.9500
First Quarter	$8.0000	$4.7600

Holders

The number of record holders of our common stock as of March 22, 2004 was 94.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any such cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2003 regarding the securities authorized for issuance under our equity compensation plans, consisting of the 1999 Stock Option Plan, as amended, the 2000 Stock Option Plan, as amended, the Non-Plan and the 2002 CEO Incentive Stock Option Plan.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,806,652	$1.50	1,087,572
Equity compensation plans not approved by security holders	2,197,657	$1.21	22,500

Total	8,004,309	$1.42	1,110,072

Recent Sales of Unregistered Securities

In November 2003, we sold approximately 3.5 million shares of our common stock at $4.25 per share in a private placement transaction. Each share was also accompanied by a five-year warrant to purchase 20% of a share with an exercise price of $6.00 per share, for an aggregate of approximately 706,000 warrant shares. In addition, we issued to the placement agent in the transaction a five-year warrant to purchase 50,000 shares of our common stock at an exercise price of $6.00 per share. The private placement resulted in approximately $15 million in gross proceeds, a portion of which was used to fund fees and expenses related to the transaction. The shares issued in this transaction were registered under the Securities Act on a Registration Statement on Form S-3 (File No. 333-111143), which was declared effective on December 19, 2003.

In February 2004, we sold approximately 3.2 million shares of our common stock at $10.00 per share in a private placement transaction. The private placement resulted in approximately $32 million in gross proceeds, a portion of which was used to fund fees and expenses related to the transaction. The shares issued in this transaction will be registered under the Securities Act on a Registration Statement on Form S-3. In connection with this transaction, we filed a Registration Statement on Form S-3 (File No. 333-113654) on March 16, 2004.

Use of Proceeds from Sales of Registered Securities

On August 2, 2000, we completed an initial public offering of 4,600,000 shares of common stock at $10.00 per share. The managing underwriters in the offering were WestLB Panmure Ltd. (in the United Kingdom) and Roth Capital Partners, Inc. (in the United States). The shares of common stock sold in the initial public offering were registered under the Securities Act on a Registration Statement on Form S-1 (File No. 333-37402) that was declared effective on July 28, 2000. The proceeds to us from the offering, including the over-allotment option of 600,000 shares, after deducting underwriting discounts and commissions of approximately $3.6 million and other offering expenses of approximately $2.1 million, were approximately $46.3 million. Of the net offering proceeds, through December 31, 2003, we have used the proceeds of our initial public offering as follows:
  approximately $7.4 million to fund the development of KRX-101, our lead drug candidate for diabetic nephropathy, of which $2.0 million and $2.3 million were spent in 2003 and 2002, respectively;

  approximately $3.9 million to fund the development of KRX-123 for hormone-resistant prostate cancer. We ceased development of this compound in 2003;

  approximately $10.4 million to fund expansion of our KinAce platform and to further develop the compounds we have generated with it. We ceased development of this technology in 2003; and

  approximately $16.9 million to support working capital requirements, in-licensing development activities and for general corporate purposes.
We intend to use our current capital resources primarily to advance KRX-101 and our recent oncology candidates acquired from ACCESS Oncology and to in-license, acquire and develop novel drug candidates. The timing and amounts of our actual expenditures will depend on several factors, including the progress of our clinical trials, the progress of our research and development programs, the results of other pre-clinical and clinical studies and the timing and costs of regulatory approvals.

Until we use the remainder of the net proceeds, we intend to invest the funds in short and long-term, investment-grade, interest-bearing instruments.

ITEM 6. SELECTED FINANCIAL DATA.

The following Statement of Operations Data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, and Balance Sheet Data as of December 31, 2003, 2002, 2001, 2000 and 1999, as set forth below are derived from our audited consolidated financial statements. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Statement of Operations Data:
Management fees from related party	$--	$--	$--	$--	$--

Operating expenses:
Research and development:
Non-cash compensation	(486)	(1,382)	(17)	3,186	5,426
Other research and development	5,996	9,523	7,416	3,500	1,497

Total research and development	5,510	8,141	7,399	6,686	6,923

General and administrative:
Non-cash compensation	188	(4)	139	2,668	588
Other general and administrative	3,684	4,108	4,302	3,232	1,225

Total general and administrative	3,872	4,104	4,441	5,900	1,813

Total operating expenses	9,382	12,245	11,840	12,586	8,736

Operating loss	(9,382)	(12,245)	(11,840)	(12,586)	(8,736)

Other income (expense):
Interest income (expense), net	247	513	2,231	1,317	(257)
Taxes on Income	27	(51)	(197)	(220)	(10)

Net loss	$(9,108)	$(11,783)	$(9,806)	$(11,489)	$(9,003)

Basic and diluted loss
per common share	$(0.43)	$(0.59)	$(0.50)	$(0.89)	$(1.11)

	As of December 31

	2003	2002	2001	2000	1999

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents,
interest receivable and
investment securities	$31,414	$24,131	$37,856	$48,900	$4,127
Working capital	30,982	22,350	35,235	37,908	3,984
Total assets	32,223	29,103	43,067	50,264	4,948
Long-term obligations	--	256	766	304	118
Total stockholders’ equity	31,226	26,330	39,215	48,867	4,436

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in “Business – Risk Factors.” See also the “Special Cautionary Notice Regarding Forward-Looking Statements” set forth at the beginning of this report

You should read the following discussion and analysis in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” appearing elsewhere in this report.

OVERVIEW

We were incorporated in Delaware in October 1998. We commenced operations in November 1999, following our acquisition of substantially all of the assets and certain of the liabilities of Partec Ltd., our predecessor company that began its operations in January 1997. Since commencing operations, our activities have been primarily devoted to developing our technologies and drug candidates, acquiring clinical-stage compounds, raising capital, purchasing assets for our former corporate offices and laboratory facilities and recruiting personnel. We are a development stage company and have no product sales to date. Our major sources of working capital have been proceeds from various private placements of equity securities and from our initial public offering. We acquired one of our operating subsidiaries, ACCESS Oncology, in February 2004. ACCESS Oncology is engaged in the development of cancer-related drug candidates. As of December 31, 2003, our three subsidiaries in Israel had ceased operations and are in the process of being closed down.

We are a development stage company and have devoted substantially all of our efforts to the discovery, in-licensing and development of drug candidates. We have incurred negative cash flow from operations each year since our inception. We incurred operating losses of $9,382,000, $12,245,000 and $11,840,000 for the years ended December 31, 2003, 2002 and 2001, respectively. We anticipate incurring negative cash flows from operating activities for the foreseeable future. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and potential in-licensing opportunities.

Our research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, testing, and enhancement of our product candidates, as well as expenses related to in-licensing and acquisition of new product candidates. We expense our research and development costs as they are incurred.

Our general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, general legal activities and facilities related expenses. We anticipate that general and administrative expenses will increase for the foreseeable future as we expand our operating activities and as a result of increased costs associated with being a publicly traded company.

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

Our ongoing clinical trials will be lengthy and expensive. Even if these trials show that our drug candidates are effective in treating certain indications, there is no guarantee that we will be able to record commercial sales of any of our product candidates in the near future. In addition, we expect losses to continue as we continue to fund in-licensing and development of new drug candidates. As we continue our development efforts, we may enter into additional third-party collaborative agreements and may incur additional expenses, such as licensing fees and milestone payments. As a result, our quarterly results may fluctuate and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Years Ended December 31, 2003 and 2002

Revenue. We did not have any revenue for the years ended December 31, 2003 and December 31, 2002.

Non-cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option grants and warrant issuances was negative $486,000 for the year ended December 31, 2003 as compared to negative $1,382,000 for the year ended December 31, 2002. This negative non-cash compensation expense was primarily due to the reversal of previously recorded compensation of milestone-based options of $526,000 following the termination of a license agreement.

Research and Development Expenses. Research and development expenses, including non-cash compensation expense related to stock option grants and warrant issuances, decreased by $2,631,000 to $5,510,000 for the year ended December 31, 2003, as compared to expenses of $8,141,000 for the year ended December 31, 2002. The decrease in research and development expenses was due primarily to a $2,033,000 reduction in payroll and related costs and a $3,918,000 reduction in lab-related expenses, technology license payments, sponsored research, pre-clinical and consulting fees associated primarily with early stage research and development projects, as a result of the 2003 and 2002 restructurings, as well as the cessation of clinical trial expenses associated with the KRX-101 HIVAN trial in South Africa that was terminated in 2002. These decreases were partially offset by the non-cash impairment charge of $2,358,000 associated with our decision to cease our Jerusalem laboratory activities, as described below, fluctuation in non-cash compensation expenses related to stock option grants and warrant issuances, and an increase in expenses related to the preparation and initiation of our U.S.-based clinical program for KRX-101.

We expect our research and development costs to increase over the next year as a result of our U.S.-based clinical program for KRX-101 and the planned commencement of our clinical programs for KRX-0401 and the other oncology drug candidates within our portfolio.

Non-cash Compensation Expense (General and Administrative). Non-cash compensation expense related to stock option grants was $188,000 for the year ended December 31, 2003 as compared to negative $4,000 for the year ended December 31, 2002. This increase in non-cash compensation expense was primarily due to the revaluation of previously issued options to consultants.

General and Administrative Expenses. General and administrative expenses, including non-cash compensation expense related to stock option grants and warrant issuances, decreased by $232,000 to $3,872,000 for the year ended December 31, 2003, as compared to expenses of $4,104,000 for the year ended December 31, 2002. The decrease in general and administrative expenses was due primarily to a $1,125,000 reduction in payroll and related costs as a result of reduced personnel associated with the 2003 restructuring and the 2002 restructuring. The decrease in general and administrative expenses was partially offset by $561,000 of accelerated depreciation of leasehold improvements in the Jerusalem facility, increased business development expenses, and a $124,000 non-cash impairment charge associated with our decision to sell certain fixed assets located in the Jerusalem facility.

We expect our general and administrative costs to increase over the next year as a result of our increased investor and public relations programs, as well as costs associated with the acquisition of ACCESS Oncology.

Interest Income (Expense), Net. Interest income, net, decreased by $266,000 to $247,000 for the year ended December 31, 2003, as compared to income of $513,000 for the year ended December 31, 2002. The decrease resulted from a lower level of invested funds and the general decline in market interest rates when compared to the prior year.

Income Taxes. Income tax expense decreased by $78,000 to a credit of $27,000 for the year ended December 31, 2003, as compared to expenses of $51,000 for the year ended December 31, 2002. The decrease in income tax expense was primarily due to the reversal of taxable income recorded in one of our Israeli subsidiaries partially offset by the elimination of net deferred tax assets of our Israeli subsidiaries, associated with the cessation of our activities in Israel. Income tax expense for the comparative period is attributable to taxable income from the continuing operations of our subsidiaries in Israel.

Years Ended December 31, 2002 and 2001

Revenue. We did not have any revenue for the years ended December 31, 2002 and December 31, 2001.

Non-cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option grants and warrant issuances was negative $1,382,000 for the year ended December 31, 2002, as compared to negative $17,000 for the year ended December 31, 2001. This negative non-cash compensation expense was primarily due to the revaluation of previously issued options and warrants to consultants and other third parties as a result of the decline in our stock price.

Research and Development Expenses. Research and development expenses, including non-cash compensation expense related to stock option grants and warrant issuances, increased by $742,000 to $8,141,000 for the year ended December 31, 2002, as compared to expenses of $7,399,000 for the year ended December 31, 2001. The increase in research and development expenses was due primarily to increased licensing costs for the in-licensing of Small Integrated Building-blocks, or SIB, technology, as well as for the in-licensing of the worldwide rights for the manufacturing process of KRX-101, increased personnel and related costs, increased facilities-related costs and increased non-manufacturing clinical development costs associated with KRX-101. These increases were partially offset by a decline in manufacturing expenses associated with the KRX-101 clinical trial materials, as well as a result of the implementation of cost control measures initiated in August 2002.

Non-cash Compensation Expense (General and Administrative). Non-cash compensation expense related to stock option grants was negative $4,000 for the year ended December 31, 2002 as compared to $139,000 for year ended December 31, 2001. This decrease in non-cash compensation expense was primarily due to the revaluation of previously issued options and warrants to consultants and other third parties as a result of the decline in our stock price.

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

Interest Income (Expense), Net. Interest income, net, decreased by $1,718,000 to $513,000 for the year ended December 31, 2002, as compared to income of $2,231,000 for the year ended December 31, 2001. The decrease in interest income, net primarily resulted from a lower level of invested funds and a general decline in market interest rates.

Income Taxes. Income tax expense decreased by $146,000 to $51,000 for the year ended December 31, 2002, as compared to an expense of $197,000 for year ended December 31, 2001. The decrease in income tax expense is attributable to the lower income tax rate used for one of our subsidiaries that attained Israeli Approved Enterprise status. In addition, pursuant to receiving formal temporary notification that it met the requirements for implementation of benefits under the Approved Enterprise, the subsidiary reversed an income tax liability recorded prior to having received this notification. As of December 31, 2002, we have recorded a deferred tax asset, arising from “book” and “tax” timing differences, and a deferred tax liability against income taxes for the period then ended arising from the potential distribution by the subsidiary of a cash dividend out of retained earnings which were tax exempt due to the Approved Enterprise status. Income tax expense is attributable to taxable income from the continuing operations of our subsidiaries in Israel. This income is eliminated upon consolidation of our financial statements.

RECENT DEVELOPMENTS

ACCESS Oncology Acquisition

In January 2004, we announced that we had entered into an agreement to acquire ACCESS Oncology, a privately-held cancer-focused biotechnology company. In February 2004, we announced the closing of this acquisition. The acquired drug portfolio includes three clinical-stage compounds, to be designated as KRX-0401, KRX-0402 and KRX-0403. KRX-0401 is a novel, first-in-class, oral Akt-inhibitor that has demonstrated preliminary single agent anti-tumor activity in Phase I studies and is currently in nine Phase II single agent clinical trials in six tumor types, being conducted by the NCI, a department of the NIH, under a CRADA arrangement. The acquired cancer portfolio also includes KRX-0402, an inhibitor of DNA repair, which is also being studied by the NCI under a CRADA arrangement in multiple clinical trials. In addition, the portfolio includes KRX-0403, which is a novel spindle poison in the same general class as Navelbine®, Taxol® and Taxotere®. KRX-0403 has completed a Phase I study.

Private Placement Transactions

In the fourth quarter of 2003, we completed a private placement transaction raising approximately $15 million in gross proceeds. In this private placement transaction, we sold a total of approximately 3.5 million shares of our common stock to institutional investors at $4.25 per share. Each share was also accompanied by a five-year warrant to purchase 20% of a share with an exercise price of $6.00 per share, for an aggregate of approximately 706,000 warrant shares. In addition, we issued to the placement agent in the transaction a five-year warrant to purchase 50,000 shares of our common stock at an exercise price of $6.00 per share. We completed the registration of the shares of our common stock, and the shares of our common stock issuable upon exercise of the warrants, with the SEC in December 2003.

In the first quarter of 2004, we also completed a private placement transaction raising approximately $32 million in gross proceeds. In this private placement transaction, we sold a total of approximately 3.2 million shares of our common stock to institutional investors at $10.00 per share. We filed a Registration Statement on Form S-3 (File No. 333-113654) on March 16, 2004.

KRX-101

In October 2003, we announced the initiation of our KRX-101 U.S.-based Phase II/III clinical program for the treatment of diabetic nephropathy. This trial is being conducted by the CSG. We plan to develop Sulodexide in the United States and possibly other countries for the treatment of diabetic nephropathy and potentially for other indications.

RESTRUCTURING

2003 Restructuring

In 2003, we implemented a strategic reorganization, which we sometimes refer to as the “2003 restructuring.” The 2003 restructuring was designed to cease early-stage research and development activities and to further decrease the administrative activities in the Jerusalem facility.

During 2003, we gave notice of termination to 12 of our employees in the Jerusalem facility and to one person in our former Cambridge, Massachusetts office. In addition, two employees in the former Cambridge office and two employees in the Jerusalem facility are no longer employed by us. The 2003 restructuring was completed as of December 31, 2003.

As part of the 2003 restructuring, we reevaluated our long-lived assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144, and recorded a non-cash impairment charge of $2,482,000 for the year ended December 31, 2003, of which $2,358,000 was included in research and development expenses and $124,000 was included in general and administrative expenses. The impairment charge included a write-off of $1,695,000 in fixed assets and $787,000 in intangible assets. In addition, during 2003, we completed the disposition of our fixed assets in Israel.

In addition, with our decision to vacate the facility in Jerusalem, we reevaluated and significantly shortened the useful life of the leasehold improvements associated with their administrative facilities, resulting in accelerated depreciation of $561,000 for the year ended December 31, 2003. Following the accelerated depreciation, the leasehold improvements were completely written off in 2003. In addition, upon vacating the facility in Jerusalem, the landlord of that facility claimed a bank guarantee in the amount of $222,000 that was previously provided as security in connection with the lease agreement.

The 2003 restructuring included a 17-person reduction in our work force. Through December 31, 2003, all 17 had terminated employment with us, of which 11 were research personnel and six were administrative personnel. Of the 17 departing employees, we retained four as consultants.

Through December 31, 2003, with respect to the 2003 restructuring, we had total accumulated expenses of $216,000 for severance benefits, almost all of which had been previously expensed in prior years, in both research and development expenses and general and administrative expenses, as part of our ongoing accrual for employee severance benefits throughout the employment term in accordance with Israeli law.

As of December 31, 2003, $216,000 of severance benefits have been paid, and there is no additional liability accrued on the balance sheet.

2002 Restructuring

In 2002, we implemented a strategic reorganization, sometimes referred to as the “2002 restructuring.” The 2002 restructuring was designed to substantially reduce early stage research expenditures. The 2002 restructuring included a 46 person, or 70%, reduction in our work force, including senior management, administrative staff, and research personnel involved in early stage projects.

Through December 31, 2003, we had total accumulated expenses of $1,121,000 for severance benefits for employees terminated under the 2002 restructuring, almost all of which had been previously expensed in prior years. As part of the restructuring, the Company took a charge in 2002 of $228,000, relating to severance not accrued as part of our ongoing accrual made for employee severance benefits throughout the employment term in accordance with Israeli law, $79,000 of which was included in research and development expenses and $149,000 of which was included in general and administrative expenses.

As of December 31, 2003, all 46 employees are no longer employed by us as a result of the 2002 restructuring, and $1,039,000 of severance benefits have been paid, with $158,000 paid in 2002 and the balance paid in 2003.

As of December 31, 2003, $82,000 in severance obligations related to the 2002 restructuring is included in accrued compensation and related liabilities. Most of this amount will be paid in the first quarter of 2004.

The following table summarizes restructuring expenses that were incurred by us in 2003 and 2002 that were not part of our ongoing accrual for employee severance benefits made throughout the employment term in accordance with Israeli law.

	2003	2002

Research and development:
Impairment charge	$2,358,000	$--
Realization of bank guarantee in connection with lease agreement	144,000	--
Severance charge	4,000	79,000

Total research and development	$2,506,000	$79,000

General and administrative:
Impairment charge	124,000	--
Realization of bank guarantee in connection with lease agreement	78,000	--
Severance charge	--	149,000
Accelerated depreciation	561,000	--

Total general and administrative	$763,000	$149,000

Total	$3,269,000	$228,000

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through our initial public offering and various private placement transactions. On August 2, 2000, we completed an initial public offering of 4,600,000 shares of common stock at $10.00 per share. Shares of our common stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (File No. 333-37402), which was declared effective by the SEC on July 28, 2000. As of December 31, 2003, we had received net proceeds of $46.3 million from our initial public offering.

In November 2003, we completed a private placement transaction raising approximately $15 million in gross proceeds. In this private placement, we sold a total of approximately 3.5 million shares of our common stock to institutional investors at $4.25 per share. Each share was also accompanied by a five-year warrant to purchase 20% of a share with an exercise price of $6.00 per share, for an aggregate of approximately 706,000 warrant shares. In addition, we issued to the placement agent in the transaction a five-year warrant to purchase 50,000 shares with an exercise price of $6.00 per share. We completed the registration of the shares of common stock and the shares issuable upon exercise of the warrants with the SEC under the Securities Act in December 2003.

In February 2004, we completed a private placement transaction raising approximately $32 million in gross proceeds. In this private placement, we sold a total of approximately 3.2 million shares of our common stock to institutional investors at $10.00 per share. We filed a Registration Statement on Form S-3 (File No. 333-113654) on March 16, 2004.

As of December 31, 2003, we had received net proceeds of approximately $25.7 million from private placement issuances of common and preferred stock, including $2.9 million raised through the contribution by holders of their notes issued by our predecessor company. The funds raised not only have provided us with capital to support our current and planned clinical programs for KRX-101, KRX-0401 and the other oncology drug candidates within our portfolio, but also have provided us with added flexibility in our in-licensing and product acquisition program which is aimed to build out our pipeline with additional clinical-stage drug candidates.

In November 2002, our board of directors authorized a stock repurchase program of up to 2.5 million shares of our common stock through April 2, 2003, which, in April 2003, was extended by the board of directors through December 31, 2003. Purchases under the stock repurchase program were made in the open market or in privately negotiated transactions from time to time at management’s discretion. The stock repurchase program was being funded using our current assets. For the years ended December 31, 2003 and December 31, 2002, we repurchased 9,800 and 46,300 shares, respectively, of our common stock at an aggregate cost of $12,000 and $77,000, respectively, pursuant to the stock repurchase program. At December 31, 2003, the stock repurchase program ended. We are holding any repurchased shares as treasury shares to be available for reissuance under our stock plans and for other corporate purposes.

As of December 31, 2003, we had $31.4 million in cash, cash equivalents, interest receivable, and short-term securities, an increase of $7.3 million from December 31, 2002. Cash used in operating activities for the year ended December 31, 2003 was $7.3 million as compared to $12.3 million for the year ended December 31, 2002. This decrease in cash used in operating activities was due primarily to reduced early stage research activities and associated personnel and general and administrative expenses. For the year ended December 31, 2003, net cash provided by investing activities of $1.3 million was primarily the result of the maturity of short-term securities. For the year ended December 31, 2003, net cash provided by financing activities of $14.3 million was primarily the result of the private placement of $14.1 million, net, in 2003, which closed in November 2003.

We believe that our $31.4 million in cash, cash equivalents, interest receivable and short-term securities as of December 31, 2003, and the $32 million of gross proceeds from our recent private placement in February 2004, will be sufficient to enable us to meet our planned operating needs and capital expenditures for at least the next 36 months. Our cash and cash equivalents and short-term securities as of December 31, 2003 are invested in highly liquid investments such as cash, money market accounts and short-term US corporate and government debt securities. As of December 31, 2003, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout 2004 will continue to be funded from existing cash, cash equivalents, and short-term securities.

Our forecast of the period of time through which our cash, cash equivalents and short-term securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

These factors include the following:
  the timing of expenses associated with product development of our proprietary product candidates, especially KRX-101, KRX-0401, the other oncology drug candidates within our portfolio, and including those which may be in-licensed, partnered or acquired;
  the timing of the in-licensing, partnering and acquisition of new product opportunities;
  the progress of the development efforts of parties with whom we have or may enter into research and development agreements;
  our ability to achieve our milestones under licensing arrangements;
  the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
  the amount of any funds expended to repurchase our common stock.
We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing may be obtained through strategic relationships, public or private sales of our equity or debt securities, and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

OBLIGATIONS AND COMMITMENTS

As of December 31 2003, we have known contractual obligations, commitments and contingencies of $1,856,000. Of this amount, $1,645,000 relates to research and development agreements (primarily relating to our U.S.-based clinical program for KRX-101) of which $1,399,000 is due within the next year, with the remaining $246,000 due within one to three years. The additional $211,000 relates to current operating lease obligations, all of which is due within the next year.

	Payment due by period

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Research and development agreements	$1,645,000	$1,399,000	$246,000	--	--
Operating leases	211,000	211,000	--	--	--

Total	$1,856,000	$1,610,000	$246,000	--	--

Following the acquisition of ACCESS Oncology in February 2004, we will assume additional research and development commitments of $125,000 per year through the life of the KRX-0402 CRADA arrangement and additional operating lease obligations of $21,000, $228,000 and $95,000 in 2004, 2005 and 2006, respectively. These commitments are not included in the table above.

Additionally, we have undertaken to make contingent milestone payments to certain of our licensors of up to approximately $3.5 million over the life of the licenses. In addition, following the acquisition of ACCESS Oncology in February 2004, we will undertake to make contingent milestone payments to certain of ACCESS Oncology’s licensors of up to approximately $38.4 million over the life of the licenses, of which $26.5 million are due upon or following approval of the drugs. In certain cases, such payments will reduce any royalties due on sales of related products. In the event that the milestones are not achieved, we remain obligated to pay one licensor $50,000 annually until the license expires. These commitments are not included in the table above.

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

Accounting For Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our US deferred tax assets with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. The deferred tax asset and liability in our financial statements for the comparative period relates to our wholly owned Israeli subsidiaries. These subsidiaries had generated taxable income in respect of services provided within the group, and therefore we believed in the past that the deferred tax asset relating to the Israeli subsidiaries would be realized. With the cessation of operating activities in Israel during 2003 and the resulting absence of taxable income from the Israeli subsidiaries, the deferred tax asset was written off. It should be noted that as the income has been derived from companies within the consolidated group, it had been eliminated upon consolidation.

In September 2001, one of our Israeli subsidiaries received the status of an “Approved Enterprise” which grants certain tax benefits in Israel in accordance with the “Law for the Encouragement of Capital Investments, 1959.” Through December 31, 2003, this Israeli subsidiary has received tax benefits in the form of exemptions of approximately $744,000 as a result of the subsidiary’s status as an “Approved Enterprise.” In June 2002, the subsidiary received formal temporary notification that it had met the requirements for implementation of the benefits under this program. As part of the restructuring implemented during 2003, we closed down our Jerusalem laboratory facility. See “Restructuring” above for more information. In October 2003, the subsidiary received a letter from the Israeli Ministry of Industry and Trade that its Approved Enterprise status was cancelled as of July 2003 and that past benefits would not need to be repaid. The Israeli tax authorities have yet to confirm this position. However, we believe that, based on the letter received from the Ministry of Industry and Trade, it is unlikely the past benefits will need to be repaid, and therefore, we have not recorded any charge with respect to this potential liability.

Stock Compensation. We have granted options to employees, directors and consultants, as well as warrants to other third parties. In applying SFAS No. 123, “Accounting for Stock-based Compensation,” or SFAS No. 123, we use the Black-Scholes pricing model to calculate the fair market value of our options and warrants. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option or warrant, the closing market price of our stock and the exercise price. We have assumed for the purposes of the Black-Scholes calculation that an option will be exercised one year after it fully vests. We base our estimates of our stock price volatility on the volatility during the period prior to the grant of the option or warrant. However, this estimate is neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, it was assumed that no dividends would be paid during the life of the options and warrants.

In accordance with EITF 96-18, total compensation expense for options issued to consultants is determined at the “measurement date.” The expense is recognized over the vesting period for the options. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record option compensation based on the fair value of the options at the reporting date. These options are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date. This results in a change to the amount previously recorded in respect of the option grant and additional expense or a negative expense may be recorded in subsequent periods based on changes in the assumptions used to calculate fair value, such as changes in market price, until the measurement date is reached and the compensation expense is determined.

We account for stock-based employee and director compensation arrangements in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the Financial Accounting Standards Board, or FASB, Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” or FIN 44, as allowed by SFAS No. 123. We also comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” or SFAS No. 148.

Impairment. We have adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” since January 1, 2002. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair value of fixed assets “held for sale” was determined based on discussions held with prospective buyers, as well as resellers of second-hand assets. We have conducted such review in light of our restructuring in 2003. Our review included estimating each drug candidate’s chance of continued development, partnering and FDA approval, its estimated market size and share, and potential royalty rate. We believe, based upon this review of our future net cash flow estimates for each of drug candidates and the decision to cease activity in the Jerusalem facility, that an impairment charge should be recorded for the year ended December 31, 2003. Any changes in any of these estimates could affect the need to record an impairment charge or the amount of the charge thereof. See “Restructuring” above.

RECENTLY ISSUED ACCOUNTING STANDARDS

Issued in January 2003 and revised in December 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46R, addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. We will be required to apply FIN 46R as of the period ended March 31, 2004. For any VIEs that must be consolidated under FIN 46R, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. We have determined that the adoption of FIN 46R will not have a material impact on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on our financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34,” or FIN 45. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Adoption of FIN 45 did not have an impact on our results of operations or financial position.

In April 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not yet determined the methodology for calculating fair value and plans to issue an exposure draft and final statement in 2004. We will continue to monitor communications on this subject from the FASB in order to determine the impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt securities in accordance with our investment policy. Some of these securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of December 31, 2003, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including corporate debt, money market funds and government debt securities. The average duration of all of our investments held as of December 31, 2003 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements as of December 31, 2003 are included in Item 15 of this report and are presented beginning on page F-1 of this report. The following table sets forth unaudited selected operating results for each of the four fiscal quarters in the years ended December 31, 2003 and December 31, 2002. We believe that the following selected quarterly information includes all adjustments, consisting only of normal, recurring adjustments, that we consider necessary to present this information fairly. You should read this financial information in conjunction with the financial statements and related notes appearing elsewhere in this report. Our results of operations have fluctuated in the past and are likely to continue to fluctuate greatly from quarter to quarter in the future. Therefore, results of operations for any previous periods are not necessarily indicative of results of operations to be recorded in the future.
	2003

	Mar. 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share data)
Operating expenses
Research and development:
Non-cash compensation	$(266)	$(249)	$--	$29
Other research and development	3,371	554	810	1,261

Total research and development	3,105	305	810	1,290

General and administrative:
Non-cash compensation	2	50	17	119
Other general and administrative	664	1,205	763	1,052

Total general and administrative	666	1,255	780	1,171

Total operating expenses	3,771	1,560	1,590	2,461

Operating loss	(3,771)	(1,560)	(1,590)	(2,461)

Other income (expense)
Interest income, net	85	65	34	63
Taxes on income	(102)	(14)	--	143

Net loss	$(3,788)	$(1,509)	$(1,556)	$(2,255)

Basic and diluted loss
per common share	$(0.19)	$(0.07)	$(0.07)	$(0.10)

	2002

	Mar. 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share data)
Operating expenses:
Research and development:
Non-cash compensation	$(580)	$(764)	$(195)	$157
Other research and development	2,943	2,316	2,306	1,958

Total research and development	2,363	1,552	2,111	2,115

General and administrative:
Non-cash compensation	(6)	(2)	2	2
Other general and administrative	1,310	1,082	952	764

Total general and administrative	1,304	1,080	954	766

Total operating expenses	3,667	2,632	3,065	2,881

Operating loss	(3,667)	(2,632)	(3,065)	(2,881)

Other income (expense)
Interest income, net	174	160	69	110
Taxes on income	(50)	61	(36)	(26)

Net loss	$(3,543)	$(2,411)	$(3,032)	$(2,797)

Basic and diluted loss
per common share	$(0.18)	$(0.12)	$(0.15)	$(0.14)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as amended, as of the end of the period covered in this report. Based on their evaluations, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls. We have reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information required by this Item regarding our directors and officers is incorporated herein by reference to our Proxy Statement for our 2004 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item regarding executive compensation is incorporated herein by reference to our Proxy Statement for our 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item regarding the security ownership of certain of our beneficial owners and our management is incorporated herein by reference to our Proxy Statement for our 2004 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item regarding certain relationships and related transactions is incorporated herein by reference to our Proxy Statement for our 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item regarding principal accountant fees and services is incorporated herein by reference to our Proxy Statement for our 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   1.   Consolidated Financial Statements

The following consolidated financial statements of Keryx Biopharmaceuticals, Inc. are filed as part of this report.

2.   Consolidated Financial Statement Schedules

All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3.   Exhibits

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger by and among Keryx Biopharmaceuticals, Inc., AXO Acquisition Corp., and ACCESS Oncology, Inc. dated as of January 7, 2004, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 8, 2004 (File No. 000-30929), and incorporated herein by reference.

2.2
First Amendment to the Agreement and Plan of Merger by and among Keryx Biopharmaceuticals, Inc., AXO Acquisition Corp., and ACCESS Oncology, Inc. dated as of February 5, 2004, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated February 5, 2004 (File No. 000-30929), and incorporated herein by reference.

3.1
Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.1 to the Registrant’s First Amendment to the Registration Statement on Form S-3 filed on December 19, 2003 (File No. 333-111143), and incorporated herein by reference.

3.2
Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 26, 2002 (File No. 000-30929), and incorporated herein by reference.

4.1
Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registrant’s First Amendment to the Registration Statement on Form S-1 filed on June 30, 2000 (File No. 333-37402), and incorporated herein by reference.

4.2
Warrant No. 5 for the Purchase of Shares of Common Stock between Yissum Research and Development Company of the Hebrew University of Jerusalem and Keryx Biopharmaceuticals, Inc., dated December 12, 2001, filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 000-30929), and incorporated herein by reference.

35

4.3
Warrant No. 6 for the Purchase of Shares of Common Stock between Yissum Research and Development Company of the Hebrew University of Jerusalem and Keryx Biopharmaceuticals, Inc., dated December 12, 2001, filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 000-30929), and incorporated herein by reference.

4.4
Warrant No. 7 for the Purchase of Shares of Common Stock between Children’s Medical Center Corporation and Keryx Biopharmaceuticals, Inc., dated March 3, 2003, filed as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 000-30929), and incorporated herein by reference.

4.5
Warrant No. 8 for the Purchase of Shares of Common Stock between Children’s Medical Center Corporation and Keryx Biopharmaceuticals, Inc., dated March 3, 2003, filed as Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 000-30929), and incorporated herein by reference.

4.6
Warrant No. 9 for the Purchase of Shares of Common Stock between Shmuel Ben Sasson and Keryx Biopharmaceuticals, Inc., dated March 3, 2003, filed as Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 000-30929), and incorporated herein by reference.

4.7
Warrant No. 10 for the Purchase of Shares of Common Stock between Shmuel Ben Sasson and Keryx Biopharmaceuticals, Inc., dated March 3, 2003, filed as Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 000-30929), and incorporated herein by reference.

4.8
Form of Warrant for the Purchase of Shares of Common Stock between certain holders of Series A Preferred Stock and Keryx Biopharmaceuticals, Inc., dated as of December 14, 1999, filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1 filed on May 19, 2000 (File No. 333-37402), and incorporated herein by reference.

10.1†
Severance Agreement between Morris Laster, M.D. and Keryx Biopharmaceuticals, Inc., dated February 27, 2003, filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 000-30929), and incorporated herein by reference.

10.2†
Severance Agreement between Benjamin Corn, M.D. and Keryx Biopharmaceuticals Inc., dated February 23, 2003, filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 333-37402), and incorporated herein by reference.

10.3†
Agreement between Ira Weinstein and Keryx Biopharmaceuticals, Inc., dated August 15, 2002, concerning a reduction in compensation, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 12, 2002 (File No. 000-30929), and incorporated herein by reference.

10.4!
Exclusive License Agreement between the Children’s Medical Center Corporation and Keryx Biopharmaceuticals, Inc., dated as of November 18, 1999, filed as Exhibit 10.6 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on July 24, 2000 (File No. 333-37402), and incorporated herein by reference.

10.5!
License Agreement between Alfa Wassermann S.p.A. and Partec Ltd., dated as of November 12, 1998, filed as Exhibit 10.7 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on July 24, 2000 (File No. 333-37402), and incorporated by reference.

10.6!
License Agreement between Opocrin S.p.A. and Keryx Biopharmaceuticals, Inc., dated September 25, 2002, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 12, 2002 (File No. 000-30929), and incorporated herein by reference.

36

10.7
Form of KRX-101 Scientific Advisory Board Agreement, filed as Exhibit 10.20 to the Registrant’s First Amendment to the Registration Statement on Form S-1 filed on June 30, 2000 (File No. 333-37402), and incorporated herein be reference.

10.8†
Employment Agreement between Keryx Biopharmaceuticals, Inc. and Ira Weinstein, dated as of November 19, 1999, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed March 30, 2001 (File No. 000-30929), and incorporated herein by reference.

10.9†
Employment Agreement between Keryx (Israel) Ltd. and Ira Weinstein, dated as of November 19, 1999, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-30929), and incorporated herein by reference.

10.10†
Employment Agreement between Keryx Biopharmaceuticals, Inc. and Bob Trachtenberg, dated as of November 19, 1999, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-30929), and incorporated herein by reference.

10.11†
Employment Agreement between Keryx (Israel) Ltd. and Bob Trachtenberg, dated as of November 19, 1999, filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-30929), and incorporated herein by reference.

10.12
Lease Agreement between RMPA Nechasim, Ltd. and Keryx (Israel) Ltd., dated as of December 21, 2000, filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-30929), and incorporated herein by reference.

10.13
Amendment, dated as of March 25, 2003, to the Exclusive License Agreement between the Children’s Medical Center Corporation and Keryx Biopharmaceuticals, Inc., dated as of November 18, 1999, filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 000-30929), and incorporated herein by reference.

10.14†
Employment Agreement between Barry Cohen and Keryx Biopharmaceuticals, Inc., dated as of September 6, 2001, filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 26, 2002 (File No. 000-30929), and incorporated herein by reference.

10.15†
Employment Agreement between Thomas J. Humphries, M.D. and Keryx Biopharmaceuticals, Inc., dated as of November 27, 2001, filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 26, 2002 (File No. 000-30929), and incorporated herein by reference.

10.16
Sub-lease Agreement between Keryx Biopharmaceuticals, Inc. and Zero Stage Capital, Inc., dated June 20, 2001, filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 26, 2002 (File No. 000-30929), and incorporated herein by reference.

10.17†
Agreement between Bob Trachtenberg and Keryx Biopharmaceuticals, Inc., dated August 15, 2002, concerning a reduction in compensation, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 12, 2002 (File No. 000-30929), and incorporated herein by reference.

10.18†
Agreement between Thomas J. Humphries, M.D. and Keryx Biopharmaceuticals, Inc., dated August 15, 2002, concerning a reduction in compensation, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 12, 2002 (File No. 000-30929), and incorporated herein by reference.

10.19†
Agreement between Barry Cohen and Keryx Biopharmaceuticals, Inc., dated August 15, 2002, concerning a reduction in compensation, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 12, 2002 (File No. 000-30929), and incorporated herein by reference.

37

10.20†
Employment Agreement between Ron Bentsur and Keryx Biopharmaceuticals, Inc., dated as of June 23, 2003, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003 (File No. 000-30929), and incorporated herein by reference.

10.21
Securities Purchase Agreement dated November 12, 2003 among Keryx Biopharmaceuticals, Inc. and the Purchasers identified on the signature pages thereof, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on December 12, 2003 (File No. 333-111143), and incorporated herein by reference.

10.22
Registration Rights Agreement dated November 17, 2003 among Keryx Biopharmaceuticals, Inc. and the Purchasers identified on the signature pages thereof, filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-3 filed on December 12, 2003 (File No. 333-111143), and incorporated herein by reference.

10.23
Form of Common Stock Purchase Warrant dated November 20, 2003, issued to the purchasers under the Securities Purchase Agreement, filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-3 filed on December 12, 2003 (File No. 333-111143), and incorporated herein by reference.

10.24
Form of Common Stock Purchase Warrant dated November 20, 2003, issued to Rodman & Renshaw, Inc., filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3 filed on December 12, 2003 (File No. 333-111143), and incorporated herein by reference.

10.25†
Employment Agreement between Keryx Biopharmaceuticals, Inc. and Michael S. Weiss dated as of December 23, 2002, filed as Exhibit 10.1 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 000-30929), and incorporated herein by reference.

10.26†
1999 Stock Option Plan, as amended, filed as Exhibit 10.2 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 000-30929) and incorporated herein by reference.

10.27†
2000 Stock Option Plan, as amended, filed as Exhibit 10.3 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 000-30929) and incorporated herein by reference.

10.28†
2002 CEO Incentive Stock Option Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 000-30929) and incorporated herein by reference.

10.29
Securities Purchase Agreement dated February 12, 2004 among Keryx Biopharmaceuticals, Inc. and the Purchasers identified on the signature pages thereof, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on March 16, 2004 (File No. 333-113654), and incorporated herein by reference

10.30
Registration Rights Agreement dated February 17, 2004 among Keryx Biopharmaceuticals, Inc. and the Purchasers identified on the signature pages thereof, filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-3 filed on March 16, 2004 (File No. 333-113654), and incorporated herein by reference.

10.31†	Employment Agreement with I. Craig Henderson, M.D., dated January 1, 2001.

10.32	Sub-license Agreement dated October 13, 2000 between Procept, Inc. and AOI Pharmaceuticals, Inc.

10.33	Amendment to Sub-license agreement dated February 28, 2002 between AOI Pharmaceuticals, Inc. and Procept, Inc.

10.34	Patent License Agreement dated February 28, 2002 between Procept, Inc. and United State Public Health Services, as amended.

10.35	Release Agreement dated February 28, 2002 among AOI Pharmaceuticals, Inc., Procept, Inc., and United States Public Health Services.

10.36	Comprehensive Release Agreement dated May 29, 2002 among AOI Pharmaceuticals, Inc., Procept, Inc., United States Public Health Services and the University of Chicago.

38

10.37*	Sub-license Agreement between Prescient NeuroPharma, Inc. and ACCESS Oncology, Inc. dated December 24, 2001.

10.38*	License Agreement dated September 18, 2002 between Zentaris AG and AOI Pharma, Inc.

10.39*	Addendum Agreement to License and Cooperation Agreement for Perifosine dated December 3, 2003 between Zentaris AG and AOI Pharma, Inc.

10.40	Cooperative Research and Development Agreement between the National Cancer Institute and ASTA Medica Inc., as amended.

21.1	List of subsidiaries of Keryx Biopharmaceuticals, Inc.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

  _________________
!Confidential treatment has been granted with respect to the omitted portions of this exhibit.
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and
   Exchange Commission.
† Indicates management contract or compensatory plan or arrangement.

(b).   Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the fourth quarter of 2003 and thereafter through March 30, 2004.
  Current Report on Form 8-K, announcing the Company’s financial results for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 13, 2003.
  Current Report on Form 8-K, announcing the private placement of approximately 3.5 million shares of the Company’s common stock and warrants to purchase an additional 706,000 shares of the Company’s common stock, filed with the Securities and Exchange Commission on November 19, 2003.
  Current Report on Form 8-K, announcing definitive merger agreement to acquire ACCESS Oncology, filed with the Securities and Exchange Commission on January 15, 2004.
  Current Report on Form 8-K, announcing completion of the acquisition of ACCESS Oncology and the private placement of approximately 3.2 million shares of the Company’s common stock, filed with the Securities and Exchange Commission on February 20, 2004.
  Current Report on Form 8-K, announcing the Company’s financial results for the fourth quarter and year ended December 31, 2003, filed with the Securities and Exchange Commission on March 26, 2004.
(c).   Exhibits.

See Item 15(a)(3) above.

39

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Financial Statements as of December 31, 2003

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Financial Statements as of December 31, 2003

Independent Auditors’ Report

To the Board of Directors and Shareholders of
Keryx Biopharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Keryx Biopharmaceuticals, Inc. and subsidiaries (the “Company”), a development stage company, as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003, and for the period from December 3, 1996 to December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keryx Biopharmaceuticals, Inc. and subsidiaries, a development stage company, as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, and for the period from December 3, 1996 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                    /s/ KPMG LLP

New York, New York
February 27, 2004

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Consolidated Balance Sheets as of December 31

(in thousands, except share and per share amounts)

	2003	2002

Assets
Current Assets
Cash and cash equivalents (Note 2)	$21,672	$13,350
Investment securities, held-to-maturity (Note 3)	9,631	10,575
Note and accrued interest receivable from related party	352	--
Deposits in respect of employee severance obligations (Note 6)	--	299
Accrued interest receivable	111	206
Deferred tax asset (Note 9)	--	170
Other receivables and prepaid expenses	213	267

Total current assets	31,979	24,867

Deposits in respect of employee severance obligations (Note 6)	--	117
Property, plant and equipment, net (Note 4)	24	3,031
Other assets (primarily intangible assets), net (Note 5)	220	1,088

Total assets	$32,223	$29,103

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$894	$920
Income taxes payable (Note 9)	--	177
Accrued compensation and related liabilities	103	1,420

Total current liabilities	997	2,517

Liability in respect of employee severance obligations (Note 6)	--	188
Deferred tax liability (Note 9)	--	68

Total liabilities	997	2,773

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.001 par value per share (40,000,000 and 40,000,000 shares authorized, 25,016,873 and 19,913,185 shares issued, 24,960,773 and 19,866,885 shares outstanding at December 31, 2003 and 2002, respectively)	25	20
Additional paid-in capital	86,042	72,067
Treasury stock, at cost, 56,100 and 46,300 shares at December 31, 2003 and 2002, respectively	(89)	(77)
Unearned compensation	(142)	(178)
Deficit accumulated during the development stage	(54,610)	(45,502)

Total stockholders’ equity	31,226	26,330

Total liabilities and stockholders’ equity	$32,223	$29,103

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Consolidated Statements of Operations for the Year Ended December 31

(in thousands, except share and per share amounts)

	2003	2002	2001	Amounts accumulated during the development stage

Management fees from related party	$--	$--	$--	$300

Operating expenses
Research and development:
Non-cash compensation	$(486)	$(1,382)	$(17)	$6,727
Other research and development	5,996	9,523	7,416	29,907

Total research and development expenses	5,510	8,141	7,399	36,634

General and administrative:
Non-cash compensation	188	(4)	139	3,579
Other general and administrative	3,684	4,108	4,302	18,089

Total general and administrative expenses	3,872	4,104	4,441	21,668

Total operating expenses	9,382	12,245	11,840	58,302

Operating loss	(9,382)	(12,245)	(11,840)	(58,002)

Interest income	272	582	2,316	4,563

Interest expense and other bank charges	(25)	(69)	(85)	(681)

Net loss before income taxes	(9,135)	(11,732)	(9,609)	(54,120)

Income taxes (Note 9)	(27)	51	197	490

Net loss	$(9,108)	$(11,783)	$(9,806)	$(54,610)

Basic and diluted loss per common share	$(0.43)	$(0.59)	$(0.50)	$(3.89)

Weighted average shares used in computing basic and diluted net loss per common share	21,367,088	19,897,939	19,699,542	14,030,871

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Series A convertible preferred stock		Common stock			Additional paid-in capital

	Shares	Amount	Shares	Amount

Balance at December 31, 2000	--	$--	19,532,772	$19		$76,566
Changes during the year:
Exercise of warrants	--	--	137,922	--	*	10
Exercise of options	--	--	176,000	--	*	23
Compensation in respect of options granted to employees, directors and consultants	--	--	--	--		(1,514)
Compensation in respect of warrants for common stock issued to technology licensor	--	--	--	--		(1,060)
Net loss	--	--	--	--		--

Balance at December 31, 2001	--	$--	19,846,694	$19		$74,025

	Treasury stock			Deficit accumulated during the development stage
	Shares	Amount	Unearned compensation		Total

Balance at December 31, 2000	--	$--	$(3,805)	$(23,913)	$48,867
Changes during the year:
Exercise of warrants	--	--	--	--	10
Exercise of options	--	--	--	--	23
Compensation in respect of options granted to employees, directors and consultants	--	--	1,738	--	18
Compensation in respect of warrants for common stock issued to technology licensor	--	--	957	--	103
Net loss	--	--	--	(9,806)	(9,806)

Balance at December 31, 2001	--	$--	$(1,110)	$(33,719)	$39,215

The accompanying notes are an integral part of the consolidated financial statements.

* Amount less than one thousand dollars.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Statement of Changes in Stockholders’ Equity (continued)

(in thousands, except share amounts)

	Series A convertible preferred stock		Common stock			Additional paid-in capital

	Shares	Amount	Shares	Amount

Balance at December 31, 2001	--	$--	19,846,694	$19		$74,025
Changes during the year:
Issuance of common stock to technology
licensors for technology license	--	--	48,491	1		358
Purchase of common stock	--	--	--	--		--
Exercise of warrants	--	--	--	--		--
Exercise of options	--	--	18,000	--	*	2
Compensation in respect of options granted to employees, directors and consultants	--	--	--	--		(173)
Compensation in respect of warrants for common stock issued to technology licensor	--	--	--	--		(2,145)
Net loss	--	--	--	--		--

Balance at December 31, 2002	--	$--	19,913,185	$20		$72,067

	Treasury stock			Deficit accumulated during the development stage
	Shares	Amount	Unearned compensation		Total

Balance at December 31, 2001	--	$--	$(1,110)	$(33,719)	$39,215
Changes during the year:
Issuance of common stock to technology
licensors for technology license	--	--	--	--	359
Purchase of common stock	46,300	(77)	--	--	(77)
Exercise of warrants	--	--	--	--	--
Exercise of options	--	--	--	--	2
Compensation in respect of options granted to employees, directors and consultants	--	--	145	--	(28)
Compensation in respect of warrants for common stock issued to technology licensor	--	--	787	--	(1,358)
Net loss	--	--	--	(11,783)	(11,783)

Balance at December 31, 2002	46,300	$(77)	$(178)	$(45,502)	$26,330

The accompanying notes are an integral part of the consolidated financial statements.

* Amount less than one thousand dollars.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Statement of Changes in Stockholders’ Equity (continued)

(in thousands, except share amounts)

	Series A convertible preferred stock		Common stock		Additional
					paid-in
	Shares	Amount	Shares	Amount	capital

Balance at December 31, 2002	--	$--	19,913,185	$20	$72,067
Changes during the year:
Issuance of common stock in private placement
(net of issuance expenses of $867)	--	--	3,529,412	3	14,130
Purchase of common stock	--	--	--	--	--
Exercise of warrants	--	--	--	--	--
Exercise of options	--	--	1,574,276	2	179
Compensation in respect of options granted to employees, directors and consultants	--	--	--	--	256
Compensation in respect of warrants for common stock issued to technology licensor	--	--	--	--	(590)
Net loss	--	--	--	--	--

Balance at December 31, 2003	--	$--	25,016,873	$25	$86,042

	Treasury stock		Unearned	Deficit accumulated during the development
	Shares	Amount	compensation	stage	Total

Balance at December 31, 2002	46,300	$(77)	$(178)	$(45,502)	$26,330
Changes during the year:
Issuance of common stock in private placement
(net of issuance expenses of $867)	--	--	--	--	14,133
Purchase of common stock	9,800	(12)	--	--	(12)
Exercise of warrants	--	--	--	--	--
Exercise of options	--	--	--	--	181
Compensation in respect of options granted to employees, directors and consultants	--	--	(28)	--	228
Compensation in respect of warrants for common stock issued to technology licensor	--	--	64	--	(526)
Net loss	--	--	--	(9,108)	(9,108)

Balance at December 31, 2003	56,100	$(89)	$(142)	$(54,610)	$31,226

The accompanying notes are an integral part of the consolidated financial statements.

* Amount less than one thousand dollars.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Statement of Changes in Stockholders’ Equity (continued)

(in thousands, except share amounts)

	Series A convertible preferred stock			Common stock			Additional paid-in capital

	Shares	Amount		Shares	Amount

Amounts accumulated during the development stage:
Contributed capital	--	$--		--	$--		$3,181
Conversion of convertible notes of Partec into stock in Keryx	--	--		--	--		2,973
Issuance of Series A convertible preferred stock to investors at $100 per share for cash (net of issuance expenses of $552)	89,180	--	*	--	--		8,338
Issuance of Series A convertible preferred stock at $0.001 par value to note holders in exchange for note of predecessor	29,465	--	*	--	--		--
Issuance of common stock to technology licensors for technology license	--	--		1,256,797	2		358
Issuance of common stock in private placement (net of issuance expenses of $867)	--	--		3,529,412	3		14,130
Receipt on account of shares issued in prior years	--	--		6,900,000	7		--
Conversion of Series A convertible preferred stock to common stock	(118,645)	--	*	6,114,962	6		(6)
Issuance of common stock in initial public offering, including exercise of overallotment (net of issuance expenses of $5,702)	--	--		5,200,000	5		46,293
Purchase of common stock	--	--		--	--		--
Exercise of warrants	--	--		247,426	--	*	11
Exercise of options	--	--		1,768,276	2		204
Compensation in respect of options granted to employees, directors and consultants	--	--		--	--		8,798
Compensation in respect of warrants for common stock issued to technology licensor	--	--		--	--		1,060
Warrants of common stock issued to related party as finder’s fee in private placement	--	--		--	--		114
Warrants for common stock issued to note holders in exchange for note of predecessor	--	--		--	--		588
Net loss	--	--		--	--		--

	--	$--		25,016,873	$25		$86,042

The accompanying notes are an integral part of the consolidated financial statements.

* Amount less than one thousand dollars.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Statement of Changes in Stockholders’ Equity (continued)

(in thousands, except share amounts)
	Treasury stock		Unearned	Deficit accumulated during the development
	Shares	Amount	compensation	stage	Total

Amounts accumulated during the development stage:
Contributed capital	--	$--	$--	$--	$3,181
Conversion of convertible notes of Partec into stock in Keryx	--	--	--	--	2,973
Issuance of Series A convertible preferred stock to investors at $100 per share for cash (net of issuance expenses of $552)	--	--	--	--	8,338
Issuance of Series A convertible preferred stock at $0.001 par value to note holders in exchange for note of predecessor	--	--	--	--	--
Issuance of common stock to technology licensors for technology license	--	--	--	--	360
Issuance of common stock in private placement (net of issuance expenses of $867)	--	--	--	--	14,133
Receipt on account of shares issued in prior years	--	--	--	--	7
Conversion of Series A convertible preferred stock to common stock	--	--	--	--	--
Issuance of common stock in initial public offering, including exercise of over allotment (net of issuance expenses of $5,702)	--	--	--	--	46,298
Purchase of common stock	56,100	(89)	--	--	(89)
Exercise of warrants	--	--	--	--	11
Exercise of options	--	--	--	--	206
Compensation in respect of options granted to employees, directors and consultants	--	--	1,114	--	9,912
Compensation in respect of warrants for common stock issued to technology licensor	--	--	(1,256)	--	(196)
Warrants of common stock issued to related party as finder’s fee in private placement	--	--	--	--	114
Warrants for common stock issued to note holders in exchange for note of predecessor	--	--	--	--	588
Net loss	--	--	--	(54,610)	(54,610)

	56,100	$(89)	$(142)	$(54,610)	$31,226

The accompanying notes are an integral part of the consolidated financial statements.

* Amount less than one thousand dollars.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Consolidated Statements of Cash Flows for the Year Ended December 31

(in thousands)
	2003	2002	2001	Amounts accumulated during the development stage

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,108)	$(11,783)	$(9,806)	$(54,610)
Adjustments to reconcile cash flows used in operating activities:
Stock compensation expense (negative expense)	(298)	(1,386)	122	10,306
Issuance of common stock to technology licensor	--	359	--	359
Interest on convertible notes settled through issuance of preferred shares	--	--	--	253
Depreciation and amortization	940	953	250	2,266
Loss on disposal of property, plant and equipment	86	56	28	170
Impairment charges	2,482	--	--	2,482
Exchange rate differences	13	26	62	97
Changes in assets and liabilities:
Decrease (increase) in other receivables and prepaid expenses	54	198	(260)	(208)
Decrease (increase) in accrued interest receivable	95	(3)	392	(111)
Changes in deferred tax provisions and valuation allowance	102	13	(115)	--
Increase (decrease) in accounts payable and accrued expenses	22	(750)	730	892
Increase (decrease) in income taxes payable	(177)	(100)	252	--
Increase (decrease) in accrued compensation and related liabilities	(1,317)	710	536	103
Increase (decrease) in liability in respect of employee severance obligations	(188)	(578)	462	--

Net cash used in operating activities	(7,294)	(12,285)	(7,347)	(38,001)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(3)	(1,155)	(2,808)	(4,403)
Proceeds from disposals of property, plant and equipment	387	37	--	424
(Increase) in note and accrued interest receivable from related party	(352)	--	--	(352)
Investment in other assets	(65)	(99)	(313)	(1,188)
Proceeds from (additions to) deposits in respect of employee severance obligations	416	(125)	(155)	--
Proceeds from sale and maturity of (investment in) short-term securities	944	3,733	1,185	(9,631)
Proceeds from sale and maturity of (investment in) long-term securities	--	--	10,104	--

Net cash provided by (used in) investing activities	$1,327	$2,391	$8,013	$(15,150)

The accompanying notes are an integral part of the consolidated financial statements.

* Amount less than one thousand dollars.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Consolidated Statements of Cash Flows for the Year Ended December 31 (continued)

(in thousands)

	2003	2002	2001	Amounts accumulated during the development stage

CASH FLOWS FROM FIANCING ACTIVITIES
Proceeds from short-term loans	$--	$--	$--	$500
Proceeds from long-term loans	--	--	--	3,251
Issuance of convertible note, net	--	--	--	2,150
Issuance of preferred shares, net and contributed capital	--	--	--	8,453
Receipts on account of shares previously issued	--	--	--	7
Proceeds from initial public offering, net	--	--	--	46,298
Proceeds from private placement, net	14,133	--	--	14,133
Proceeds from exercise of options and warrants	181	2	33	217
Purchase of treasury stock	(12)	(77)	--	(89)

Net cash provided by (used in) financing activities	14,302	(75)	33	74,920

Effect of exchange rate on cash	(13)	(26)	(62)	(97)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,322	(9,995)	637	21,672

Cash and cash equivalents at beginning of year	$13,350	23,345	22,708	--

CASH AND CASH EQUIVALENTS AT END OF YEAR	$21,672	$13,350	$23,345	$21,672

NON - CASH TRANSACTIONS
Conversion of short-term loans into contributed capital	$--	$--	$--	$500
Conversion of long-term loans into contributed capital	--	--	--	2,681
Conversion of long-term loans into convertible notes of Partec	--	--	--	570
Conversion of convertible notes of Partec and accrued interest into stock in Keryx	--	--	--	2,973
Issuance of warrants to related party as finder’s fee in private placement	--	--	--	114
Declaration of stock dividend	--	--	--	3
Purchase of property, plant and equipment and other assets on credit	--	47	475	--

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1	$-- *	$1	$140
Cash paid for income taxes	$60	$132	$120	$431

The accompanying notes are an integral part of the consolidated financial statements.

* Amount less than one thousand dollars.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Keryx Biopharmaceuticals, Inc. (“Keryx” or the “Company”) is a biopharmaceutical company focused on the acquisition, development and commercialization of novel pharmaceutical products for the treatment of life-threatening diseases, including diabetes and cancer. The Company was incorporated in Delaware in October 1998 (under the name Paramount Pharmaceuticals, Inc., which was later changed to Lakaro Biopharmaceuticals, Inc. in November 1999, and finally to Keryx Biopharmaceuticals, Inc. in January 2000). The Company commenced activities in November 1999, and since then has operated in one segment of operations, namely the development and commercialization of clinical compounds and core technologies for the life sciences. The Company has not generated any revenues from its planned principal operations and is dependent upon significant financing to fund the working capital necessary to execute its business plan. If the Company determines to seek additional funding, there can be no assurance that the Company will be able to obtain any such funding on terms that are acceptable to it, if at all.

Until November 1999, most of the Company’s activities were carried out by Partec Limited, an Israeli corporation formed in December 1996, and its subsidiaries SignalSite Inc. (85% owned) and its subsidiary, SignalSite Israel Ltd. (wholly owned), and Vectagen Inc. (87.25% owned) and its subsidiary, Vectagen Israel Ltd. (wholly owned) (hereinafter collectively referred to as “Partec”). In November 1999, the Company acquired substantially all of the assets and liabilities of Partec and, beginning as of that date, the activities formerly carried out by Partec were performed by the Company. At the date of the acquisition, Keryx and Partec were entities under common control (the controlling interest owned approximately 79.7% of Keryx and approximately 76% of Partec) and accordingly, the assets and liabilities were recorded at their historical cost basis by means of an “ as if” pooling with Partec being presented as a predecessor company. Consequently, these financial statements include the activities performed in previous periods by Partec by aggregating the relevant historical financial information with the financial statements of the Company as if they had formed a discrete operation under common management for the entire development stage.

The Company owns a 100% interest in each of Keryx (Israel) Ltd., organized in Israel, Keryx Biomedical Technologies Ltd., organized in Israel, K.B.I. Biopharmaceuticals Ltd., organized in Israel, and Keryx Securities Corp., a U.S. corporation incorporated in the Commonwealth of Massachusetts. In 2003, Keryx Securities Corp. was closed, and as of December 31, 2003, the Company’s three subsidiaries in Israel ceased operations and are in the process of being closed down. Substantially all of the Company’s biopharmaceutical development and administrative activities during 2003 were conducted in the United States of America.

In August of 2002 and March of 2003, the Company initiated corporate restructurings that have resulted in the reduction of staff and a re-focusing of efforts on the development of its lead compound, KRX-101, which has completed a Phase II trial conducted in Europe, and on the acquisition of additional late stage clinical compounds. For further details, see “Note 11 – Restructuring.”

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ from those estimates. Such differences could be material to the financial statements.

The Company believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are regularly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found its application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Israeli subsidiaries have been prepared using the U.S. dollar as the functional currency. Transactions in foreign currency (primarily in New Israeli Shekels – “NIS”) are recorded at the representative exchange rate as of the transaction date, except for activities relating to balance sheet items, which are recorded at the appropriate exchange rate of the corresponding balance sheet item. Monetary assets and liabilities in foreign currency are stated on the basis of the representative rate of exchange at the balance sheet date. Non-monetary assets and liabilities in foreign currency are stated at historical exchange rates. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as they arise.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVESTMENT SECURITIES

Investment securities at December 31, 2003 and 2002 consist of short-term government and corporate debt securities. The Company classifies its short-term debt securities as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

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

NOTE AND ACCRUED INTEREST RECEIVABLE

Note and accrued interest receivable are recorded at contractual value plus accrued interest. Note and accrued interest receivable relates to a short-term promissory note purchased from ACCESS Oncology, a related party and, subsequently, a subsidiary of the Company. The promissory note has an annual interest rate of 10% and is payable, together with unpaid interest, on the earlier of (a) the closing of a merger transaction between the Company and ACCESS Oncology and (b) 30 days following the termination of the letter of intent. The merger was closed on February 5, 2004.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPOSITS IN RESPECT OF EMPLOYEE SEVERANCE OBLIGATIONS

In 2002, deposits in respect of employee severance obligations were recorded at their current redemption value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets at the following annual rates:

%

Office furniture and equipment	6-15
Laboratory equipment	20
Computers, software and related equipment	20-33

Leasehold improvements are amortized over the shorter of their useful life or the remaining term of the lease exclusive of renewal options.

INTANGIBLE ASSETS

The Company expenses patent costs as incurred. Historically, certain acquired patents have been recorded at cost and are being amortized over a four-year period. The Company continually evaluates whether events and circumstances warrant the recognition of a reduction of carrying amounts.

REVENUE RECOGNITION

Revenues accumulated during the development stage arose from provision of management services to a related company and were recognized ratably over the period for which the services were provided.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary and permanent differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If the likelihood of realizing the deferred tax assets or liability is less than “more likely than not,” a valuation allowance is then created.

STOCK - BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including FASB Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options for employees and directors. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” (“SFAS No. 123”) is applied to stock options and warrants granted to persons other than employees and directors. The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” (“SFAS No. 148”) for awards to its directors and employees.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Had the compensation expenses for stock options granted under the Company’s stock option plans been determined based on fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts below:

				Amounts accumulated during the development stage
	For the year ended December 31,

	2003	2002	2001

Net loss, as reported	$(9,108)	$(11,783)	$(9,806)	$(54,610)
Add: Stock-based compensation expense to employees and directors determined under the intrinsic value-based method, as included in reported net loss, net of related tax effects	80	104	335	9,040
Deduct: Stock-based compensation expense to employees and directors determined under fair value based method, net of related tax effects	(1,265)	(1,282)	(1,181)	(12,628)

Pro forma net loss	$(10,293)	$(12,961)	$(10,652)	$(58,198)
Basic and diluted loss per common share:
As reported	$(0.43)	$(0.59)	$(0.50)	$(3.89)
Pro forma	$(0.48)	$(0.65)	$(0.54)	$(4.15)

The value of these options has been estimated using the Black-Scholes model. The assumptions used in the calculation of the fair value for compensation expense during the year ended December 31, 2003 were a weighted average expected life of 2-5 years, an expected volatility rate of 94.98-76.56% and a risk-free interest rate of 1-3%. The assumptions used in the calculation of the fair value for compensation expense during the year ended December 31, 2002 were a weighted average expected life of 1-4 years, an expected volatility rate of 78.65-83.09% and a risk-free interest rate of 1.5%-3.5%. The assumptions used in the calculation of the fair value for compensation expense during the year ended December 31, 2001 were a weighted average expected life of 1-3 years, an expected volatility rate of 70%-98% and a risk-free interest rate of 2%-7%.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company adopted SFAS No. 144 from January 1, 2002, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This Statement requires that long-lived assets subject to amortization be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share does not reflect the effect of common shares to be issued upon exercise of stock options and warrants, as their inclusion would be anti-dilutive. The common stock equivalent of anti-dilutive securities not included in the computation of net loss per share amounts was 9,246,686 for the year ended December 31, 2003 (10,389,828 in 2002 and 5,730,897 in 2001).

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK

The Company does not have significant off-balance-sheet risk or credit risk concentrations. The Company maintains its cash and cash equivalents with multiple financial institutions and invests in investment-grade securities with maturities of less than twenty-four months.

RECENTLY ISSUED ACCOUNTING STANDARDS

Issued in January 2003 and revised in December 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN46R”) addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company will be required to apply FIN 46R as of the period ended March 31, 2004. For any VIEs that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company has determined that the adoption of FIN46R will not have a material impact on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Adoption of FIN 45 did not have an impact on the Company’s results of operations or financial position.

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

NOTE 2 – CASH AND CASH EQUIVALENTS (IN THOUSANDS)

	December 31,

	2003	2002

In US dollars:
Money market funds	$17,069	$12,104
Cash*	4,593	998

In Israeli currency	10	248

Total	$21,672	$13,350

* Of this amount, approximately $212 at December 31, 2002 is dedicated in connection with bank guarantees, as described in “Note 11 – Restructuring.”

NOTE 3 - INVESTMENT SECURITIES (IN THOUSANDS)

The following tables summarize the Company’s investment securities at December 31, 2003 and December 31, 2002 (regarding assumptions used for estimated fair value, see “Note 8 – Fair Value of Financial Instruments.”):

	December 31, 2003

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Short-term investments:
Obligations of domestic governmental agencies (mature between January and August 2004)	$5,535	$3	$(0)	$5,538

US corporate debt securities (mature between January and June 2004)	4,096	--	(3)	4,093

	$9,631	$3	$(3)	$9,631

	December 31, 2002

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Short-term investments:
US corporate debt securities (mature between January and June 2003)	$10,575	$5	$(3)	$10,577

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT (IN THOUSANDS)

	December 31,

	2003	2002

Cost:
Office furniture and equipment	$11	$332
Laboratory equipment	--	1,093
Computers, software and related equipment	63	355
Leasehold improvements	--	2,297

	74	4,077
Accumulated depreciation and amortization	(50)	(1,046)

Net book value	$24	$3,031

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT (IN THOUSANDS) (CONTINUED)

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was approximately $841, $893 and $228, respectively. For the years ended December 31, 2003, 2002 and 2001, depreciation expense of approximately $188, $605 and $41, respectively, was included in research and development expenses and approximately $653, $288 and $187, respectively, was included in general and administrative expenses. During 2003, as part of the Company’s decision to vacate the Jerusalem facility, the Company reevaluated and significantly shortened the useful life of the leasehold improvements associated with its administrative facilities, resulting in accelerated depreciation of approximately $561 for the year ended December 31, 2003. Following the accelerated depreciation, the leasehold improvements were completely written off in 2003.

As part of the 2003 restructuring, the Company recorded a non-cash impairment charge of $1,695 for the year ended December 31, 2003, of which $1,571 was included in research and development expenses and $124 was included in general and administrative expenses. In addition, during 2003, the Company completed the disposition of its fixed assets in Israel.

NOTE 5 - OTHER ASSETS (IN THOUSANDS)

	December 31,

	2003	2002

Patents and other intangible assets	$1,187	$1,157
Long-term deposits	--	12

	1,187	1,169
Impairment loss	(787)	--
Accumulated patent amortization	(180)	(81)

	$220	$1,088

Amortization expense for the years ended December 31, 2003, 2002 and 2001 was approximately $99, $59 and $22, respectively. As part of the 2003 restructuring, the Company recorded a non-cash impairment charge of $787 for the year ended December 31, 2003, all of which was included in research and development expenses. The Company expects amortization expense for the years ended December 31, 2004, 2005 and 2006 to be $88, $88 and $44, respectively.

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

For the years ended December 31, 2003 and 2002, employee severance obligations were $82 and $1,144, respectively. For the years ended December 31, 2003 and 2002, the current portion of $82 and $956, respectively, is included in current liabilities.

At December 31, 2003 and 2002, deposits in respect of employee severance obligations were $0 and $416, respectively.

The decrease in the Company’s liability in respect of employee severance obligations relates to the payment of severance associated with the Company’s 2003 restructuring and 2002 restructuring, as set forth in Note 11 below. The following table summarizes the activity with respect the Company’s liability in respect of employee severance obligations as associated with the Company’s 2003 and 2002 restructuring.

	Balance as of December 31, 2002	Additional accrual	Severance paid	Release of deposits	Balance as of December 31, 2003

Liability in respect of employee
severance obligations	$1,144	$35	$(681)	$(416)	$82

NOTE 7 - STOCKHOLDERS’ EQUITY (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

PREFERRED STOCK

The Board of Directors has the authority to issue, at any time, without further stockholder approval, up to 4,830,000 shares of “blank check” preferred stock, $0.001 par value per share, and to determine the price, rights, privileges, and preferences of those shares.

COMMON STOCK

On November 20, 2003, the Company completed a private placement of approximately 3.5 million shares of its common stock together with warrants for the purchase of an aggregate of 705,883 shares of its common stock at an exercise price of $6.00 per share. Total proceeds of this private placement were approximately $14.1 million, net of offering expenses of approximately $0.9 million. In addition, the Company issued to the placement agent a warrant to purchase 50,000 shares of its common stock at an exercise price of $6.00. In connection with the private placement, the Company filed a Registration Statement of Form S-3 (File No. 333-111133) on December 12, 2003, and as amended on December 19, 2003.

The Company completed its initial public offering of 4.6 million shares of its common stock at $10.00 per share pursuant to a Registration Statement on Form S-1 (File No. 333-37402), which was effective on July 28, 2000. Additionally, the underwriters exercised their over-allotment option and purchased an additional 600,000 shares of the Company’s common stock, at $10.00 per share, on August 30, 2000. Total proceeds of this offering, including the exercise of the over-allotment option, were approximately $46.3 million, net of underwriting fees and offering expenses of approximately $5.7 million.

The Company repurchased 9,800 shares of its common stock at an aggregate cost of approximately $12 and 46,300 shares of its common stock at an aggregate cost of approximately $77 during the years ended December 31, 2003 and 2002, respectively, pursuant to the stock repurchase program approved by the Company’s Board of Directors in November 2002. At December 31, 2003, the stock repurchase program ended.

During 2002, the Company issued a total of 48,491 unregistered shares of its common stock with a weighted average fair value at grant date of approximately $7.40 per share to third parties.

STOCK OPTION PLANS

The Company has in effect the following stock option plans. Options granted typically vest over a three-year period.

a.    The “1999 Stock Option Plan” adopted in November 1999, pursuant to which the Company’s board of directors could grant stock-based awards to directors, consultants and employees. The plan authorizes grants to purchase up to 4,230,000 shares of authorized but unissued common stock at a 1:1 ratio. The plan limits the term of each option, to a term of no more than twenty-five (25) years from the date of the grant, unless authorized by the board. The plan is administered by the board of directors or a committee appointed by the Board, which has the authority, in its discretion, to determine the terms and conditions of any option granted to a Company service provider, including the vesting schedule.

b.    The “2000 Stock Option Plan” adopted in June 2000, pursuant to which the compensation committee of the Company’s board of directors could grant stock-based awards to directors, consultants and employees. The 2000 plan authorizes grants to purchase up to 4,455,000 shares of authorized but unissued common stock at a 1:1 ratio. The plan limits the term of each option, to a term of no more than 10 years from the date of the grant, unless authorized by the board.

NOTE 7 - STOCKHOLDERS’ EQUITY (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (Continued)

c.    The “Non-Plan” adopted in February 2000, pursuant to which the Company’s board of directors granted options, which are not part of any plan, to non-employee directors of the Company to purchase up to 240,000 shares of authorized but unissued common stock at a 1:1 ratio. The options issued by the board of directors pursuant to the Non-Plan have a life of 10 years from the date of their grant.

d.    The “2002 CEO Incentive Stock Option Plan” adopted in December 2002, pursuant to which the Company’s board of directors granted an option to the newly-appointed Chief Executive Officer of the Company to purchase up to 2,002,657 shares of authorized but unissued common stock at a 1:1 ratio. The option has a term of no more than 10 years plus one day from the date of the grant, unless otherwise authorized by the Company’s board of directors. The option granted to the newly appointed Chief Executive Officer was part of a total grant of options issued pursuant to the 1999 Stock Option Plan, the 2000 Stock Option Plan and the 2002 CEO Incentive Stock Option Plan, to purchase a total of 4,050,000 shares of the Company’s common stock. Of these options, one-third (or 1,350,000) vest over a three-year period and two-thirds (or 2,700,000) vest upon the earlier of the achievement of certain performance-based milestones or December 23, 2012. In addition, in the event of a merger, acquisition or other change of control or in the event that the Company terminates the Chief Executive Officer’s employment, either without cause or as a result of his death or disability, or he terminates his employment for good reason, the exercisability of any of the options described in this paragraph that are unexercisable at the time of such event or termination shall accelerate and the time period during which he shall be allowed to exercise such options shall be extended to the shorter of two years from the date of the termination of his employment or December 24, 2012. Additionally, the Company’s board of directors shall have the discretion to accelerate all or a portion of these options at any time.

The following table summarizes stock options authorized by the Company as of December 31, 2003.

Stock options	Exercise price per share	Authorized	Outstanding	Exercised	Exercisable	Available for grant

1999 Stock Option Plan	$0.10 - $ 1.30	4,230,000	2,456,768	1,728,232	2,109,425	--
2000 Stock Option Plan	$1.07 - $19.00	4,455,000	3,349,884	17,544	1,205,805	1,087,572
2002 CEO Incentive Stock Option Plan	$ 1.30	2,002,657	2,002,657	--	--	--
Non-Plan	$ 0.33	240,000	195,000	22,500	195,000	22,500

Totals		10,927,657	8,004,309	1,768,276	3,510,230	1,110,072

A summary of the status of the Company’s stock options as of December 31, 2003, 2002, 2001, and changes during the years then ended is presented in the tables below.

		Outstanding stock options

	Shares available	Number of shares	Weighted-Average exercise price

Balance, December 31, 2000	4,386,268	4,538,732	$0.73
Granted	(996,696)	996,696	$6.26
Exercised	--	(176,000)	$0.13
Canceled	173,332	(173,332)	$2.14

Balance, December 31, 2001	3,562,904	5,186,096	$1.76
Authorized	2,002,657
Granted	(4,398,884)	4,398,884	$1.40
Exercised	--	(18,000)	$0.10
Canceled	221,953	(221,953)	$5.15

Balance, December 31, 2002	1,388,630	9,345,027	$1.51
Other	(45,000)
Authorized	--	--	--
Granted	(1,005,000)	1,005,000	$1.35
Exercised	--	(1,574,276)	$0.12
Canceled	771,442	(771,442)	$5.10

Balance, December 31, 2003	1,110,072	8,004,309	$1.42

Exercisable at December 31, 2001		4,090,983	$0.53

Exercisable at December 31, 2002		4,466,612	$1.12

Exercisable at December 31, 2003		3,510,230	$1.54

	For the year ended December 31,

	2003	2002		2001

Weighted-average fair value of options granted during the period at an exercise price equal to market price at issue date	$0.83	$1.02		$3.09

Weighted-average exercise price of options granted during the period at an exercise price equal to market price at issue date	$1.35	$1.38		$6.26

Weighted-average fair value of options granted during the period at an exercise price greater than market price at issue date	$2.46	$1.48	$	NA

Weighted-average exercise price of options granted during the period at an exercise price greater than market price at issue date	$1.38	$1.97	$	NA

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Number exercisable	Weighted-average exercise price

$ 0.10	2,109,425	12.6	$0.10	2,109,425	$0.10
$ 0.11 - $ 0.50	195,000	6.0	$0.33	195,000	$0.33
$ 0.51 - $ 3.00	5,042,714	8.0	$1.31	574,166	$1.38
$ 3.01 - $ 5.75	410,670	6.6	$5.17	399,514	$5.17
$ 5.76 - $ 10.00	179,500	6.5	$8.92	165,125	$9.08
$ 10.01 - $ 19.00	67,000	6.4	$11.82	67,000	$11.82

	8,004,309			3,510,230

At December 31, 2003, 1,553,169 options issued to directors and employees and 215,107 options issued to consultants have been exercised. The terms of the outstanding options at December 31, 2003 are as follows:

TO DIRECTORS AND EMPLOYEES

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable	Weighted- average exercise price

$ 0.10	1,489,342	12.6	$0.10	1,489,342	$0.10
$ 0.11 - $ 0.50	75,000	6.0	$0.33	75,000	$0.33
$ 0.51 - $ 3.00	4,943,642	8.0	$1.31	536,142	$1.38
$ 3.01 - $ 5.75	340,706	7.0	$5.21	336,038	$5.21
$ 5.76 - $ 10.00	130,000	6.3	$9.29	130,000	$9.29
$ 10.01 - $ 19.00	67,000	6.4	$11.82	67,000	$11.82

	7,045,690			2,633,522

As of December 31, 2003, 2,900,000 options issued to directors and employees are milestone-based.

TO CONSULTANTS

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted- average remaining contractual life (years)	Weighed- average exercise price	Number exercisable	Weighted- average exercise price

$ 0.10	620,083	12.6	$0.10	620,083	$0.10
$ 0.11 - $ 0.50	120,000	6.0	$0.33	120,000	$0.33
$ 0.51 - $ 3.00	104,072	7.3	$1.49	38,024	$1.40
$ 3.01 - $ 5.75	69,964	4.2	$4.98	63,476	$4.95
$ 5.76 - $ 10.00	44,500	6.9	$8.13	35,125	$8.34
$ 10.01 - $ 19.00	--	--	$--	--	$--

	958,619			876,708

As of December 31, 2003, 35,000 options issued to consultants are milestone-based.

The Company applies APB Opinion No. 25 in accounting for its options granted to directors and employees. For the years ended December 31, 2003, 2002 and 2001, the Company has recorded non-cash compensation expense of $65, $105 and $335, respectively. No stock-based employee compensation cost is reflected in net loss for the year, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company applies EITF 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” in accounting for its options granted to consultants. For the years ended December 31, 2003, 2002 and 2001, the Company recorded non-cash compensation expense of $163, a credit of $132 and a credit of $316, respectively. Unvested options are revalued at every reporting period and amortized over the vesting period in order to determine the compensation expense. The value of these options has been estimated using the Black-Scholes model under the assumptions stated above.

WARRANTS

A summary of the status of the Company’s warrants issued as of December 31, 2003, 2002, 2001, and changes during the years then ended is presented in the tables below.

	Warrants	Weighted- average exercise price

Balance, December 31, 2000	685,418	$0.33
Issued	--	$--
Exercised	(137,918)	$0.0067
Canceled	(2,699)	$0.0067

Balance, December 31, 2001	544,801	$0.42
Issued	500,000	$6.19
Exercised	--	$--
Canceled	--	$--

Balance, December 31, 2002	1,044,801	$3.18
Issued	755,883	$6.00
Exercised	--	$--
Canceled	(558,307)	$5.75

Balance, December 31, 2003	1,242,377	$3.74

	For the year ended December 31,

	2003	2002	2001

Weighted-average fair value of warrants granted during the period at an exercise price equal to market price at issue date	NA	$2.33	$--

Weighted-average exercise price of warrants granted during the period at an exercise price equal to market price at issue date	NA	$6.19	$--

Weighted-average fair value of warrants granted during the period at an exercise price greater than market price at issue date	$3.45	NA	NA

Weighted-average exercise price of warrants granted during the period at an exercise price greater than market price at issue date	$6.00	NA	NA

As of December 31, 2003, 247,422 warrants have been exercised and 2,699 warrants have been cancelled as part of cashless exercises. The terms of outstanding warrants as of December 31, 2003 are as follows:

	Warrants Outstanding			Warrants Exercisable

		Weighted-
		average	Weighted-		Weighted-
		remaining	average		average
Range of	Number	contractual	exercisable	Number	exercise
exercise prices	outstanding	life (years)	price	exercisable	price

$ 0.0067 - $ 0.10	447,564	6.0	$0.01	72,564	$0.01
$ 0.11 - $ 0.50	--	--	$--	--	$--
$ 0.51 - $ 3.00	38,930	2.0	$1.94	38,930	$1.94
$ 3.01 - $ 5.75	--	--	$--	--	$--
$ 5.76 - $10.00	755,883	5.0	$6.00	755,883	$6.00
$10.01 - $19.00	--	--	$--	--	$--

	1,242,377	5.3	$3.71	867,377	$5.32

As of December 31, 2003, 375,000 warrants issued to licensors are milestone-based.

As part of the private placement completed on November 20, 2003, the Company issued warrants for the purchase of an aggregate of 705,883 shares of its common stock at an exercise price of $6.00. In addition, the Company issued to the placement agent in the transaction a warrant to purchase up to 50,000 shares of its common stock at an exercise price of $6.00. At the time of grant, the fair market value of each warrant was $3.46 per share. If at any time after one year from November 20, 2003, the issuance date of the warrants, there is no effective registration statement registering the resale of the warrant shares by the selling stockholders, the warrants shall be exercisable by means of a “cashless exercise.” The warrants have a term of exercise of five years.

The Company applies EITF 96-18 in accounting for its warrants granted to non-employees and non-directors. For the years ended December 31, 2003, 2002 and 2001, the Company recorded non-cash compensation expense of a credit of $527, a credit of $1,358 and $103, respectively. Unvested warrants are revalued at every reporting period and amortized over the vesting period in order to determine the compensation expense.

The value of these warrants has been estimated using the Black-Scholes model. The assumptions used in the calculation of the fair value for compensation expense during the year ended December 31, 2003 were a weighted average expected life of 5 years, an expected volatility rate of 84.80% and a risk-free interest rate of 3.2%. The assumptions used in the calculation of the fair value for compensation expense during the year ended December 31, 2002 were a weighted average expected life of 0-3 years, an expected volatility rate of 78.65-83.09% and a risk-free interest rate of 1.5%-3.5%. The assumptions used in the calculation of the fair value for compensation expense during the year ended December 31, 2001 were a weighted average expected life of 0-3 years, an expected volatility rate of 78.85% and a risk-free interest rate of 2%.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at December 31, 2003 and 2002 consisted of cash and cash equivalents, investment securities, note and accrued interest receivable, accrued interest receivable, other receivables, deposits in respect of employee severance obligations, accounts payable, and liability in respect of employee severance obligations. The carrying amounts of all financial instruments other than investment securities approximates their fair value for all years presented. The difference between the carrying value and fair value of investment securities held-to-maturity is set forth in Note 3 above.

The following methods and assumptions were used to estimate fair value of each class of financial instruments:

Cash and cash equivalents, note and accrued interest receivable, accrued interest receivable, other receivables, deposits in respect of employee severance obligations, accounts payable: the carrying amounts approximate fair value because of the relatively short maturity of these instruments.

Investment securities: the fair values of debt securities (held-to-maturity) are based on quoted market prices for these investments at the reporting date.

Liability in respect of employee severance obligations: the carrying amount reflects the approximate fair value inclusive of future salary adjustments.

NOTE 9 - TAXES ON INCOME (IN THOUSANDS, UNLESS OTHERWISE NOTED)

At December 31, 2003, for U.S. income tax purposes, the Company had approximately $29.4 million of net operating loss carryforwards from November 1999 through December 31, 2003. Such net operating loss carryforwards begin expiring in 2019. Deferred tax assets of Partec were lost upon assumption of operations by Keryx (see “Note 1 – Organization and Summary of Significant Accounting Policies.”).

Because of the Company’s lack of earnings history, the U.S. deferred tax assets have been fully offset by a valuation allowance. Deferred tax assets and liabilities in the financial statements for the comparative period relate to its wholly owned Israeli subsidiaries, which have taxable income that is eliminated upon consolidation. These subsidiaries had generated taxable income in respect of services provided within the group, and therefore the Company believed in the past that the deferred tax assets relating to the Israeli subsidiaries would be realized. With the cessation of operating activities in Israel during 2003 and the resulting absence of taxable income from the Israeli subsidiaries, the deferred tax asset was written off. The valuation allowance for deferred tax assets was $19.8 million as of December 31, 2003.

In September 2001, one of the Company’s Israeli subsidiaries received the status of an “Approved Enterprise” which grants certain tax benefits in Israel in accordance with the “Law for the Encouragement of Capital Investments, 1959.” In June 2002, the subsidiary received formal temporary notification that it had met the requirements for implementation of the benefits under this program.

Because of this “Approved Enterprise” status, income arising from the subsidiary’s approved activities is subject to zero tax under the “Alternative Benefit Method” for a period of 10 years. In the event of distribution by the subsidiary of a cash dividend out of retained earnings which were tax exempt due to the Approved Enterprise status, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax (to be withheld at source) on the amounts of such distribution received. Should the subsidiary derive income from sources other than the Approved Enterprise during the relevant period of benefits, such income will be taxable at the tax rate in effect at that time (currently 36%).

Under its Approved Enterprise status, the subsidiary must maintain certain conditions and submit periodic reports. Failure to comply with the conditions of the Approved Enterprise status could cause the subsidiary to lose previously accumulated tax benefits. Through December 31, 2003, the Company’s subsidiary has received tax benefits in the form of exemptions of approximately $744. As a result of the restructuring implemented in 2002, the staff and activity of this subsidiary were materially reduced. As part of the restructuring implemented during 2003, as described in “Note 11 – Restructuring,” the Company closed down its Jerusalem laboratory facility. In October 2003, the subsidiary received a letter from the Israeli Ministry of Industry and Trade that its Approved Enterprise status was cancelled as of July 2003 and that past benefits would not need to be repaid. The Israeli tax authorities have yet to confirm this position. However, the Company believes that, based on the letter received from the Ministry of Industry and Trade, it is unlikely the past benefits will need to be repaid, and therefore, the Company has not recorded any charge with respect to this potential liability.

NOTE 9 -- TAXES ON INCOME (IN THOUSANDS, UNLESS OTHERWISE NOTED) (CONTINUED)

The tax expense reported in the consolidated financial statements relates to the subsidiaries in Israel. Income tax expense attributable to income from continuing operations was $(27), $51 and $197 for the years ended December 31, 2003, 2002 and 2001, respectively, and differed from amounts computed by applying the US federal income tax rate of 35% to pretax loss.

	For the year ended December 31,

	2003	2002	2001

Losses before taxes on income, as reported in the consolidated statements of operations	$(9,135)	$(11,732)	$(9,609)

Computed “expected” tax benefit	$(3,197)	$(4,106)	$(3,363)

Increase (decrease) in income taxes resulting from:

Expected benefit from state & local taxes	(868)	(1,115)	(913)

Change in state and local effective tax rate	1,601	--	--

Change in the balance of the valuation allowance for deferred tax assets allocated to income tax expense	1,535	5,960	4,429

Permanent differences	1	(107)	(70)

Effect of foreign operations	901	(581)	114

	$(27)	$51	$197

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows:

	For the year ended December 31,

	2003	2002	2001

Deferred tax benefit	$(1,433)	$(5,947)	$(4,544)

Increase in the valuation allowance for deferred tax assets	1,535	5,960	4,429

	$102	$13	$(115)

NOTE 9 - TAXES ON INCOME (IN THOUSANDS, UNLESS OTHERWISE NOTED) (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below.

	December 31,

	2003	2002

Deferred tax assets/(liabilities):

Net operating loss	$12,083	$4,655

Non-cash compensation	4,250	5,341

Research and development	3,128	8,270

Depreciation and amortization	372	(5)

Foreign timing differences (primarily relating to compensation)	--	102

Other temporary differences	7	45

Net deferred tax asset, excluding valuation allowance	19,840	18,408

Less valuation allowance	(19,840)	(18,306)

Net deferred tax assets	$--	$102

NOTE 10 - COMMITMENTS AND CONTINGENCIES (IN THOUSANDS, UNLESS OTHERWISE NOTED)

LICENSE AGREEMENTS

The Company entered into a license agreement with Alfa Wassermann S.p.A., which grants it the exclusive rights to KRX-101 for the treatment of various conditions, including, but not limited to, diabetic nephropathy, diabetic retinopathy and diabetic neuropathy in the United States, Canada, Japan, Australia, New Zealand, South Africa and Israel, and entitles Alfa Wassermann to ongoing royalties and fixed milestone payments. The license also requires Alfa Wassermann to pay the Company a royalty to the extent that Alfa Wasserman or its sub-licensees receive revenues from products that incorporate information or know-how developed by the Company and commits Alfa Wassermann to participate in the costs incurred by the Company in the development of data or intellectual property that Alfa Wasserman decides to utilize. Unless terminated for reason of breach or other customary termination provisions, the license terminates upon the later of the expiration of all underlying patent rights or 10 years from the first commercial sale of KRX-101 by the Company. In addition, the Company has authorization from Alfa Wassermann to negotiate European and other territorial rights for KRX-101 on its behalf.

Pursuant to a license with Opocrin, S.p.A., a private drug manufacturer, the Company has a non-exclusive worldwide license to the manufacturing process of KRX-101 (Sulodexide) for a period of twelve years from the date of the first commercial sale of the product. Notwithstanding this right, Opocrin shall have the right to terminate the agreement on 60 days’ notice in the event that the Company has not submitted an NDA to the FDA by December 31, 2007.

As of December 31, 2003, the Company has undertaken to make milestone payments to its licensors, contingent upon attaining certain goals, of up to approximately $3.5 million. In certain cases, such payments will reduce any royalties to be paid on sales of related products. In the event that the milestones are not achieved, the Company remains obligated to pay one licensor $50 annually thereafter until the licenses expire. As of December 31, 2003, the Company has recorded a total of $600 in license and milestone payments in regard to these license agreements.

NOTE 10 - COMMITMENTS AND CONTINGINCIES (IN THOUSANDS, UNLESS OTHERWISE NOTED) (CONTINUED)

RESEARCH & DEVELOPMENT AGREEMENTS

The Company has entered into various research & development agreements under which it is obligated to make payments of approximately $1,645 through December 2005.

LEASES

The Company leases its office space under lease agreements that expire through 2004. Pursuant to a rent sharing agreement with ACCESS Oncology, the Company gained access to space and services at its New York headquarters. This agreement is renewable on an annual basis. The Company expects to incur approximately $205 in expenses in 2004 pursuant to this agreement, and is subject to renegotiation. Moreover, as this agreement is considered a related party transaction, it has been reviewed by the Company’s board of directors and approved by a majority of the Company’s disinterested directors.

Total rental expense is approximately $614, $511 and $567 for the years ended December 31, 2003, 2002, and 2001, respectively.

Future minimum lease commitments as of December 31, 2003 are approximately $211 through December 31, 2004.

NOTE 11 - RESTRUCTURING (IN THOUSANDS, UNLESS OTHERWISE NOTED)

2003 Restructuring

In 2003, the Company implemented a strategic reorganization, which the Company sometimes refers to as the “2003 restructuring.” The 2003 restructuring was designed to cease early-stage research and development activities and to further decrease the administrative activities in the Jerusalem facility.

During 2003, the Company gave notice of termination to 12 of its employees in the Jerusalem facility and to one person in its former Cambridge, Massachusetts office. In addition, two employees in the former Cambridge office and two employees in the Jerusalem facility are no longer employed by the Company. The 2003 restructuring was completed as of December 31, 2003.

As part of the 2003 restructuring, the Company reevaluated its long-lived assets in accordance with SFAS No. 144 and recorded a non-cash impairment charge of approximately $2,482 for the year ended December 31, 2003, of which approximately $2,358 was included in research and development expenses and approximately $124 was included in general and administrative expenses. The impairment charge included a write-off of approximately $1,695 in fixed assets and approximately $787 in intangible assets. In addition, during 2003, the Company completed the disposition of its fixed assets in Israel.

In addition, with the Company’s decision to vacate the Jerusalem facility, the Company reevaluated and significantly shortened the useful life of the leasehold improvements associated with its administrative facilities, resulting in accelerated depreciation of approximately $561 for the year ended December 31, 2003. Following the accelerated depreciation, the leasehold improvements were completely written off in 2003. In addition, upon vacating the facility in Jerusalem, the landlord of that facility claimed a bank guarantee in the amount of approximately $222 that was previously provided as security in connection with the lease agreement.

The 2003 restructuring included a 17-person reduction in the Company’s work force. As of December 31, 2003, all 17 individuals are no longer employed by the Company, of which 11 were research personnel and six were administrative personnel. Of the 17 departing employees, the Company retained four as consultants.

Through December 31, 2003, with respect to the 2003 restructuring, the Company had total accumulated expenses of approximately $216 for severance benefits, almost all of which had been previously expensed in prior years, in both research and development expenses and general and administrative expenses, as part of the Company’s ongoing accrual for employee severance benefits throughout the employment term in accordance with Israeli law.

NOTE 11 - RESTRUCTURING (IN THOUSANDS, UNLESS OTHERWISE NOTED) (CONTINUED)

As of December 31, 2003, approximately $216 of severance benefits have been paid, and there is no additional liability accrued on the balance sheet. See Note 6 -- Liability in Respect of Employee Severance Obligations.

2002 Restructuring

In 2002, the Company implemented a strategic reorganization, which the Company sometimes refers to as the “2002 restructuring.” The 2002 restructuring was designed to substantially reduce early stage research expenditures. The 2002 restructuring included a 46 person, or 70%, reduction in the Company’s work force, including senior management, administrative staff, and research personnel involved in early stage projects.

Through December 31, 2003, the Company had total accumulated expenses of approximately $1,121 for severance benefits for employees terminated under the 2002 restructuring, almost all of which had been previously expensed in prior years. As part of the restructuring, the Company took a charge in 2002 of approximately $228, relating to severance not accrued as part of its ongoing accrual made for employee severance benefits throughout the employment term in accordance with Israeli law, approximately $79 of which was included in research and development expenses and approximately $149 of which was included in general and administrative expenses.

As of December 31, 2003, all 46 employees have left the Company under the 2002 restructuring and approximately $1,039 of severance benefits have been paid, of which approximately $158 was paid in 2002 and the balance was paid in 2003.

As of December 31, 2003, approximately $82 in severance obligations related to the 2002 restructuring is included in accrued compensation and related liabilities. Most of this amount will be paid in the first quarter of 2004. See Note 6 -- Liability in Respect of Employee Severance Obligations.

The following table summarizes restructuring expenses that were incurred by the Company in 2003 and 2002 that were not part of the Company’s ongoing accrual for employee severance benefits made throughout the employment term in accordance with Israeli law.

	2003	2002

Research and development
Impairment charge	$2,358	$--
Realization of bank guarantee in connection with lease agreement	144	--
Severance charge	4	79

Total research and development	$2,506	$79

General and administrative
Impairment charge	124	--
Realization of bank guarantee in connection with lease agreement	78	--
Severance charge	--	149
Accelerated depreciation	561	--

Total general and administrative	$763	$149

Total	$3,269	$228

NOTE 12 - SUBSEQUENT EVENTS (IN THOUSANDS, UNLESS OTHERWISE NOTED) (UNAUDITED)

In January 2004, the Company announced that it had entered into an agreement to acquire ACCESS Oncology, a privately-held cancer-focused biotechnology company. In February 2004, the Company announced the closing of this acquisition. The acquired drug portfolio includes three clinical-stage compounds, to be designated as KRX-0401, KRX-0402 and KRX-0403. KRX-0401 (Perifosine) is a novel, first-in-class, oral Akt-inhibitor that has demonstrated preliminary single agent anti-tumor activity in Phase I studies and is currently in nine Phase II single agent clinical trials in six tumor types, being conducted by the National Cancer Institute (“NCI”), a department of the National Institutes of Health (“NIH”), under a Cooperative Research and Development Agreement

NOTE 12 - SUBSEQUENT EVENTS (IN THOUSANDS, UNLESS OTHERWISE NOTED) (UNAUDITED) (CONTINUED)

(“CRADA”) arrangement. The acquired cancer portfolio also includes KRX-0402, an inhibitor of DNA repair, which is also being studied by the NCI under a CRADA arrangement in multiple clinical trials. In addition, the portfolio includes KRX-0403, which is a novel spindle poison in the same general class as Navelbine®, Taxol® and Taxotere®. KRX-0403 has completed a Phase I study. Following the acquisition, the Company has undertaken to make additional milestone payments to ACCESS Oncology’s licensors, contingent upon attaining certain goals, of up to approximately $38.4 million, of which $26.5 million are due upon or following approval of the drugs, additional research and development obligations of approximately $125 per year through the life of the KRX-0402 CRADA, and additional operating lease obligations of approximately $21, $228 and $95 in 2004, 2005 and 2006, respectively.

In February 2004, the Company announced that it had completed a private placement transaction raising approximately $32 million in gross proceeds through the sale of 3.2 million shares of its common stock to institutional investors at $10.00 per share. In March 2004, the Company filed a Registration Statement on Form S-3 (File No. 333-113654) with the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: March 30, 2004	By:	/s/ MICHAEL S. WEISS
Michael S. Weiss Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Michael S. Weiss and Ron Bentsur, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this registration statement, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of his substitutes, may lawfully do or cau se to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 30, 2004, and in the capacities indicated:

Signatures	Title

/s/ Michael S. Weiss Michael S. Weiss	Chairman and Chief Executive Officer (principal executive officer)

/s/ Ron Bentsur Ron Bentsur	Vice President Finance and Investor Relations (principal financial and accounting officer)

/s/ Malcolm Hoenlein Malcolm Hoenlein	Director

/s/ Peter Morgan Kash Peter Morgan Kash	Vice Chairman and Director

/s/ Lawrence Jay Kessel, M.D Lawrence Jay Kessel, M.D.	Director

/s/ Peter Salomon, M.D. Peter Salomon, M.D.	Director

/s/ Lindsay A. Rosenwald, M.D. Lindsay A. Rosenwald, M.D.	Director

/s/ I. Craig Henderson, M.D. I. Craig Henderson, M.D.	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger by and among Keryx Biopharmaceuticals, Inc., AXO Acquisition Corp., and ACCESS Oncology, Inc. dated as of January 7, 2004, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 8, 2004 (File No. 000-30929), and incorporated herein by reference.

2.2
First Amendment to the Agreement and Plan of Merger by and among Keryx Biopharmaceuticals, Inc., AXO Acquisition Corp., and ACCESS Oncology, Inc. dated as of February 5, 2004, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated February 5, 2004 (File No. 000-30929), and incorporated herein by reference.

3.1
Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.1 to the Registrant’s First Amendment to the Registration Statement on Form S-3 filed on December 19, 2003 (File No. 333-111143), and incorporated herein by reference.

3.2
Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 26, 2002 (File No. 000-30929), and incorporated herein by reference.

4.1
Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registrant’s First Amendment to the Registration Statement on Form S-1 filed on June 30, 2000 (File No. 333-37402), and incorporated herein by reference.

4.2
Warrant No. 5 for the Purchase of Shares of Common Stock between Yissum Research and Development Company of the Hebrew University of Jerusalem and Keryx Biopharmaceuticals, Inc., dated December 12, 2001, filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 000-30929), and incorporated herein by reference.

4.3
Warrant No. 6 for the Purchase of Shares of Common Stock between Yissum Research and Development Company of the Hebrew University of Jerusalem and Keryx Biopharmaceuticals, Inc., dated December 12, 2001, filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 000-30929), and incorporated herein by reference.

4.4
Warrant No. 7 for the Purchase of Shares of Common Stock between Children’s Medical Center Corporation and Keryx Biopharmaceuticals, Inc., dated March 3, 2003, filed as Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 000-30929), and incorporated herein by reference.

4.5
Warrant No. 8 for the Purchase of Shares of Common Stock between Children’s Medical Center Corporation and Keryx Biopharmaceuticals, Inc., dated March 3, 2003, filed as Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 000-30929), and incorporated herein by reference.

4.6
Warrant No. 9 for the Purchase of Shares of Common Stock between Shmuel Ben Sasson and Keryx Biopharmaceuticals, Inc., dated March 3, 2003, filed as Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 000-30929), and incorporated herein by reference.

4.7
Warrant No. 10 for the Purchase of Shares of Common Stock between Shmuel Ben Sasson and Keryx Biopharmaceuticals, Inc., dated March 3, 2003, filed as Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 000-30929), and incorporated herein by reference.

4.8
Form of Warrant for the Purchase of Shares of Common Stock between certain holders of Series A Preferred Stock and Keryx Biopharmaceuticals, Inc., dated as of December 14, 1999, filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1 filed on May 19, 2000 (File No. 333-37402), and incorporated herein by reference.

10.1†
Severance Agreement between Morris Laster, M.D. and Keryx Biopharmaceuticals, Inc., dated February 27, 2003, filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 000-30929), and incorporated herein by reference.

10.2†
Severance Agreement between Benjamin Corn, M.D. and Keryx Biopharmaceuticals Inc., dated February 23, 2003, filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 333-37402), and incorporated herein by reference.

10.3†
Agreement between Ira Weinstein and Keryx Biopharmaceuticals, Inc., dated August 15, 2002, concerning a reduction in compensation, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 12, 2002 (File No. 000-30929), and incorporated herein by reference.

10.4!
Exclusive License Agreement between the Children’s Medical Center Corporation and Keryx Biopharmaceuticals, Inc., dated as of November 18, 1999, filed as Exhibit 10.6 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on July 24, 2000 (File No. 333-37402), and incorporated herein by reference.

10.5!
License Agreement between Alfa Wassermann S.p.A. and Partec Ltd., dated as of November 12, 1998, filed as Exhibit 10.7 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on July 24, 2000 (File No. 333-37402), and incorporated by reference.

10.6!
License Agreement between Opocrin S.p.A. and Keryx Biopharmaceuticals, Inc., dated September 25, 2002, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 12, 2002 (File No. 000-30929), and incorporated herein by reference.

10.7
Form of KRX-101 Scientific Advisory Board Agreement, filed as Exhibit 10.20 to the Registrant’s First Amendment to the Registration Statement on Form S-1 filed on June 30, 2000 (File No. 333-37402), and incorporated herein be reference.

10.8†
Employment Agreement between Keryx Biopharmaceuticals, Inc. and Ira Weinstein, dated as of November 19, 1999, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed March 30, 2001 (File No. 000-30929), and incorporated herein by reference.

10.9†
Employment Agreement between Keryx (Israel) Ltd. and Ira Weinstein, dated as of November 19, 1999, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-30929), and incorporated herein by reference.

10.10†
Employment Agreement between Keryx Biopharmaceuticals, Inc. and Bob Trachtenberg, dated as of November 19, 1999, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-30929), and incorporated herein by reference.

10.11†
Employment Agreement between Keryx (Israel) Ltd. and Bob Trachtenberg, dated as of November 19, 1999, filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-30929), and incorporated herein by reference.

10.12
Lease Agreement between RMPA Nechasim, Ltd. and Keryx (Israel) Ltd., dated as of December 21, 2000, filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-30929), and incorporated herein by reference.

10.13
Amendment, dated as of March 25, 2003, to the Exclusive License Agreement between the Children’s Medical Center Corporation and Keryx Biopharmaceuticals, Inc., dated as of November 18, 1999, filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (File No. 000-30929), and incorporated herein by reference.

10.14†
Employment Agreement between Barry Cohen and Keryx Biopharmaceuticals, Inc., dated as of September 6, 2001, filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 26, 2002 (File No. 000-30929), and incorporated herein by reference.

10.15†
Employment Agreement between Thomas J. Humphries, M.D. and Keryx Biopharmaceuticals, Inc., dated as of November 27, 2001, filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 26, 2002 (File No. 000-30929), and incorporated herein by reference.

10.16
Sub-lease Agreement between Keryx Biopharmaceuticals, Inc. and Zero Stage Capital, Inc., dated June 20, 2001, filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 26, 2002 (File No. 000-30929), and incorporated herein by reference.

10.17†
Agreement between Bob Trachtenberg and Keryx Biopharmaceuticals, Inc., dated August 15, 2002, concerning a reduction in compensation, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 12, 2002 (File No. 000-30929), and incorporated herein by reference.

10.18†
Agreement between Thomas J. Humphries, M.D. and Keryx Biopharmaceuticals, Inc., dated August 15, 2002, concerning a reduction in compensation, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 12, 2002 (File No. 000-30929), and incorporated herein by reference.

10.19†
Agreement between Barry Cohen and Keryx Biopharmaceuticals, Inc., dated August 15, 2002, concerning a reduction in compensation, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 12, 2002 (File No. 000-30929), and incorporated herein by reference.

10.20†
Employment Agreement between Ron Bentsur and Keryx Biopharmaceuticals, Inc., dated as of June 23, 2003, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003 (File No. 000-30929), and incorporated herein by reference.

10.21
Securities Purchase Agreement dated November 12, 2003 among Keryx Biopharmaceuticals, Inc. and the Purchasers identified on the signature pages thereof, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on December 12, 2003 (File No. 333-111143), and incorporated herein by reference.

10.22
Registration Rights Agreement dated November 17, 2003 among Keryx Biopharmaceuticals, Inc. and the Purchasers identified on the signature pages thereof, filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-3 filed on December 12, 2003 (File No. 333-111143), and incorporated herein by reference.

10.23
Form of Common Stock Purchase Warrant dated November 20, 2003, issued to the purchasers under the Securities Purchase Agreement, filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-3 filed on December 12, 2003 (File No. 333-111143), and incorporated herein by reference.

10.24
Form of Common Stock Purchase Warrant dated November 20, 2003, issued to Rodman & Renshaw, Inc., filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3 filed on December 12, 2003 (File No. 333-111143), and incorporated herein by reference.

10.25†
Employment Agreement between Keryx Biopharmaceuticals, Inc. and Michael S. Weiss dated as of December 23, 2002, filed as Exhibit 10.1 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 000-30929), and incorporated herein by reference.

10.26†
1999 Stock Option Plan, as amended, filed as Exhibit 10.2 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 000-30929) and incorporated herein by reference.

10.27†
2000 Stock Option Plan, as amended, filed as Exhibit 10.3 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 000-30929) and incorporated herein by reference.

10.28†
2002 CEO Incentive Stock Option Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 000-30929) and incorporated herein by reference.

10.29
Securities Purchase Agreement dated February 12, 2004 among Keryx Biopharmaceuticals, Inc. and the Purchasers identified on the signature pages thereof, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on March 16, 2004 (File No. 333-113654), and incorporated herein by reference

10.30
Registration Rights Agreement dated February 17, 2004 among Keryx Biopharmaceuticals, Inc. and the Purchasers identified on the signature pages thereof, filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-3 filed on March 16, 2004 (File No. 333-113654), and incorporated herein by reference.

10.31†	Employment Agreement with I. Craig Henderson, M.D., dated January 1, 2001.

10.32	Sub-license Agreement dated October 13, 2000 between Procept, Inc. and AOI Pharmaceuticals, Inc.

10.33	Amendment to Sub-license agreement dated February 28, 2002 between AOI Pharmaceuticals, Inc. and Procept, Inc.

10.34	Patent License Agreement dated February 28, 2002 between Procept, Inc. and United State Public Health Services, as amended.

10.35	Release Agreement dated February 28, 2002 among AOI Pharmaceuticals, Inc., Procept, Inc., and United States Public Health Services.

10.36	Comprehensive Release Agreement dated May 29, 2002 among AOI Pharmaceuticals, Inc., Procept, Inc., United States Public Health Services and the University of Chicago.

10.37*	Sub-license Agreement between Prescient NeuroPharma, Inc. and ACCESS Oncology, Inc. dated December 24, 2001.

10.38*	License Agreement dated September 18, 2002 between Zentaris AG and AOI Pharma, Inc.

10.39*	Addendum Agreement to License and Cooperation Agreement for Perifosine dated December 3, 2003 between Zentaris AG and AOI Pharma, Inc.

10.40	Cooperative Research and Development Agreement between the National Cancer Institute and ASTA Medica Inc., as amended.

21.1	List of subsidiaries of Keryx Biopharmaceuticals, Inc.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

______________________
!  Confidential treatment has been granted with respect to the omitted portions of this exhibit.
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and
   Exchange Commission.
† Indicates management contract or compensatory plan or arrangement.