Form 10-Q
period 2004-03-31
KERYX BIOPHARMACEUTICALS INC
filed 2004-05-14
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 000-30929
___________________
KERYX BIOPHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4087132 (I.R.S. Employer Identification No.)

750 Lexington Avenue
New York, New York 10022
(Address including zip code of principal executive offices)

(212) 531-5965
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

There were 30,441,759 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 6, 2004.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

TABLE OF CONTENTS

		Page

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Interim Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003	4

	Interim Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited)	5

	Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited)	6

	Notes to Interim Consolidated Financial Statements of March 31, 2004 (unaudited)	9

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 2	Changes in Securities and Use of Proceeds	31

Item 6	Exhibits and Reports on Form 8-K	32

SIGNATURES		33

CERTIFICATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and as such matters may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, those relating to:
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

  our expectations or ability to enter into marketing and other partnership agreements;

  our expectations or ability to enter into product acquisition and in-licensing transactions;

  our estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating and capital requirements;

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

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

(in thousands, except share and per share amounts)
	March 31, 2004	December 31, 2003

	(Unaudited)	(Audited)

Assets
Current assets
Cash and cash equivalents	$43,108	$21,672
Short-term investment securities, held-to-maturity	7,833	9,631
Note and accrued interest receivable from related party	--	352
Accrued interest receivable	92	111
Other receivables and prepaid expenses	658	213

Total current assets	51,691	31,979
Long-term investment securities, held-to-maturity	5,053	--
Property, plant and equipment, net	183	24
Other assets (primarily intangible assets), net	275	220

Total assets	$57,202	$32,223

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,734	$894
Accrued compensation and related liabilities	1,033	103
Deferred revenue	457	--

Total current liabilities	3,224	997
Contingent equity rights	5,015	--
Other liabilities	143	--

Total liabilities	8,382	997

Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value per share (40,000,000 and 40,000,000 shares authorized, 30,179,993 and 25,016,873 shares issued, 30,123,893 and 24,960,773 shares outstanding at March 31, 2004 and December 31, 2003, respectively)	30	25
Additional paid-in capital	126,495	86,042
Treasury stock, at cost, 56,100 shares at March 31, 2004 and December 31, 2003, respectively	(89)	(89)
Unearned compensation	(1,183)	(142)
Deficit accumulated during the development stage	(76,433)	(54,610)

Total stockholders’ equity	48,820	31,226

Total liabilities and stockholders’ equity	$57,202	$32,223

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Consolidated Statements of Operations for the Three Months Ended
March 31, 2004 and 2003

(in thousands, except share and per share amounts)

	Three months ended March 31,		Amounts accumulated during the development
	2004	2003	stage

	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Service revenue	$95	$--	$95
Management fees from related party	--	--	300

Total revenue	95	--	395

Operating expenses:
Cost of services	80	--	80

Research and development:
Non-cash compensation	202	(266)	6,929
Non-cash acquired in-process research and development	18,800	--	18,800
Other research and development	1,652	3,371	31,559

Total research and development expenses	20,654	3,105	57,288

General and administrative:
Non-cash compensation	185	2	3,764
Other general and administrative	1,093	664	19,182

Total general and administrative expenses	1,278	666	22,946

Total operating expenses	22,012	3,771	80,314

Operating loss	(21,917)	(3,771)	(79,919)

Interest income, net	95	85	3,977

Net loss before income taxes	(21,822)	(3,686)	(75,942)

Income taxes	1	102	491

Net loss	$(21,823)	$(3,788)	$(76,433)

Basic and diluted loss per common share	$(0.78)	$(0.19)	$(5.27)

Weighted average shares used in computing basic and diluted net loss per common share	27,828,090	20,011,036	14,505,196

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003

(in thousands)
	Three months ended		Amounts accumulated
	March 31,		during the
			development
	2004	2003	stage

	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,823)	$(3,788)	$(76,433)
Adjustments to reconcile cash flows used in operating activities:
Acquired in-process research and development	18,800	--	18,800
Stock compensation expense (negative expense)	387	(264)	10,693
Issuance of common stock to technology licensor	--	--	359
Interest on convertible notes settled through issuance of preferred shares	--	--	253
Depreciation and amortization	35	264	2,301
Loss on disposal of property, plant and equipment	--	--	170
Impairment charges	--	2,295	2,482
Exchange rate differences	--*	(4)	97
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in other receivables and prepaid expenses	(80)	89	(288)
Decrease (increase) in accrued interest receivable	19	140	(92)
Changes in deferred tax provisions and valuation allowance	--	102	--
Increase (decrease) in accounts payable and accrued expenses	(685)	(119)	207
Increase (decrease) in income taxes payable	--	(19)	--
Increase (decrease) in accrued compensation and related liabilities	358	(141)	461
Increase (decrease) in liability in respect of employee severance obligations	--	(188)	--
Increase (decrease) in other liabilities	(12)	--	(12)
Increase (decrease) in deferred revenue	1	--	1

Net cash used in operating activities	(3,000)	(1,633)	(41,001)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(7)	--	(4,410)
Proceeds from disposals of property, plant and equipment	--	--	424
Decrease (increase) in note and accrued interest receivable from related party	(4)	--	(356)
Investment in other assets	--	(74)	(1,188)
Proceeds from (additions to) deposits in respect of employee severance obligations	--	76	--
Proceeds from maturity of (investment in) short-term securities	1,798	7,815	(7,833)
Proceeds from maturity of (investment in) long-term securities	(5,053)	--	(5,053)

Net cash provided by (used in) investing activities	(3,266)	7,817	(18,416)

The accompanying notes are an integral part of the consolidated financial statements.

* Amount less than one thousand dollars.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003
(continued)

(in thousands)

				Amounts
	Three months ended			accumulated
	March 31,			during the
				development
	2004		2003	stage

	(Unaudited)		(Unaudited)	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	$--		$--	$500
Proceeds from long-term loans	--		--	3,251
Payment of assumed notes payable and accrued interest	(6,322)		--	(6,322)
Issuance of convertible note, net	--		--	2,150
Issuance of preferred shares, net and contributed capital	--		--	8,453
Receipts on account of shares previously issued	--		--	7
Proceeds from initial public offering, net	--		--	46,298
Proceeds from private placements, net	31,777		--	45,910
Proceeds from exercise of options and warrants	2,153		21	2,370
Purchase of treasury stock	--		--	(89)

Net cash provided by financing activities	27,608		21	102,528

Cash and cash equivalents acquired in acquisition	94		--	94
Effect of exchange rate on cash	(--	)*	4	(97)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,436		6,209	43,108

Cash and cash equivalents at beginning of year	21,672		13,350	--

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,108		$19,559	$43,108

The accompanying notes are an integral part of the consolidated financial statements.

* Amount less than one thousand dollars.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003
(continued)

(in thousands)

			Amounts
	Three months ended		accumulated
	March 31,		during the
			development
	2004	2003	stage

	(Unaudited)	(Unaudited)	(Unaudited)

NON – CASH TRANSACTIONS
Issuance of common stock in connection with acquisition	$5,100	$--	$5,100
Issuance of contingent equity rights in connection with acquisition	5,015	--	5,015
Assumption of liabilities in connection with acquisition	8,937	--	8,937
Conversion of short-term loans into contributed capital	--	--	500
Conversion of long-term loans into contributed capital	--	--	2,681
Conversion of long-term loans into convertible notes of Partec	--	--	570
Conversion of convertible notes of Partec and accrued interest into stock in Keryx	--	--	2,973
Issuance of warrants to related party as finder’s fee in private placement	--	--	114
Declaration of stock dividend	--	--	3
Purchase of property, plant and equipment and other assets on credit	--	--	--

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,026	$ --*	$1,166
Cash paid for income taxes	$1	$19	$432

The accompanying notes are an integral part of the consolidated financial statements.

* Amount less than one thousand dollars.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements of March 31, 2004 (unaudited)

NOTE 1 - GENERAL

BASIS OF PRESENTATION
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

Until November 1999, most of the Company’s activities were carried out by Partec Limited, an Israeli corporation formed in December 1996, and its subsidiaries SignalSite Inc. (85% owned), SignalSite Israel Ltd. (wholly-owned), Vectagen Inc. (87.25% owned), Vectagen Israel Ltd. (wholly-owned) (hereinafter collectively referred to as “Partec”). In November 1999, the Company acquired substantially all of the assets and liabilities of Partec and, as of that date, the activities formerly carried out by Partec were performed by the Company. On the date of the acquisition, Keryx and Partec were entities under common control (the controlling interest owned approximately 79.7% of Keryx and approximately 76% of Partec) and accordingly, the assets and liabilities were recorded at their historical cost basis by means of an “as if” pooling, with Partec being presented as a predecessor company. Consequently, these financial statements include the activities performed in previous periods by Partec by aggregating the relevant historical financial information with the financial statements of the Company as if they had formed a discrete operation under common management for the entire development stage.

The Company owns a 100% interest in each of ACCESS Oncology, Inc., a U.S. corporation incorporated in the State of Delaware, Keryx (Israel) Ltd., organized in Israel, Keryx Biomedical Technologies Ltd., organized in Israel, and K.B.I. Biopharmaceuticals Ltd., organized in Israel. In 2003, the Company’s three subsidiaries in Israel ceased operations and are in the process of being closed down. Substantially all of the Company’s biopharmaceutical development and administrative activities during the three months ended March 31, 2004 and March 31, 2003 were conducted in the United States of America.

On February 5, 2004, the Company completed the acquisition of ACCESS Oncology, Inc. and its subsidiaries (“ACCESS Oncology”). The transaction was structured as a merger of AXO Acquisition Corp., a Delaware corporation and the Company’s wholly-owned subsidiary, with and into ACCESS Oncology, with ACCESS Oncology remaining as the surviving corporation and a wholly-owned subsidiary of the Company. The transaction was accounted for under the purchase method of accounting. See Note 4 - ACCESS Oncology Acquisition for additional information. The assets and liabilities of ACCESS Oncology that we acquired and assumed pursuant to the acquisition have been included in the Company’s consolidated financial statements effective February 5, 2004.

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the quarterly period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has not generated any revenues from its planned principal operations and is dependent upon significant financing to provide the working capital necessary to execute its business plan. If the Company determines it is necessary to seek additional funding, there can be no assurance that the Company will be able to obtain any such funding on terms that are acceptable to it, if at all.

REVENUE RECOGNITION
Revenues consist of clinical trial management and site recruitment services. Revenues generated from providing clinical trial management and site recruitment services are recognized at the time such services are provided. Deferred revenue is incurred when the Company receives a deposit or prepayment for services to be performed at a later date.

COST OF SERVICES
Cost of services consist of all costs specifically associated with client programs such as salary, benefits paid to personnel, payments to third-party vendors and systems and other support facilities associated with delivering services to the Company's clients. Cost of services are recognized at the time such services are performed.

LONG-TERM INVESTMENT SECURITIES
Long-term investment securities consist of government debt securities with maturities of over one year. The Company classifies its long-term debt securities as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

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

The following is a pro forma presentation of reported net loss and net loss per share, calculated to show adjusted values had the compensation expenses for stock options granted under the Company’s stock option plans been determined based on fair value at the grant dates consistent with the method of SFAS No. 123:

			Amounts
	Three months ended		accumulated
	March 31,		during the
			development
	2004	2003	stage

	(Unaudited)	(Unaudited)	(Unaudited)

Net loss, as reported	$(21,823)	$(3,788)	$(76,433)
Add: Stock-based compensation expense to employees and directors determined under the intrinsic value-based method, as included in reported net loss	0	3	9,040
Deduct: Stock-based compensation expense to employees and directors determined under fair value based method	(3,386)	(719)	(16,035)

Pro forma net loss	$(25,209)	$(4,504)	$(83,428)

Basic and diluted loss per common share: As reported	$(0.78)	$(0.19)	$(5.27)
Pro forma	$(0.91)	$(0.23)	$(5.75)

NET LOSS PER SHARE
Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon exercise of stock options and warrants, as their inclusion would be anti-dilutive. The common stock equivalent of anti-dilutive securities not included in the computation of net loss per share amounts was 4,859,708 and 4,384,715 for the three months ended March 31, 2004 and 2003, respectively.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004. The Company currently accounts for its stock-based compensation plans in accordance with APB 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, could have a material effect on the Company's consolidated financial statements.

NOTE 3 – STOCKHOLDERS' EQUITY

During the three months ended March 31, 2004, the compensation committee of the Company’s board of directors granted options to purchase 1,345,000 shares of the Company’s common stock to the Company’s employees, directors and consultants. As a result of these grants, the Company recorded non-cash compensation expense of approximately $74,000 during the three months ended March 31, 2004. The exercise price of the options issued during the three months ended March 31, 2004 was $4.59 per share. Options for the purchase of 9,000 shares of the Company’s common stock were forfeited during the three months ended March 31, 2004. In addition, options for the purchase of 1,460,662 shares of the Company’s common stock were exercised during the three months ended March 31, 2004.

On February 17, 2004, the Company completed a private placement of approximately 3.2 million shares of its common stock to institutional investors at $10.00 per share. Total proceeds of this private placement were approximately $31.8 million, net of offering expenses of approximately $0.2 million. In connection with this private placement, the Company filed a Registration Statement on Form S-3 (File No. 333-113654) on March 16, 2004, and Amendment No. 1 to the Registration Statement on Form S-3/A (File No. 333-113654) on April 1, 2004, which was declared effective by the SEC on May 3, 2004.

NOTE 4 – ACCESS ONCOLOGY ACQUISITION

On February 5, 2004, the Company acquired ACCESS Oncology, a related party, for an estimated purchase price of approximately $19.5 million, which included the Company’s assumption of certain liabilities of ACCESS Oncology equal to approximately $8.9 million, the issuance of shares of the Company’s common stock valued at $5.1 million, as well as contingent equity rights of $5.0 million and transaction costs of $0.5 million.

 At the effective time of the merger, each share of ACCESS Oncology common stock, including shares issuable upon the exercise of options exercised before March 1, 2004 and upon the exercise of outstanding warrants, was converted into the right to share in milestone consideration pro rata with such other holders of ACCESS Oncology common stock. Pursuant to the merger agreement, 502,458 shares of the Company’s common stock valued at $5.1 million have been issued to the preferred stockholders of ACCESS Oncology. Subsequent to March 31, 2004, an additional 120,687 shares of the Company’s common stock valued at $1.2 million were issued to the preferred stockholders of ACCESS Oncology. An additional 4,433 shares of the Company’s common stock may be issued to those preferred stockholders of ACCESS Oncology who have yet to elect to receive shares of the Company ’s common stock.

The contingent milestone consideration will be paid upon the achievement of the following milestones:

  500,000 shares of the Company’s common stock upon enrollment of the first patient in a Keryx-sponsored Phase III (or other Pivotal) clinical trial for any of the acquired ACCESS Oncology drug candidates;

  750,000 shares of the Company’s common stock upon the first new drug application, or NDA, acceptance by the Food and Drug Administration, or FDA, for any of the acquired ACCESS Oncology drug candidates;

  1,750,000 shares of the Company’s common stock upon the first FDA approval of any of the acquired ACCESS Oncology drug candidates; and

  372,422 shares of the Company’s common stock in the first 12-month period that sales of all of the acquired ACCESS Oncology drug candidates combined exceeds $100 million.
In no event will the Company issue more than 4,000,000 shares of its common stock pursuant to the merger agreement. This 4,000,000 includes 627,578 shares issued or issuable to date and any contingent shares as described above. Accordingly, the amount of the Company’s common stock deliverable to the ACCESS Oncology stockholders as milestone consideration will be no more than 3,372,422 shares of the Company’s common stock, which is the portion of the common stock deliverable as contingent consideration pursuant to the merger agreement. The Company’s stockholders must approve the issuance of shares of its common stock payable as contingent milestone consideration at the 2004 annual meeting of stockholders. If the Company's stockholders do not approve such issuance, the Company will instead pay the former ACCESS Oncology stockholders cash in an amount equaling the value (determined in accordance with the merger agreement) of its common stock that would have been issued as milestone consideration upon the achievement of the milestones as described above.

The ACCESS Oncology acquisition has been accounted for as a purchase by the Company under accounting principles generally accepted in the United States of America. Under the purchase method of accounting, the assets and liabilities assumed from ACCESS Oncology are recorded at the date of acquisition, at their respective fair values. The consolidated financial statements and reported results of operations of the Company issued after completion of the acquisition will reflect these values, but will not be restated retroactively to reflect the historical financial position or results of operations of ACCESS Oncology.

The following is an estimate of the purchase price for ACCESS Oncology:

Assumed liabilities		$8,937,000
Number of shares of Keryx common stock issued	502,458
Multiplied by Keryx’s volume-adjusted weighted average closing price per share measured over the last seven trading days immediately preceding the closing	$10.15	5,100,000

Contingent equity rights		5,015,000
Other transaction costs		450,000

Total estimated purchase price		$19,502,000

The excess of the net assets acquired over the purchase price represented negative goodwill of approximately $5,015,000. Since the negative goodwill is a result of not recognizing contingent consideration (i.e., the contingent equity rights), the lesser of the negative goodwill ($5,015,000) and the maximum value of the contingent equity rights at the date of the acquisition ($35,500,000) has been recorded as a liability, thereby eliminating the negative goodwill to zero. The value of the contingent equity rights of $35,500,000 was based on the volume-adjusted weighted average closing price per share of the Company’s common stock measured over the last seven trading days immediately preceding the closing of the acquisition ($10.15 per share) multiplied by the unissued amount of the Company’s common stock deliverable to the ACCESS Oncology stockholders as milestone consideration (3,497,542 shares).

The above estimated purchase price has been preliminarily allocated based on an estimate of the fair value of net assets acquired. The final valuation of net assets is expected to be completed as soon as possible but no later than one year from the acquisition date. To the extent that these estimated amounts need to be adjusted, the Company will do so.

Allocation of purchase price:
Net assets acquired	$725,000
Adjusted for write-off of existing intangible assets	23,000

Net tangible assets acquired	702,000
Acquired in-process research and development charge	18,800,000

Estimated purchase price	$19,502,000

As required by Financial Accounting Standards Board Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method" ("FIN 4"), the Company recorded a charge of $18,800,000 for the preliminary estimate of the portion of the purchase price allocated to acquired in-process research and development.

A project-by-project valuation using the guidance in Statement of Financial Accounting Standards No. 141, "Business Combinations" and the AICPA Practice Aid "Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries" is being performed by independent valuation specialists to determine the fair value of research and development projects of ACCESS Oncology which were in-process, but not yet completed.

The fair value was determined using the income approach on a project-by-project basis. This method starts with a forecast of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the project’s stage of completion and other risk factors. These other risk factors can include the nature of the product, the scientific data associated with the technology, the current patent situation and market competition.

The forecast of future cash flows required the following assumptions to be made:
  Revenue that is likely to result from specific in-process research and development projects, including estimated patient populations, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles.
  Cost of sales related to the potential products using industry data or other sources of market data.
  Sales and marketing expense using industry data or other sources of market data.
  General and administrative expenses.
  Research and development expenses.
The final valuation is expected to be completed as soon as possible but no later than one year from the acquisition date. To the extent that the Company's estimates need to be adjusted, the Company will do so.

The following unaudited pro forma financial information presents the combined results of operations of the Company and ACCESS Oncology as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition at the dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company.

	Three months ended March 31,

	2004	2003

	(Unaudited)	(Unaudited)

Revenue	$197,000	$5,000
Net loss	$(2,966,000)	$(4,755,000)
Basic and diluted loss per common share	$(0.10)	$(0.23)

The unaudited pro forma financial information above reflects the elimination of balances and transactions between the Company and ACCESS Oncology, which upon completion of the merger would be considered intercompany balances and transactions. The entries include the elimination of certain interest income and expense and the elimination of the reimbursement of salaries and related facility costs of two employees of ACCESS Oncology, both of which net to zero.

The unaudited pro forma financial information above excludes the non-recurring, non-cash charge of $18,800,000 related to acquired in-process research and development in the three months ended March 31, 2004.

NOTE 5 – BONUS TO OFFICER

Pursuant to an employment agreement, an officer of the Company is entitled to receive a one-time $1 million cash bonus due to the achievement of a certain milestone event that occurred in the first quarter of 2004. Of this amount, $500,000 was included in other research and development expenses and $500,000 was included in other general and administrative expenses for the three months ended March 31, 2004, and has been included in accrued compensation and related liabilities in the accompanying balance sheet as of March 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in “Risk Factors.” See also the “Special Cautionary Notice Regarding Forward-Looking Statements” set forth at the beginning of this report.

You should read the following discussion and analysis in conjunction with the unaudited, consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel pharmaceutical products for the treatment of life-threatening diseases, including diabetes and cancer. We have two product candidates in the later stages of clinical development: Sulodexide, or KRX-101, for the treatment of diabetic nephropathy, a life-threatening kidney disease caused by diabetes, and Perifosine, or KRX-0401, for the treatment of multiple forms of cancer.

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

In the third quarter of 2003, we announced that the Collaborative Study Group, or CSG, the largest standing renal clinical trial group in the United States comprised of academic and tertiary nephrology care centers, will conduct the U.S.-based Phase II/III clinical program for KRX-101 for the treatment of diabetic nephropathy. The CSG has conducted multiple large-scale clinical trials resulting in over 40 publications in peer-reviewed journals. The CSG conducted the pivotal studies for two of the three drugs that are currently approved for treatment of diabetic nephropathy. In the fourth quarter of 2003, we initiated the Phase II portion of our Phase II/III clinical program for our diabetic nephropathy drug candidate, KRX-101.

In the first quarter of 2004, we announced that we had acquired ACCESS Oncology, a privately-held, cancer-focused biotechnology company. The acquired drug portfolio includes three clinical stage compounds, designated as KRX-0401, KRX-0402 and KRX-0403. KRX-0401 is a novel, first-in-class, oral Akt-inhibitor that has demonstrated preliminary single agent anti-tumor activity in Phase I studies and is currently in a Phase II clinical program evaluating KRX-0401 as a single agent in the treatment of multiple forms of cancer. The current Phase II program is being conducted and funded by the National Cancer Institute, or NCI, a department of the National Institutes of Health, or NIH, under a Cooperative Research and Development Agreement, or CRADA, arrangement. Additionally, we are planning to conduct a series of additional Phase II clinical trials for KRX-0401, both as a single agent and in combination with other anti-cancer therapies. The acquired cancer portfolio also includes KRX-0402, an inhibitor of DNA repair, which is also being studied by the NCI under a CRADA arrangement in multiple clinical trials. In addition, the portfolio includes KRX-0403, which is a novel spindle poison in the same general class as Navelbine®, Taxol® and Taxotere®. KRX-0403 has completed a Phase I study. In addition, as a part of the acquisition of ACCESS Oncology, we acquired the Online Collaborative Oncology Group, Inc., or OCOG, a subsidiary of ACCESS Oncology which provides clinical trial management and site recruitment services to biotechnology and pharmaceutical companies.

To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

We were incorporated in Delaware in October 1998. We commenced operations in November 1999, following our acquisition of substantially all of the assets and certain of the liabilities of Partec Ltd., our predecessor company that began operations in January 1997. Since commencing operations, our activities have been primarily devoted to developing our technologies and drug candidates, acquiring clinical-stage compounds, raising capital, purchasing assets for our former corporate offices and laboratory facilities and recruiting personnel. We are a development stage company and have no product sales to date. Our major sources of working capital have been proceeds from various private placements of equity securities and from our initial public offering.

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

Our revenues consist of clinical trial management and site recruitment services. Revenues from providing these services are recognized as the services are provided. Deferred revenue is incurred when we receive a deposit or prepayment for services to be performed at a later date.

Our cost of services consist of all costs specifically associated with client programs such as salary, benefits paid to personnel, payments to third-party vendors and systems and other support facilities associated with delivering services to our clients. Cost of services are recognized as services are performed.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2004 and March 31, 2003

Revenue. Service revenue for the three months ended March 31, 2004 was $95,000 as compared to no revenue for the three months ended March 31, 2003. Service revenue for the three months ended March 31, 2004 was a result of our acquisition of ACCESS Oncology during the first quarter of 2004. We do not expect our service revenues to have a material impact on our financial results during the remainder of 2004.

Cost of Services Expense. Cost of services expense for the three months ended March 31, 2004 was $80,000 as compared to no cost of services expenses for the three months ended March 31, 2003. Cost of services expense for the three months ended March 31, 2004 was a result of our acquisition of ACCESS Oncology during the first quarter of 2004. We do not expect our cost of services expenses to have a material impact on our financial results during the remainder of 2004.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option grants and warrant issuances was $202,000 for the three months ended March 31, 2004 as compared to negative $266,000 for the three months ended March 31, 2003. This increase in non-cash compensation expense was primarily due to the issuance of options to consultants in the current quarter as well as due to the adjustment to fair market value of previously issued options to consultants.

Non-Cash Acquired In-Process Research and Development Expense. As required by FIN 4, the Company recorded a charge of $18,800,000 in the three months ended March 31, 2004 for the preliminary estimate of the portion of the purchase price of ACCESS Oncology allocated to acquired in-process research and development. A project-by-project valuation is being performed by independent valuation specialists to determine the fair value of research and development projects of ACCESS Oncology which were in-process, but not yet completed. The final valuation is expected to be completed as soon as possible but no later than one year from the acquisition date. To the extent that our estimates need to be adjusted, we will do so.

Other Research and Development Expenses. Other research and development expenses decreased by $1,719,000 to $1,652,000 for the three months ended March 31, 2004, as compared to expenses of $3,371,000 for the three months ended March 31, 2003. The decrease in other research and development expenses was due primarily to the absence of a $2,295,000 non-cash impairment charge associated with our 2003 restructuring that was taken during the comparative period last year, as well as the absence of $700,000 in expenses related to early stage research and development which ceased in 2003. This decrease was partially offset primarily by a $1,074,000 increase in expenses related to KRX-101, which includes a one-time bonus accrual to an officer for the achievement of a certain milestone pursuant to his employment agreement, as well as a $268,000 increase in expenses related to our recently acquired drug portfolio from ACCESS Oncology, as described below.

We expect our other research and development costs to increase for the remainder of 2004 as a result of our U.S.-based clinical program for KRX-101 and the planned commencement of our clinical programs for KRX-0401 and the other oncology drug candidates within our portfolio.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense related to stock option grants was $185,000 for the three months ended March 31, 2004 as compared to expenses of $2,000 for the three months ended March 31, 2003. This increase in non-cash compensation expense was primarily due to the issuance of options to consultants in the current quarter as well as due to the adjustment to the fair market value of previously issued options to consultants.

Other General and Administrative Expenses. Other general and administrative expenses increased by $429,000 to $1,093,000 for the three months ended March 31, 2004, as compared to expenses of $664,000 for the three months ended March 31, 2003. The increase in general and administrative expenses was due primarily to increased payroll expenses relating to a one-time bonus accrual to an officer for the achievement of a certain milestone pursuant to his employment agreement.

We expect our general and administrative costs to increase modestly over the remainder of 2004 primarily as a result of our increased investor and public relations efforts, as well as increased general and administrative staffing.

Interest Income (Expense), Net. Interest income, net, increased by $10,000 to $95,000 for the three months ended March 31, 2004, as compared to income of $85,000 for the three months ended March 31, 2003. The increase resulted from a higher level of invested funds due to the completion of two private placement transactions that closed in November 2003 and February 2004, respectively, partially offset by financing expenses related to notes payable assumed in the acquisition of ACCESS Oncology, which we repaid subsequent to closing the acquisition.

Income Taxes. Income tax expense decreased by $101,000 to $1,000 for the three months ended March 31, 2004, as compared to expenses of $102,000 for the three months ended March 31, 2003. Our income tax expense for the three months ended March 31, 2004 results from taxes imposed on our capital. The $102,000 tax expense for the three months ended March 31, 2003 was primarily due to the write-off of the deferred tax assets of our Israeli subsidiaries. Such write-off was a non-recurring item.

RECENT DEVELOPMENTS

ACCESS Oncology Acquisition

In January 2004, we announced that we had entered into an agreement to acquire ACCESS Oncology, a privately-held, cancer-focused biotechnology company. In February 2004, we announced the closing of this acquisition. The acquired drug portfolio includes three clinical-stage compounds, to be designated as KRX-0401, KRX-0402 and KRX-0403. KRX-0401 is a novel, first-in-class, oral Akt-inhibitor that has demonstrated preliminary single agent anti-tumor activity in Phase I studies and is currently in nine Phase II single agent clinical trials in six tumor types, being conducted by the NCI, a department of the NIH, under a CRADA arrangement. The acquired cancer portfolio also includes KRX-0402, an inhibitor of DNA repair, which is also being studied by the NCI under a CRADA arrangement in multiple clinical trials. In addition, the portfolio includes KRX-0403, which is a novel spindle poison in the same general class as Navelbine®, Taxol® and Taxotere®. KRX-0403 has completed a Phase I study. In addition, as a part of the acquisition of ACCESS Oncology, we acquired OCOG, a subsidiary of ACCESS Oncology, which provides clinical trial management and site recruitment services to biotechnology and pharmaceutical companies.

At the time of the acquisition, we acquired ACCESS Oncology for an estimated purchase price of approximately $19.5 million, which included our assumption of certain liabilities of ACCESS Oncology equal to approximately $8.9 million, the issuance of shares of our common stock valued at $5.1 million, as well as contingent equity rights of $5.0 million and transaction costs of $0.5 million.

 At the effective time of the merger, each share of ACCESS Oncology common stock, including shares issuable upon the exercise of options exercised before March 1, 2004 and upon the exercise of outstanding warrants, was converted into the right to share in milestone consideration pro rata with such other holders of ACCESS Oncology common stock. Pursuant to the merger agreement, 502,458 shares of our common stock valued at $5.1 million have been issued to the preferred stockholders of ACCESS Oncology. Subsequent to March 31, 2004, an additional 120,687 shares of our common stock valued at $1.2 million were issued to the preferred stockholders of ACCESS Oncology. An additional 4,433 shares of our common stock may be issued to those preferred stockholders of ACCESS Oncology who have yet to elect to receive shares of our common stock.

The contingent milestone consideration will be paid upon the achievement of the following milestones:

  500,000 shares of our common stock upon enrollment of the first patient in a Keryx-sponsored Phase III (or other Pivotal) clinical trial for any of the acquired ACCESS Oncology drug candidates;
  750,000 shares of our common stock upon the first NDA acceptance by the FDA for any of the acquired ACCESS Oncology drug candidates;

  1,750,000 shares of our common stock upon the first FDA approval of any of the acquired ACCESS Oncology drug candidates; and
  372,422 shares of our common stock in the first 12-month period that sales of all of the acquired ACCESS Oncology drug candidates combined exceeds $100 million.
In no event will we issue more than 4,000,000 shares of our common stock pursuant to the merger agreement. This 4,000,000 includes 627,578 shares issued or issuable to date and any contingent shares as described above. Accordingly, the amount of our common stock deliverable to the ACCESS Oncology stockholders as milestone consideration will be no more than 3,372,422 shares of our common stock, which is the portion of the common stock deliverable as contingent consideration pursuant to the merger agreement  Our stockholders must approve the issuance of shares of our common stock payable as contingent milestone consideration at the 2004 annual meeting of stockholders. If our stockholders do not approve such issuance, we will instead pay the former ACCESS Oncology stockholders cash in an amount equaling the value (determined in accordance with the merger agreement) of our common stock that would have been issued as milestone consideration upon the achievement of the milestones as described above.

Private Placement Transaction

In the first quarter of 2004, we completed a private placement transaction raising approximately $31.8 million in net proceeds. In this private placement transaction, we sold a total of 3.2 million shares of our common stock to institutional investors at $10.00 per share. We filed a Registration Statement on Form S-3 (File No. 333-113654) on March 16, 2004 and an Amendment No. 1 to the Registration Statement on Form S-3/A (File No. 333-113654) on April 1, 2004, which was declared effective by the SEC on May 3, 2004 .

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through our initial public offering and various private placement transactions. As of March 31, 2004, we had received net proceeds of $46.3 million from our initial public offering and net proceeds of approximately $57.5 million from private placement issuances of common and preferred stock, including $2.9 million raised through the contribution by holders of their notes issued by our predecessor company.

The funds raised not only have provided us with capital to support our current and planned clinical programs for KRX-101, KRX-0401 and the other oncology drug candidates within our portfolio for at least the next 36 months, but also have provided us with added flexibility in our in-licensing and product acquisition program which is aimed to build out our pipeline with additional clinical-stage drug candidates.

As of March 31, 2004, we had $56.1 million in cash, cash equivalents, interest receivable, and short-term and long-term securities, an increase of $24.7 million from December 31, 2003. Cash used in operating activities for the three months ended March 31, 2004 was $3.0 million as compared to $1.6 million for the three months ended March 31, 2003. This increase in cash used in operating activities was due primarily to increased expenditures associated with the execution of our business plan as well as the payment of certain liabilities assumed in the acquisition of ACCESS Oncology. For the three months ended March 31, 2004, net cash used in investing activities of $3.3 million was primarily the result of the investment in long-term securities following the private placement transaction that closed in February 2004. For the three months ended March 31, 2004, net cash provided by financing activities of $27.6 million was primarily the result of the net proceeds of $31.8 million generated from our private placement transaction that closed in February 2004, offset by the payment of notes payable and accrued interest assumed in the acquisition of ACCESS Oncology.

We believe that our $56.1 million in cash, cash equivalents, interest receivable and short-term and long-term securities as of March 31, 2004 will be sufficient to enable us to meet our planned operating needs and capital expenditures for at least the next 36 months. Our cash and cash equivalents and short-term and long-term securities as of March 31, 2004 are invested in highly liquid investments such as cash, money market accounts and short-term and long-term U.S. corporate and government debt securities. As of March 31, 2004, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout the remainder of 2004 will continue to be funded from existing cash, cash equivalents, and short -term securities.

Our forecast of the period of time through which our cash, cash equivalents and short-term and long-term securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

These factors include the following:
  the timing of expenses associated with product development of the proprietary drug candidates within our portfolio and those that may be in-licensed, partnered or acquired;

  the timing of the in-licensing, partnering and acquisition of new product opportunities;

  the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;

  our ability to achieve our milestones under licensing arrangements;

  the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

  the amount of any funds expended to repurchase our common stock.
We have based our estimate on assumptions that may prove to be inaccurate. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing may be obtained through strategic relationships, public or private sales of our equity or debt securities, and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of our common stock or other securities convertible into shares of our common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

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

OBLIGATIONS AND COMMITMENTS

As of March 31, 2004, we have known contractual obligations, commitments and contingencies of $2,370,000. Of this amount, $1,874,000 relates to research and development agreements (primarily relating to our U.S.-based clinical program for KRX-101), of which $1,647,000 is due within the next year, with the remaining $227,000 due within one to three years. The additional $496,000 relates to current operating lease obligations, of which $230,000 is due within the next year, with the remaining $266,000 due within one to three years.

	Payment due by period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Research & Development Agreements	$1,874,000	$1,647,000	$227,000	--	--

Operating Leases	496,000	230,000	266,000	--	--

Total	$2,370,000	$1,877,000	$493,000	--	--

Additionally, we have undertaken to make contingent milestone payments to certain of our licensors of up to approximately $41.9 million over the life of the licenses, of which $28.0 million will be due upon or following regulatory approval of the drugs. In certain cases, such payments will reduce any royalties due on sales of related products. In the event that the milestones are not achieved, we remain obligated to pay one licensor $50,000 annually until the license expires. In addition, pursuant to an employment agreement, an officer of the Company is entitled to receive a one-time $2.0 million performance-based cash bonus upon the achievement of a certain milestone event. These commitments are not included in the table above.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounting For Income Taxes. In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimation of our actual current tax exposure and assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our U.S. deferred tax assets with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. In prior periods, our wholly owned Israeli subsidiaries had generated taxable income in respect of services provided within the group, and therefore we believed in the past that our deferred tax assets relating to the Israeli subsidiaries would be realized. With the cessation of operating activities in Israel during 2003 and the resulting absence of taxable income from the Israeli subsidiaries, the deferred tax asset was written off in 2003. Our current income tax expense results from taxes imposed on our capital.

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

In accordance with EITF 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” total compensation expense for options issued to consultants is determined at the “measurement date.” The expense is recognized over the vesting period for the options. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record option compensation based on the fair value of the options at the reporting date. These options are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date. This results in a change to the amount previously recorded in respect of the option grant and additional expense or a negative expense may be recorded in subsequent periods based on changes in the assumptions used to calculate fair value, such as changes in market price, until the measurement date is reached and the compensation expense is determined.

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

Accounting Related to the Valuation of Acquired In-Process Research and Development. As required by Financial Accounting Standards Board Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," or FIN 4, we recorded a charge of $18,800,000 for the preliminary estimate of the portion of the purchase price allocated to acquired in-process research and development.

A project-by-project valuation using the guidance in Statement of Financial Accounting Standards No. 141, “Business Combinations” and the AICPA Practice Aid “Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries” is being performed by independent valuation specialists to determine the fair value of research and development projects of ACCESS Oncology which were in-process, but not yet completed.

The fair value was determined using the income approach on a project-by-project basis. This method starts with a forecast of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the project’s stage of completion and other risk factors. These other risk factors can include the nature of the product, the scientific data associated with the technology, the current patent situation and market competition.

The forecast of future cash flows required the following assumptions to be made:

  Revenue that is likely to result from specific in-process research and development projects, including estimated patient populations, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles.
  Cost of sales related to the potential products using industry data or other sources of market data.
  Sales and marketing expense using industry data or other market data.
  General and administrative expenses.
  Research and development expenses.
The final valuation is expected to be completed as soon as possible but not later than one year from the acquisition date. To the extent that our estimates need to be adjusted, we will do so.

RECENTLY ISSUED ACCOUNTING STANDARDS

On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004. We currently account for our stock-based compensation plans in accordance with APB 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, could have a material effect on our consolidated financial statements.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception, expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2004, we had an accumulated deficit of approximately $76.4 million. As we expand our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates or technologies.

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

Additionally, we have submitted a subpart H clinical development plan to the FDA for the clinical development of KRX-101 for diabetic nephropathy. A final agreement on the specifics of our clinical program for that development plan has not been agreed to with the FDA and we cannot give any assurance that an acceptable final agreement on the specifics of such clinical program will ever be reached with the FDA. In fact, based on the FDA’s comments to our last submission, we believe that additional discussions with the FDA will be required prior to final agreement on the specifics of our subpart H accelerated approval clinical program. We cannot assure you as to when those discussions will take place or that the results of such discussions will be satisfactory to us. Additionally, the FDA has stated that based on the novelty of the approach that we have discussed with them, they may want to refer our proposed approach to the Cardio-Renal Advisory Committee.

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

We currently have 17 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. In addition, while we have an employment agreement with Mr. Weiss, this agreement would not prevent him from terminating his employment with us.

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

In September 2001, one of our Israeli subsidiaries received the status of an “Approved Enterprise,” a status which grants certain tax benefits in Israel in accordance with the “Law for the Encouragement of Capital Investments, 1959.” Through December 31, 2003, our Israeli subsidiary, which ceased operations in 2003, has received tax benefits in the form of exemptions of approximately $744,000 as a result of our subsidiary’s status as an “Approved Enterprise.” As part of the restructuring implemented during 2003, we closed down our Jerusalem laboratory facility. In October 2003, the subsidiary received a letter from the Israeli Ministry of Industry and Trade that its Approved Enterprise status was cancelled as of July 2003 and that past benefits would not need to be repaid. The Israeli tax authorities have yet to confirm this position. However, we believe that, based on the letter received from the Ministry of Industry and Trade, it is unlikely that past benefits will need to be repaid, and therefore, we have not recorded any charge with respect to this potential liability. There can be no assurances that the Israeli tax authorities will confirm this position. As a result, we may be liable to repay some or all of the tax benefits received to date, which could adversely affect our cash flow and results of operations.

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

As of March 31, 2004, our executive officers, directors and principal stockholders (including their affiliates) beneficially own, in the aggregate, approximately 27.77% of our outstanding common stock, including, for this purpose, currently exercisable options and warrants held by our executive officers, directors and principal stockholders. As a result, these persons, acting together, may have the ability to effectively determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, acting together, may have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by discouraging a potential acquirer from at tempting to acquire us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt securities in accordance with our investment policy. Some of these securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of March 31, 2004, our portfolio of financial instruments consists of cash equivalents and short-term and long-term interest bearing securities, including corporate debt, money market funds and government debt securities. The average duration of all of our investments held as of March 31, 2004 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES.

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

Changes in internal control over financial reporting. We have reviewed our internal controls, and there have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities

In February 2004, we sold approximately 3.2 million shares of our common stock at $10.00 per share in a private placement transaction. The private placement resulted in approximately $32 million in gross proceeds, a portion of which was used to fund fees and expenses related to the transaction. In connection with this private placement, we filed a Registration Statement on Form S-3 (File No. 333-113654) on March 16, 2004, and an Amendment No. 1 to the Registration Statement on Form S-3/A (File No. 333-113654) on April 1, 2004, which was declared effective by the SEC on May 3, 2004.

(d) Use of Proceeds from Sales of Registered Securities

On August 2, 2000, we completed an initial public offering of 4,600,000 shares of common stock at $10.00 per share. The managing underwriters in the offering were WestLB Panmure Ltd. (in the United Kingdom) and Roth Capital Partners, Inc. (in the United States). The shares of common stock sold in the initial public offering were registered under the Securities Act on a Registration Statement on Form S-1 (File No. 333-37402) that was declared effective on July 28, 2000. The proceeds to us from the offering, including the over-allotment option of 600,000 shares, after deducting underwriting discounts and commissions of approximately $3.6 million and other offering expenses of approximately $2.1 million, were approximately $46.3 million. Of the net offering proceeds, through March 31, 2004, we have used all of the proceeds of our initial public offering as follows:

  approximately $8.7 million to fund the development of KRX-101, our lead drug candidate for diabetic nephropathy, of which $1.3 million was spent in the three months ended March 31, 2004;

  approximately $3.9 million to fund the development of KRX-123, a compound for hormone-resistant prostate cancer which we ceased development of in 2003;

  approximately $10.4 million to fund expansion of, and to further develop, the compounds in our KinAce platform, which we ceased development of in 2003; and

  approximately $23.3 million to support working capital requirements, in-licensing development activities and for general corporate purposes.
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on the Exhibit Index are included with this report.

10.1†	Employment Agreement with I. Craig Henderson, M.D., dated as of January 31, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.

†	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

(b)    Reports on Form 8-K.

(1) Current Report on Form 8-K, announcing definitive merger agreement to acquire ACCESS Oncology, filed with the SEC on January 15, 2004.

(2) Current Report on Form 8-K, announcing completion of the acquisition of ACCESS Oncology and the private placement of approximately 3.2 million shares of the Company’s common stock, filed with the SEC on February 20, 2004.

(3) Current Report on Form 8-K, announcing the Company’s financial results for the fourth quarter and year ended December 31, 2003, furnished to the SEC on March 26, 2004.

(4) Amended Current Report on Form 8-K/A, including financial statements of the businesses acquired and pro forma financial information, filed with the SEC on April 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: May 14, 2004	By:	/s/ Ron Bentsur
Ron Bentsur
Vice President, Finance and Investor Relations (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1†	Employment Agreement with I. Craig Henderson, M.D., dated as of January 31, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.

†  Indicates management contract or compensatory plan or arrangement.
*   In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

