Form 10-Q
period 2004-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2004-08-12
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

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

There were 30,681,180 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 10, 2004.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

TABLE OF CONTENTS

		Page

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS		2

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Interim Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003 (audited)	3

	Interim Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003 (unaudited)	4

	Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (unaudited)	5

	Notes to Interim Consolidated Financial Statements of June 30, 2004 (unaudited)	8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4	Controls and Procedures	32

PART II	OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders	32

Item 6	Exhibits and Reports on Form 8-K	33

SIGNATURES		34

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

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Consolidated Balance Sheets as of June 30, 2004, and December 31, 2003

(in thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003

	(Unaudited)	(Audited)

Assets
Current assets
Cash and cash equivalents	$38,446	$21,672
Short-term investment securities, held-to-maturity	10,415	9,631
Note and accrued interest receivable from related party	--	352
Accrued interest receivable	117	111
Other receivables and prepaid expenses	488	213

Total current assets	49,466	31,979
Long-term investment securities, held-to-maturity	5,044	--
Property, plant and equipment, net	164	24
Other assets (primarily intangible assets), net	253	220

Total assets	$54,927	$32,223

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$2,031	$894
Accrued compensation and related liabilities	30	103
Deferred revenue	478	--

Total current liabilities	2,539	997
Contingent equity rights	4,003	--
Other liabilities	126	--

Total liabilities	6,668	997

Stockholders’ equity
Common stock, $0.001 par value per share (60,000,000 and 40,000,000 shares authorized, 30,595,364 and 25,016,873 shares issued, 30,539,264 and 24,960,773 shares outstanding at June 30, 2004, and December 31, 2003, respectively)	31	25
Additional paid-in capital	130,778	86,042
Treasury stock, at cost, 56,100 shares at June 30, 2004, and December 31, 2003, respectively	(89)	(89)
Unearned compensation	(2,769)	(142)
Deficit accumulated during the development stage	(79,692)	(54,610)

Total stockholders’ equity	48,259	31,226

Total liabilities and stockholders’ equity	$54,927	$32,223

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Operations for the
Three Months and Six Months Ended June 30, 2004 and 2003

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,		Amounts accumulated during the development stage

	2004	2003	2004	2003

Revenue
Service revenue	$150	$--	$245	$--	$245
Management fees from related party	--	--	--	--	300

Total revenue	150	--	245	--	545

Operating expenses:
Cost of services	123	--	203	--	203

Research and development:
Non-cash compensation	23	(249)	225	(515)	6,952
Non-cash acquired in-process research and development	--	--	18,800	--	18,800
Other research and development	2,067	554	3,719	3,925	33,626

Total research and development expenses	2,090	305	22,744	3,410	59,378

General and administrative:
Non-cash compensation	621	50	806	52	4,385
Other general and administrative	745	1,205	1,838	1,869	19,927

Total general and administrative expenses	1,366	1,255	2,644	1,921	24,312

Total operating expenses	3,579	1,560	25,591	5,331	83,893

Operating loss	(3,429)	(1,560)	(25,346)	(5,331)	(83,348)

Interest income, net	170	65	265	150	4,147

Net loss before income taxes	(3,259)	(1,495)	(25,081)	(5,181)	(79,201)

Income taxes	--	14	1	116	491

Net loss	$(3,259)	$(1,509)	$(25,082)	$(5,297)	$(79,692)

Basic and diluted loss per common share	$(0.11)	$(0.07)	$(0.86)	$(0.26)	$(5.30)

Weighted average shares used in computing basic and diluted net loss per common share	30,466,902	20,739,770	29,147,498	20,377,416	15,035,699

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003

(in thousands)

	Six months ended June 30,		Amounts accumulated during the development stage

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(25,082)	$(5,297)	$(79,692)
Adjustments to reconcile cash flows used in operating activities:
Acquired in-process research and development	18,800	--	18,800
Stock compensation expense (negative expense)	1,031	(463)	11,337
Issuance of common stock to technology licensor	--	--	359
Interest on convertible notes settled through issuance of preferred shares	--	--	253
Depreciation and amortization	76	731	2,342
Loss on disposal of property, plant and equipment	--	6	170
Impairment charges	--	2,482	2,482
Exchange rate differences	(--) *	(9)	97
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in other receivables and prepaid expenses	92	199	(116)
Decrease (increase) in accrued interest receivable	(6)	115	(117)
Changes in deferred tax provisions and valuation allowance	--	102	--
Increase (decrease) in accounts payable and accrued expenses	(175)	(333)	717
Increase (decrease) in income taxes payable	--	(47)	--
Increase (decrease) in accrued compensation and related liabilities	(646)	(656)	(543)
Increase (decrease) in liability in respect of employee severance obligations	--	(188)	--
Increase (decrease) in other liabilities	(29)	--	(29)
Increase (decrease) in deferred revenue	21	--	21

Net cash used in operating activities	(5,918)	(3,358)	(43,919)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(7)	--	(4,410)
Proceeds from disposals of property, plant and equipment	--	40	424
Decrease (increase) in note and accrued interest receivable from related party	(4)	--	(356)
Investment in other assets	--	(64)	(1,188)
Proceeds from (additions to) deposits in respect of employee severance obligations	--	207	--
Proceeds from maturity of (investment in) short-term securities	(784)	4,507	(10,415)
Proceeds from maturity of (investment in) long-term securities	(5,044)	--	(5,044)

Net cash provided by (used in) investing activities	(5,839)	4,690	(20,989)

The accompanying notes are an integral part of the consolidated financial statements.

* Amount less than one thousand dollars.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003
(continued)

(in thousands)

	Six months ended June 30,			Amounts accumulated during the development stage

	2004		2003

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term loans	$--		$--	$500
Proceeds from long-term loans	--		--	3,251
Payment of assumed notes payable and accrued interest	(6,322)		--	(6,322)
Issuance of convertible note, net	--		--	2,150
Issuance of preferred shares, net and contributed capital	--		--	8,453
Receipts on account of shares previously issued	--		--	7
Proceeds from initial public offering, net	--		--	46,298
Proceeds from private placements, net	31,707		--	45,840
Proceeds from exercise of options and warrants	3,052		127	3,269
Purchase of treasury stock	--		(12)	(89)

Net cash provided by financing activities	28,437		115	103,357

Cash and cash equivalents acquired in acquisition	94		--	94
Effect of exchange rate on cash	--	*	9	(97)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,774		1,456	38,446

Cash and cash equivalents at beginning of year	21,672		13,350	--

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,446		$14,806	$38,446

The accompanying notes are an integral part of the consolidated financial statements.

* Amount less than one thousand dollars.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003
(continued)

(in thousands)

	Six months ended June 30,			Amounts accumulated during the development Stage

	2004	2003

NON – CASH TRANSACTIONS
Issuance of common stock in connection with acquisition	$6,325	$--		$6,325
Issuance of contingent equity rights in connection with acquisition	4,003	--		4,003
Assumption of liabilities in connection with acquisition	8,724	--		8,724
Conversion of short-term loans into contributed capital	--	--		500
Conversion of long-term loans into contributed capital	--	--		2,681
Conversion of long-term loans into convertible notes of Partec	--	--		570
Conversion of convertible notes of Partec and accrued interest into stock in Keryx	--	--		2,973
Issuance of warrants to related party as finder’s fee in private placement	--	--		114
Declaration of stock dividend	--	--		3

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,026	$--	*	$1,166
Cash paid for income taxes	$1	$60		$432

The accompanying notes are an integral part of the consolidated financial statements.

* Amount less than one thousand dollars.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements of June 30, 2004 (unaudited)

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

The Company owns a 100% interest in each of ACCESS Oncology, Inc., a U.S. corporation incorporated in the State of Delaware, Keryx (Israel) Ltd., organized in Israel, Keryx Biomedical Technologies Ltd., organized in Israel, and K.B.I. Biopharmaceuticals Ltd., organized in Israel. In 2003, the Company’s three subsidiaries in Israel ceased operations and are in the process of being closed down. Substantially all of the Company’s biopharmaceutical development and administrative activities during the six months ended June 30, 2004 and 2003, respectively, were conducted in the United States of America.

On February 5, 2004, the Company completed the acquisition of ACCESS Oncology, Inc. and its subsidiaries (“ACCESS Oncology”). The transaction was structured as a merger of AXO Acquisition Corp., a Delaware corporation and the Company’s wholly-owned subsidiary, with and into ACCESS Oncology, with ACCESS Oncology remaining as the surviving corporation and a wholly-owned subsidiary of the Company. The transaction was accounted for under the purchase method of accounting. See Note 4 - ACCESS Oncology Acquisition for additional information. The assets and liabilities of ACCESS Oncology that the Company acquired and assumed pursuant to the acquisition have been included in the Company’s consolidated financial statements effective February 5, 2004.

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

A decline that is deemed to be other than temporary in the market value of any held-to-maturity security below cost results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

STOCK-BASED COMPENSATION

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

The following is a pro forma unaudited presentation of reported net loss and net loss per share, calculated to show adjusted values had the compensation expenses for stock options granted under the Company’s stock option plans been determined based on fair value at the grant dates consistent with the method of SFAS No. 123:

	Three months ended June 30,		Six months ended June 30,		Amounts accumulated during the development stage

	2004	2003	2004	2003

Net loss, as reported	$(3,259)	$(1,509)	$(25,082)	$(5,297)	$(79,692)
Add: Stock-based compensation expense to employees and directors determined under the intrinsic value-based method, as included in reported net loss	445	76	445	79	9,485
Deduct: Stock-based compensation expense to employees and directors determined under fair value based method	(832)	(129)	(2,965)	(849)	(15,614)

Pro forma net loss	$(3,646)	$(1,562)	$(27,602)	$(6,067)	$(85,821)

Basic and diluted loss per common share:
As reported	$(0.11)	$(0.07)	$(0.86)	$(0.26)	$(5.30)
Pro forma	$(0.12)	$(0.08)	$(0.95)	$(0.30)	$(5.71)

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon exercise of stock options and warrants, as their inclusion would be anti-dilutive. The common stock equivalent of anti-dilutive securities not included in the computation of net loss per share amounts was 4,788,851 and 3,801,016 for the three months and six months ended June 30, 2004 and 2003, respectively.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees in its statement of operations. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004. The Company currently accounts for its stock-based compensation plans in accordance with APB 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, could have a material effect on the Company's consolidated financial statements.

NOTE 3 – STOCKHOLDERS' EQUITY

During the six months ended June 30, 2004, the compensation committee of the Company’s board of directors granted options to purchase 1,567,500 shares of the Company’s common stock to the Company’s employees, directors and consultants (including an option to purchase 1,000,000 shares granted to I. Craig Henderson, M.D., the Company’s President, who joined the Company pursuant to the acquisition of ACCESS Oncology in February 2004). In addition, options to purchase 150,000 shares of our common stock that were contingently granted to two non-employee directors in June 2003 were issued under the 2004 Long-Term Incentive Plan which was approved, on June 10, 2004, at the recent 2004 annual meeting of stockholders. As a result of these grants, the Company recorded non-cash compensation expense of approximately $583,000 during the six months ended June 30, 2004. The exercise price of the options granted during the six months ended June 30, 2004, was between $4.59 and $11.85 per share. Options for the purchase of 9,000 shares of the Company’s common stock were forfeited during the six months ended June 30, 2004. In addition, options and warrants for the purchase of 1,755,346 shares of the Company’s common stock were exercised during the six months ended June 30, 2004.

On February 17, 2004, the Company completed a private placement of approximately 3.2 million shares of its common stock to institutional investors at $10.00 per share. Total net proceeds of this private placement were approximately $31.7 million. In connection with this private placement, the Company filed a Registration Statement on Form S-3 (File No. 333-113654) on March 16, 2004, and Amendment No. 1 to the Registration Statement on Form S-3/A (File No. 333-113654) on April 1, 2004, which was declared effective by the SEC on May 3, 2004.

On June 10, 2004, at the recent 2004 annual meeting of stockholders, the Company's stockholders approved the following.

  the issuance of up to 3,372,422 shares of the Company’s common stock as merger consideration, subject to the achievement of certain milestones, in connection with the recently completed acquisition of ACCESS Oncology, Inc. (see Note 4 below);

  the Company’s 2004 long-term incentive plan, which provides for a maximum of four million shares of common stock reserved and available for issuance pursuant to awards granted under the plan;

  the delisting of the Company’s common stock from the Alternative Investment Market of the London Stock Exchange, to become effective on August 10, 2004; and

  an amendment to the Company’s amended and restated certificate of incorporation increasing by 20 million the number of shares of authorized common stock to 60 million shares.
NOTE 4 – ACCESS ONCOLOGY ACQUISITION

On February 5, 2004, the Company acquired ACCESS Oncology, a related party, for an estimated purchase price of approximately $19.5 million, which included the Company’s assumption of certain liabilities of ACCESS Oncology equal to approximately $8.7 million, the issuance of shares of the Company’s common stock valued at $6.3 million, contingent equity rights valued at $4.0 million and transaction costs of $0.5 million.

 At the effective time of the merger, each share of ACCESS Oncology common stock, including shares issuable upon the exercise of options exercised before March 1, 2004, and upon the exercise of outstanding warrants, was converted into the right to share in the contingent equity rights pro rata with such other holders of ACCESS Oncology common stock. Pursuant to the merger agreement, 623,145 shares of the Company’s common stock valued at $6.3 million have been issued to the preferred stockholders of ACCESS Oncology. An additional 4,433 shares of the Company’s common stock are issuable to those preferred stockholders of ACCESS Oncology who have yet to provide the necessary documentation to receive shares of the Company’s common stock.

The contingent equity rights will be paid upon the achievement of the following milestones:

  500,000 shares of the Company’s common stock upon enrollment of the first patient in a Keryx-sponsored Phase III (or other Pivotal) clinical trial for any of the acquired ACCESS Oncology drug candidates;

  750,000 shares of the Company’s common stock upon the first new drug application acceptance by the Food and Drug Administration, or FDA, for any of the acquired ACCESS Oncology drug candidates;

  1,750,000 shares of the Company’s common stock upon the first FDA approval of any of the acquired ACCESS Oncology drug candidates; and

  372,422 shares of the Company’s common stock following the first 12-month period that sales of all of the acquired ACCESS Oncology drug candidates combined exceeds $100 million.

In no event will the Company issue more than 4,000,000 shares of its common stock pursuant to the merger agreement. These 4,000,000 shares include 627,578 shares issued or issuable to date and any contingent shares as described above. Accordingly, the amount of the Company’s common stock deliverable to the ACCESS Oncology stockholders as milestone consideration will be no more than 3,372,422 shares of the Company’s common stock, which is the portion of the common stock deliverable as contingent consideration pursuant to the merger agreement. The Company’s stockholders approved the issuance of shares of its common stock payable as contingent milestone consideration at the recent 2004 annual meeting of stockholders, which took place on June 10, 2004.

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

The following is an estimate of the purchase price for ACCESS Oncology:

Assumed liabilities		$8,724,000
Number of shares of Keryx common stock issued	623,145
Multiplied by Keryx’s volume-adjusted weighted average closing price per share measured over the last seven trading days immediately preceding the closing	$10.15	6,325,000

Contingent equity rights		4,003,000
Other transaction costs		450,000

Total estimated purchase price		$19,502,000

The excess of the net assets acquired over the purchase price represented negative goodwill of approximately $4,003,000. Since the negative goodwill is a result of not recognizing contingent consideration (i.e., the contingent equity rights), the lesser of the negative goodwill ($4,003,000) and the maximum value of the contingent equity rights at the date of the acquisition ($34,275,000) has been recorded as a liability, thereby eliminating the negative goodwill to zero. The value of the contingent equity rights of $34,275,000 was based on the volume-adjusted weighted average closing price per share of the Company’s common stock measured over the last seven trading days immediately preceding the closing of the acquisition ($10.15 per share) multiplied by the unissued amount of the Company’s common stock deliverable to the ACCESS Oncology stockholders as milestone consideration (3,376,855 shares).

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

As required by Financial Accounting Standards Board Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method" ("FIN 4"), the Company recorded a charge in the first quarter of 2004 of $18,800,000 for the preliminary estimate of the portion of the purchase price allocated to acquired in-process research and development.

A project-by-project valuation using the guidance in Statement of Financial Accounting Standards No. 141, "Business Combinations" and the AICPA Practice Aid "Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries" is being performed with the assistance of independent valuation specialists to determine the fair value of research and development projects of ACCESS Oncology which were in-process, but not yet completed.

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

The forecast of future cash flows required the following assumptions to be made:
  revenue that is likely to result from specific in-process research and development projects, including estimated patient populations, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles;

  cost of sales related to the potential products using industry data or other sources of market data;

  sales and marketing expense using industry data or other sources of market data;

  general and administrative expenses; and

  research and development expenses.
The final valuation is expected to be completed as soon as possible, but no later than one year from the acquisition date. To the extent that the Company's estimates need to be adjusted, the Company will do so.

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

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Revenue	$150,000	$92,000	$347,000	$97,000
Net loss	$(3,259,000)	$(2,164,000)	$(6,225,000)	$(6,919,000)
Basic and diluted loss per common share	$(0.11)	$(0.10)	$(0.21)	$(0.33)

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

The unaudited pro forma financial information above excludes the non-recurring, non-cash charge of $18,800,000 related to acquired in-process research and development in the six months ended June 30, 2004.

NOTE 5 – BONUS TO OFFICER

Pursuant to an employment agreement, the Chief Executive Officer of the Company received a one-time, $1 million cash bonus, paid in the second quarter of 2004, due to the achievement of a certain milestone event that occurred and was expensed in the first quarter of 2004. Of this amount, $500,000 was included in other research and development expenses and $500,000 was included in other general and administrative expenses for the six months ended June 30, 2004.

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

KRX-0401 is a novel, first-in-class, oral Akt-inhibitor that has demonstrated preliminary single agent anti-tumor activity in Phase I studies and is currently in a Phase II clinical program evaluating KRX-0401 as a single agent in the treatment of multiple forms of cancer. Currently, there are several Phase II clinical trials being conducted and funded by the National Cancer Institute, or NCI, a department of the National Institutes of Health, or NIH, under a Cooperative Research and Development Agreement, or CRADA, arrangement. During the second quarter of 2004, we announced the initiation of the Keryx-sponsored Phase II program for KRX-0401. In connection with this clinical program, we intend to initiate several single-agent and combination studies testing KRX-0401 as a treatment for various forms of cancer. To date we have initiated two trials under this program. The first trial that has been initiated from the program is a multi-center study that will evaluate the safety and efficacy of KRX-0401 as a single agent in the treatment of patients with non-small cell lung cancer (NSCLC) who have progressed despite standard therapy. The second trial that has been initiated is a multi-center study that will evaluate KRX-0401 in combination with Gemcitabine (Gemzar®), a form of chemotherapy, in the treatment of several tumor types for which Gemcitabine is currently indicated, including non-small-cell lung cancer, breast cancer and pancreatic cancer.

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

We were incorporated in Delaware in October 1998. We commenced operations in November 1999, following our acquisition of substantially all of the assets and certain of the liabilities of Partec Ltd., our predecessor company that began operations in January 1997. Since commencing operations, our activities have been primarily devoted to developing our technologies and drug candidates, acquiring clinical-stage compounds, raising capital, purchasing assets for our facilities, and recruiting personnel. We are a development stage company and have no product sales to date. Our major sources of working capital have been proceeds from various private placements of equity securities, option and warrant exercises, and from our initial public offering.

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

Our general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, general legal activities and facilities related expenses. We anticipate that general and administrative expenses will increase for the foreseeable future as we expand our operating activities and as a result of increased costs associated with being a publicly-traded company.

Our results of operations include non-cash compensation expense as a result of the grants of stock, stock options and warrants. Compensation expense for options and warrants granted to employees and directors represents the intrinsic value (the difference between the stock price of the common stock and the exercise price of the options or warrants) of the options and warrants at the date of grant, as well as the difference between the stock price at reporting date and the exercise price, in the case where a measurement date has not been reached. The compensation cost is recorded over the respective vesting periods of the individual stock options and warrants. The expense is included in the respective categories of expense in the statement of operations. We expect to incur significant non-cash compensation expense in the future; however, because some of the options and warrants issued to employees, consultants and other third-parties either do not vest immediately or vest upon the achievement of certain milestones, the total expense is uncertain.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2004, and June 30, 2003

Revenue. Service revenue for the three months ended June 30, 2004, was $150,000 as compared to no revenue for the three months ended June 30, 2003. Service revenue for the three months ended June 30, 2004, was generated by OCOG, a subsidiary acquired through our acquisition of ACCESS Oncology in the first quarter of 2004. We do not expect our service revenues to have a material impact on our financial results during the remainder of 2004.

Cost of Services Expense. Cost of services expense for the three months ended June 30, 2004, was $123,000 as compared to no cost of services expenses for the three months ended June 30, 2003. Cost of services expense for the three months ended June 30, 2004, was generated by OCOG, a subsidiary acquired through our acquisition of ACCESS Oncology in the first quarter of 2004. We do not expect our cost of services expenses to have a material impact on our financial results during the remainder of 2004.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option grants and warrant issuances was $23,000 for the three months ended June 30, 2004, as compared to negative $249,000 for the three months ended June 30, 2003. This increase in non-cash compensation expense was primarily due to the issuance of additional options to consultants partially offset by the adjustment to fair market value of previously-issued options to consultants.

Non-Cash Acquired In-Process Research and Development Expense. As required by FIN 4, the Company recorded a charge of $18,800,000 in the first quarter of 2004 for the preliminary estimate of the portion of the purchase price of ACCESS Oncology allocated to acquired in-process research and development. We did not record a charge during the three months ended June 30, 2004; however, a valuation is being finalized with the assistance of independent valuation specialists to determine the fair value of research and development projects of ACCESS Oncology which were in-process, but not yet completed. The final valuation is expected to be completed as soon as possible but no later than one year from the acquisition date. To the extent that our estimates need to be adjusted, we will do so.

Other Research and Development Expenses. Other research and development expenses increased by $1,513,000 to $2,067,000 for the three months ended June 30, 2004, as compared to expenses of $554,000 for the three months ended June 30, 2003. The increase in other research and development expenses was due primarily to a $1,503,000 increase in expenses related to KRX-101, as well as a $313,000 increase in expenses related to our recently acquired drug portfolio from ACCESS Oncology, as described below. This increase was partially offset by the absence of a $63,000 non-cash impairment charge associated with our 2003 restructuring that was taken during the comparative period last year, as well as the absence of $112,000 in expenses related to early stage research and development which ceased in 2003.

We expect our other research and development costs to increase for the remainder of 2004 as a result of our U.S.-based clinical program for KRX-101 and the recently announced corporate clinical program for KRX-0401, including the planned commencement of additional single agent and combination trials, as well as the planned development programs for the other oncology drug candidates within our portfolio.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense related to stock option grants was $621,000 for the three months ended June 30, 2004, as compared to expenses of $50,000 for the three months ended June 30, 2003. This increase in non-cash compensation expense was primarily due to the issuance of previously granted options to purchase shares of our common stock to two non-employee directors at an exercise price less than market price at issue date (but equal to market price at grant date).

Other General and Administrative Expenses. Other general and administrative expenses decreased by $460,000 to $745,000 for the three months ended June 30, 2004, as compared to expenses of $1,205,000 for the three months ended June 30, 2003. The decrease in general and administrative expenses was due primarily to the absence of a $124,000 non-cash impairment charge as well as the absence of $420,000 in accelerated depreciation of leasehold improvements associated with our 2003 restructuring that was taken during the comparative period last year.

We expect our general and administrative costs to increase modestly over the remainder of 2004 primarily as a result of our increased general and administrative staffing and related overhead.

Interest Income (Expense), Net. Interest income, net, increased by $105,000 to $170,000 for the three months ended June 30, 2004, as compared to income of $65,000 for the three months ended June 30, 2003. The increase resulted from a higher level of invested funds due to the completion of two private placement transactions that closed in November 2003 and February 2004, respectively.

Income Taxes. For the three months ended June 30, 2004, no income tax expense was recorded. The $14,000 tax expense for the three months ended June 30, 2003, was primarily due to an adjustment of a prior-period's tax liability which was done upon the presentation of a tax assessment.

Six months ended June 30, 2004, and June 30, 2003

Revenue. Service revenue for the six months ended June 30, 2004, was $245,000 as compared to no revenue for the six months ended June 30, 2003. Service revenue for the six months ended June 30, 2004, was generated by OCOG, a subsidiary acquired through our acquisition of ACCESS Oncology in the first quarter of 2004. We do not expect our service revenues to have a material impact on our financial results during the remainder of 2004.

Cost of Services Expense. Cost of services expense for the six months ended June 30, 2004, was $203,000 as compared to no cost of services expenses for the six months ended June 30, 2003. Cost of services expense for the six months ended June 30, 2004, was generated by OCOG, a subsidiary acquired through our acquisition of ACCESS Oncology in the first quarter of 2004. We do not expect our cost of services expenses to have a material impact on our financial results during the remainder of 2004.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option grants and warrant issuances was $225,000 for the six months ended June 30, 2004, as compared to negative $515,000 for the six months ended June 30, 2003. This increase in non-cash compensation expense was primarily due to the issuance of options to consultants as well as due to the adjustment to fair market value of previously-issued options to consultants.

Non-Cash Acquired In-Process Research and Development Expense. As required by FIN 4, the Company recorded a charge of $18,800,000 in the six months ended June 30, 2004, for the preliminary estimate of the portion of the purchase price of ACCESS Oncology allocated to acquired in-process research and development. A project-by-project valuation is being performed with the assistance of independent valuation specialists to determine the fair value of research and development projects of ACCESS Oncology which were in-process, but not yet completed. The final valuation is expected to be completed as soon as possible but no later than one year from the acquisition date. To the extent that our estimates need to be adjusted, we will do so.

Other Research and Development Expenses. Other research and development expenses decreased by $206,000 to $3,719,000 for the six months ended June 30, 2004, as compared to expenses of $3,925,000 for the six months ended June 30, 2003. The decrease in other research and development expenses was due primarily to the absence of a $2,358,000 non-cash impairment charge associated with our 2003 restructuring that was taken during the comparative period last year, as well as the absence of $812,000 in expenses related to early stage research and development which ceased in 2003. This decrease was partially offset by a $2,577,000 increase in expenses related to KRX-101, which includes a one-time bonus to our Chief Executive Officer for the achievement of a certain milestone pursuant to his employment agreement, as well as a $581,000 increase in expenses related to our recently acquired drug portfolio from ACCESS Oncology, as described below.

We expect our other research and development costs to increase for the remainder of 2004 as a result of our U.S.-based clinical program for KRX-101 and the recently announced corporate clinical program for KRX-0401, including the planned commencement of additional single agent and combination trials, as well as the planned commencement of our clinical programs for the other oncology drug candidates within our portfolio.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense related to stock option grants was $806,000 for the six months ended June 30, 2004, as compared to expenses of $52,000 for the six months ended June 30, 2003. This increase in non-cash compensation expense was primarily due to the issuance of previously granted options to purchase shares of our common stock to two non-employee directors at an exercise price less than market price at issue date (but equal to market price at grant date) and due to the issuance of options to consultants.

Other General and Administrative Expenses. Other general and administrative expenses decreased by $31,000 to $1,838,000 for the six months ended June 30, 2004, as compared to expenses of $1,869,000 for the six months ended June 30, 2003. The decrease in general and administrative expenses was due primarily to the absence of a $124,000 non-cash impairment charge as well as the absence of $420,000 in accelerated depreciation of leasehold improvements associated with our 2003 restructuring that was taken during the comparative period last year. The decrease was partially offset by increased payroll expenses relating to a one-time bonus to our Chief Executive Officer for the achievement of a certain milestone pursuant to his employment agreement.

We expect our general and administrative costs to increase modestly over the remainder of 2004 primarily as a result of our increased general and administrative staffing and related overhead.

Interest Income (Expense), Net. Interest income, net, increased by $115,000 to $265,000 for the six months ended June 30, 2004, as compared to income of $150,000 for the six months ended June 30, 2003. The increase resulted from a higher level of invested funds due to the completion of two private placement transactions that closed in November 2003 and February 2004, respectively, partially offset by financing expenses related to notes payable assumed in the acquisition of ACCESS Oncology, which we repaid subsequent to closing the acquisition.

Income Taxes. Income tax expense decreased by $115,000 to $1,000 for the six months ended June 30, 2004, as compared to expenses of $116,000 for the six months ended June 30, 2003. Our income tax expense for the six months ended June 30, 2004, results from taxes imposed on our capital. The $116,000 tax expense for the six months ended June 30, 2003, was primarily due to the write-off of the deferred tax assets of our Israeli subsidiaries. Such write-off was a non-recurring item.

RECENT DEVELOPMENTS

Phase II Corporate Clinical Program for KRX-0401 (Perifosine)

During the second quarter of 2004, we announced the initiation of the Keryx-sponsored Phase II program for KRX-0401. In connection with this clinical program, we intend to initiate several single-agent and combination studies testing KRX-0401 as a treatment for various forms of cancer. To date we have initiated two trials under this program. The first trial that has been initiated in the program is a multi-center study that will evaluate the safety and efficacy of KRX-0401 as a single agent in the treatment of patients with non-small cell lung cancer (NSCLC) who have progressed despite standard therapy. The second trial that has been initiated is a multi-center study that will evaluate KRX-0401 in combination with Gemcitabine (Gemzar®), a form of chemotherapy, in the treatment of several tumor types for which Gemcitabine is currently indicated, including non-small-cell lung cancer, breast cancer and pancreatic cancer.

ACCESS Oncology Acquisition

In February 2004, we completed the acquisition of ACCESS Oncology, a privately-held, cancer-focused biotechnology company. The acquired drug portfolio includes three clinical-stage compounds, designated as KRX-0401, KRX-0402 and KRX-0403. KRX-0401 is a novel, first-in-class, oral Akt-inhibitor that has demonstrated preliminary single agent anti-tumor activity in Phase I studies and is currently in several Phase II clinical trials being conducted and funded by the NCI, a department of the NIH, under a CRADA arrangement, in addition to the Keryx-sponsored clinical program for the drug. The acquired cancer portfolio also includes KRX-0402, an inhibitor of DNA repair, which is also being studied by the NCI under a CRADA arrangement in multiple clinical trials. In addition, the portfolio includes KRX-0403, which is a novel spindle poison in the same general class as Navelbine®, Taxol® and Taxotere®. KRX-0403 has completed a Phase I study. In addition, as a part of the acquisition of ACCESS Oncology, we acquired OCOG, a subsidiary of ACCESS Oncology, which provides clinical trial management and site recruitment services to biotechnology and pharmaceutical companies.

We acquired ACCESS Oncology for an estimated purchase price of approximately $19.5 million, which included our assumption of certain liabilities of ACCESS Oncology equal to approximately $8.7 million, the issuance of shares of our common stock valued at $6.3 million, contingent equity rights valued at $4.0 million and transaction costs of $0.5 million.

At the effective time of the merger, each share of ACCESS Oncology common stock, including shares issuable upon the exercise of options exercised before March 1, 2004, and upon the exercise of outstanding warrants, was converted into the right to share in the contingent equity rights pro rata with such other holders of ACCESS Oncology common stock. Pursuant to the merger agreement, 623,145 shares of our common stock valued at $6.3 million have been issued to the preferred stockholders of ACCESS Oncology. An additional 4,433 shares of our common stock are issuable to those preferred stockholders of ACCESS Oncology who have yet to provide the necessary documentation to receive shares of our common stock.

The contingent equity rights will be paid upon the achievement of the following milestones:

  500,000 shares of our common stock upon enrollment of the first patient in a Keryx-sponsored Phase III (or other Pivotal) clinical trial for any of the acquired ACCESS Oncology drug candidates;

  750,000 shares of our common stock upon the first new drug application acceptance by the FDA for any of the acquired ACCESS Oncology drug candidates;

  1,750,000 shares of our common stock upon the first FDA approval of any of the acquired ACCESS Oncology drug candidates; and

  372,422 shares of our common stock following the first 12-month period that sales of all of the acquired ACCESS Oncology drug candidates combined exceeds $100 million.

In no event will we issue more than 4,000,000 shares of our common stock pursuant to the merger agreement. These 4,000,000 shares include 627,578 shares issued or issuable to date and any contingent shares as described above. Accordingly, the amount of our common stock deliverable to the ACCESS Oncology stockholders as milestone consideration will be no more than 3,372,422 shares of our common stock, which is the portion of the common stock deliverable as contingent consideration pursuant to the merger agreement. Our stockholders approved the issuance of shares of our common stock payable as contingent milestone consideration at the recent 2004 annual meeting of stockholders, which took place on June 10, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through our initial public offering, various private placement transactions, and option and warrant exercises. As of June 30, 2004, we had received net proceeds of $46.3 million from our initial public offering, and proceeds of approximately $57.4 million from private placements of common and preferred stock, including $2.9 million raised through the contribution by holders of their notes issued by our predecessor company, and proceeds of $3.3 million from the exercise of options and warrants.

The funds raised not only have provided us with capital to support our current and planned clinical programs for KRX-101, KRX-0401 and the other oncology drug candidates within our portfolio for at least the next 36 months, but also have provided us with added flexibility in our in-licensing and product acquisition program to build out our pipeline with additional clinical-stage drug candidates.

As of June 30, 2004, we had $54.0 million in cash, cash equivalents, interest receivable, and short-term and long-term securities, an increase of $22.6 million from December 31, 2003. Cash used in operating activities for the six months ended June 30, 2004, was $5.9 million as compared to $3.4 million for the six months ended June 30, 2003. This increase in cash used in operating activities was due primarily to increased expenditures associated with the execution of our business plan as well as the payment of certain liabilities assumed in the acquisition of ACCESS Oncology. For the six months ended June 30, 2004, net cash used in investing activities of $5.8 million was primarily the result of the investment in long-term securities following the private placement transaction that closed in February 2004. For the six months ended June 30, 2004, net cash provided by financing activities of $28.4 million was primarily the result of the net proceeds of $31.7 million and $3.1 million generated from our private placement transaction that closed in February 2004 and the exercise of options and warrants, respectively, offset by the payment of notes payable and accrued interest assumed in the acquisition of ACCESS Oncology.

We believe that our $54.0 million in cash, cash equivalents, interest receivable and short-term and long-term securities as of June 30, 2004, will be sufficient to enable us to meet our planned operating needs and capital expenditures for at least the next 36 months. Our cash and cash equivalents and short-term and long-term securities, as of June 30, 2004, are invested in highly liquid investments such as cash, money market accounts and short-term and long-term U.S. corporate and government debt securities. As of June 30, 2004, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout the remainder of 2004 will continue to be funded from existing cash, cash equivalents, and short-term securities.

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
We have based our estimate on assumptions that may prove to be inaccurate. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing may be obtained through strategic relationships, public or private sales of our equity or debt securities, and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of our common stock or other securities convertible into shares of our common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations, and our business, financial condition and results of operations would be materially harmed.

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

OBLIGATIONS AND COMMITMENTS

As of June 30, 2004, we have known contractual obligations, commitments and contingencies of $1,818,000. Of this amount, $1,381,000 relates to research and development agreements (primarily relating to our U.S.-based clinical program for KRX-101), of which $1,299,000 is due within the next year, with the remaining $82,000 due within one to three years. The additional $437,000 relates to current operating lease obligations, of which $228,000 is due within the next year, with the remaining $209,000 due within one to three years.

	Payment due by period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Research & Development Agreements	$1,381,000	$1,299,000	$82,000	--	--
Operating Leases	437,000	228,000	209,000	--	--
Total	$1,818,000	$1,527,000	$291,000	--	--

Additionally, we have undertaken to make contingent milestone payments to certain of our licensors of up to approximately $41.9 million over the life of the licenses, of which $28.0 million will be due upon or following regulatory approval of the drugs. In certain cases, such payments will reduce any royalties due on sales of related products. In the event that the milestones are not achieved, we remain obligated to pay one licensor $50,000 annually until the license expires. We have also committed to pay to the former stockholders of ACCESS Oncology certain contingent equity rights if its drug candidates meet development milestones, as described in more detail above. In addition, pursuant to an employment agreement, our Chief Executive Officer is entitled to receive a one-time $2.0 million performance-based cash bonus upon the achievement of a certain milestone event. These commitments are not included in the table above.

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

We define critical accounting policies as those that are reflective of significant judgments and uncertainties and which may potentially result in materially different results under different assumptions and conditions. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. These estimates are subject to an inherent degree of uncertainty. Our critical accounting policies include the following:

Accounting For Income Taxes. In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimation of our actual current tax exposure and assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our U.S. deferred tax assets with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. In prior periods, our wholly-owned Israeli subsidiaries had generated taxable income in respect of services provided within the group, and therefore we believed in the past that our deferred tax assets relating to the Israeli subsidiaries would be realized. With the cessation of operating activities in Israel during 2003 and the resulting absence of taxable income from the Israeli subsidiaries, the deferred tax asset was written off in 2003. Our current income tax expense results from taxes imposed on our capital.

Stock Compensation. We have granted options to employees, directors and consultants, as well as warrants to other third parties. In applying SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, we use the Black-Scholes pricing model to calculate the fair market value of our options and warrants. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option or warrant, the closing market price of our stock and the exercise price. We have assumed for the purposes of the Black-Scholes calculation that an option will be exercised one year after it fully vests. We base our estimates of our stock price volatility on the volatility during the period prior to the grant of the option or warrant; however, this estimate is neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, it was assumed that no dividends would be paid during the life of the options and warrants.

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

A project-by-project valuation using the guidance in Statement of Financial Accounting Standards No. 141, “Business Combinations” and the AICPA Practice Aid “Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries” is being performed with the assistance of independent valuation specialists to determine the fair value of research and development projects of ACCESS Oncology which were in-process, but not yet completed.

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

The forecast of future cash flows required the following assumptions to be made:

  revenue that is likely to result from specific in-process research and development projects, including estimated patient populations, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles;

  cost of sales related to the potential products using industry data or other sources of market data;

  sales and marketing expense using industry data or other market data;

  general and administrative expenses; and

  research and development expenses.
The final valuation is expected to be completed as soon as possible but not later than one year from the acquisition date. To the extent that our estimates need to be adjusted, we will do so.

RECENTLY ISSUED ACCOUNTING STANDARDS

On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees in its statement of operations. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies as of the beginning of the first fiscal year beginning after December 15, 2004. We currently account for our stock-based compensation plans in accordance with APB 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, could have a material effect on our consolidated financial statements.

RISK FACTORS

You should carefully consider the following risks and uncertainties. If any of the following occurs, our business, financial condition or operating results could be materially harmed. These factors could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history and have incurred substantial operating losses since our inception. We expect to continue to incur losses in the future and may never become profitable.

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception, expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2004, we had an accumulated deficit of approximately $79.7 million. As we expand our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates or technologies.

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

If we are unable to successfully complete our clinical trial programs for KRX-101 or our recently acquired cancer compounds, or if such clinical trials take longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

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

Additionally, we have submitted a subpart H clinical development plan to the FDA for the clinical development of KRX-101 for diabetic nephropathy. A final agreement on the specifics of our clinical program for that development plan has not been agreed to with the FDA, and we cannot give any assurance that an acceptable final agreement on the specifics of such clinical program will ever be reached with the FDA. In fact, based on the FDA’s comments to our last submission, we believe that additional discussions with the FDA will be required prior to final agreement on the specifics of our subpart H accelerated approval clinical program. We cannot assure you as to when those discussions will take place or that the results of such discussions will be satisfactory to us. Additionally, the FDA has stated that, based on the novelty of the approach that we have discussed with them, they may want to refer our proposed approach to the Cardio-Renal Advisory Committee.

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

We do not own any of our drug candidates. We have licensed the patent rights to these drugs candidates from others. These license agreements require us to meet development or financing milestones and impose development and commercialization due diligence requirements on us. In addition, under these agreements, we must pay royalties on sales of products resulting from licensed technologies and pay the patent filing, prosecution and maintenance costs related to the licenses. If we do not meet our obligations in a timely manner or if we otherwise breach the terms of our agreements, our licensors could terminate the agreements, and we would lose the rights to our drug candidates.

Because our business model is based, in part, on the acquisition or in-licensing of additional clinical product candidates, if we fail to acquire or in-license such clinical product candidates, our future growth prospects may be substantially impaired.

As a major part of our business strategy, we plan to continue to acquire or in-license additional clinical stage product candidates. If we fail to acquire or in-license such product candidates, we may not achieve expectations of our future performance. Because we do not intend to engage in significant discovery research, we must rely on third parties to sell or license new product opportunities to us. Other companies, including some with substantially greater financial, development, marketing and sales resources, are competing with us to acquire or in-license such products or product candidates. We may not be able to acquire or in-license rights to additional products or product candidates on acceptable terms, if at all.

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

We have entered into a contract manufacturing relationship with a U.S.-based contract manufacturer for KRX-101 drug product which we believe will be adequate to satisfy our current clinical and commercial supply needs; however, as we seek to transition our manufacturing of KRX-101 to our U.S.-based contract manufacturer, we will need to create a reproducible manufacturing process that will ensure consistent manufacture of KRX-101 across multiple batches and sources. As with all heparin-like compounds, the end product is highly sensitive to the manufacturing process utilized. Accordingly, the creation of a reproducible process will be required for the successful commercialization of KRX-101. There can be no assurance that we will be successful in this endeavor.

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

We currently have 20 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. In addition, while we have an employment agreement with Mr. Weiss, this agreement would not prevent him from terminating his employment with us.

Any acquisitions we make may dilute your equity or require a significant amount of our available cash and may not be scientifically or commercially successful.

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

We believe that we have obtained sufficient product liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the commercial sale of any approved products if marketing approval is obtained; however, insurance coverage is becoming increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. We may not be able to obtain additional insurance coverage that will be adequate to cover product liability risks that may arise. Regardless of merit or eventual outcome, product liability claims may result in:
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

We expect to use, rather than generate, funds from operations for the foreseeable future. Based on our current plans, we believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements for at least the next 36 months; however, the actual amount of funds that we will need prior to or after that date will be determined by many factors, some of which are beyond our control. As a result, we may need funds sooner or in different amounts than we currently anticipate. These factors include:
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

Our prior restructurings may result in additional Israeli-related liabilities.

In September 2001, one of our Israeli subsidiaries received the status of an “Approved Enterprise,” a status which grants certain tax benefits in Israel in accordance with the “Law for the Encouragement of Capital Investments, 1959.” Through December 31, 2003, our Israeli subsidiary, which ceased operations in 2003, has received tax benefits in the form of exemptions of approximately $744,000 as a result of our subsidiary’s status as an “Approved Enterprise.” As part of the restructuring implemented during 2003, we closed down our Jerusalem laboratory facility. In October 2003, the subsidiary received a letter from the Israeli Ministry of Industry and Trade that its Approved Enterprise status was cancelled as of July 2003 and that past benefits would not need to be repaid. The Israeli tax authorities have yet to confirm this position; however, we believe that, based on the letter received from the Ministry of Industry and Trade, it is unlikely that past benefits will need to be repaid, and therefore, we have not recorded any charge with respect to this potential liability. There can be no assurances that the Israeli tax authorities will confirm this position. As a result, we may be liable to repay some or all of the tax benefits received to date, which could adversely affect our cash flow and results of operations.

In July 2003, our Israeli subsidiaries vacated their Jerusalem facility and relocated to smaller facilities. The landlord of the Jerusalem facility has alleged that we were immediately liable to pay the landlord a sum in excess of $1.1 million as a result of the alleged breach of the lease agreement for the Jerusalem facility. The amount being demanded by the landlord included rent for the entire remaining term of the lease (through 2005), as well as property taxes and other costs. In August 2003, the landlord claimed a bank guarantee, in the amount of $222,000, which was previously provided as security in connection with the lease agreement making the net amount potentially due to the landlord $776,000. To date, no litigation has been initiated, and, to our knowledge, the landlord has succeeded in leasing most if not all the space to one or more new tenants.

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

As of June 30, 2004, our executive officers, directors and principal stockholders (including their affiliates) beneficially own, in the aggregate, approximately 28.24% of our outstanding common stock, including, for this purpose, currently exercisable options and warrants held by our executive officers, directors and principal stockholders. As a result, these persons, acting together, may have the ability to effectively determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, acting together, may have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by discouraging a potential acquirer from at tempting to acquire us.

Our stock price could be volatile which increases the risk of litigation, and may result in a significant decline in the value of your investment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt securities in accordance with our investment policy. Some of these securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of June 30, 2004, our portfolio of financial instruments consists of cash equivalents and short-term and long-term interest bearing securities, including corporate debt, money market funds and government debt securities. The average duration of all of our investments held as of June 30, 2004 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 2004, we held our annual meeting of stockholders. At the meeting, I. Craig Henderson, M.D. was elected and Malcolm Hoenlein, Peter M. Kash, Lawrence Jay Kessel, M.D., Lindsay A. Rosenwald, M.D., Peter Salomon, M.D., and Michael S. Weiss were re-elected to our board of directors. The vote with respect to each nominee is as set forth below:

Nominee	Total Votes For	Total Votes Withheld
I. Craig Henderson, M.D.	20,562,441	329,937
Malcolm Hoenlein	20,879,478	12,900
Peter M. Kash	20,879,478	12,900
Lawrence Jay Kessel, M.D.	20,879,478	12,900
Lindsay A. Rosenwald, M.D.	20,879,478	12,900
Peter Salomon, M.D.	20,879,478	12,900
Michael S. Weiss	20,562,441	329,937

In addition, our stockholders approved the following.
  the issuance of up to 3,372,422 shares of our common stock as merger consideration, subject to the achievement of certain milestones, in connection with the recently completed acquisition of ACCESS Oncology, Inc.;
For	Against	Abstain	Broker Non-Votes
10,011,034	207,161	11,403	10,662,780
  our 2004 long-term incentive plan, which provides for a maximum of four million shares of common stock reserved and available for issuance pursuant to awards granted under the plan;
For	Against	Abstain	Broker Non-Votes
6,498,227	3,720,421	10,950	10,662,780

  the delisting of our common stock from the Alternative Investment Market of the London Stock Exchange, to become effective on August 10, 2004; and
For	Against	Abstain	Broker Non-Votes
9,876,606	336,692	16,300	10,662,780
  the approval for an amendment to our amended and restated certificate of incorporation increasing by 20 million the number of shares of authorized common stock to 60 million shares.
For	Against	Abstain	Broker Non-Votes
9,681,687	540,511	7,400	10,662,780

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc.

3.2
Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 26, 2002 (File No. 000-30929), and incorporated herein by reference.

10.1
Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan, filed as Annex C to the Registrant's Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed on April 29, 2004, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2004.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2004.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2004.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2004.

(b) Reports on Form 8-K.

(1) Amended Current Report on Form 8-K/A, including financial statements of the businesses acquired and pro forma financial information, filed with the SEC on April 20, 2004.

(2) Current Report on Form 8-K, announcing the Company’s financial results for the first quarter ended Match 31, 2004, furnished to the SEC on May 7, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: August 12, 2004	By:	/s/ Ron Bentsur
Ron Bentsur
Vice President, Finance and Investor Relations (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

3.1	Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2004.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2004.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2004.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2004.

