Form 10-Q
period 2004-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2004-11-12
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

There were 31,133,680 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 5, 2004.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

		Page

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS		1

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003 (audited)	2

	Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003 (unaudited)	3

	Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)	4

	Notes to Interim Consolidated Financial Statements as of September 30, 2004 (unaudited)	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 6	Exhibits	31

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, those relating to:

•	our expectations for increases or decreases in expenses;

•	our expectations for the development, manufacturing, and approval of KRX-101, KRX-0401, KRX-0402, KRX-0403 or any other products we may acquire or in-license;

•	our expectations for incurring additional capital expenditures to expand our research and development capabilities;

•	our expectations for generating revenue or becoming profitable on a sustained basis;

•	our expectations or ability to enter into marketing and other partnership agreements;

•	our expectations or ability to enter into product acquisition and in-licensing transactions;

•	our estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating and capital requirements;

•	our expected losses; and

•	our expectations for future capital requirements.

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

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Balance Sheets as of September 30, 2004, and December 31, 2003

(in thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$35,690	$21,672
Short-term investment securities, held-to-maturity	15,679	9,631
Note and accrued interest receivable from related party	--	352
Accrued interest receivable	44	111
Other receivables and prepaid expenses	811	213
Total current assets	52,224	31,979
Property, plant and equipment, net	157	24
Other assets (primarily intangible assets), net	236	220
Total assets	$52,617	$32,223

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$2,353	$894
Accrued compensation and related liabilities	28	103
Deferred revenue	212	--
Total current liabilities	2,593	997
Contingent equity rights	4,003	--
Other liabilities	109	--
Total liabilities	6,705	997
Stockholders’ equity
Common stock, $0.001 par value per share (60,000,000 and 40,000,000 shares authorized, 30,890,280 and 25,016,873 shares issued, 30,834,180 and 24,960,773 shares outstanding at September 30, 2004, and December 31, 2003, respectively)	31	25
Additional paid-in capital	131,357	86,042
Treasury stock, at cost, 56,100 shares at September 30, 2004, and December 31, 2003, respectively	(89)	(89)
Unearned compensation	(2,442)	(142)
Deficit accumulated during the development stage	(82,945)	(54,610)
Total stockholders’ equity	45,912	31,226
Total liabilities and stockholders’ equity	$52,617	$32,223

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Operations for the
Three Months and Nine Months Ended September 30, 2004 and 2003

 (in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Amounts accumulated during the development
	2004	2003	2004	2003	stage
Revenue:
Service revenue	$397	$--	$642	$--	$642
Management fees from related party	--	--	--	--	300
Total revenue	397	--	642	--	942

Operating expenses:
Cost of services	416	--	619	--	619

Research and development:
Non-cash compensation	70	--	295	(515)	7,022
Non-cash acquired in-process research and development	--	--	18,800	--	18,800
Other research and development	2,594	810	6,313	4,735	36,220
Total research and development expenses	2,664	810	25,408	4,220	62,042

General and administrative:
Non-cash compensation	161	17	967	69	4,546
Other general and administrative	596	763	2,434	2,632	20,523
Total general and administrative expenses	757	780	3,401	2,701	25,069

Total operating expenses	3,837	1,590	29,428	6,921	87,730

Operating loss	(3,440)	(1,590)	(28,786)	(6,921)	(86,788)

Interest income, net	187	34	452	184	4,334
Net loss before income taxes	(3,253)	(1,556)	(28,334)	(6,737)	(82,454)

Income taxes	--	--	1	116	491
Net loss	$(3,253)	$(1,556)	$(28,335)	$(6,853)	$(82,945)

Basic and diluted loss per common share	$(0.11)	$(0.07)	$(0.95)	$(0.33)	$(5.34)

Weighted average shares used in computing basic and diluted net loss per common share	30,743,132	21,107,158	29,683,258	20,623,339	15,546,338

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

 (in thousands)

	Nine months ended September 30,		Amounts accumulated during the development
	2004	2003	stage
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(28,335)	$(6,853)	$(82,945)
Adjustments to reconcile cash flows used in operating activities:
Acquired in-process research and development	18,800	--	18,800
Stock compensation expense (negative expense)	1,262	(446)	11,568
Issuance of common stock to technology licensor	--	--	359
Interest on convertible notes settled through issuance of preferred shares	--	--	253
Depreciation and amortization	116	905	2,382
Loss on disposal of property, plant and equipment	--	37	170
Impairment charges	--	2,482	2,482
Exchange rate differences	(3)	9	94
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in other receivables and prepaid expenses	(233)	(15)	(441)
Decrease (increase) in accrued interest receivable	67	127	(44)
Changes in deferred tax provisions and valuation allowance	--	102	--
Increase (decrease) in accounts payable and accrued expenses	147	(130)	1,039
Increase (decrease) in income taxes payable	--	(47)	--
Increase (decrease) in accrued compensation and related liabilities	(647)	(988)	(544)
Increase (decrease) in liability in respect of employee severance obligations	--	(188)	--
Increase (decrease) in other liabilities	(46)	--	(46)
Increase (decrease) in deferred revenue	(244)	--	(244)
Net cash used in operating activities	(9,116)	(5,005)	(47,117)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(18)	(3)	(4,421)
Proceeds from disposals of property, plant and equipment	--	369	424
Decrease (increase) in note and accrued interest receivable from related party	(4)	--	(356)
Investment in other assets	(4)	(65)	(1,192)
Proceeds from (additions to) deposits in respect of employee severance obligations	--	300	--
Proceeds from maturity of (investment in) short-term securities	(6,048)	2,915	(15,679)

Net cash provided by (used in) investing activities	(6,074)	3,516	(21,224)

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003
(continued)

(in thousands)

	Nine months ended September 30,		Amounts accumulated during the development
	2004	2003	stage
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term loans	$--	$--	$500
Proceeds from long-term loans	--	--	3,251
Payment of assumed notes payable and accrued interest in connection with the ACCESS Oncology acquisition	(6,322)	--	(6,322)
Issuance of convertible note, net	--	--	2,150
Issuance of preferred shares, net	--	--	8,453
Receipts on account of shares previously issued	--	--	7
Proceeds from initial public offering, net	--	--	46,298
Proceeds from private placements, net	31,707	--	45,840
Proceeds from exercise of options and warrants	3,726	164	3,943
Purchase of treasury stock	--	(12)	(89)

Net cash provided by financing activities	29,111	152	104,031

Cash and cash equivalents acquired in acquisition	94	--	94
Effect of exchange rate on cash	3	(9)	(94)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,018	(1,346)	35,690

Cash and cash equivalents at beginning of year	21,672	13,350	--

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,690	$12,004	$35,690

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003
(continued)

(in thousands)

	Nine months ended September 30,			Amounts accumulated during the development
	2004		2003	stage
NON - CASH TRANSACTIONS
Issuance of common stock in connection with acquisition	$6,325		$--	$6,325
Issuance of contingent equity rights in connection with acquisition	4,003		--	4,003
Assumption of liabilities in connection with acquisition	8,724		--	8,724
Conversion of short-term loans into contributed capital	--		--	500
Conversion of long-term loans into contributed capital	--		--	2,681
Conversion of long-term loans into convertible notes of Partec	--		--	570
Conversion of convertible notes of Partec and accrued interest into stock in Keryx	--		--	2,973
Issuance of warrants to related party as finder’s fee in private placement	--		--	114
Declaration of stock dividend	--		--	3

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,026	$	--*	$1,166
Cash paid for income taxes	$1		$60	$432

The accompanying notes are an integral part of the consolidated financial statements.

* Amount less than one thousand dollars.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements as of September 30, 2004 (unaudited)

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

The Company owns a 100% interest in each of ACCESS Oncology, Inc., a U.S. corporation incorporated in the State of Delaware, Keryx (Israel) Ltd., organized in Israel, Keryx Biomedical Technologies Ltd., organized in Israel, and K.B.I. Biopharmaceuticals Ltd., organized in Israel. In 2003, the Company’s three subsidiaries in Israel ceased operations and are in the process of being closed down. Substantially all of the Company’s biopharmaceutical development and administrative activities during the nine months ended September 30, 2004 and 2003, respectively, were conducted in the United States of America.

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

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

STOCK - BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including FASB Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options for employees and directors. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) is applied to stock options and warrants granted to persons other than employees and directors. The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” (“SFAS No. 148”) for awards to its directors and employees.

The following is a pro forma unaudited presentation of reported net loss and net loss per share, calculated to show adjusted values had the compensation expenses for stock options granted under the Company’s stock option plans been determined based on fair value at the grant dates consistent with the method of SFAS No. 123:

	Three months ended September 30,		Nine months ended September 30,		Amounts accumulated during the development
	2004	2003	2004	2003	stage
Net loss, as reported	$(3,253)	$(1,556)	$(28,335)	$(6,853)	$(82,945)
Add: Stock-based compensation expense to employees and directors determined under the intrinsic value-based method, as included in reported net loss	111	1	556	80	9,596
Deduct: Stock-based compensation expense to employees and directors determined under fair value based method	(267)	(207)	(3,223)	(1,057)	(15,872)
Pro forma net loss	$(3,409)	$(1,762)	$(31,002)	$(7,830)	$(89,221)

Basic and diluted loss per common share:
As reported	$(0.11)	$(0.07)	$(0.95)	$(0.33)	$(5.34)
Pro forma	$(0.11)	$(0.08)	$(1.04)	$(0.38)	$(5.74)

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants outstanding as of the three months and nine months ended September 30, 2004 and 2003, which are not included in the computation of net loss per share amounts, were 4,657,147 and 3,526,168, respectively.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees in its statement of operations. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. On October 13, 2004, the FASB indicated that the proposed requirements in the exposure draft would not be effective for public companies until the interim or annual periods beginning after June 15, 2005. The Company currently accounts for its stock-based compensation plans in accordance with APB 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, could have a material effect on the Company's consolidated financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2004, the compensation committee of the Company’s board of directors granted options to purchase 1,812,500 shares of the Company’s common stock to the Company’s employees, directors and consultants (including an option to purchase 1,000,000 shares granted to I. Craig Henderson, M.D., the Company’s President, who joined the Company pursuant to the acquisition of ACCESS Oncology in February 2004). In addition, options to purchase 150,000 shares of our common stock that were contingently granted to two non-employee directors in June 2003 were issued under the 2004 Long-Term Incentive Plan which was approved, on June 10, 2004, at the 2004 annual meeting of stockholders. As a result of these grants, the Company recorded non-cash compensation expense of approximately $785,000 during the nine months ended September 30, 2004. The exercise price of the options granted during the nine months ended September 30, 2004, was between $4.59 and $12.19 per share. Options for the purchase of 9,000 shares of the Company’s common stock were forfeited during the nine months ended September 30, 2004. In addition, options and warrants for the purchase of 2,050,262 shares of the Company’s common stock were exercised during the nine months ended September 30, 2004.

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

On June 10, 2004, at the 2004 annual meeting of stockholders, the Company’s stockholders approved the following.

•	the issuance of up to 3,372,422 shares of the Company’s common stock as merger consideration, subject to the achievement of certain milestones, in connection with the recently completed acquisition of ACCESS Oncology, Inc. (see Note 4 below);

•	the Company’s 2004 long-term incentive plan, which provides for a maximum of four million shares of common stock reserved and available for issuance pursuant to awards granted under the plan;

•	the delisting of the Company’s common stock from the Alternative Investment Market of the London Stock Exchange, which became effective on August 10, 2004; and

•	an amendment to the Company’s amended and restated certificate of incorporation increasing by 20 million the number of shares of authorized common stock to 60 million shares.

On September 29, 2004, the Company filed a Registration Statement on Form S-8 (File No. 333-119377) registering 4 million shares of common stock pursuant to the Company’s 2004 Long-Term Incentive Plan, which was immediately declared effective by the SEC.

On September 29, 2004, the Company filed a Shelf Registration Statement on Form S-3 (File No. 333-119376) registering 5 million shares of common stock, which was declared effective by the SEC on October 13, 2004. The Company may in the future offer these securities from time to time in response to market conditions or other circumstances on terms and conditions that will be determined at such time. In the event of such an offer, the Company will file a prospectus supplement describing the terms and conditions of the offering prior to effecting sales under the registration statement.

NOTE 4 - ACCESS ONCOLOGY ACQUISITION

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

The contingent equity rights will be paid upon the achievement of the following milestones:

•	500,000 shares of the Company’s common stock upon enrollment of the first patient in a Keryx-sponsored Phase III (or other pivotal) clinical trial for any of the acquired ACCESS Oncology drug candidates;

•	750,000 shares of the Company’s common stock upon the first new drug application acceptance by the Food and Drug Administration, or FDA, for any of the acquired ACCESS Oncology drug candidates;

•	1,750,000 shares of the Company’s common stock upon the first FDA approval of any of the acquired ACCESS Oncology drug candidates; and

•	372,422 shares of the Company’s common stock following the first 12-month period that sales of all of the acquired ACCESS Oncology drug candidates combined exceeds $100 million.

In no event will the Company issue more than 4,000,000 shares of its common stock pursuant to the merger agreement. These 4,000,000 shares include 627,578 shares issued or issuable to date and any contingent shares as described above. Accordingly, the amount of the Company’s common stock deliverable to the ACCESS Oncology stockholders as milestone consideration will be no more than 3,372,422 shares of the Company’s common stock, which is the portion of the common stock deliverable as contingent consideration pursuant to the merger agreement. The Company’s stockholders approved the issuance of shares of its common stock payable as contingent milestone consideration at the 2004 annual meeting of stockholders, which took place on June 10, 2004.

The ACCESS Oncology acquisition has been accounted for as a purchase by the Company under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities assumed from ACCESS Oncology are recorded at the date of acquisition at their respective fair values. The consolidated financial statements and reported results of operations of the Company issued after completion of the acquisition will reflect these values but will not be restated retroactively to reflect the historical financial position or results of operations of ACCESS Oncology.

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

The excess of the net assets acquired over the purchase price represented negative goodwill of approximately $4,003,000. Since the negative goodwill is a result of not recognizing contingent consideration (i.e., the contingent equity rights), the lesser of the negative goodwill ($4,003,000) and the maximum value of the contingent equity rights at the date of the acquisition ($34,275,000) has been recorded as a liability, thereby eliminating the negative goodwill. The value of the contingent equity rights of $34,275,000 was based on the volume-adjusted weighted average closing price per share of the Company’s common stock measured over the last seven trading days immediately preceding the closing of the acquisition ($10.15 per share) multiplied by the unissued amount of the Company’s common stock deliverable to the ACCESS Oncology stockholders as milestone consideration (3,376,855 shares).

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

As required by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method" ("FIN 4"), the Company recorded a charge in the first quarter of 2004 of $18,800,000 for the preliminary estimate of the portion of the purchase price allocated to acquired in-process research and development.

A project-by-project valuation using the guidance in SFAS No. 141, "Business Combinations" and the AICPA Practice Aid "Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries" is being performed with the assistance of independent valuation specialists to determine the fair value of research and development projects of ACCESS Oncology which were in-process, but not yet completed.

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

The forecast of future cash flows required the following assumptions to be made:

•	revenue that is likely to result from specific in-process research and development projects, including estimated patient populations, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles;

•	cost of sales related to the potential products using industry data or other sources of market data;

•	sales and marketing expense using industry data or other sources of market data;

•	general and administrative expenses; and

•	research and development expenses.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue	$397,000	$46,000	$744,000	$143,000
Net loss	$(3,253,000)	$(2,465,000)	$(9,478,000)	$(9,384,000)
Basic and diluted loss per common share	$(0.11)	$(0.11)	$(0.32)	$(0.44)

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

The unaudited pro forma financial information above excludes the non-recurring, non-cash charge of $18,800,000 related to acquired in-process research and development in the nine months ended September 30, 2004.

NOTE 5 - BONUS TO OFFICER

Pursuant to an employment agreement, the Chief Executive Officer of the Company received a one-time, $1 million cash bonus, paid in the second quarter of 2004, due to the achievement of a certain milestone event that occurred, and was expensed, in the first quarter of 2004. Of this amount, $500,000 was included in other research and development expenses, and $500,000 was included in other general and administrative expenses for the nine months ended September 30, 2004.

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

You should read the following discussion and analysis in conjunction with the unaudited, consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report and in conjunction with management’s discussion and analysis and the audited, consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003.

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

Our lead compound under development is KRX-101, to which we have an exclusive license in North America, Japan and certain other markets. A randomized, double-blind, placebo-controlled, Phase II study of the use of Sulodexide for treatment of diabetic nephropathy was conducted in 223 patients in Europe, and the results of this study were published in the June 2002 issue of the Journal of the American Society of Nephrology.  The results of this Phase II study showed a dose-dependent reduction in proteinuria or pathological urinary albumin excretion rates. In 2001, the Food and Drug Administration, or FDA, granted KRX-101 “Fast-Track” designation for the treatment of diabetic nephropathy and, in 2002, we announced that the FDA had agreed, in principle, to permit us to avail ourselves of the accelerated approval process under subpart H of the FDA’s regulations governing applications for the approval to market a new drug.

In the third quarter of 2003, we announced that the Collaborative Study Group, or CSG, the largest standing renal clinical trial group in the United States comprised of academic and tertiary nephrology care centers, will conduct the U.S.-based Phase II/III clinical program for KRX-101 for the treatment of diabetic nephropathy. The CSG has conducted multiple large-scale clinical trials resulting in over 40 publications in peer-reviewed journals. The CSG conducted the pivotal studies for two of the three drugs that are currently approved for treatment of diabetic nephropathy. In the fourth quarter of 2003, we initiated the Phase II portion of our Phase II/III clinical program for our diabetic nephropathy drug candidate, KRX-101. In the third quarter of 2004, we completed the target enrollment for the Phase II portion of this clinical program.

In the first quarter of 2004, we completed the acquisition of ACCESS Oncology, a privately-held, cancer-focused biotechnology company. The acquired drug portfolio includes three clinical stage compounds, designated as KRX-0401, KRX-0402 and KRX-0403.

KRX-0401 is a novel, first-in-class, oral Akt-inhibitor that has demonstrated preliminary single agent anti-tumor activity and is currently in a Phase II clinical program evaluating KRX-0401 as a single agent in the treatment of multiple forms of cancer and is being studied in combination with other anti-cancer treatments. The National Cancer Institute, or NCI, a department of the National Institutes of Health, or NIH, is completing several Phase II clinical trials, conducted and funded by the NCI under a Cooperative Research and Development Agreement, or CRADA, arrangement with us. To our knowledge, the NCI and its collaborators have presented data from two of their Phase II studies through the date hereof, including from Phase II studies involving sarcoma and head and neck cancers. Findings from these studies included that the drug was safe and well-tolerated at the Phase II dose utilized. Both studies used what is referred to as the “bolus plus continuous daily” dosing schedule, which entails an initial large dose followed by a daily regular dose. In these studies, bolus dosing ranged from 600mg to 900mg on day 1 followed by 100mg per day until progression. These studies confirm the safety profile of bolus plus continuous  daily regimen, which had only very limited occasions of grade 3 gastrointestinal toxicity and no grade 4 gastrointestinal toxicity, which was the dose limiting toxicity in the Phase I program. Additionally, in the sarcoma study, the investigators reported another confirmed partial responder (greater than 50% decrease in tumor mass). This observation, in conjunction with the two positive responses in sarcoma in the Phase I program have led us to consider exploring additional studies in sarcoma, including as a single-agent in selected sarcoma populations and in combination with chemotherapy.

During the second quarter of 2004, we announced the initiation of the Keryx-sponsored Phase II program for KRX-0401. In connection with this clinical program, we intend to initiate several single-agent and combination studies testing KRX-0401 as a treatment for various forms of cancer. To date we have initiated several trials under this program.

Our cancer portfolio also includes KRX-0402, an inhibitor of DNA repair, which is also being studied by the NCI under a CRADA arrangement in multiple clinical trials. In addition, the portfolio includes KRX-0403, which is a novel spindle poison in the same general class as Navelbine®, Taxol® and Taxotere®. We are currently evaluating whether we will continue development of KRX-0403. As a part of the acquisition of ACCESS Oncology, we acquired the Online Collaborative Oncology Group, Inc., or OCOG, a subsidiary of ACCESS Oncology which provides clinical trial management and site recruitment services to biotechnology and pharmaceutical companies.

During the third quarter of 2004, we in-licensed a pre-clinical compound in accordance with our acquisition and in-licensing strategy. We do not expect to incur significant additional expenses associated with this compound during the next 12 months.

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

We are a development stage company and have devoted substantially all of our efforts to the discovery, in-licensing and development of drug candidates. We have incurred negative cash flow from operations each year since our inception. We anticipate incurring negative cash flows from operating activities for the foreseeable future. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and potential in-licensing and acquisition opportunities.

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

Our general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, general legal activities and facilities related expenses. We anticipate that general and administrative expenses will increase for the foreseeable future as we expand our operating activities and as a result of increased costs associated with being a publicly-traded company.

Our results of operations include non-cash compensation expense as a result of the grants of stock, stock options and warrants. Compensation expense for fixed award options and warrants granted to employees and directors represents the intrinsic value (the difference between the stock price of the common stock and the exercise price of the options or warrants) of the options and warrants at the date of grant. For variable awards, we consider the difference between the stock price at reporting date and the exercise price, in the case where a measurement date has not been reached. The compensation cost is recorded over the respective vesting periods of the individual stock options and warrants. The expense is included in the respective categories of expense in the statement of operations. We expect to incur significant non-cash compensation expense in the future; however, because some of the options and warrants issued to employees, consultants and other third-parties either do not vest immediately or vest upon the achievement of certain milestones, the total expense is uncertain.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2004, and September 30, 2003

Revenue. Service revenue for the three months ended September 30, 2004, was $397,000 as compared to no revenue for the three months ended September 30, 2003. Service revenue for the three months ended September 30, 2004, was generated by OCOG, a subsidiary acquired through our acquisition of ACCESS Oncology in the first quarter of 2004. We do not expect our service revenues to have a material impact on our financial results during the remainder of 2004.

Cost of Services Expense. Cost of services expense for the three months ended September 30, 2004, was $416,000 as compared to no cost of services expense for the three months ended September 30, 2003. Cost of services expense for the three months ended September 30, 2004, was generated by OCOG, a subsidiary acquired through our acquisition of ACCESS Oncology in the first quarter of 2004. We do not expect our cost of services expenses to have a material impact on our financial results during the remainder of 2004.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option grants and warrant issuances was $70,000 for the three months ended September 30, 2004, as compared to no expense for the three months ended September 30, 2003. This increase in non-cash compensation expense was primarily due to the issuance of additional options to consultants accounted for using the fair value method but was partially offset by the adjustment to fair market value of previously-issued options to consultants.

Non-Cash Acquired In-Process Research and Development Expense. As required by FIN 4, the Company recorded a charge of $18,800,000 in the first quarter of 2004 for the preliminary estimate of the portion of the purchase price of ACCESS Oncology allocated to acquired in-process research and development. We did not record a charge during the three months ended September 30, 2004; however, a valuation is being finalized with the assistance of independent valuation specialists to determine the fair value of research and development projects of ACCESS Oncology which were in-process, but not yet completed. The final valuation is expected to be completed as soon as possible but no later than one year from the acquisition date. To the extent that our estimates need to be adjusted, we will do so.

Other Research and Development Expenses. Other research and development expenses increased by $1,784,000 to $2,594,000 for the three months ended September 30, 2004, as compared to expenses of $810,000 for the three months ended September 30, 2003. The increase in other research and development expenses was due primarily to a $538,000 increase in expenses related to KRX-101, a $886,000 increase in expenses related to our recently acquired drug portfolio from ACCESS Oncology, and an increase in our licensing costs of $550,000 for the recent in-licensing of a pre-clinical compound. This increase was partially offset by the absence of $111,000 in expenses related to early-stage research and development which ceased in 2003.

We expect our other research and development costs to increase for the remainder of 2004 as a result of our U.S.-based clinical program for KRX-101 and the clinical program for KRX-0401, including the planned commencement of additional single agent and combination trials, as well as possible development programs for the other oncology drug candidates within our portfolio.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense related to stock option grants was $161,000 for the three months ended September 30, 2004, as compared to expenses of $17,000 for the three months ended September 30, 2003. This increase in non-cash compensation expense was primarily due to the issuance of additional options to consultants accounted for using the fair value method but was partially offset by the adjustment to fair market value of previously-issued options to consultants.

Other General and Administrative Expenses. Other general and administrative expenses decreased by $167,000 to $596,000 for the three months ended September 30, 2004, as compared to expenses of $763,000 for the three months ended September 30, 2003. The decrease in general and administrative expenses was due primarily to the absence of $141,000 in accelerated depreciation of leasehold improvements associated with our 2003 restructuring that was taken during the comparative period last year.

We expect our other general and administrative costs to increase modestly over the remainder of 2004 primarily as a result of our support for our clinical development programs, as well as increased costs associated with complying with public company requirements.

Interest Income (Expense), Net. Interest income, net, increased by $153,000 to $187,000 for the three months ended September 30, 2004, as compared to income of $34,000 for the three months ended September 30, 2003. The increase resulted from a higher level of invested funds due to the completion of two private placement transactions that closed in November 2003 and February 2004, respectively, as well as due to the general increase in short-term market interest rates when compared to the comparative period last year.

Income Taxes. For the three months ended September 30, 2004, and 2003, respectively, no income tax expense was recorded.

Nine months ended September 30, 2004, and September 30, 2003

Revenue. Service revenue for the nine months ended September 30, 2004, was $642,000 as compared to no revenue for the nine months ended September 30, 2003. Service revenue for the nine months ended September 30, 2004, was generated by OCOG, a subsidiary acquired through our acquisition of ACCESS Oncology in the first quarter of 2004. We do not expect our service revenues to have a material impact on our financial results during the remainder of 2004.

Cost of Services Expense. Cost of services expense for the nine months ended September 30, 2004, was $619,000 as compared to no cost of services expense for the nine months ended September 30, 2003. Cost of services expense for the nine months ended September 30, 2004, was generated by OCOG, a subsidiary acquired through our acquisition of ACCESS Oncology in the first quarter of 2004. We do not expect our cost of services expenses to have a material impact on our financial results during the remainder of 2004.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option grants and warrant issuances was $295,000 for the nine months ended September 30, 2004, as compared to negative $515,000 for the nine months ended September 30, 2003. This increase in non-cash compensation expense was primarily due to the issuance of options to consultants accounted for using the fair value method as well as due to the adjustment to fair market value of previously-issued options to consultants.

Non-Cash Acquired In-Process Research and Development Expense. As required by FIN 4, the Company recorded a charge of $18,800,000 in the nine months ended September 30, 2004, for the preliminary estimate of the portion of the purchase price of ACCESS Oncology allocated to acquired in-process research and development. A project-by-project valuation is being performed with the assistance of independent valuation specialists to determine the fair value of research and development projects of ACCESS Oncology which were in-process, but not yet completed. The final valuation is expected to be completed as soon as possible but no later than one year from the acquisition date. To the extent that our estimates need to be adjusted, we will do so.

Other Research and Development Expenses. Other research and development expenses increased by $1,578,000 to $6,313,000 for the nine months ended September 30, 2004, as compared to expenses of $4,735,000 for the nine months ended September 30, 2003. The increase in other research and development expenses was due primarily to a $3,115,000 increase in expenses related to KRX-101, which includes one-half, or $500,000, of a one-time bonus to our Chief Executive Officer for the achievement of a certain milestone pursuant to his employment agreement, a $1,467,000 increase in expenses related to our recently acquired drug portfolio from ACCESS Oncology, and an increase in our licensing costs of $550,000 for the recent in-licensing of a pre-clinical compound. This increase was partially offset by the absence of a $2,358,000 non-cash impairment charge associated with our 2003 restructuring that was taken during the comparative period last year, as well as the absence of $923,000 in expenses related to early-stage research and development which ceased in 2003.

We expect our other research and development costs to increase for the remainder of 2004 as a result of our U.S.-based clinical program for KRX-101 and the clinical program for KRX-0401, including the planned commencement of additional single agent and combination trials, as well as possible development programs for the other oncology drug candidates within our portfolio.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense related to stock option grants was $967,000 for the nine months ended September 30, 2004, as compared to expenses of $69,000 for the nine months ended September 30, 2003. This increase in non-cash compensation expense was primarily due to the issuance of previously granted options to purchase shares of our common stock to two non-employee directors at an exercise price less than market price at issue date (but equal to market price at grant date) and due to the issuance of options to consultants accounted for using the fair value method, as well as due to the adjustment to fair market value of previously-issued options to consultants.

Other General and Administrative Expenses. Other general and administrative expenses decreased by $198,000 to $2,434,000 for the nine months ended September 30, 2004, as compared to expenses of $2,632,000 for the nine months ended September 30, 2003. The decrease in general and administrative expenses was due primarily to the absence of a $124,000 non-cash impairment charge as well as the absence of $561,000 in accelerated depreciation of leasehold improvements associated with our 2003 restructuring that was taken during the comparative period last year. The decrease was partially offset by increased payroll expenses relating to one-half, or $500,000, of a one-time bonus to our Chief Executive Officer for the achievement of a certain milestone pursuant to his employment agreement. The compensation of our Chief Executive Officer is allocated equally between other research and development expenses and other general and administrative expenses to reflect the allocation of his responsibilities and activities for the Company.

We expect our other general and administrative costs to increase modestly over the remainder of 2004 primarily as a result of our support for our clinical development programs, as well as increased costs associated with complying with public company requirements.

Interest Income (Expense), Net. Interest income, net, increased by $268,000 to $452,000 for the nine months ended September 30, 2004, as compared to income of $184,000 for the nine months ended September 30, 2003. The increase resulted from a higher level of invested funds due to the completion of two private placement transactions that closed in November 2003 and February 2004, respectively, as well as due to the general increase in short-term market interest rates when compared to the comparative period last year, partially offset by financing expenses related to notes payable assumed in the acquisition of ACCESS Oncology, which we repaid subsequent to closing the acquisition.

Income Taxes. Income tax expense decreased by $115,000 to $1,000 for the nine months ended September 30, 2004, as compared to expenses of $116,000 for the nine months ended September 30, 2003. Our income tax expense for the nine months ended September 30, 2004, results from taxes imposed on our capital. The $116,000 tax expense for the nine months ended September 30, 2003, was primarily due to the write-off of the deferred tax assets of our Israeli subsidiaries. Such write-off was a non-recurring item.

RECENT DEVELOPMENTS

Phase II Corporate Clinical Program for KRX-0401 (Perifosine)

During the second quarter of 2004, we announced the initiation of the Keryx-sponsored Phase II program for KRX-0401. In connection with this clinical program, we have initiated several single-agent and combination studies testing KRX-0401 as a treatment for various forms of cancer.

KRX-0401 is a novel, first-in-class, oral Akt-inhibitor that has demonstrated preliminary single agent anti-tumor activity and is currently in a Phase II clinical program evaluating KRX-0401 as a single agent in the treatment of multiple forms of cancer and is being studied in combination with other anti-cancer treatments. The National Cancer Institute, or NCI, a department of the National Institutes of Health, or NIH, is completing several Phase II clinical trials, conducted and funded by the NCI under a Cooperative Research and Development Agreement, or CRADA, arrangement with us. To our knowledge, the NCI and its collaborators have presented data from two of their Phase II studies through the date hereof, including studies involving sarcoma and head and neck cancers. Findings from these studies included that the drug was safe and well-tolerated at the Phase II dose utilized. Both studies used what is referred to as the “bolus plus continuous daily” dosing schedule, which entails an initial large dose followed by a daily regular dose. In these studies, bolus dosing ranged from 600mg to 900mg on day 1 followed by 100mg per day until progression. These studies confirm the safety profile of bolus plus continuous daily regimen, which had only very limited occasions of grade 3 gastrointestinal toxicity and no grade 4 gastrointestinal toxicity, which was the dose limiting toxicity in the Phase I program. Additionally, in the sarcoma study, the investigators reported another confirmed partial responder (greater than 50% decrease in tumor mass). This observation, in conjunction with the two positive responses in sarcoma in the Phase I program have led us to consider exploring additional studies in sarcoma, including as a single-agent in selected sarcoma populations and in combination with chemotherapy.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through our initial public offering, various private placement transactions, and option and warrant exercises. As of September 30, 2004, we had received net proceeds of $46.3 million from our initial public offering, net proceeds of approximately $60.3 million from private placements of common and preferred stock and convertible notes, including the conversion of $3.2 million of loans into contributed capital, and proceeds of $3.9 million from the exercise of options and warrants.

We believe that the funds raised not only have provided us with capital to support our current and planned clinical programs for KRX-101, KRX-0401 and the other oncology drug candidates within our portfolio for approximately the next 36 months, but that they also have provided us with added flexibility in our in-licensing and product acquisition program to build out our pipeline with additional clinical-stage drug candidates.

As of September 30, 2004, we had $51.4 million in cash, cash equivalents, interest receivable, and short-term securities, an increase of $20.0 million from December 31, 2003. Cash used in operating activities for the nine months ended September 30, 2004, was $9.1 million, as compared to $5.0 million for the nine months ended September 30, 2003. This increase in cash used in operating activities was due primarily to increased expenditures associated with the execution of our business plan as well as the payment of certain liabilities assumed in the acquisition of ACCESS Oncology. For the nine months ended September 30, 2004, net cash used in investing activities of $6.1 million was primarily the result of the purchase of investment securities following the private placement transaction that closed in February 2004. For the nine months ended September 30, 2004, net cash provided by financing activities of $29.1 million was primarily the result of the net proceeds of $31.7 million and $3.7 million generated from our private placement transaction that closed in February 2004 and the exercise of options and warrants, respectively, offset by the payment of notes payable and accrued interest assumed in the acquisition of ACCESS Oncology.

We believe that our $51.4 million in cash, cash equivalents, interest receivable and short-term securities as of September 30, 2004, will be sufficient to enable us to meet our planned operating needs and capital expenditures for approximately the next 36 months. Our cash and cash equivalents and short-term securities, as of September 30, 2004, are invested in highly liquid investments such as cash, money market accounts and short-term U.S. corporate and government debt securities. As of September 30, 2004, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout the remainder of 2004 will continue to be funded from existing cash, cash equivalents, and short-term securities.

On September 29, 2004, we filed a shelf registration statement on Form S-3 with the SEC, which the SEC has since declared effective. The registration statement provides for the offering of up to 5 million shares of our common stock. We may offer these securities from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interest of the Company and our stockholders, and we believe that the availability to conduct such offerings enhances our ability to raise additional capital to finance our operations.

Our forecast of the period of time through which our cash, cash equivalents and short-term securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the timing of expenses associated with product development of the proprietary drug candidates within our portfolio and those that may be in-licensed, partnered or acquired;

•	the timing of the in-licensing, partnering and acquisition of new product opportunities;

•	the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;

•	our ability to achieve our milestones under licensing arrangements;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the amount of any funds expended to repurchase our common stock.

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

OBLIGATIONS AND COMMITMENTS

As of September 30, 2004, we have known contractual obligations, commitments and contingencies of $4,588,000. Of this amount, $1,529,000 relates to research and development agreements (primarily relating to our U.S.-based clinical program for KRX-101), of which all is due within the next year. The additional $3,059,000 relates to our current and recently signed operating lease obligations, of which $225,000 is due within the next year, with the remaining balance due as per the schedule below. In September 2004, we signed a new lease agreement in the same building for our corporate headquarters in New York City for approximately 11,700 square feet, over a period of 5.5 years, at an average rent of approximately $542,000 per year. This lease supersedes our current lease for which we have approximately 1.5 years remaining.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Research & development agreements	$1,529,000	$1,529,000	--	--	--
Operating leases	3,059,000	225,000	1,193,000	1,193,000	448,000
Total	$4,588,000	$1,754,000	$1,193,000	$1,193,000	$448,000

Additionally, we have undertaken to make contingent milestone payments to certain of our licensors of up to approximately $51.9 million and €8.0 million over the life of the licenses, of which $38.0 million and €4.0 million will be due upon or following regulatory approval of the drugs. In certain cases, such payments will reduce any royalties due on sales of related products. In the event that the milestones are not achieved, we remain obligated to pay one licensor $50,000 annually until the license expires. We have also committed to pay to the former stockholders of ACCESS Oncology certain contingent equity rights if its drug candidates meet development milestones. In addition, pursuant to an employment agreement, our Chief Executive Officer is entitled to receive a one-time $2.0 million performance-based cash bonus upon the achievement of a certain working capital or market capitalization milestone event. These commitments are not included in the table above.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock Compensation. We have granted options to employees, directors and consultants, as well as warrants to other third parties. In applying Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, we use the Black-Scholes pricing model to calculate the fair market value of our options and warrants. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option or warrant, the closing market price of our stock and the exercise price. We have assumed for the purposes of the Black-Scholes calculation that an option will be exercised one year after it fully vests. We base our estimates of our stock price volatility on the volatility during the period prior to the grant of the option or warrant; however, this estimate is neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, it was assumed that no dividends would be paid during the life of the options and warrants.

In accordance with EITF 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” total compensation expense for options issued to consultants is determined at the “measurement date.” The expense is recognized over the vesting period for the options. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record option compensation based on the fair value of the options at the reporting date. These options are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date. This results in a change to the amount previously recorded in respect of the option grant, and additional expense or a negative expense may be recorded in subsequent periods based on changes in the assumptions used to calculate fair value, such as changes in market price, until the measurement date is reached and the compensation expense is determined.

We account for stock-based employee and director compensation arrangements in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and the Financial Accounting Standards Board, or FASB, Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” or FIN 44, as allowed by SFAS No. 123. We also comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” or SFAS No. 148.

Accounting Related to the Valuation of Acquired In-Process Research and Development. As required by Financial Accounting Standards Board Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," or FIN 4, we recorded a charge of $18,800,000 for the preliminary estimate of the portion of the ACCESS Oncology purchase price allocated to acquired in-process research and development.

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

The forecast of future cash flows required the following assumptions to be made:

•	revenue that is likely to result from specific in-process research and development projects, including estimated patient populations, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles;

•	cost of sales related to the potential products using industry data or other sources of market data;

•	sales and marketing expense using industry data or other market data;

•	general and administrative expenses; and

•	research and development expenses.

The final valuation is expected to be completed as soon as possible but not later than one year from the acquisition date. To the extent that our estimates need to be adjusted, we will do so.

RECENTLY ISSUED ACCOUNTING STANDARDS

On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans. The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees in its statement of operations. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. On October 13, 2004, the FASB indicated that the proposed requirements in the exposure draft would not be effective for public companies until the interim or annual periods beginning after June 15, 2005. We currently account for our stock-based compensation plans in accordance with APB 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, could have a material effect on our consolidated financial statements.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2004, we had an accumulated deficit of approximately $82.9 million. As we expand our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates or technologies.

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

As a part of our business strategy, we plan to continue to acquire or in-license additional clinical stage product candidates. If we fail to acquire or in-license such product candidates, we may not achieve expectations of our future performance. Because we do not intend to engage in significant discovery research, we must rely on third parties to sell or license new product opportunities to us. Other companies, including some with substantially greater financial, development, marketing and sales resources, are competing with us to acquire or in-license such products or product candidates. We may not be able to acquire or in-license rights to additional products or product candidates on acceptable terms, if at all.

If we do not establish or maintain drug development and marketing arrangements with third parties, we may be unable to commercialize our technologies into products.

We are an emerging company and do not possess all of the capabilities to fully commercialize our product candidates on our own. From time to time, we may need to contract with third parties to:

•	assist us in developing, testing and obtaining regulatory approval for and commercializing some of our compounds and technologies; and

•	market and distribute our drug candidates.

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

Even if our products are approved for sale, they may not be commercially successful in the marketplace. Market acceptance of our product candidates will depend on a number of factors, including:

•	perceptions by members of the health care community, including physicians, of the safety and efficacy of our product candidates;

•	the rates of adoption of our products by medical practitioners and the target populations for our products;

•	the potential advantages that our product candidates offer over existing treatment methods;

•	the cost-effectiveness of our product candidates relative to competing products;

•	the availability of government or third-party payor reimbursement for our product candidates;

•	the side effects or unfavorable publicity concerning our products or similar products; and

•	the effectiveness of our sales, marketing and distribution efforts.

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

We have entered into a contract manufacturing relationship with a U.S.-based contract manufacturer for KRX-101 which we believe will be adequate to satisfy our current clinical and commercial supply needs; however, as we seek to transition the manufacturing of KRX-101 to our U.S.-based contract manufacturer, we will need to create a reproducible manufacturing process that will ensure consistent manufacture of KRX-101 across multiple batches and sources. As with all heparin-like compounds, the end product is highly sensitive to the manufacturing process utilized. Accordingly, the creation of a reproducible process will be required for the successful commercialization of KRX-101. There can be no assurance that we will be successful in this endeavor.

If we are not able to obtain the raw materials required for the manufacture of our lead product candidate, KRX-101, our ability to develop and market this product candidate will be substantially harmed.

Source materials for KRX-101, our lead product candidate, are derived from porcine intestines. Long-term supplies for KRX-101 could be affected by limitations in the supply of porcine intestines and the demand for other heparin products, over which we will have no control. Additionally, diseases affecting the world supply of pigs could have an actual or perceived negative impact on our ability, or the ability of our contract manufacturers, to source, make and/or sell KRX-101. Such negative impact could materially affect the commercial success of KRX-101.

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

We currently have 23 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. In addition, while we have an employment agreement with Mr. Weiss, this agreement would not prevent him from terminating his employment with us.

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

Acquisitions involve a number of operational risks, including:

•	difficulty and expense of assimilating the operations, technology and personnel of the acquired business;

•	inability to retain the management, key personnel and other employees of the acquired business;

•	inability to maintain the acquired company’s relationship with key third parties, such as alliance partners;

•	exposure to legal claims for activities of the acquired business prior to acquisition;

•	diversion of management attention; and

•	potential impairment of substantial goodwill and write-off of in-process research and development costs, adversely affecting our reported results of operations.

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

We believe that we have obtained sufficient product liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the commercial sale of any approved products if marketing approval is obtained; however, insurance coverage is becoming increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. We may not be able to obtain additional insurance coverage that will be adequate to cover product liability risks that may arise. Regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for a product;

•	injury to our reputation;

•	inability to continue to develop a drug candidate;

•	withdrawal of clinical trial volunteers; and

•	loss of revenues.

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

We expect to use, rather than generate, funds from operations for the foreseeable future. Based on our current plans, we believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements for approximately the next 36 months; however, the actual amount of funds that we will need prior to or after that date will be determined by many factors, some of which are beyond our control. As a result, we may need funds sooner or in different amounts than we currently anticipate. These factors include:

•	the progress of our development activities;

•	the progress of our research activities;

•	the number and scope of our development programs;

•	our ability to establish and maintain current and new licensing or acquisition arrangements;

•	our ability to achieve our milestones under our licensing arrangements;

•	the costs involved in enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.

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

In July 2003, our Israeli subsidiaries vacated their Jerusalem facility and relocated to smaller facilities. The landlord of the Jerusalem facility has alleged that we were immediately liable to pay the landlord a sum in excess of $1.1 million as a result of the alleged breach of the lease agreement for the Jerusalem facility. The amount demanded by the landlord includes rent for the entire remaining term of the lease (through 2005), as well as property taxes and other costs. In August 2003, the landlord claimed a bank guarantee, in the amount of $222,000, which was previously provided as security in connection with the lease agreement, making the net amount potentially due to the landlord $776,000. To date, no litigation has been initiated, and, to our knowledge, the landlord has succeeded in leasing most, if not all, of the space to one or more new tenants.

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

As of September 30, 2004, our executive officers, directors and principal stockholders (including their affiliates) beneficially owned, in the aggregate, approximately 25.26% of our outstanding common stock, including, for this purpose, currently exercisable options and warrants held by our executive officers, directors and principal stockholders. As a result, these persons, acting together, may have the ability to effectively determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, acting together, may have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by discouraging a potential acquirer from at tempting to acquire us.

Future sales of our common stock could depress the market for our common stock.

Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise funds through the sale of equity in the future. On September 29, 2004, we filed with the SEC a shelf registration statement on Form S-3, which the SEC has since declared effective, providing for the offering of up to 5 million shares of our common stock. Future sales pursuant to this registration statement could depress the market for our common stock. Similarly, our executive officers, directors, and principal stockholders beneficially owned, in the aggregate, approximately 25.26% of our common stock as of September 30, 2004, including currently exercisable warrants and options held by them. If some or all of them should decide to sell a substantial number of their holdings, it could have a material adverse effect on the market for our common stock.

Our stock price could be volatile which increases the risk of litigation, and may result in a significant decline in the value of your investment.

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

•	developments concerning our drug candidates;

•	announcements of technological innovations by us or our competitors;

•	introductions or announcements of new products by us or our competitors;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in financial estimates by securities analysts;

•	actual or anticipated variations in quarterly operating results;

•	expiration or termination of licenses, research contracts or other collaboration agreements;

•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies; and

•	additions or departures of key personnel.

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

Provisions in our amended and restated certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or control us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Our amended and restated certificate of incorporation allows us to issue preferred stock with rights senior to those of the common stock and our amended and restated bylaws eliminate the right of stockholders to call a special meeting of stockholders, which could make it more difficult for stockholders to effect certain corporate actions. These provisions could also have the effect of delaying or preventing a change in control. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of such holders. In certain circumstances, such issuance could have the effect of decreasing the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt securities in accordance with our investment policy. Some of these securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of September 30, 2004, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including corporate debt, money market funds and government debt securities. The average duration of all of our investments held as of September 30, 2004, was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1
Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 12, 2004, and incorporated herein by reference.

3.2
Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002 (File No. 000-30929), and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 11, 2004.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 11, 2004.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 11, 2004.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 11, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: November 11, 2004	By:	/s/ Ron Bentsur
Ron Bentsur
Vice President, Finance and Investor Relations (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 11, 2004.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 11, 2004.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 11, 2004.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 11, 2004.
_________________