Form 10-Q
period 2005-03-31
KERYX BIOPHARMACEUTICALS INC
filed 2005-05-04
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

There were 31,504,180 shares of the registrant’s common stock, $0.001 par value, outstanding as of April 29, 2005.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

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

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Balance Sheets as of March 31, 2005, and December 31, 2004

(in thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$23,093	$29,699
Short-term investment securities	15,156	20,035
Accrued interest receivable	58	144
Other receivables and prepaid expenses	1,097	622
Total current assets	39,404	50,500
Long-term investment securities	6,509	--
Property, plant and equipment, net	268	145
Other assets (primarily intangible assets), net	195	217
Total assets	$46,376	$50,862

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$3,400	$3,079
Accrued compensation and related liabilities	186	743
Deferred revenue	134	140
Total current liabilities	3,720	3,962
Contingent equity rights	4,004	4,004
Other liabilities	75	92
Total liabilities	7,799	8,058
Stockholders’ equity
Common stock, $0.001 par value per share (60,000,000 and 60,000,000 shares authorized, 31,560,280 and 31,373,280 shares issued, 31,504,180 and 31,317,180 shares outstanding at March 31, 2005, and December 31, 2004, respectively)	32	31
Additional paid-in capital	133,896	132,643
Treasury stock, at cost, 56,100 shares at March 31, 2005 and December 31, 2004, respectively	(89)	(89)
Unearned compensation	(2,877)	(2,228)
Deficit accumulated during the development stage	(92,385)	(87,553)
Total stockholders’ equity	38,577	42,804
Total liabilities and stockholders’ equity	$46,376	$50,862

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Operations for the
Three Months Ended March 31, 2005 and 2004

(in thousands, except share and per share amounts)

	Three months ended March 31,		Amounts accumulated during the development
	2005	2004	stage
Revenue:
Service revenue	$157	$95	$966
Management fees from related party	--	--	300
Total revenue	157	95	1,266

Operating expenses:
Cost of services	181	80	1,016

Research and development:
Non-cash compensation	176	202	7,316
Non-cash acquired in-process research and development	--	18,800	18,800
Other research and development	4,042	1,652	43,754
Total research and development expenses	4,218	20,654	69,870

General and administrative:
Non-cash compensation	185	185	4,851
Other general and administrative	645	1,093	22,315
Total general and administrative expenses	830	1,278	27,166

Total operating expenses	5,229	22,012	98,052

Operating loss	(5,072)	(21,917)	(96,786)

Interest and other income, net	240	95	4,892
Net loss before income taxes	(4,832)	(21,822)	(91,894)

Income taxes	--	1	491
Net loss	$(4,832)	$(21,823)	$(92,385)

Basic and diluted loss per common share	$(0.15)	$(0.78)	$(5.61)

Weighted average shares used in computing basic and diluted net loss per common share	31,477,797	27,828,090	16,477,744

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004

(in thousands)

	Three months ended March 31,		Amounts accumulated during the development
	2005	2004	stage
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,832)	$(21,823)	$(92,385)
Adjustments to reconcile cash flows used in operating activities:
Acquired in-process research and development	--	18,800	18,800
Stock compensation expense (negative expense)	361	387	12,167
Issuance of common stock to technology licensor	--	--	359
Interest on convertible notes settled through issuance of preferred shares	--	--	253
Depreciation and amortization	40	35	2,461
Loss on disposal of property, plant and equipment	--	--	170
Impairment charges	--	--	2,482
Exchange rate differences	--	-- *	94
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) in other receivables and prepaid expenses	(475)	(80)	(726)
Decrease (increase) in accrued interest receivable	86	19	(58)
Increase (decrease) in accounts payable and accrued expenses	321	(685)	2,087
Increase (decrease) in accrued compensation and related liabilities	(557)	358	(386)
(Decrease) in other liabilities	(17)	(12)	(80)
Increase (decrease) in deferred revenue	(5)	1	(321)
Net cash used in operating activities	(5,078)	(3,000)	(55,083)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(141)	(7)	(4,568)
Proceeds from disposals of property, plant and equipment	--	--	424
(Increase) in note and accrued interest receivable from related party	--	(4)	(356)
Investment in other assets	--	--	(1,196)
Proceeds from sale and maturity of (investment in) held-to-maturity short-term securities	4,904	1,798	(10,106)
Investment in available-for-sale short-term securities	(25)	--	(6,050)
Proceeds from sale of available-for-sale short-term securities	--	--	1,000
(Investment in) held-to-maturity long-term securities	(6,509)	(5,053)	(6,509)
Net cash used in investing activities	(1,771)	(3,266)	(27,361)

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004
(continued)

(in thousands)

	Three months ended March 31,			Amounts accumulated during the development
	2005	2004		stage
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	$--	$--		$500
Proceeds from long-term loans	--	--		3,251
Payment of assumed notes payable and accrued interest in connection with the ACCESS Oncology acquisition	--	(6,322)		(6,322)
Issuance of convertible note, net	--	--		2,150
Issuance of preferred shares, net	--	--		8,453
Receipts on account of shares previously issued	--	--		7
Proceeds from initial public offering, net	--	--		46,298
Proceeds from private placements, net	--	31,777		45,795
Proceeds from exercise of options and warrants	243	2,153		5,494
Purchase of treasury stock	--	--		(89)

Net cash provided by financing activities	243	27,608		105,537

Cash acquired in acquisition	--	94		94
Effect of exchange rate on cash	--	(--	)*	(94)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,606)	21,436		23,093

Cash and cash equivalents at beginning of year	29,699	21,672		--

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,093	$43,108		$23,093

NON - CASH TRANSACTIONS
Issuance of common stock in connection with acquisition	$--	$5,100		$6,325
Issuance of contingent equity rights in connection with acquisition	--	$5,015		4,004
Assumption of liabilities in connection with acquisition	--	$8,937		8,723
Conversion of short-term loans into contributed capital	--	--		500
Conversion of long-term loans into contributed capital	--	--		2,681
Conversion of long-term loans into convertible notes of Partec	--	--		570
Conversion of convertible notes of Partec and accrued interest into stock in Keryx	--	--		2,973
Issuance of warrants to related party as finder’s fee in private placement	--	--		114
Declaration of stock dividend	--	--		3

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$--	$1,026		$1,166
Cash paid for income taxes	$--	$1		$432

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements as of March 31, 2005 (unaudited)

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

Until November 1999, most of the Company’s activities were carried out by Partec Limited, an Israeli corporation formed in December 1996, and its subsidiaries SignalSite Inc. (85% owned), SignalSite Israel Ltd. (wholly-owned), Vectagen Inc. (87.25% owned) and Vectagen Israel Ltd. (wholly-owned) (hereinafter collectively referred to as “Partec”). In November 1999, the Company acquired substantially all of the assets and liabilities of Partec and, as of that date, the activities formerly carried out by Partec were performed by the Company. On the date of the acquisition, Keryx and Partec were entities under common control (the controlling interest owned approximately 79.7% of Keryx and approximately 76% of Partec) and accordingly, the assets and liabilities were recorded at their historical cost basis by means of “as if” pooling, with Partec being presented as a predecessor company. Consequently, these financial statements include the activities performed in previous periods by Partec by aggregating the relevant historical financial information with the financial statements of the Company as if they had formed a discrete operation under common management for the entire development stage.

The Company owns a 100% interest in each of ACCESS Oncology, Inc. and Neryx Biopharmaceuticals, Inc., both U.S. corporations incorporated in the State of Delaware, Keryx (Israel) Ltd., organized in Israel, Keryx Biomedical Technologies Ltd., organized in Israel, and K.B.I. Biopharmaceuticals Ltd., organized in Israel. In 2003, the Company’s three subsidiaries in Israel ceased operations and are currently in the process of being closed down. Substantially all of the Company’s biopharmaceutical development and administrative activities during the three months ended March 31, 2005, and 2004, respectively, were conducted in the United States of America.

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

The accompanying unaudited interim consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has not generated any revenues from its planned principal operations and is dependent upon significant financing to provide the working capital necessary to execute its business plan. If the Company determines that it is necessary to seek additional funding, there can be no assurance that the Company will be able to obtain any such funding on terms that are acceptable to it, if at all.

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

The following is a pro forma unaudited presentation of reported net loss and net loss per share, calculated to show adjusted values had the compensation expenses for stock options granted under the Company’s stock option plans been determined based on fair value at the grant dates consistent with the method of SFAS No. 123:

	Three months ended March 31,		Amounts accumulated during the development
(in thousands, except per share amounts)	2005	2004	stage

Net loss, as reported	$(4,832)	$(21,823)	$(92,385)
Add: Stock-based compensation expense to employees and directors determined under the intrinsic value-based method, as included in reported net loss	111	--	9,845
Deduct: Stock-based compensation expense to employees and directors determined under fair value based method	(873)	(2,133)	(17,292)
Pro forma net loss	$(5,594)	$(23,956)	$(99,832)

Basic and diluted loss per common share:
As reported	$(0.15)	$(0.78)	$(5.61)
Pro forma	$(0.18)	$(0.86)	$(6.06)

The value of these options has been estimated using the Black-Scholes model. The weighted average fair market value of options granted during the three months ended March 31, 2005, as of the date of the grant, was $7.74.  The assumptions used in the calculation of the fair value of options granted during the three months ended March 31, 2005 were a weighted average expected term of 5.0 years, a weighted average expected volatility rate of 85.21% and a weighted average risk-free interest rate of 3.70%.

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants exercisable as of March 31, 2005 and 2004, which are not included in the computation of net loss per share amounts, were 4,400,886 and 4,859,708, respectively.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R will replace SFAS 123, which was issued in 1995. SFAS 123R requires that the fair value of the grant of employee stock options be reported as an expense. Historically, the Company has disclosed in its footnotes the pro forma expense effect of stock options granted under the Company’s stock option plans in Note 1 - General: Stock-Based Compensation. Under SFAS No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. Calendar year-end companies, therefore, would have been permitted to follow the pre-existing accounting rules for the first and second quarters of 2005, but required to follow SFAS No. 123R for their third quarter reports.

On April 15, 2005, the Securities and Exchange Commission (the “SEC”) approved a new rule allowing companies to implement SFAS 123R at the beginning of their first annual period, rather than the first interim period, beginning after June 15, 2005. This means, for example, that the financial statements for a calendar year-end company do not need to comply with Statement No. 123R until the interim financial statements for the first quarter of 2006 are filed with the SEC. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it only changes the dates for compliance with the standard. The Company plans to adopt SFAS 123R when required by the SEC in the first quarter of 2006. The estimated impact of adopting SFAS 123R will have a material impact on the Company’s consolidated financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2005, the compensation committee of the Company’s board of directors granted options to purchase 797,500 shares of the Company’s common stock to the Company’s employees, directors and consultants. As a result of these grants, the Company recorded non-cash compensation expense of approximately $47,000 during the three months ended March 31, 2005. The exercise price of the options granted during the three months ended March 31, 2005, was between $11.22 and $14.08 per share. Options and warrants for the purchase of 98,930 shares of the Company’s common stock were forfeited during the three months ended March 31, 2005. In addition, options and warrants for the purchase of 187,000 shares of the Company’s common stock were exercised during the three months ended March 31, 2005.

On September 29, 2004, the Company filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on October 13, 2004. The registration statement provides for the offering of up to five million shares of the Company’s common stock. The Company may offer these securities from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interest of the Company and its stockholders. The Company believes that the availability to conduct such offerings enhances its ability to raise additional capital to finance its operations.

NOTE 4 - ACCESS ONCOLOGY ACQUISITION

On February 5, 2004, the Company acquired ACCESS Oncology, a related party, for a purchase price of approximately $19,502,000. The purchase price included the Company’s assumption of certain liabilities of ACCESS Oncology equal to approximately $8,723,000, the issuance of shares of the Company’s common stock valued at approximately $6,325,000, contingent equity rights valued at approximately $4,004,000 and transaction costs of approximately $450,000.

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

In no event will the Company issue more than 4,000,000 shares of its common stock pursuant to the merger agreement. These 4,000,000 shares include 627,578 shares issued or issuable to date and any contingent shares as described above. Accordingly, the amount of the Company’s common stock deliverable to the former ACCESS Oncology stockholders as milestone consideration will be no more than 3,372,422 shares. The Company’s stockholders approved the issuance of shares of its common stock payable as contingent milestone consideration at the 2004 annual meeting of stockholders, which took place on June 10, 2004.

The ACCESS Oncology acquisition has been accounted for as a purchase by the Company under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities assumed from ACCESS Oncology are recorded at the date of acquisition at their respective fair values. The consolidated financial statements and reported results of operations of the Company issued after completion of the acquisition reflect these values but will not be restated retroactively to reflect the historical financial position or results of operations of ACCESS Oncology.

As required by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method" ("FIN 4"), the Company recorded a charge in the three months ended March 31, 2004 of $18,800,000 for the portion of the purchase price allocated to acquired in-process research and development.

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

(in thousands, except per share amounts)	Three months ended March 31, 2004

Revenue	$197
Net loss	$(2,966)
Basic and diluted loss per common share	$(0.10)

The unaudited pro forma financial information above reflects the elimination of balances and transactions between the Company and ACCESS Oncology, which upon completion of the merger would be considered intercompany balances and transactions. The entries include the elimination of certain interest income and expense and the elimination of the reimbursement of salaries and related facility costs of two employees of ACCESS Oncology, both of which net to zero. In addition, the unaudited pro forma financial information above excludes the non-recurring, non-cash charge of $18,800,000 related to acquired in-process research and development in the three months ended March 31, 2004.

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

You should read the following discussion and analysis in conjunction with the unaudited, consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report and in conjunction with management’s discussion and analysis and the audited, consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004.

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

KRX-101

Our lead compound under development is KRX-101, to which we have an exclusive license in North America, Japan and certain other markets. A randomized, double-blind, placebo-controlled, Phase II study of the use of sulodexide for treatment of diabetic nephropathy was conducted in 223 patients in Europe, and the results of this study were published in the June 2002 issue of the Journal of the American Society of Nephrology.  The results of this Phase II study showed a dose-dependent reduction in proteinuria, or pathological urinary albumin excretion rates. In 2001, the Food and Drug Administration, or FDA, granted KRX-101 “Fast-Track” designation for the treatment of diabetic nephropathy.

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

In March 2005, we announced that we had finalized a Special Protocol Assessment, or a SPA, agreement with the FDA for the Phase III and Phase IV clinical trials of KRX-101. The clinical plan to support a New Drug Application, or a NDA, approval for KRX-101 under Subpart H (accelerated approval), as agreed upon with the FDA under an SPA, consists of: (i) a single Phase III trial in patients with microalbuminuria based on the surrogate marker of regression of microalbuminuria as the primary endpoint; (ii) supportive data from previously conducted clinical studies; and (iii) substantial recruitment into our Phase IV confirmatory study that will measure clinical outcomes in patients with overt nephropathy, or macroalbuminuria. As part of our commitment to the FDA, we plan to commence the Phase IV trial at approximately the same time as we begin the Phase III trial. Pursuant to this recommendation, and in accordance with our commitment to the FDA, we expect to commence our pivotal program, including both Phase III and Phase IV studies for KRX-101, in the second quarter of 2005.

KRX-0401

KRX-0401 is a novel, first-in-class, oral signal transduction modifier that inhibits the Akt pathway and other important pathways. It has demonstrated preliminary single agent anti-tumor activity. KRX-0401 is currently in a Phase II clinical program in which it is under evaluation as a single agent as well as in combination with other anti-cancer treatments for multiple forms of cancer. The National Cancer Institute, or NCI, a department of the National Institutes of Health, or NIH, has completed a number of Phase II clinical trials studying KRX-0401 as a single agent, conducted and funded by the NCI under a Cooperative Research and Development Agreement, or CRADA, arrangement with us. To our knowledge, the NCI and its collaborators have presented data from three of their Phase II studies through the date hereof, including from Phase II studies involving sarcoma, head and neck and breast cancers. Findings from these studies led the investigators to conclude that the drug was safe and well-tolerated at the Phase II dose utilized. In the sarcoma study, the investigators reported a partial response (greater than a 50% decrease in tumor mass) as well as several disease stabilizations. With the responses seen in the Phase I trials, there are now three sarcoma patients with durable partial responses. On the Phase II breast cancer study, the investigators scored 3 of 15 evaluable patients as having stable disease, one of which was classified as a mixed responder.

During the second quarter of 2004, we announced the initiation of the Keryx-sponsored Phase II program for KRX-0401. To date we have initiated several trials under this program. The first is a multi-center study that will evaluate the safety and efficacy of KRX-0401 as a single-agent administered weekly to patients with non-small cell lung cancer, or NSCLC, who have progressed despite standard therapy. We have also initiated additional multi-center trials evaluating KRX-0401 in combination with gemcitabine (Gemzar®), paclitaxel (Taxol®) and docetaxel (Taxotere®), all common forms of chemotherapy used to treat multiple tumor types. Recently, we started an “all-comers” Phase II clinical trial evaluating KRX-0401 as a single-agent administered either weekly or daily in a variety of tumor types.

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

General Corporate

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

In the first quarter of 2004, we completed the acquisition of ACCESS Oncology, Inc., or ACCESS Oncology, a privately-held, cancer-focused biotechnology company. The acquired drug portfolio included three clinical stage oncology compounds, designated as KRX-0401, KRX-0402 and KRX-0403. As a part of the acquisition of ACCESS Oncology, we acquired the Online Collaborative Oncology Group, Inc., or OCOG, a subsidiary of ACCESS Oncology, which provides clinical trial management and site recruitment services to us, as well as other biotechnology and pharmaceutical companies.

We are a development stage company and have no product sales to date. Our major sources of working capital have been proceeds from various private placements of equity securities, option and warrant exercises, and from our initial public offering. We have devoted substantially all of our efforts to the discovery, in-licensing and development of drug candidates. We have incurred negative cash flow from operations each year since our inception. We anticipate incurring negative cash flows from operating activities for the foreseeable future. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and potential in-licensing and acquisition opportunities.

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

Our results of operations include non-cash compensation expense as a result of the grants of stock options and warrants. Compensation expense for fixed award options and warrants granted to employees and directors represents the intrinsic value (the difference between the stock price of the common stock and the exercise price of the options or warrants) of the options and warrants at the date of grant. For variable awards, we consider the difference between the stock price at reporting date and the exercise price, in the case where a measurement date has not been reached. The compensation cost is recorded over the respective vesting periods of the individual stock options and warrants. The expense is included in the respective categories of expense in the statement of operations. We expect to incur significant non-cash compensation expense in the future; however, because some of the options and warrants issued to employees, consultants and other third-parties either do not vest immediately or vest upon the achievement of certain milestones, the total expense is uncertain.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2005 and March 31, 2004

Revenue. Service revenue increased by $62,000 to $157,000 for the three months ended March 31, 2005, as compared to revenue of $95,000 for the three months ended March 31, 2004. The increase in service revenue was primarily due to the inclusion of ACCESS Oncology’s results from February 5, 2004, the acquisition date, in the prior comparable period. We do not expect our service revenues to have a material impact on our financial results during the remainder of 2005.

Cost of Services Expense. Cost of services expense increased by $101,000 to $181,000 for the three months ended March 31, 2005, as compared to expense of $80,000 for the three months ended March 31, 2004. The increase in cost of services expense was primarily due to the inclusion of ACCESS Oncology’s results from February 5, 2004, the acquisition date, in the prior comparable period. We do not expect our cost of service expense to have a material impact on our financial results during the remainder of 2005.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option grants and warrant issuances was $176,000 for the three months ended March 31, 2005, as compared to an expense of $202,000 for the three months ended March 31, 2004. Non-cash compensation expense in the current and comparable period were due to adjustments to the fair market value of previously-issued options to consultants and also due to the issuance of options to consultants accounted for using the fair value method.

Non-Cash Acquired In-Process Research and Development Expense. We did not record a charge for the three months ended March 31, 2005. As required by Financial Accounting Standards Board Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," or FIN 4, the Company recorded a charge of $18,800,000 in the three months ended March 31, 2004 for the estimate of the portion of the purchase price of ACCESS Oncology allocated to acquired in-process research and development. A project-by-project valuation was performed with the assistance of independent valuation specialists to determine the fair value of research and development projects of ACCESS Oncology which were in-process, but not yet completed.

Other Research and Development Expenses. Other research and development expenses increased by $2,390,000 to $4,042,000 for the three months ended March 31, 2005, as compared to expenses of $1,652,000 for the three months ended March 31, 2004. The increase in other research and development expenses was due primarily to a $870,000 increase in expenses related to the KRX-101 clinical program as well as to set-up costs associated with the planned Phase III and IV trials, a $1,164,000 increase in expenses related to our clinical stage, oncology drug portfolio, primarily the KRX-0401 clinical program (the $1,164,000 increase includes $159,000 for the purchase of license rights and interests covering patent rights for KRX-0402), and an increase in our licensing costs of $250,000 for the recent in-licensing of a pre-clinical compound. The comparative period last year included one-half, or $500,000, of a one-time bonus paid to our Chief Executive Officer pursuant to his employment agreement for the achievement of a milestone.

We expect our other research and development costs to increase during the year as a result of the pending initiation of the pivotal clinical program for KRX-101 and the expansion of the clinical program for KRX-0401, including the planned commencement of additional single agent and combination trials, as well as possible development programs for our other drug candidates.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense related to stock option grants was $185,000 in each of the three month periods ended March 31, 2005 and 2004. Non-cash compensation expense in the current and comparable period were due to adjustments to the fair market value of previously-issued options to consultants, the issuance of options to consultants accounted for using the fair value method, as well as the current period impact of options granted to certain directors below market value on the date of grant.

Other General and Administrative Expenses. Other general and administrative expenses decreased by $448,000 to $645,000 for the three months ended March 31, 2005, as compared to expenses of $1,093,000 for the three months ended March 31, 2004. The decrease in general and administrative expenses was due primarily to the absence of payroll expenses incurred in the comparable period last year relating to one-half, or $500,000, of a one-time bonus to our Chief Executive Officer for the achievement of a certain milestone pursuant to his employment agreement. The compensation of our Chief Executive Officer is allocated equally between other research and development expenses and other general and administrative expenses to reflect the allocation of his responsibilities and activities for Keryx.

We expect our other general and administrative costs to increase modestly over the year primarily as a result of our support for our clinical development programs, as well as increased costs associated with being a public company.

Interest and Other Income, Net. Interest and other income, net, increased by $145,000 to $240,000 for the three months ended March 31, 2005, as compared to income of $95,000 for the three months ended March 31, 2004. The increase resulted from the general increase in short-term market interest rates when compared to the comparable period last year.

Income Taxes. We did not record any income tax expense for the three months ended March 31, 2005. For the three months ended March 31, 2004, income tax expense was $1,000. Our income tax expense for the three months ended March 31, 2004 resulted from state taxes imposed on our capital.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through our initial public offering, various private placement transactions, and option and warrant exercises. As of March 31, 2005, we had received net proceeds of $46.3 million from our initial public offering, net proceeds of approximately $60.4 million from private placements of our common and preferred stock and convertible notes, including the conversion of $3.2 million of loans into contributed capital, and proceeds of $5.5 million from the exercise of options and warrants.

As of March 31, 2005, we had $44.8 million in cash, cash equivalents, interest receivable, and short-term and long-term securities, a decrease of $5.1 million from December 31, 2004. Cash used in operating activities for the three months ended March 31, 2005 was $5.1 million, as compared to $3.0 million for the three months ended March 31, 2004. This increase in cash used in operating activities was due primarily to increased expenditures associated with the execution of our business plan, including, set-up costs for the KRX-101 pivotal program and expansion of the KRX-0401 clinical program. For the three months ended March 31, 2005, net cash used in investing activities of $1.8 million was primarily the result of an investment in securities. For the three months ended March 31, 2005, net cash provided by financing activities of $0.2 million was the result of net proceeds from the exercise of options and warrants.

We believe that our cash and cash equivalents, interest receivable and short-term and long-term securities will provide us with capital to support our current and planned clinical programs for KRX-101, KRX-0401 and our other drug candidates within our portfolio for approximately the next 24 months. Additionally, we also believe that our cash position provides us with added flexibility in our in-licensing and product acquisition program to potentially strengthen our portfolio with additional clinical-stage drug candidates.

Our cash and cash equivalents and short-term and long-term securities as of March 31, 2005 are invested in highly liquid investments such as cash, money market accounts and short-term and long-term U.S. corporate and government debt and auction note securities. As of March 31, 2005, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout 2005 will continue to be funded from existing cash, cash equivalents, and short-term marketable securities.

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

OBLIGATIONS AND COMMITMENTS

As of March 31, 2005, we have known contractual obligations, commitments and contingencies of $32,142,000. Of this amount, $29,140,000 relates to research and development agreements (primarily relating to our pending pivotal Phase III and Phase IV clinical program for KRX-101), of which $9,697,000 is due within the next year, with the remaining balance due as per the schedule below. The additional $3,002,000 relates to our current and recently signed operating lease obligations, of which $268,000 is due within the next year, with the remaining balance due as per the schedule below.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Research and development agreements	$29,140,000	$9,697,000	$12,560,000	$6,883,000	--
Operating leases	3,002,000	268,000	1,193,000	1,193,000	348,000
Total	$32,142,000	$9,965,000	$13,753,000	$8,076,000	$348,000

Additionally, we have undertaken to make contingent milestone payments to certain of our licensors of up to approximately $67.9 million over the life of the licenses, of which approximately $47.7 million will be due upon or following regulatory approval of the drugs. In certain cases, such payments will reduce any royalties due on sales of related products. In the event that the milestones are not achieved, we remain obligated to pay one licensor $50,000 annually until the license expires. We have also committed to pay to the former stockholders of ACCESS Oncology certain contingent equity rights if its drug candidates meet certain development milestones. In addition, pursuant to his employment agreement, our Chief Executive Officer is entitled to receive a one-time $2.0 million performance-based cash bonus upon our achievement of certain levels of market capitalization or working capital. These commitments are not included in the table above.

During 2004, we entered into a temporary lease arrangement with our President for the utilization of part of his residence for office space associated with our employees in San Francisco, California.  We have expensed a total of $62,000 (which includes $12,000 for the first quarter of 2005) pursuant to the terms of this arrangement, which amount has been included in accounts payable and accrued expenses in the accompanying balance sheet as of March 31, 2005.  In April 2005, we moved our San Francisco operations to new office space and terminated our temporary lease arrangement with our President.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosures of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock Compensation. We have granted options to employees, directors and consultants, as well as warrants to other third parties. In applying Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, we use the Black-Scholes pricing model to calculate the fair market value of our options and warrants. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option or warrant, the closing market price of our stock and the exercise price. We have assumed for the purposes of the Black-Scholes calculation that an option will be exercised one year and two years after it fully vests for consultants and employees, respectively. We base our estimates of our stock price volatility on the volatility during the period prior to the grant of the option or warrant; however, this estimate is neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and warrants.

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

We account for stock-based employee and director compensation arrangements in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the Financial Accounting Standards Board, or FASB, Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” as permitted by SFAS 123. We also comply with the disclosure provisions of SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

Accounting Related to the Valuation of Acquired In-Process Research and Development. As required by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," or FIN 4, we recorded a charge for the three months ended March 31, 2004, of $18,800,000 for the estimate of the portion of the ACCESS Oncology purchase price allocated to acquired in-process research and development.

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

The following assumptions were made in order to forecast future net cash flows:

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

Accounting For Income Taxes. In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires management to estimate our actual current tax exposure and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our U.S. deferred tax assets with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. Our income tax expense during the three months ended March 31, 2004 resulted from state taxes imposed on our capital.

Impairment. We have complied with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, since January 1, 2002. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs required to sell the assets.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R will replace SFAS 123, which was issued in 1995. SFAS 123R requires that the fair value of the grant of employee stock options be reported as an expense. Historically, we have disclosed in our footnotes the pro forma expense effect of stock options granted under our stock option plans in Note 1 - General: Stock-Based Compensation. Under SFAS 123R, we would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. Calendar year-end companies, therefore, would have been permitted to follow the pre-existing accounting literature for the first and second quarters of 2005, but would be required to follow SFAS 123R beginning with their third quarter periodic reports.

On April 15, 2005, the SEC approved a new rule allowing companies to implement SFAS 123R at the beginning of their first annual period, rather than the first interim period, beginning after June 15, 2005. This means, for example, that the financial statements for a calendar year-end company do not need to comply with SFAS 123R until the interim financial statements for the first quarter of 2006 are filed with the SEC. The SEC’s new rule does not change the accounting required by SFAS 123R; it changes only the dates for compliance with the standard.

We plan to adopt SFAS 123R when required by the SEC in the first quarter of 2006. The estimated impact of adopting SFAS 123R will have a material impact on our consolidated financial statements.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2005, we had an accumulated deficit of approximately $92.4 million. As we expand our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates or technologies.

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

Additionally, while we have finalized an agreement with the FDA, pursuant to a Special Protocol Assessment, or SPA, regarding a subpart H clinical development plan for the clinical development of KRX-101 for diabetic nephropathy, no assurance can be given that we will be able to meet the requirements set forth in this agreement. The subpart H process is complex and requires careful execution. Many companies who have been granted the right to utilize an accelerated approval approach have failed to obtain approval. Moreover, negative or inconclusive results from the clinical trials we hope to conduct or adverse medical events could cause us to have to repeat or terminate the clinical trials. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

If our drug candidates do not receive the necessary regulatory approvals, we will be unable to commercialize our drug candidates.

We have not received, and may never receive, regulatory approval for the commercial sale of any of our drug candidates. We will need to conduct significant additional research and human testing before we can apply for product approval with the FDA or with regulatory authorities of other countries. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product and requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. It may take us many years to complete the testing of our drug candidates and failure can occur at any stage of this process. Negative or inconclusive results or medical events during a clinical trial could cause us to delay or terminate our development efforts.

Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies. Drug candidates in the later stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. Specifically, we recently received the recommendation to proceed, as planned, into our pivotal Phase III and Phase IV program for KRX-101 from the Collaborative Study Group. This recommendation was made pursuant to a safety and efficacy assessment of a first interim analysis of data from our ongoing Phase II study for KRX-101. There can be no assurance that the full data from the Phase II study will track the data from the first interim analysis of the Phase II study upon which the recommendation to move forward was made. Moreover, this recommendation to move into our pivotal program, as well as any positive results from our Phase II trial, may not be indicative of results from future clinical trials and the risk remains that the pivotal program for KRX-101 may generate efficacy data that will be insufficient for the approval of the drug, or may raise safety concerns that may prevent approval of the drug.

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

Because we license our proprietary technologies, termination of these license agreements would prevent us from developing our drug candidates.

We do not own any of our drug candidates. We have licensed the patent rights to these drugs candidates from others. These license agreements require us to meet development or financing milestones and impose development and commercialization due diligence requirements on us. In addition, under these agreements, we must pay royalties on sales of products resulting from licensed technologies and pay the patent filing, prosecution and maintenance costs related to the licenses. If we do not meet our obligations in a timely manner or if we otherwise breach the terms of our license agreements, our licensors could terminate the agreements, and we would lose the rights to our drug candidates.

We rely on third parties to manufacture our products. If these third parties do not successfully manufacture our products, our business will be harmed.

We have no experience in manufacturing products for clinical or commercial purposes and do not have any manufacturing facilities. We intend to continue, in whole or in part, to use third parties to manufacture our products for use in clinical trials and for future sales. We may not be able to enter into future third-party contract manufacturing agreements on acceptable terms to us, if at all.

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

We can provide no assurance that we will be able to successfully enter into agreements with such third parties on terms that are acceptable to us, if at all. If we are unable to successfully contract with third parties for these services when needed, or if existing arrangements for these services are terminated, whether or not through our actions, or if such third parties do not fully perform under these arrangements, we may have to delay, scale back or end one or more of our drug development programs or seek to develop or commercialize our technologies independently, which could result in delays. Furthermore, such failure could result in the termination of license rights to one or more of our technologies. Moreover, if these development or marketing agreements take the form of a partnership or strategic alliance, such arrangements may provide our collaborators with significant discretion in determining the efforts and resources that they will apply to the development and commercialization of products based on our technologies. Accordingly, to the extent that we rely on third parties to research, develop or commercialize products based on our technologies, we are unable to control whether such products will be scientifically or commercially successful.

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

We currently have 24 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. In addition, while we have an employment agreement with Mr. Weiss, this agreement would not prevent him from terminating his employment with us.

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

Acquisitions involve a number of operational risks, including:

•	difficulty and expense of assimilating the operations, technology and personnel of the acquired business;

•	our inability to retain the management, key personnel and other employees of the acquired business;

•	our inability to maintain the acquired company’s relationship with key third parties, such as alliance partners;

•	exposure to legal claims for activities of the acquired business prior to the acquisition;

•	the diversion of our management’s attention from our core business; and

•	the potential impairment of substantial goodwill and write-off of in-process research and development costs, adversely affecting our reported results of operations.

We face product liability risks and may not be able to obtain adequate insurance.

The use of our drug candidates in clinical trials, and the future sale of any approved products, exposes us to liability claims. Although we are not aware of any historical or anticipated product liability claims against us, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to cease clinical trials of our drug candidates or limit commercialization of any approved products.

We believe that we have obtained sufficient product liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the commercial sale of any approved products if marketing approval is obtained; however, insurance coverage is becoming increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. We may not be able to obtain additional insurance coverage that will be adequate to cover product liability risks that may arise. Regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for a product;

•	injury to our reputation;

•	our inability to continue to develop a drug candidate;

•	withdrawal of clinical trial volunteers; and

•	loss of revenues.

Consequently, a product liability claim or product recall may result in losses that could be material.

In connection with providing our clinical trial management and site recruitment services, we may be exposed to liability that could have a material adverse effect on our financial condition and results of operations.

The Online Collaborative Oncology Group, Inc., or OCOG, a subsidiary we acquired through our acquisition of ACCESS Oncology, provides clinical trial management and site recruitment services to us as well as other biotechnology and pharmaceutical companies. In conducting the activities of OCOG, any failure on our part to comply with applicable governmental regulations or contractual obligations could expose us to liability to our clients and could have a material adverse effect on us. We also could be held liable for errors or omissions in connection with the services we perform. In addition, the wrongful or erroneous delivery of health care information or services may expose us to liability. If we were required to pay damages or bear the costs of defending any such claims, the losses could be material.

Risks Related to Our Financial Condition

Our current cash, cash equivalents and short-term securities may not be adequate to support our operations for the next 24 months as we have estimated.

We believe that our $44.8 million in cash, cash equivalents, interest receivable and short-term and long-term securities as of March 31, 2005, will be sufficient to enable us to meet our planned operating needs and capital expenditures for approximately the next 24 months. Our forecast of the period of time through which our cash, cash equivalents and short-term securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

We expect to use, rather than generate, funds from operations for the foreseeable future. Based on our current plans, we believe our existing cash and cash equivalents, interest receivable and short-term and long-term securities will be sufficient to fund our operating expenses and capital requirements for approximately the next 24 months; however, the actual amount of funds that we will need prior to or after that date will be determined by many factors, some of which are beyond our control. As a result, we may need funds sooner or in different amounts than we currently anticipate, depending upon:

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

If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third parties some or all of our technology. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our technology, we may be unable to do so on terms favorable to us.

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

As of March 31, 2005, our executive officers, directors and principal stockholders (including their affiliates) beneficially owned, in the aggregate, approximately 24.6% of our outstanding common stock, including, for this purpose, currently exercisable options and warrants held by our executive officers, directors and principal stockholders. As a result, these persons, acting together, may have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, acting together, may have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership may depress the market price of our common stock.

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

Additionally, our executive officers, directors, and principal stockholders beneficially owned, in the aggregate, approximately 24.6% of our common stock as of March 31, 2005, including currently exercisable warrants and options held by them. If some or all of them should decide to sell a substantial number of their holdings, it could have a material adverse effect on the market for our common stock.

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

The concentration of stock ownership by our executive officers, directors and principle stockholders and certain anti--takeover provisions in our charter documents and Delaware law could make a third-party acquisition of us difficult. This could limit the price investors might be willing to pay in the future for our common stock.

As of March 31, 2005, our executive officers, directors and principal stockholders (including their affiliates) beneficially owned, in the aggregate, approximately 24.6% of our outstanding common stock, including, for this purpose, currently exercisable options and warrants held by our executive officers, directors and principal stockholders. In addition, provisions in our amended and restated certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or control us. These factors could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Our amended and restated certificate of incorporation allows us to issue preferred stock with rights senior to those of the common stock. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of such holders. In certain circumstances, such issuance could have the effect of decreasing the market price of our common stock. Our amended and restated bylaws eliminate the right of stockholders to call a special meeting of stockholders, which could make it more difficult for stockholders to effect certain corporate actions. Any of these provisions could also have the effect of delaying or preventing a change in control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt and auction note securities in accordance with our investment policy. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of March 31, 2005, our portfolio of financial instruments consists of cash equivalents and short-term and long-term interest bearing securities, including corporate debt, money market funds, government debt and auction note securities. The average duration of all of our held-to-maturity investments held as of March 31, 2005, was less than one year. Additionally, the re-pricing of our auction notes within thirty days allows these securities to function as short-term investments. Due to the short-term nature of all of our investments, we believe we have no material exposure to interest rate risk arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic filings with the SEC is (1) recorded, processed, summarized and reported properly, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, on a timely basis so that proper disclosure can be made. Our Chief Executive Officer and Principal Financial Officer conducted an evaluation of our disclosure controls and procedures as of March 31, 2005, and concluded that our disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On December 22, 2004, our Compensation Committee approved base salaries for fiscal 2005 for each of our named executive officers. The table below indicates each named executive officers’ base salary for fiscal 2005:

Executive officer	Base salary for 2005

Michael S. Weiss, Chairman and Chief Executive Officer	$286,000
I. Craig Henderson, President	$260,000
Ron Bentsur, Vice President, Finance and Investor Relations	$176,800

In addition, the Compensation Committee approved discretionary bonus eligibility for Dr. Henderson in addition to the terms of his employment agreement. Under this plan, Dr. Henderson may receive up to 100% of his salary as a bonus based upon the achievement of corporate goals and objectives agreed to by the Board of Directors.

On March 9, 2005, we entered into an agreement with Procept, Inc. and the United States Public Health Service, which amended the Patent License Agreement dated February 28, 2002, between Procept, Inc. and the United States Public Health Service, as amended. The license covers the patent rights for KRX-0402. Under the amendment, we obtained all of Procept's rights and interests, and assumed all of Procept's obligations, under the Patent License Agreement. The total consideration to be paid by Keryx under the terms of this agreement is $158,750.

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

10.1
Amendment dated March 9, 2005, between Keryx Biopharmaceuticals, Inc., Procept, Inc. and the United States Public Health Service, to the Patent License Agreement dated February 28, 2002, between Procept, Inc. and the United States Public Health Service.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2005.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2005.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2005.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: May 4, 2005	By:	/s/ Ron Bentsur
Ron Bentsur
Vice President, Finance and Investor Relations (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.1
Amendment dated March 9, 2005, between Keryx Biopharmaceuticals, Inc., Procept, Inc. and the United States Public Health Service, to the Patent License Agreement dated February 28, 2002, between Procept, Inc. and the United States Public Health Service.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2005.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2005.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2005.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2005.