Form 10-Q
period 2005-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2005-11-04
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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

There were 37,697,351 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 1, 2005.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "anticipate," "believe," "estimate," "may," "expect" and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,”“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•	expectations for the development, manufacturing, and approval of KRX-101, KRX-0401, and our additional product candidates or any other products we may acquire or in-license;

•	expectations for incurring additional capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;

•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our business strategy;

•	expected losses; and

•	expectations for future capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Balance Sheets as of September 30, 2005, and December 31, 2004

(in thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$87,220	$29,699
Short-term investment securities	8,855	20,035
Accrued interest receivable	180	144
Other receivables and prepaid expenses	1,725	622
Total current assets	97,980	50,500
Long-term investment securities	13,870	--
Property, plant and equipment, net	753	145
Other assets (primarily intangible assets), net	129	217
Total assets	$112,732	$50,862

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$5,027	$3,079
Accrued compensation and related liabilities	31	743
Deferred revenue	148	140
Total current liabilities	5,206	3,962
Contingent equity rights	4,004	4,004
Other liabilities	327	92
Total liabilities	9,537	8,058
Stockholders’ equity
Common stock, $0.001 par value per share (60,000,000 and 60,000,000 shares authorized, 37,729,922 and 31,373,280 shares issued, 37,673,822 and 31,317,180 shares outstanding at September 30, 2005, and December 31, 2004, respectively)	38	31
Additional paid-in capital	210,686	132,643
Treasury stock, at cost, 56,100 shares at September 30, 2005 and December 31, 2004, respectively	(89)	(89)
Unearned compensation	(2,155)	(2,228)
Deficit accumulated during the development stage	(105,285)	(87,553)
Total stockholders’ equity	103,195	42,804
Total liabilities and stockholders’ equity	$112,732	$50,862

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Operations for the
Three and Nine Months Ended September 30, 2005 and 2004

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Amounts accumulated during the development
	2005	2004	2005	2004	stage

Revenue:
Service revenue	$82	$397	$365	$642	$1,174
Management fees from related party	--	--	--	--	300
Total revenue	82	397	365	642	1,474

Operating expenses:
Cost of services	197	416	539	619	1,374

Research and development:
Non-cash compensation	226	70	539	295	7,679
Non-cash acquired in-process research and development	--	--	--	18,800	18,800
Other research and development	6,501	2,594	15,723	6,313	55,435
Total research and development expenses	6,727	2,664	16,262	25,408	81,914

General and administrative:
Non-cash compensation	258	161	611	967	5,277
Other general and administrative	671	596	2,015	2,434	23,685
Total general and administrative expenses	929	757	2,626	3,401	28,962

Total operating expenses	7,853	3,837	19,427	29,428	112,250

Operating loss	(7,771)	(3,440)	(19,062)	(28,786)	(110,776)

Interest and other income, net	823	187	1,330	452	5,982
Net loss before income taxes	(6,948)	(3,253)	(17,732)	(28,334)	(104,794)

Income taxes	--	--	--	1	491
Net loss	$(6,948)	$(3,253)	$(17,732)	$(28,335)	$(105,285)

Basic and diluted loss per common share	$(0.19)	$(0.11)	$(0.53)	$(0.95)	$(6.02)

Weighted average shares used in computing basic and diluted net loss per common share	36,721,122	30,743,132	33,261,801	29,683,258	17,489,330

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004

(in thousands)

	Nine months ended September 30,		Amounts accumulated during the development stage
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(17,732)	$(28,335)	$(105,285)
Adjustments to reconcile cash flows used in operating activities:
Acquired in-process research and development	--	18,800	18,800
Stock compensation expense	1,150	1,262	12,956
Issuance of common stock to technology licensor	--	--	359
Interest on convertible notes settled through issuance of preferred shares	--	--	253
Depreciation and amortization	136	116	2,557
Loss on disposal of property, plant and equipment	2	--	172
Impairment charges	--	--	2,482
Exchange rate differences	--	(3)	94
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) in other receivables and prepaid expenses	(1,103)	(233)	(1,354)
(Increase) decrease in accrued interest receivable	(36)	67	(180)
Increase in accounts payable and accrued expenses	1,948	147	3,714
(Decrease) in accrued compensation and related liabilities	(712)	(647)	(541)
Increase (decrease) in other liabilities	235	(46)	172
Increase (decrease) in deferred revenue	8	(244)	(308)
Net cash used in operating activities	(16,104)	(9,116)	(66,109)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(682)	(18)	(5,109)
Proceeds from disposals of property, plant and equipment	1	--	425
(Increase) in note and accrued interest receivable from related party	--	(4)	(356)
(Increase) in other assets	(4)	(4)	(1,200)
Proceeds from maturity of (investment in) held-to-maturity short-term securities	11,205	(1,048)	(3,805)
(Investment in) available-for-sale short-term securities	(25)	(5,000)	(6,050)
Proceeds from sale of available-for-sale short-term securities	--	--	1,000
(Investment in) held-to-maturity long-term securities	(13,870)	--	(13,870)
Net cash used in investing activities	(3,375)	(6,074)	(28,965)

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004
(continued)

(in thousands)

	Nine months ended September 30,		Amounts accumulated during the development stage
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	$--	$--	$500
Proceeds from long-term loans	--	--	3,251
Payment of assumed notes payable and accrued interest in connection with the ACCESS Oncology acquisition	--	(6,322)	(6,322)
Issuance of convertible note, net	--	--	2,150
Issuance of preferred shares, net	--	--	8,453
Receipts on account of shares previously issued	--	--	7
Proceeds from initial public offering, net	--	--	46,298
Proceeds from secondary public offering, net	75,843	--	75,843
Proceeds from private placements, net	--	31,707	45,795
Proceeds from exercise of options and warrants	1,157	3,726	6,408
Purchase of treasury stock	--	--	(89)

Net cash provided by financing activities	77,000	29,111	182,294

Cash acquired in acquisition	--	94	94
Effect of exchange rate on cash	--	3	(94)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,521	14,018	87,220

Cash and cash equivalents at beginning of year	29,699	21,672	--

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,220	$35,690	$87,220

NON - CASH TRANSACTIONS
Issuance of common stock in connection with acquisition	$--	$6,325	$6,325
Issuance of contingent equity rights in connection with acquisition	--	$4,003	4,004
Assumption of liabilities in connection with acquisition	--	$8,724	8,723
Conversion of short-term loans into contributed capital	--	--	500
Conversion of long-term loans into contributed capital	--	--	2,681
Conversion of long-term loans into convertible notes of Partec	--	--	570
Conversion of convertible notes of Partec and accrued interest into stock in Keryx	--	--	2,973
Issuance of warrants to related party as finder’s fee in private placement	--	--	114
Declaration of stock dividend	--	--	3

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$--	$1,026	$1,166
Cash paid for income taxes	$--	$1	$432

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements as of September 30, 2005 (unaudited)

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

The Company owns a 100% interest in each of ACCESS Oncology, Inc. and Neryx Biopharmaceuticals, Inc., both U.S. corporations incorporated in the State of Delaware, and Keryx (Israel) Ltd., Keryx Biomedical Technologies Ltd., and K.B.I. Biopharmaceuticals Ltd., each organized in Israel. In 2003, the Company’s three subsidiaries in Israel ceased operations and are currently in the process of being closed down. Substantially all of the Company’s biopharmaceutical development and administrative activities during the three and nine months ended September 30, 2005, and 2004, respectively, were conducted in the United States of America.

On February 5, 2004, the Company completed the acquisition of ACCESS Oncology, Inc. and its subsidiaries (“ACCESS Oncology”). The transaction was structured as a merger of AXO Acquisition Corp., a Delaware corporation and the Company’s wholly-owned subsidiary, with and into ACCESS Oncology, with ACCESS Oncology remaining as the surviving corporation and a wholly-owned subsidiary of the Company. The transaction was accounted for under the purchase method of accounting. See Note 4 - ACCESS Oncology Acquisition for additional information. The assets and liabilities of ACCESS Oncology that the Company acquired and assumed pursuant to the acquisition have been included in the Company’s consolidated financial statements as of February 5, 2004.

The accompanying unaudited interim consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

STOCK - BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options for employees and directors. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) is applied to stock options and warrants granted to persons other than employees and directors.

The following is a pro forma unaudited presentation of reported net loss and net loss per share, calculated to show adjusted values had the compensation expenses for stock options granted under the Company’s stock option plans been determined based on fair value at the grant dates consistent with the method of SFAS No. 123:

	Three months ended September 30,		Nine months ended September 30,		Amounts accumulated during the development
(in thousands, except per share amounts)	2005	2004	2005	2004	stage

Net loss, as reported	$(6,948)	$(3,253)	$(17,732)	$(28,335)	$(105,285)
Add: Stock-based compensation expense to employees and directors determined under the intrinsic value-based method, as included in reported net loss	111	111	334	556	10,068
Deduct: Stock-based compensation expense to employees and directors determined under fair value based method	(931)	(267)	(2,853)	(3,223)	(19,272)
Pro forma net loss	$(7,768)	$(3,409)	$(20,251)	$(31,002)	$(114,489)

Basic and diluted loss per common share:
As reported	$(0.19)	$(0.11)	$(0.53)	$(0.95)	$(6.02)
Pro forma	$(0.21)	$(0.11)	$(0.61)	$(1.04)	$(6.55)

The value of these options has been estimated using the Black-Scholes model. The weighted average fair market value of options granted during the three and nine months ended September 30, 2005, as of the date of the grant, was $9.68 and $7.84, respectively. The assumptions used in the calculation of the fair value of options granted during the three and nine months ended September 30, 2005, were a weighted average expected term of 5.0 years and 4.92 years, respectively, a weighted average expected volatility rate of 82.47% and 84.88%, respectively, and a weighted average risk-free interest rate of 3.91% and 3.72%, respectively.

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants exercisable as of September 30, 2005, and 2004, which are not included in the computation of net loss per share amounts, were 4,587,096 and 4,657,147, respectively.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R will replace SFAS 123, which was issued in 1995. SFAS 123R requires that the fair value of the grant of employee stock options be reported as an expense. Historically, the Company has disclosed the pro forma expense effect of stock options granted under the Company’s stock option plans in Note 1 - General: Stock-Based Compensation of its financial statements. Under SFAS 123R, the Company would have been required to implement the new standard as of the beginning of the first interim or annual period that began after June 15, 2005. Calendar year-end companies, therefore, would have been permitted to follow the pre-existing accounting literature for the first and second quarters of 2005, but would be required to follow SFAS 123R for their third quarter reports.

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

On October 18, 2005, the FASB issued FASB Staff Position (FSP) 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP-123(R)-2”). FSP-123(R)-2 provides guidance about the mutual understanding by the employee and employer of the key terms and conditions of a share-based payment award that is one of the criteria for determining when an award has been granted under SFAS 123R. Under FSP-123(R)-2, assuming all other criteria are met, a mutual understanding of the key terms and conditions of an award is presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if (a) the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer and (b) the key terms of the award are expected to be communicated to all of the recipients within a relatively short period of time from the date of approval. The guidance in FSP 123R-2 should be applied on initial adoption of SFAS-123R.

The Company plans to adopt SFAS 123R and FSP-123(R)-2 in the first quarter of 2006. The estimated impact of adopting SFAS 123R and FSP-123(R)-2 will have a material impact on the Company’s consolidated financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2005, the compensation committee of the Company’s board of directors granted options to purchase 952,500 shares of the Company’s common stock to the Company’s employees, directors and consultants. As a result of these grants, the Company recorded non-cash compensation expense for grants to consultants of approximately $52,000 and $137,000 during the three and nine months ended September 30, 2005, respectively. The exercise price of the options granted during the nine months ended September 30, 2005, was between $11.22 and $16.67 per share and equaled the market value on the date of grant. Options and warrants for the purchase of 117,930 shares of the Company’s common stock were forfeited during the nine months ended September 30, 2005. In addition, options and warrants for the purchase of 576,642 shares of the Company’s common stock were exercised during the nine months ended September 30, 2005.

On July 20, 2005, the Company completed a public offering of 5,780,000 shares of its common stock (including the exercise of a 750,000 over-allotment option granted to the underwriters) to investors at $14.05 per share. Total proceeds to the Company from this public offering were approximately $75.8 million, net of offering expenses of approximately $5.4 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-119376) filed with the SEC on September 29, 2004, and declared effective by the SEC on October 13, 2004. As part of the transaction, on July 11, 2005, the Company filed a registration statement on Form S-3 (File No. 333-126494) with the SEC registering an additional 780,000 shares, which became effective upon filing.

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

The ACCESS Oncology acquisition has been accounted for as a purchase by the Company under GAAP. Under the purchase method of accounting, the assets and liabilities assumed from ACCESS Oncology are recorded at the date of acquisition at their respective fair values. The consolidated financial statements and reported results of operations of the Company issued after completion of the acquisition reflect these values but will not be restated retroactively to reflect the historical financial position or results of operations of ACCESS Oncology.

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

(in thousands, except per share amounts)	Nine months ended September 30, 2004

Revenue	$744
Net loss	$(9,478)
Basic and diluted loss per common share	$(0.32)

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

You should read the following discussion and analysis in conjunction with the unaudited, consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited, consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004.

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

KRX-101

Our lead compound under development is KRX-101, to which we own the exclusive rights to use KRX-101 for the treatment of diabetic nephropathy in North America, Japan and certain other markets outside of Europe. KRX-101 has undergone testing in this indication in multiple clinical trials conducted in Europe, including a randomized 223 patient, double-blind, placebo-controlled Phase II study, known as the DiNAS study. In this study, Type I and Type II diabetic nephropathy patients were treated daily for four months with 50, 100 and 200 milligram gelcaps of KRX-101. These patients showed substantial dose-dependent reduction in proteinuria or pathological urinary albumin excretion rates. The DiNAS study was published in the June 2002 issue of the Journal of the American Society of Nephrology. In 2001, the FDA granted KRX-101 “Fast-Track” designation for the treatment of diabetic nephropathy.

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

In January 2005, we announced that the CSG recommended that we proceed to the Phase III portion of our Phase II/III clinical program of KRX-101. This recommendation was based on the completion, by an independent Data Safety Monitoring Committee, or DSMC, on January 4, 2005, of a safety evaluation of the first interim analysis from the 149-patient, randomized, double-blind, placebo-controlled Phase II clinical trial of KRX-101, and an efficacy assessment of the same data set conducted by the CSG.

In March 2005, we announced that we had finalized a SPA agreement with the FDA for the Phase III and Phase IV clinical trials of KRX-101.

In May 2005, we announced positive interim results from the Phase II clinical study for KRX-101, presented at the National Kidney Foundation's Spring Clinical Meeting. The Phase II study compared two oral doses of KRX-101, 200 and 400 milligrams, versus a placebo in patients with diabetic microalbuminuria who were receiving an ACE inhibitor or ARBs. In this study, patients were treated with KRX-101 or a placebo for six months and were monitored for an additional two months post-treatment. The primary endpoint for the study was “therapeutic success” of the two dose levels combined versus a placebo at six months. Therapeutic success was a binary composite endpoint defined as: conversion from microalbuminuria to normoalbuminuria (with at least a 25% reduction in microalbuminuria) as measured by the albumin/creatinine ratio, or ACR; or at least a 50% reduction in the ACR level relative to baseline. In October 2005, we announced that the final data from our Phase II study of KRX-101 for diabetic nephropathy will be presented at the American Society of Nephrology’s (ASN) Renal Week on November 11, 2005.

In June 2005, we announced the initiation of our pivotal Phase III and Phase IV clinical program for KRX-101. We are conducting both of these trials under our SPA with the FDA. This clinical plan consists of: a single Phase III trial in patients with microalbuminuria based on the surrogate marker of regression of microalbuminuria as the primary endpoint; supportive data from previously conducted clinical studies; and substantial recruitment into our Phase IV confirmatory study that will measure clinical outcomes in patients with overt nephropathy, or macroalbuminuria. The Phase III portion of the program is a randomized, double-blind, placebo-controlled study comparing a 200 milligram daily dose of KRX-101 versus a placebo in patients with persistent microalbuminuria. The Phase IV portion of the program is a randomized, double-blind, placebo-controlled study comparing a 200 milligram daily dose of KRX-101 versus a placebo in patients with persistent macroalbuminuria. The CSG has completed the Phase II trial and is conducting the pivotal Phase III and Phase IV clinical program of KRX-101 for the treatment of diabetic nephropathy.

KRX-0401

KRX-0401 is a novel, first-in-class, oral modulator of Akt and other important signal transduction pathways. This compound has demonstrated preliminary single agent anti-tumor activity and is currently in a Phase II clinical program where it is being studied both as a single agent and in combination with other anti-cancer treatments for multiple forms of cancer.

Five Phase I studies of KRX-0401 have been completed, including two in the U.S., by the National Cancer Institute, or NCI, a department of the National Institutes of Health, or NIH, as part of a Cooperative Research and Development Agreement, or CRADA. These trials demonstrated that KRX-0401 can be safely given to humans with an acceptable toxicity profile and no observed myelosuppression, or bone marrow suppression. We believe that the Phase I data provides clinical evidence of the anti-cancer effects of KRX-0401.

The NCI has completed a number of Phase II clinical trials studying KRX-0401 as a single agent, including studies in prostate, breast, head and neck and pancreatic cancers, as well as melanoma and sarcomas. In total, nine NCI clinical trials have been conducted across the six tumor types mentioned. The NCI and its collaborators have presented data from four of their Phase II studies, including from Phase II studies involving prostate, sarcoma, head and neck and breast cancers. Findings from these studies led the investigators to conclude that the drug was safe and well-tolerated at the Phase II dose utilized. In the sarcoma study, the investigators reported a partial response (greater than 50% decrease in tumor mass) as well as several disease stabilizations. With the responses seen in the Phase I trials, there are now three sarcoma patients with durable partial responses. This has led us to consider exploring additional studies in sarcoma.

During the second quarter of 2004, we announced the initiation of a Phase II program utilizing KRX-0401 as a single agent and in combination with a number of standard anti-cancer therapies in multiple tumor types. To date, we have initiated a number of trials under this program, including single agent studies in lung cancer and sarcoma, and combination studies with a number of standard anti-cancer treatments, such as gemcitabine, paclitaxel, docetaxel, Herceptin® and endocrine therapy. We have also initiated an “all-comers” Phase II clinical trial evaluating KRX-0401 as a single-agent, administered either weekly or daily in a variety of tumor types.

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

Our revenues consist of clinical trial management and site recruitment services. Revenues from providing these services are recognized as the services are provided. Deferred revenue is recorded when we receive a deposit or prepayment for services to be performed at a later date.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2005 and September 30, 2004

Revenue. Service revenue decreased by $315,000 to $82,000 for the three months ended September 30, 2005, as compared to revenue of $397,000 for the three months ended September 30, 2004. The decrease in service revenue was primarily due to a reduction in service contracts in the current period. We do not expect our service revenues to have a material impact on our financial results during the remainder of 2005.

Cost of Services Expense. Cost of services expense decreased by $219,000 to $197,000 for the three months ended September 30, 2005, as compared to expense of $416,000 for the three months ended September 30, 2004. The decrease in cost of services was primarily due to a reduction in service contracts in the current period. We do not expect our cost of service expense to have a material impact on our financial results during the remainder of 2005.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option grants and warrant issuances was $226,000 for the three months ended September 30, 2005, as compared to an expense of $70,000 for the three months ended September 30, 2004. The expenses in the three months ended September 30, 2005, and September 30, 2004 were due to the adjustment to fair market value of previously-issued options to consultants.

Non-Cash Acquired In-Process Research and Development Expense. We did not record a charge for the three months ended September 30, 2005 and 2004, respectively.

Other Research and Development Expenses. Other research and development expenses increased by $3,907,000 to $6,501,000 for the three months ended September 30, 2005, as compared to expenses of $2,594,000 for the three months ended September 30, 2004. The increase in other research and development expenses was due primarily to a $3,990,000 increase in expenses related to our KRX-101 clinical program, including costs associated with the initiation of our pivotal Phase III and Phase IV clinical trials.

We expect our other research and development costs to increase during the remainder of 2005 as a result of the pivotal Phase III and Phase IV clinical program for KRX-101 and the expansion of the clinical program for KRX-0401, including the planned commencement of additional single agent and combination trials, as well as possible development programs for our other drug candidates.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense related to stock option grants and warrant issuances was $258,000 for the three months ended September 30, 2005, as compared to an expense of $161,000 for the three months ended September 30, 2004. For the three months ended September 30, 2005 and September 30, 2004, adjustment to fair market value of previously-issued options to consultants accounted for expenses of $147,000 and $50,000, respectively. Additionally, the continued vesting of options granted to certain directors below market value on the date of issuance (but equal to market price at grant date) accounted for expenses of $111,000 in each period.

Other General and Administrative Expenses. Other general and administrative expenses increased by $75,000 to $671,000 for the three months ended September 30, 2005, as compared to expenses of $596,000 for the three months ended September 30, 2004. The increase in general and administrative expenses was due primarily to increased facility expenses related to the operating lease entered into in 2005.

We expect our other general and administrative costs to increase modestly over the remainder of 2005 primarily as a result of our clinical development programs, as well as increased costs associated with being a public company.

Interest and Other Income, Net. Interest and other income, net, increased by $636,000 to $823,000 for the three months ended September 30, 2005, as compared to income of $187,000 for the three months ended September 30, 2004. The increase resulted from a higher level of invested funds due to the completion of a public offering that closed in July 2005, as well as due to the general increase in short-term market interest rates when compared to the comparable period last year.

Income Taxes. We did not record any income tax expense for the three months September 30, 2005 and 2004, respectively.

Nine months ended September 30, 2005 and September 30, 2004

Revenue. Service revenue decreased by $277,000 to $365,000 for the nine months ended September 30, 2005, as compared to revenue of $642,000 for the nine months ended September 30, 2004. The decrease in service revenue was primarily due to a reduction in service contracts in the current period. We do not expect our service revenues to have a material impact on our financial results during the remainder of 2005.

Cost of Services Expense. Cost of services expense decreased by $80,000 to $539,000 for the nine months ended September 30, 2005, as compared to expense of $619,000 for the nine months ended September 30, 2004. The decrease in cost of services expense was primarily due to a reduction in service contracts in the current period. We do not expect our cost of service expense to have a material impact on our financial results during the remainder of 2005.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option grants and warrant issuances was $539,000 for the nine months ended September 30, 2005, as compared to an expense of $295,000 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, and September 30, 2004, adjustment to fair market value of previously-issued options to consultants accounted for expenses of $424,000 and $238,000, respectively. Additionally, the issuance of options to consultants accounted for using the fair value method accounted for expenses of $115,000 and $57,000, respectively.

Non-Cash Acquired In-Process Research and Development Expense. We did not record a charge for the nine months ended September 30, 2005. As required by Financial Accounting Standards Board Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," or FIN 4, the Company recorded a charge of $18,800,000 in the nine months ended September 30, 2004, for the estimate of the portion of the purchase price of ACCESS Oncology allocated to acquired in-process research and development. A project-by-project valuation was performed with the assistance of independent valuation specialists to determine the fair value of research and development projects of ACCESS Oncology, which were in-process, but not yet completed.

Other Research and Development Expenses. Other research and development expenses increased by $9,410,000 to $15,723,000 for the nine months ended September 30, 2005, as compared to expenses of $6,313,000 for the nine months ended September 30, 2004. The increase in other research and development expenses was due primarily to a $6,765,000 increase in expenses related to our KRX-101 clinical program, including costs associated with the initiation of our pivotal Phase III and Phase IV clinical trials, and a $2,671,000 increase in expenses related to our clinical stage, oncology drug portfolio, primarily the KRX-0401 clinical program (the $2,671,000 increase includes $159,000 for the purchase of additional license rights and interests covering patent rights for KRX-0402). The comparative period last year included one-half, or $500,000, of a one-time bonus paid to our Chief Executive Officer pursuant to his employment agreement for the achievement of a corporate milestone.

We expect our other research and development costs to increase during the remainder of 2005 as a result of the pivotal Phase III and Phase IV clinical program for KRX-101 and the expansion of the clinical program for KRX-0401, including the planned commencement of additional single agent and combination trials, as well as possible development programs for our other drug candidates.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense related to stock option grants and warrant issuances was $611,000 for the nine months ended September 30, 2005, as compared to an expense of $967,000 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 and September 30, 2004, adjustment to fair market value of previously-issued options to consultants accounted for expenses of $256,000 and $240,000, respectively. Additionally, the issuance of options to consultants accounted for using the fair value method accounted for expenses of $22,000 and $172,000, respectively, and the continued vesting of options granted to certain directors below market value on the date of issuance (but equal to market price at grant date) accounted for expenses of $333,000 and $555,000, respectively.

Other General and Administrative Expenses. Other general and administrative expenses decreased by $419,000 to $2,015,000 for the nine months ended September 30, 2005, as compared to expenses of $2,434,000 for the nine months ended September 30, 2004. The decrease in general and administrative expenses in the current period was due primarily to the absence of payroll expenses incurred in the comparable period last year relating to one-half, or $500,000, of a one-time bonus to our Chief Executive Officer for the achievement of a corporate milestone pursuant to his employment agreement. The compensation of our Chief Executive Officer is allocated equally between other research and development expenses and other general and administrative expenses to reflect the allocation of his responsibilities and activities for Keryx.

We expect our other general and administrative costs to increase modestly over the remainder of 2005 primarily as a result of our clinical development programs, as well as increased costs associated with being a public company.

Interest and Other Income, Net. Interest and other income, net, increased by $878,000 to $1,330,000 for the nine months ended September 30, 2005, as compared to income of $452,000 for the nine months ended September 30, 2004. The increase resulted from a higher level of invested funds due to the completion of a public offering that closed in July 2005, as well as due to the general increase in short-term market interest rates when compared to the comparable period last year.

Income Taxes. We did not record any income tax expense for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, income tax expense was $1,000. Our income tax expense for the nine months ended September 30, 2004 resulted from state taxes imposed on our capital.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through our public offerings, various private placement transactions, and option and warrant exercises. As of September 30, 2005, we received net proceeds of $46.3 million from our initial public offering, net proceeds of $75.8 million from our recent public offering, net proceeds of approximately $60.4 million from private placements of our common and preferred stock and convertible notes, including the conversion of $3.2 million of loans into contributed capital, and proceeds of $6.4 million from the exercise of options and warrants.

As of September 30, 2005, we had $110.1 million in cash, cash equivalents, interest receivable, and short-term and long-term securities, an increase of $60.2 million from December 31, 2004. Cash used in operating activities for the nine months ended September 30, 2005, was $16.1 million, as compared to $9.1 million for the nine months ended September 30, 2004. This increase in cash used in operating activities was due primarily to increased expenditures associated with the execution of our business plan, including costs associated with our pivotal Phase III and Phase IV clinical program for KRX-101, and expansion of the KRX-0401 clinical program. For the nine months ended September 30, 2005, net cash used in investing activities of $3.4 million was primarily the result of an investment in securities. For the nine months ended September 30, 2005, net cash provided by financing activities of $77.0 million was primarily the result of a public offering completed in July 2005, as well as net proceeds from the exercise of options and warrants.

In July 2005, we completed a public offering of 5,780,000 shares of our common stock (including the exercise of a 750,000 over-allotment option granted to the underwriters) to investors at $14.05 per share. We received approximately $75.8 million in proceeds, net of offering expenses of approximately $5.4 million.

We believe that our $110.1 million in cash, cash equivalents, interest receivable and investment securities as of September 30, 2005 will be sufficient to enable us to meet our planned operating needs and capital expenditures for at least the next 24 months. Additionally, we also believe that our cash position provides us with added flexibility in our in-licensing and product acquisition program to potentially strengthen our portfolio with additional clinical-stage drug candidates.

Our cash and cash equivalents and investment securities as of September 30, 2005 are invested in highly liquid investments such as cash, money market accounts and short-term and long-term U.S. corporate and government debt and auction note securities. As of September 30, 2005, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout 2005 will continue to be funded from existing cash, cash equivalents, and short-term marketable securities.

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

OBLIGATIONS AND COMMITMENTS

As of September 30, 2005, we have known contractual obligations, commitments and contingencies of $90,012,000. Of this amount, $86,982,000 relates to research and development agreements (primarily relating to our pivotal Phase III and Phase IV clinical program for KRX-101), of which $27,425,000 is due within the next year, with the remaining balance due as per the schedule below. The additional $3,030,000 relates to our operating lease obligations, of which $631,000 is due within the next year, with the remaining balance due as per the schedule below.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Research and development agreements	$86,982,000	$27,425,000	$41,676,000	$17,881,000	$--
Operating leases	3,030,000	631,000	1,193,000	1,193,000	13,000
Total	$90,012,000	$28,056,000	$42,869,000	$19,074,000	$13,000

Additionally, we have undertaken to make contingent milestone payments to certain of our licensors of up to approximately $67.0 million over the life of the licenses, of which approximately $47.3 million will be due upon or following regulatory approval of the licensed drugs. In certain cases, such payments will reduce any royalties due on sales of related products. In the event that the milestones are not achieved, we remain obligated to pay one licensor $50,000 annually until the license expires. We have also committed to pay to the former stockholders of ACCESS Oncology certain contingent equity rights if its drug candidates meet certain development milestones. In addition, pursuant to his employment agreement, our Chief Executive Officer is entitled to receive a one-time $2.0 million performance-based cash bonus upon our achievement of certain levels of market capitalization or working capital. The commitments described in this paragraph are not reflected in the table above.

During 2004, we entered into a temporary lease arrangement with our President for the utilization of part of his residence for office space associated with our employees in San Francisco, California.  We have expensed a total of $62,000 (which includes $12,000 for the first quarter of 2005 and $50,000 for 2004) pursuant to the terms of this arrangement, which amount has been included in accounts payable and accrued expenses in the accompanying balance sheet as of September 30, 2005.  In April 2005, we moved our San Francisco operations to new office space and terminated our temporary lease arrangement with our President.

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

Accounting For Income Taxes. In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires management to estimate our actual current tax exposure and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our U.S. deferred tax assets with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. Our income tax expense during the nine months ended September 30, 2004 resulted from state taxes imposed on our capital.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2005, we had an accumulated deficit of approximately $105.3 million. As we expand our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates or technologies.

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

Additionally, we have finalized with the FDA our SPA, regarding a subpart H clinical development plan for the clinical development of KRX-101 for diabetic nephropathy. This clinical plan consists of: a single Phase III trial in patients with microalbuminuria based on the surrogate marker of regression of microalbuminuria as the primary endpoint; supportive data from previously conducted clinical studies; and substantial recruitment into our Phase IV confirmatory study that will measure clinical outcomes in patients with overt nephropathy, or macroalbuminuria, before filing a New Drug Application, or NDA, with the FDA. The subpart H process is complex and requires careful execution and no assurance can be given that we will be able to meet the requirements set forth in the SPA. Even if we meet those requirements, the FDA is not obligated to grant approval of our NDA for KRX-101. If the FDA approves KRX-101 for marketing on the basis of our SPA, our Phase IV clinical trial may yield insufficient efficacy data or give rise to safety concerns, which could result in withdrawal of such approval or could cause us to withdraw the product from the market. Many companies who have been granted the right to utilize an accelerated approval approach have failed to obtain approval. Moreover, negative or inconclusive results from the clinical trials we hope to conduct or adverse medical events could cause us to have to repeat or terminate the clinical trials. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

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

Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies. Drug candidates in the later stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. Specifically, we received the recommendation to proceed, as planned, into our pivotal Phase III and Phase IV program for KRX-101 from the CSG based on a safety and efficacy assessment of a first interim analysis of data from our ongoing Phase II study for KRX-101, and we recently announced further interim results from this trial. In October 2005, we announced that the final data from our Phase II study of KRX-101 for diabetic nephropathy will be presented at the American Society of Nephrology’s (ASN) Renal Week on November 11, 2005. There can be no assurance that the full data from the Phase II study will track the data from these interim analyses of the Phase II study. Moreover, the recommendation to move into our pivotal program, as well as the announced interim data, may not be indicative of results from future clinical trials and the risk remains that the pivotal program for KRX-101 may generate efficacy data that will be insufficient for the approval of the drug, or may raise safety concerns that may prevent approval of the drug.

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

We have entered into a relationship with a U.S.-based contract manufacturer for KRX-101 which we believe will be adequate to satisfy our current clinical and initial commercial supply needs; however, as we scale-up for commercial manufacturing, we will need to ensure that the manufacturing process matches the established process on a larger scale. As with all heparin-like compounds, the end product is highly sensitive to the manufacturing process utilized. Accordingly, as we scale-up, reproducibility will be required for the successful commercialization of KRX-101. There can be no assurance that we will be successful in this endeavor. Additionally, as we scale-up, we will likely incur capital expenditures to enable larger scale production.

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

If we do not establish or maintain manufacturing, drug development and marketing arrangements with third parties, we may be unable to commercialize our products.

We are an emerging company and do not possess all of the capabilities to fully commercialize our products on our own. From time to time, we may need to contract with third parties to:

●	manufacture our product candidates;

●	assist us in developing, testing and obtaining regulatory approval for and commercializing some of our compounds and technologies; and

●	market and distribute our drug products.

We can provide no assurance that we will be able to successfully enter into agreements with such third parties on terms that are acceptable to us, if at all. If we are unable to successfully contract with third parties for these services when needed, or if existing arrangements for these services are terminated, whether or not through our actions, or if such third parties do not fully perform under these arrangements, we may have to delay, scale back or end one or more of our drug development programs or seek to develop or commercialize our products independently, which could result in delays. Furthermore, such failure could result in the termination of license rights to one or more of our products. If these manufacturing, development or marketing agreements take the form of a partnership or strategic alliance, such arrangements may provide our collaborators with significant discretion in determining the efforts and resources that they will apply to the development and commercialization of our products. Accordingly, to the extent that we rely on third parties to research, develop or commercialize our products, we are unable to control whether such products will be scientifically or commercially successful.

If we are unable to develop adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize our products effectively.

In the event KRX-101 is approved by the FDA, we anticipate conducting our own sales and marketing effort to support the drug, and we may adopt this strategy with respect to future drug products. We currently have no experience in sales, marketing or distribution. To directly market and distribute any products, we must build a sales and marketing organization with appropriate technical expertise and distribution capabilities. We may attempt to build such a sales and marketing organization on our own or with the assistance of a contract sales organization. For some market opportunities, we may need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the commercial success of our products. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and some or all of the revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful. Additionally, building marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels.

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

As of October 31, 2005, we had 30 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. In addition, while we have an employment agreement with Mr. Weiss, this agreement would not prevent him from terminating his employment with us.

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

We believe that our $110.1 million in cash, cash equivalents, interest receivable and investment securities as of September 30, 2005 will be sufficient to enable us to meet our planned operating needs and capital expenditures for at least the next 24 months. Our forecast of the period of time through which our cash, cash equivalents, interest receivable and investment securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

We expect to use, rather than generate, funds from operations for the foreseeable future. Based on our current plans, we believe our existing cash and cash equivalents, interest receivable and investment securities will be sufficient to fund our operating expenses and capital requirements for at least the next 24 months; however, the actual amount of funds that we will need prior to or after that date will be determined by many factors, some of which are beyond our control. As a result, we may need funds sooner or in different amounts than we currently anticipate, depending upon:

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

In July 2003, our Israeli subsidiary vacated its Jerusalem facility, after giving advance notice to the landlord. On May 1, 2005, the landlord of the Jerusalem facility filed suit in Israel claiming that we were liable as a result of the alleged breach of the lease agreement by our subsidiary. The amount demanded by the landlord totals 4,345,313 NIS or approximately $945,000 at the September 30, 2005 exchange rate, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord’s complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord’s complaint. Generally, each answer challenges the merits of the landlord’s cause of action as to each defendant. To date, we have not yet recorded a charge to reflect any potential liability associated with this lawsuit as it is too early to accurately estimate the amount of the charge, if any.

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

As of September 30, 2005, our executive officers, directors and principal stockholders (including their affiliates) beneficially owned, in the aggregate, approximately 21.6% of our outstanding common stock, including, for this purpose, currently exercisable options and warrants held by our executive officers, directors and principal stockholders. As a result, these persons, acting together, may have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, acting together, may have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership may depress the market price of our common stock.

Future sales or other issuances of our common stock could depress the market for our common stock.

Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise funds through the sale of equity in the future.

If we make one or more significant acquisitions in which the consideration includes stock or other securities, your equity in us may be significantly diluted. We may be required to issue up to 3,372,422 shares of our common stock to former shareholders of ACCESS Oncology upon achievement of certain milestones. In addition, we may enter into arrangements permitting us to issue shares of common stock in lieu of certain cash payments such as milestones.

As of September 30, 2005, our executive officers, directors, and principal stockholders beneficially own, in the aggregate, approximately 21.6% of our common stock, including currently exercisable warrants and options held by them. If some or all of them should decide to sell a substantial number of their holdings, it could have a material adverse effect on the market for our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt and auction note securities in accordance with our investment policy. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of September 30, 2005, our portfolio of financial instruments consists of cash equivalents and short-term and long-term interest bearing securities, including corporate debt, money market funds, government debt and auction note securities. The average duration of all of our held-to-maturity investments held as of September 30, 2005, was less than 13 months. Additionally, the re-pricing of our auction notes within thirty days allows these securities to function as short-term investments. Due to the short-term nature of our investments, we believe we have no material exposure to interest rate risk arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic filings with the SEC is (1) recorded, processed, summarized and reported properly, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, on a timely basis so that proper disclosure can be made. Our Chief Executive Officer and Principal Financial Officer conducted an evaluation of our disclosure controls and procedures as of September 30, 2005, and concluded that our disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2003, Keryx (Israel) Ltd., one of our Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord. On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement. In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of our Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, our Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx. The amount demanded by the landlord totals 4,345,313 NIS or approximately $945,000 at the September 30, 2005, exchange rate, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord’s complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord’s complaint. Generally, each answer challenges the merits of the landlord’s cause of action as to each defendant. To date, we have not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of the charge, if any.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, November 4, 2005.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, November 4, 2005.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: November 4, 2005	By:	/s/ Ron Bentsur
Ron Bentsur
Vice President, Finance and Investor Relations (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2005.