Form 10-K
period 2005-12-31
KERYX BIOPHARMACEUTICALS INC
filed 2006-03-08
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.
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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐   Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $344,200,850 as of June 30, 2005, based on the closing sale price of such stock as reported on the Nasdaq National Market.

There were 37,961,696 shares of the registrant’s common stock outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

KERYX BIOPHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "anticipate," "believe," "estimate," "may," "expect" and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•	expectations for the development, manufacturing, and approval of Sulonex, KRX-0401, and our additional product candidates or any other products we may acquire or in-license;

•	expectations for incurring additional capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;

•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our business strategy;

•	expected losses; and

•	expectations for future capital requirements.

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

ITEM 1. BUSINESS.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel pharmaceutical products for the treatment of life-threatening diseases, including diabetes and cancer. Our lead compound under development is Sulonex™ (sulodexide), which we previously referred to as KRX-101, a first-in-class, oral heparinoid compound for the treatment of diabetic nephropathy, a life-threatening kidney disease caused by diabetes. Sulonex is in a pivotal Phase III and Phase IV clinical program under a Special Protocol Assessment, or SPA, with the Food & Drug Administration, or FDA. Additionally, we are developing Zerenex™, an oral, inorganic, iron-based compound that has the capacity to bind to phosphorous and form non-absorbable complexes. Zerenex is currently in Phase II clinical development for the treatment of hyperphosphatemia (elevated phosphate levels) in patients with end-stage renal disease, or ESRD. We are also developing clinical-stage oncology compounds, including KRX-0401, a novel, first-in-class, oral anti-cancer agent that modulates Akt, a protein in the body associated with tumor survival and growth, and a number of other key signal transduction pathways, including the JNK and MAPK pathways, which are pathways associated with programmed cell death, cell growth, cell differentiation and cell survival. KRX-0401 is currently in Phase II clinical development for multiple tumor types. We also have an active in-licensing and acquisition program designed to identify and acquire additional drug candidates. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

The table below summarizes the status of our product pipeline. Each of these drugs is discussed more fully under the heading “Products Under Development.”

Product candidate	Target indication	Development status
Endocrine/Renal
Sulonex™	Diabetic nephropathy	Phase III & Phase IV
Zerenex™	Hyperphosphatemia in patients with end-stage renal disease	Phase II
Oncology
KRX-0401	Multiple forms of cancer	Phase II
KRX-0402	Brain cancer	Phase II
KRX-0404	Multiple forms of cancer	Pre-clinical
Neurology
KRX-0501	Neurological disorders	Pre-clinical

OUR STRATEGY

We are focused on the acquisition, development and commercialization of novel pharmaceutical products for the treatment of life-threatening diseases, including diabetes and cancer. Under our strategy, we currently plan to:

●	continue our pivotal Phase III and Phase IV program for Sulonex;

●	establish the commercial infrastructure required to manufacture, market and sell our drug candidates following approval, if any, by the FDA;

●	continue our company-sponsored Phase II clinical program for KRX-0401 exploring the use of KRX-0401 as a single-agent and in combination with other anti-cancer therapies in multiple cancer types;

●	support additional scientific collaborations for Sulonex and KRX-0401;

●	conduct additional pre-clinical and clinical trials for our other drug candidates; and

●	seek to in-license or acquire additional compounds.

CORPORATE INFORMATION

We were incorporated in Delaware in October 1998. We commenced operations in November 1999, following our acquisition of substantially all of the assets and certain of the liabilities of Partec Ltd., our predecessor company that began its operations in January 1997. Our executive offices are located at 750 Lexington Avenue, New York, New York 10022. Our telephone number is 212-531-5965, and our e-mail address is info@keryx.com.

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

PRODUCTS UNDER DEVELOPMENT

Endocrine/Renal

Sulonex™

Overview

Our lead compound under development is Sulonex (sulodexide), which we previously referred to as KRX-101. We own the exclusive rights to use Sulonex for the treatment of diabetic nephropathy in North America, Japan and certain other markets outside of Europe. Diabetic nephropathy is a long-term complication of diabetes in which the kidneys are progressively damaged. Sulonex is a glycosaminoglycan compound with structural similarities to the broad family of marketed heparins and low molecular weight heparins. Specifically, Sulonex is comprised of heparan sulfate, also referred to as fast-moving heparin, dermatan sulfate and slow-moving heparin. This drug has been marketed in a number of European, Asian and South American countries for many years by our licensor for certain cardiovascular conditions and has a well established safety profile at the doses used for such indications. Additionally, it has been demonstrated in multiple clinical trials conducted in Europe and the U.S., including two randomized, double-blind, placebo-controlled Phase II studies, that Sulonex can reduce urinary protein excretion in patients with diabetic nephropathy. Sulonex is in a pivotal Phase III and Phase IV clinical program under an SPA with the FDA. These trials are being conducted by the Collaborative Study Group, or the CSG, the world’s largest standing renal clinical trial group.

We plan to develop Sulonex in the United States, and possibly other countries where we have exclusive rights under our license, for the treatment of diabetic nephropathy and potentially for other indications.

Market Opportunity

According to the American Diabetes Association, or the ADA, there are 18.2 million people in the United States, or approximately 6.3% of the population, who have diabetes. Of this population, approximately 13 million have been diagnosed with diabetes, of whom approximately 90-95% have been diagnosed with Type II diabetes. Type II diabetes results from the combination of insulin deficiency and the body's relative insensitivity to the insulin present, as opposed to Type I diabetes, in which severe insulin deficiency results from destruction of the insulin-producing beta cells of the pancreas. Moreover, an August 2003 study published by Datamonitor estimates that approximately 50% of all diabetics in the U.S., or approximately nine million people, have diabetic nephropathy. Diabetes is the most common cause of end-stage renal disease, or ESRD, in the United States and in many other developed nations, and represents approximately 45% of all new cases of ESRD in the United States. Despite advances in clinical care, including improvements in glycemic or blood sugar control and blood pressure control, the number of Type I and Type II diabetes-related cases of ESRD continues to rise. In particular, the incidence of Type II diabetes-related ESRD is rapidly increasing. Approximately 20% of diabetics on dialysis in the United States survive for five years, making the mortality of end-stage renal failure in this group higher than most forms of cancer. Unfortunately, renal transplantation is an option for less than 15% of diabetics with ESRD, as compared to 35-40% of non-diabetics, principally due to age and concomitant vascular disease. Despite recent advances, diabetic nephropathy remains a potentially catastrophic illness for which partial but insufficient treatment is currently available.

Scientific Background

Both Type I and Type II diabetes are characterized by insufficient insulin effect upon insulin-requiring tissues. As insulin is required for normal metabolism of glucose, fat and protein, diabetes is accompanied by abnormal blood levels of these substances. In the short term, hyperglycemia, or elevated blood glucose, causes the classic symptoms of diabetes: excessive thirst, frequent urination and weight loss. In the long term, hyperglycemia, as well as other effects resulting from insufficient insulin effect, can progressively damage critical anatomic structures resulting in chronic diabetic complications. We are developing Sulonex for the treatment of diabetic nephropathy, a long-term complication of diabetes in which the kidneys are progressively damaged. This progressive damage results in diminished kidney function progressing to ESRD, which ultimately leads to death unless treated by dialysis and/or renal transplant.

The kidney consists of two anatomically and functionally distinct components placed in serial configuration. The first component is the glomerulus, which performs the critical filtering function of the kidney. Blood is passed through delicate microscopic glomerular capillary loops, which, acting as sieves, allow waste chemicals and excess water to pass through into the glomerular filtrate while retaining desirable components, such as blood cells and albumin, within the blood. One of the key components of the glomerular capillary filtering membrane is highly anionic, or negatively charged, glycosaminoglycan molecules that are similar to the chemical components of Sulonex. The glomerular filtrate, which is the precursor of what will eventually be excreted as urine, flows into the next serial component, the tubular interstitial structure. In the tubules, further water is extracted from the filtrate and minerals and other body chemicals are absorbed from or secreted into the filtrate.

In patients who have diabetic nephropathy, it is the delicate glomerular loops that first sustain damage as a result of the diabetic state. These harmful effects include:

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

Sulonex belongs to a proposed new class of nephroprotective, or kidney protecting, drugs, known as the glycosaminoglycans. A variety of members of this chemical family have been shown to decrease pathological albumin excretion in diabetic nephropathy in humans. Some of the members of this chemical family include the following approved drugs: standard heparin, low molecular weight heparin and danaparoid. These agents all require therapy by injection and are all potent anticoagulants, which are blood thinners capable of inducing bleeding. Sulonex, on the other hand, is given orally and, in this form, has demonstrated little, if any, anticoagulant effects to date.

Pre-Clinical and Clinical Data

Pre-Clinical Data

In pre-clinical studies, glycosaminoglycan components similar or identical to those that make up Sulonex have been evaluated using well accepted rodent models of diabetic nephropathy, in both preventive protocols where the drug was given at a time when diabetes was induced and prior to kidney damage, and treatment protocols, where the drug was given after diabetic kidney damage was already present. These glycosaminoglycans diminished the thickening of glomerular capillary filtering membranes, replenished the crucial anionic, or albumin repelling, charge, lowered urinary albumin leakage and decreased kidney expression of the specific scar protein collagen IV, both in the preventive and the treatment protocols, returning these parameters nearly to their normal levels. In addition, data demonstrated that Sulonex suppresses the hyperglycemia-induced, or high glucose-induced, overproduction of TGF beta, one of the most specific inducers of kidney scarring in diabetic and other kidney diseases. Thus, glycosaminoglycans similar or identical to the components of Sulonex in pre-clinical models have prevented or reversed the hallmark “upstream” pathological abnormalities that drive the engine of progressive kidney dysfunction. Data was presented at the 2005 American Society of Nephrology’s Renal Week that demonstrated that Sulonex inhibited heparanase, an enzyme that is over-expressed in diabetic nephropathy patients and is believed to be a contributing factor to the long-term damage to the kidneys as a result of diabetes.

European Clinical Data

In Europe, there have been approximately 20 studies published assessing the safety and efficacy of Sulonex in humans. Sulonex has been administered to more than 3,000 patients in clinical trials conducted in Europe for the treatment of certain diabetic and non-diabetic conditions and, to our knowledge, has not demonstrated any significant side effects at the doses tested for those uses.

European researchers, with the support of Alfa Wassermann S.p.A., or Alpha Wasserman, the licensor of Sulonex, conducted a randomized, double-blind, placebo-controlled, Phase II study of the use of Sulonex to treat diabetic nephropathy in 223 patients in Europe between 1996 and 1999. In this study, also known as the DiNAS study, Type I and Type II diabetics with diabetic nephropathy were treated daily for four months with 50, 100 and 200 milligram gelcaps of Sulonex. These patients showed substantial dose-dependent reduction in proteinuria or pathological urinary albumin excretion rates. In this study, the higher the dose administered daily, the greater the demonstrated decrease in albumin excretion. The DiNAS study was published in the June 2002 issue of the Journal of the American Society of Nephrology.

U.S.-based Clinical Data

Our recently completed, U.S.-based Phase II multi-center clinical study was conducted by the CSG. This randomized, double-blind, placebo-controlled study compared two doses (200 mg and 400 mg daily) of Sulonex versus placebo for the treatment of diabetic nephropathy in 149 patients between 2003 and 2005. We announced the positive results of this study at the American Society of Nephrology’s Renal Week in November 2005. The results of the study are presented below.

Design of the Phase II Study

The Phase II study was designed as a pilot for the fully-powered pivotal Phase III study, which is currently ongoing. In this Phase II study, two doses of Sulonex (200 mg and 400 mg) were compared to placebo in patients with diabetic microalbuminuria on maximal therapy with an angiotensin converting enzyme inhibitor, known as an ACEi, or a angiotensin receptor blocker, known as an ARB. Patients were treated with Sulonex or placebo for six months and followed for an additional two months post-treatment. Patients were randomized 1:1:1, placebo, 200 mg and 400 mg of Sulonex, respectively.

In this Phase II study, the primary endpoint for the study was the percentage of patients achieving “therapeutic success” at six months. This is also the endpoint in the protocol for the Sulonex Phase III clinical trial now recruiting patients, and which was agreed to with the FDA under an SPA. A patient is considered a therapeutic success if they achieve one of the following outcomes following the six months in the study:

(1)
50% reduction in albumin to creatinine ratio or ACR (ACR is a standard measurement used to assess the level of kidney disease in these patients. ACR measures the level of albumin protein in urine, also referred to as albuminuria,) or

(2)	Normalization of ACR with at least a 25% reduction in ACR (in this study the normal laboratory range for albuminuria was defined as less than 20mg of albumin to 1g of creatinine).

Phase II Data Analysis

A total of 149 patients were randomized into the study. All patients evaluable for therapeutic success at six months (i.e. all patients with a baseline ACR and a six-month ACR) were included in the intent to treat analysis, for a total of 136 patients. All patients in the intent to treat population that at baseline were within the target eligibility range of microalbuminuria as defined in the protocol (ACR 20mg/G to 200mg/G) were included in the per protocol analysis, for a total population of 117 patients.

All of the primary and secondary analyses shown were pre-specified. For the primary endpoint analysis, statistical nominal p values have been provided for informational purposes only since this Phase II study, as a pilot study, had less than a 20% power to show statistically significant results for these endpoints.

The data is presented in two ways. First, the 200mg arm is compared to placebo because the 200mg is the dose in our Phase III and Phase IV protocols, as agreed to with the FDA under the SPA. Next, the data is presented as active (200mg and 400mg) vs. placebo; this was the primary endpoint defined by the Phase II protocol. Information on the effects of the 400mg arm alone can be found in the footnotes to the tables. The dose response relationship of Sulonex previously demonstrated up to 200mg was not observed from 200mg to 400mg in this study.

Table 1—Primary Endpoint Analysis (Therapeutic Success at six months) (200mg vs. Placebo)

	Number of Patients (Placebo/200mg)	Placebo	200mg	p value Fisher’s Exact Test (2-sided)
Per Protocol	36/36	11.0%	33.0%	P=.045
Intent to Treat	42/44	14.0%	32.0%	P=.074

Table 2—Primary Endpoint Analysis (Therapeutic Success at six months) (200mg and 400mg(1) vs. Placebo)

	Number of Patients (Placebo/Active)	Placebo	Active (200mg and 400mg)[1]	p value Fisher’s Exact Test (2-sided)
Per Protocol	36/81	11%	25%	P=.136
Intent to Treat	42/94	14%	26%	P=.180

1 For the 400mg group alone, the Therapeutic Success was 18% on a per protocol basis and 20% on intent to treat basis.

Table 3—Secondary Endpoint Analysis at Six months (Intent to Treat)

	Placebo n=42	200mg n=44	Active (200mg and 400mg1) n=94
>50 % reduction in ACR	12.0%	27.0%	22.0%
Normalization of ACR	9.0%	23.0%	17.0%

1 For the 400mg group alone, the 50% reduction and normalization were 18% and 10%, respectively.

Table 4—Average Changes of ACR Over Time (Intent to Treat)1

	200mg vs. Placebo	Placebo vs. Baseline	200mg vs. Baseline
Two months	-17.00%	-4.0%	-21.00%
Four months	-25.78%	7.5%	-18.28%
Six months	-28.03%	12.57%	-15.46%
Eight months (Two months off therapy)	-28.98%	18.5%	-10.48%

1 The average changes from baseline over time for the 400mg dose group were 3.4%, 3.24%, 5.59% and 12.59%, respectively.

On February 7, 2006, an independent Data Safety Monitoring Committee, or DSMC, met to review the safety data from the Phase II Pilot study as well as the follow-up Long-Term Open-Label Tolerability and Safety study. The DSMC concluded that (i) the risk/benefit ratio of KRX-101 (Sulonex) for the treatment of diabetic nephropathy is acceptable, (ii) the serious adverse event, or SAE, profile seen in either the Phase II Pilot and the Long-Term Open-Label Tolerability and Safety studies were similar to placebo and are consistent with the patient’s co-morbidities of diabetes, hypertension, and/or hyperlipidemia, (iii) no clinically relevant bleeding events have been documented in either study and no changes in coagulation parameters assessed during the Phase II Pilot study have been noted, (iv) further monitoring of coagulation parameters in either the Phase III (Micro) or Phase IV (Macro) studies are not warranted and the use of other anticoagulants such as warfarin, anti-platelet agents, etc. with KRX-101 (Sulonex) is permitted, and (v) based on a review of the safety data from both the Phase II Pilot and Open-Label Tolerability and Safety studies, both the Phase III (Micro) and Phase IV (Macro) studies should continue to randomize patients and no protocol amendments to either study are necessary. In the Phase II pilot study there were four SAEs in four patients in the placebo group, twenty-three SAEs in fifteen patients in the 200mg group and five SAEs in five patients in the 400 mg group. In the Long-Term Open-Label Tolerability and Safety study, there have been twenty-seven SAEs in fourteen patients.

Development Status

In June 2000, we filed an investigational new drug application, or IND, with the FDA for permission to conduct a clinical trial for the treatment of patients with diabetic nephropathy. In 2001, Sulonex was granted Fast-Track designation for the treatment of diabetic nephropathy, and, in 2002, we announced that the FDA had agreed, in principle, to permit us to avail ourselves of the accelerated approval process under subpart H of the FDA’s regulations governing applications for the approval to market a new drug. Generally, subpart H allows for the use of surrogate endpoints in Phase III trials to support the approval of an NDA with confirmatory studies completed post-approval, and could greatly reduce the development time to market.

In the third quarter of 2003, we announced that CSG would conduct the U.S.-based Phase II/III clinical program for Sulonex for the treatment of diabetic nephropathy. The CSG has conducted multiple large-scale clinical trials resulting in over 40 publications in peer-reviewed journals. In addition, the CSG conducted the pivotal studies for two of the three drugs, including an ACE inhibitor and an ARB, that are currently approved for the treatment of diabetic nephropathy.

In the fourth quarter of 2003, we initiated the Phase II portion of our Phase II/III clinical program for Sulonex, and in the third quarter of 2004, we completed the target enrollment for the Phase II portion of the clinical program. The results of the Phase II are presented above under the caption “Phase II Data Analysis.”

In January 2005, we announced that the CSG recommended that we proceed to the Phase III portion of our Phase II/III clinical program of Sulonex. This recommendation was based on the completion, by an independent DSMC, on January 4, 2005, of a safety evaluation of the first interim analysis from the 149 patient, randomized, double-blind, placebo-controlled Phase II clinical trial of Sulonex discussed above, and an efficacy assessment of the same data set conducted by the CSG.

In March 2005, we announced that we had finalized an SPA agreement with the FDA for the Phase III and Phase IV clinical trials of Sulonex.

In June 2005, we announced the initiation of our pivotal Phase III and Phase IV clinical program for Sulonex. We are conducting both of these trials under our SPA with the FDA. This clinical plan consists of: a single Phase III trial in patients with microalbuminuria based on the surrogate marker of regression of microalbuminuria as the primary endpoint; supportive data from previously conducted clinical studies; and substantial recruitment into our Phase IV confirmatory study that will measure clinical outcomes in patients with overt nephropathy, or macroalbuminuria. The Phase III portion of the program is a randomized, double-blind, placebo-controlled study comparing a 200 milligram daily dose of Sulonex versus a placebo in patients with persistent microalbuminuria. The Phase IV portion of the program is a randomized, double-blind, placebo-controlled study comparing a 200 milligram daily dose of Sulonex versus a placebo in patients with persistent macroalbuminuria. The CSG is conducting the pivotal Phase III and Phase IV clinical program of Sulonex for the treatment of diabetic nephropathy.

In November 2005, we announced positive final results from our Phase II study of Sulonex for diabetic nephropathy at the American Society of Nephrology’s (ASN) Renal Week. Interim positive results from this study had been previously announced at the National Kidney Foundation's Spring Clinical Meeting in May 2005. The Phase II study is discussed in detail above under “U.S.- based Clinical Data.”

The ultimate clinical timeline, and consequent cost, for further development of Sulonex will depend, in part, on the successful completion of our Phase III/IV trials, and ultimate approval by the FDA.

Zerenex™

Zerenex, is an oral, inorganic, iron-based compound that has the capacity to bind to phosphorous and form non-absorbable complexes. Zerenex is currently in Phase II clinical development for the treatment of hyperphosphatemia (elevated phosphate levels) in patients with ESRD. The efficacy of Zerenex has been demonstrated in two previous Phase II clinical trials using single fixed dose regimens. In both studies, Zerenex was able to significantly reduce serum phosphorous (p <.005), and the degree of reduction was comparable to calcium based products which were used as control arms in those studies. See Tables 5 and 6 below. Panion & BF Biotech, Inc., the licensor of Zerenex, is currently in the process of finalizing the results of a dose-ranging, randomized, placebo-controlled, multi-center Phase II clinical trial in 116 patients with final results from this study expected in the first half of 2006.

Table 5—Effects on Serum Phosphorus at 4 Weeks (n=28)

Open Label, Randomized, Parallel Groups, 2 sites

Serum Phosphate
	Baseline (mg/dL)	End-Point (Four Weeks) (mg/dL)	Change from Baseline
Zerenex™ (4.5 g/day)	7.2 +/- 2.5	5.9 +/- 2.0	P<0.005
Calcium Acetate (PhosLo®) (4 g/day) (1)	7.2 +/- 2.0	5.6 +/- 1.7	P<0.005

1 Serum calcium increased significantly from baseline to end of treatment (8.7 +/- 0.5 mg/dL to 9.2 +/- 0.7 mg/dL) only in the calcium acetate group.

Table 6—Effects on Serum Phosphorus at 4 Weeks (n=54)

Open Label, Randomized, Crossover, 2 sites

Serum Phosphate
	Baseline (mg/dL)	End-Point (Four Weeks) (mg/dL)	Change from Baseline
Zerenex™ (3 g/day)	6.7 +/- 1.9	5.7 +/- 1.6	P<0.001
Calcium Carbonate (3 g/day) (1)	7.2 +/- 1.9	5.2 +/- 1.5	P<0.001

1 Serum calcium increased only in patients treated with calcium carbonate.

Oncology

KRX-0401

Overview

We are also developing KRX-0401 (perifosine), which is a novel, first-in-class, oral anti-cancer agent that modulates Akt, a protein in the body associated with tumor survival and growth, and a number of other key signal transduction pathways, including the JNK and MAPK pathways, which are pathways associated with programmed cell death, cell growth, cell differentiation and cell survival. This compound has demonstrated preliminary single agent anti-tumor activity and is currently in a Phase II clinical program where it is being studied both as a single agent and in combination with other anti-cancer treatments for multiple forms of cancer.

KRX-0401 is the prototype of a new group of anti-cancer drugs referred to as alkylphosphocholines that block proliferation and induce the apoptosis of cancer cells. This effect is relatively specific for cancer cells compared to normal cells. The mechanism of action for these drugs is not clear. Alkylphosphocholines are known to modulate signaling in a number of pathways known to function abnormally during the development of cancer. One of the pathways inhibited by the alkylphosphocholines is Akt, a pathway associated with tumor survival, growth and resistance to many standard cancer therapies. Akt is considered to be one of the most important cancer targets being researched today.

In September 2002, ACCESS Oncology, Inc., or ACCESS Oncology, a biopharmaceutical company we acquired in February 2004, entered into an exclusive commercial license agreement with Zentaris AG, a wholly owned subsidiary of AEterna Zentaris Inc., acquired a license to a series of U.S. and foreign patents and patent applications relating to the composition of matter and use of KRX-0401 in the treatment of cancer and other conditions. This license agreement covers the United States, Canada and Mexico.

Pre-Clinical and Clinical Data

In vitro, KRX-0401 inhibits the growth of a variety of human tumor cell lines and has substantial activity in vivo against a number of murine tumor models and human xenografts. In model systems the drug appears to be synergistic with radiotherapy and additive or synergistic with cytotoxics such as cisplatin, Adriamycin, and cyclophosphamide. In these experiments, the combination regimens were superior to chemotherapy alone and were well tolerated.

Pre-clinical studies presented at the American Society of Hematology Annual Meeting in December 2005 demonstrated KRX-0401’s potential utility in the treatment of multiple myeloma and possibly other forms of hematological tumors. These studies demonstrated KRX-0401 to be active against human multiple myeloma cell lines and freshly isolated myeloma cells from multiple myeloma patients' bone marrow, including those cells which were resistant to dexamethasone and doxorubicin. KRX-0401 was shown to modulate a number of key cellular functions involved in the replication and death of multiple myeloma cells, and, as in other cell lines, it was shown to be a potent Akt inhibitor. KRX-0401 was active in vitro and in vivo when used alone, and it appeared to be synergistic when combined with either bortezomib (Velcade®) or dexamethasone.

Six Phase I studies of KRX-0401 have been completed, three in Europe by Zentaris and three in the U.S. by the National Cancer Institute, or NCI, a department of the National Institutes of Health, or NIH, as part of a Cooperative Research and Development Agreement, or CRADA, and by us. These trials demonstrated that KRX-0401 can be safely given to humans with an acceptable toxicity profile and no observed myelosuppression, or bone marrow suppression. The dose limiting toxicity in the Phase I studies was gastrointestinal: nausea, vomiting and diarrhea. In addition, some patients experienced fatigue, especially with prolonged administration. In these Phase I studies, there was single agent activity as evidenced by two durable partial responses (one of which lasted more than six months and the other more than 18 months) out of 10 patients with previously treated, evaluable soft tissue sarcomas, a tumor type relatively unresponsive to chemotherapy. In addition, 21 patients were considered by the investigators to have had disease stabilization for two or more months, including patients with sarcomas (2), prostate cancer (3), non-small cell lung cancer (2), breast cancer (2), colon cancer (2), melanoma (2), renal cancer (2), ovarian cancer (1), salivary gland cancer (1), mesothelioma (2) and hepatoma (2). The meaning of disease stabilization in an individual patient in a Phase I study is difficult to assess because the time to progression is variable and may give a false impression of stabilization in individual patients. We believe that the Phase I data provides clinical evidence of the anti-cancer effects of KRX-0401.

The NCI has completed a number Phase II clinical trials studying KRX-0401 as a single agent, including studies in prostate, breast, head and neck and pancreatic cancers, as well as melanoma and sarcomas. In total, nine NCI clinical trials have been conducted across the six tumor types mentioned. The NCI and its collaborators have presented and/or published data from seven of their Phase II studies, including from Phase II studies involving prostate (2), sarcoma, head and neck, melanoma, pancreas and breast cancers. Findings from these studies led the investigators to conclude that the drug was safe and well-tolerated at the Phase II dose utilized. The studies used dosing schedules in which a large “bolus” dose was given on day one or once every 28 days followed by daily doses either continuously or on days two to 21 of a four-week cycle. Bolus doses ranged from 300 mg to 900 mg followed by daily doses of 100 - 150 mg. These studies confirm the safety profile of the bolus plus daily regimens, which had limited grade 3 and no grade 4 gastrointestinal toxicity, the dose limiting toxicity in most of the Phase I trials. However, studies using a single bolus dose of 600 mg to 900 mg on day one and continuous daily KRX-0401 at a dose of 100 mg per day appeared to be better tolerated than studies that used a larger bolus dose on day one of every 28-day cycle followed by 150 mg per day on days two to 21. In the published Phase II sarcoma study, the investigators reported a partial response (greater than 50% decrease in tumor mass) as well as several disease stabilizations. With the responses seen in the Phase I trials, there are now three sarcoma patients with durable partial responses. This has led us to consider exploring additional studies in sarcoma. On the Phase II breast cancer study, the investigators scored three of 15 evaluable patients as having stable disease. One of these patients had measurable tumor regression which failed to reach the level of a partial response by the time the patient elected to withdraw from the study because of gastrointestinal toxicity. The breast cancer trial utilized the more toxic of the regimens employed in these NCI Phase II studies. In the melanoma trial published by the National Cancer Institute of Canada, one patient with a primary mucosal melanoma of the vagina and inguinal adenopathy had a 50% reduction in the size of the palpable nodes after four cycles but developed new disease after the fifth cycle.

In May 2005, we announced that Phase II data presented at the annual meeting of the American Society of Clinical Oncology in Orlando, Florida demonstrated the tolerability and potential efficacy of KRX-0401 in the treatment of patients with biochemically recurrent hormone-sensitive prostate cancer, or HSPC. The investigators concluded that KRX-0401 in the treatment of HSPC patients is feasible, well-tolerated, reduced prostate-specific antigen, or PSA, levels in some patients, and resulted in disease stabilization in approximately 80% of patients. Because of its inhibitory effects on the Akt and related pathways, we believe that further studies of KRX-0401 in combination with androgen ablation and chemotherapy are warranted. In a second study published by investigators at the NCI, there were no radiographic responses or PSA declines of 50% or greater related to KRX-0401, but four patients had stable PSA values for 12 weeks or longer. Eleven of 14 patients, or 78%, in whom circulating tumor cells were measured pre- and post-treatment, showed a decreased number of circulating tumor cells after treatment.

Development Status

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

In January 2006, we announced the initiation of a clinical program to evaluate KRX-0401 as a treatment for multiple myeloma, following positive pre-clinical data presented at the American Society of Hematology Annual Meeting in December 2005, as discussed above. In an ongoing Phase II study, patients with relapsed or relapsed/refractory multiple myeloma are treated with KRX-0401 (150 mg oral daily dose) to assess the single agent activity of KRX-0401 in this patient population. If a patient progresses on KRX-0401 alone, dexamethasone (20mg twice weekly) is added to their KRX-0401 regimen. This study is similar in design to the Velcade® pivotal Phase II program, the SUMMIT study.

We plan to commence additional Phase II trials in 2006.

The ultimate clinical timeline, and consequent cost, for further development of KRX-0401 will depend, in part, on the successful completion of our Phase II trials, and ultimate approval by the FDA.

KRX-0402

KRX-0402 (O6-benzyl guanine or O6-BG) is a small molecule that was specifically designed to block the DNA repair protein, AGT. AGT confers resistance to 06-alkylating agents, such as temozolomide and BCNU, that are commonly used to treat brain cancer, melanoma and non-Hodgkin’s lymphoma. Recent research has shown that KRX-0402 can also potentiate the activity of other alkylating agents, such as cisplatinum and carboplatinum. These drugs are some of the most widely used chemotherapy drugs and are commonly used to treat breast cancer, non-small cell lung cancer and ovarian cancer. Accordingly, we believe that KRX-0402 may have an important role in making cells more susceptible to the damaging effects of alkylating agents, and that KRX-0402 may have utility in the treatment of multiple forms of cancer. KRX-0402 is usually administered intravenously. To date, approximately 400 patients have received KRX-0402 in multiple clinical studies. Dose limiting toxicity for KRX-0402 in combination with chemotherapy was bone marrow suppression. KRX-0402 alone has no identified dose limiting toxicity. Currently, we have plans to conduct additional company-sponsored clinical trials for KRX-0402.

KRX-0404

KRX-0404, currently in pre-clinical development, is an alkylphosphocholine, but, in contrast to KRX-0401, it is suitable for intravenous administration. We expect to continue exploring the potential utility of KRX-0404 over the next year.

Neurology

KRX-0501

KRX-0501 is an orally available small molecule in pre-clinical development with the potential to treat neurological disorders via its unique ability to enhance nerve growth factor, a naturally occurring protein which is essential in the development and survival of certain sympathetic and sensory neurons in both the central and peripheral nervous systems. We expect to continue exploring the potential utility of KRX-0501 over the next year.

COSTS AND TIME TO COMPLETE PRODUCT DEVELOPMENT

The information below provides estimates regarding the costs associated with the completion of the current development phase and our current estimated range of the time that will be necessary to complete that development phase for our drug candidates. We also direct your attention to the risk factors which could significantly affect our ability to meet these cost and time estimates found in this report in Item 1A under the heading “Risk Factors Associated with Our Product Development Efforts.”

Sulonex is currently in Phase III and Phase IV clinical trials. We estimate that the cost to complete the Phase III will be approximately $20 million to $30 million, and we believe that the Phase III will be completed in 2007.

With respect to KRX-0401, KRX-0402 and Zerenex, we are unable to estimate the cost to complete the current phase of each drug and also unable to project a time for the completion of the current phase. Each of KRX-0401, KRX-0402 and Zerenex are in Phase II studies. Phase II clinical trials are highly unpredictable and their length and results will vary based on patient enrollment, response rates in the trials, and the potential need for additional trials or increases in patients included, among other factors. Due to the nature of a Phase II and our inability to predict the results of such studies, we cannot estimate when such a program will end, and it is equally difficult to project the cost to complete such phase.

KRX-0404 and KRX-0501 are currently pre-clinical drug candidates. The timing and results of pre-clinical studies are highly unpredictable. Due to the nature of pre-clinical studies and our inability to predict the results of such studies, we cannot estimate when such pre-clinical development will end, and it is equally difficult to project the cost to complete such development.

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

Sulonex

Pursuant to our license for Sulonex, we initially had the rights to ten patent families, including nine families of issued U.S. patents and foreign counterparts, and one family of a pending U.S. patent application and foreign counterparts. We subsequently filed five additional U.S. patent applications and certain foreign counterparts relating to this product, which applications are currently pending. However, management has determined that several of the licensed patents were not material to our business strategy and relinquished all rights to those patents. The four remaining patent families currently under license cover the use of Sulonex or glycosaminoglycans for the treatment of diabetic nephropathy or retinopathy. These remaining licensed patents, and the additional patent applications, are being maintained throughout the territories in which they were filed.

Currently, U.S. Patent No. 5,496,807 covers the use of sulodexide to treat a patient with diabetic nephropathy exhibiting microalbuminuria or macroalbuminuria. This patent expires in 2014. The presently pending claim 1 of U.S. Patent Application No. 09/873,234, filed on June 4, 2001, if issued, would cover the oral administration of sulodexide to treat a patient with diabetic nephropathy, provided that the dosage of sulodexide is an effective dose of at least 200 milligrams per day that does not cause adverse side effects. This application, if issued, will expire in 2021. Based on the provisions of the Patent Term Extension Act, we currently believe that we would qualify for patent term extension of at least three years, thereby extending our patent exclusivity, for the issued U.S. patent to at least 2017. We, therefore, believe that we will have sufficient time to commercially utilize the inventions directed to the treatment of diabetic nephropathy.

Other Clinical-Stage Compounds, including KRX-0401

Pursuant to our acquisition of ACCESS Oncology in February 2004, we have the exclusive commercial rights to a series of patents and patent applications in the United States, Canada and Mexico related to KRX-0401. These patents and patent applications cover composition of matter and methods of treatment. In addition, as a result of the acquisition, we have obtained the exclusive commercial rights to a series of patents and patent applications related to KRX-0402.

Pursuant to our license for Zerenex, we have the exclusive commercial rights to a series of patent applications worldwide, excluding certain Asian-Pacific countries. These patents and patent applications cover a method of treatment of hyperphosphatemia in patients with end-stage renal disease, as well as a method for the manufacture of Zerenex. Panion holds one use patent (expiring 2020, including approximately three years of expected patent term extension) and two manufacturing process patents (expiring 2023).

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

Alfa Wassermann S.p.A.

Under a license agreement with Alfa Wassermann, we have the exclusive rights to sulodexide (Sulonex) for diabetic nephropathy, neuropathy and retinopathy in the United States, Canada, Japan, Australia, New Zealand, South Africa and Israel. The license entitles Alfa Wassermann to annual license fees and certain milestone payments. Under the license, we must use our reasonable best efforts to commercialize and market sulodexide. Alfa Wassermann must pay us a royalty, to the extent that it or its sub-licensees receive revenues from products that incorporate information or know-how that we develop. The license terminates upon the later of the expiration of all underlying patent rights or 10 years from our first commercial sale of sulodexide.

Collaborative Study Group

In June 2005, we announced that the CSG will be conducting our pivotal Phase III and Phase IV clinical program of Sulonex for the treatment of diabetic nephropathy. The CSG receives a monthly fee and reimbursement of expenses from us as compensation for its work in connection with this clinical program. The CSG also has the right to publish data arising from the clinical program. The agreement remains in force through June 2009, unless extended by the parties. Either party may terminate the agreement at any time upon 30 days written notice to the other party.

Opocrin, S.p.A.

Pursuant to a license with Opocrin, S.p.A., a private drug manufacturer, we have a non-exclusive worldwide license to the manufacturing process of sulodexide (Sulonex) for a period of twelve years from the date of the first commercial sale of the product. Notwithstanding this right, Opocrin shall have the right to terminate the agreement on 60 days notice in the event that we have not submitted an NDA to the FDA by December 31, 2007.

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

The National Institutes of Health

In October 2000, we entered into a worldwide, exclusive commercial sub-license agreement with Procept, Inc., or Procept, a wholly owned subsidiary of Paligent, Inc., relating to the development and marketing of KRX-0402. In March 2005, we entered into an agreement with Procept and the National Institutes of Health, or NIH, which amended the license agreement between Procept and the NIH whereby we obtained all of Procept's rights and interests, and assumed all of Procept's obligations, under the agreement. The NIH is entitled to certain milestone payments, as well as royalty payments on net sales of KRX-0402. The license terminates upon the expiration of all underlying patent rights.

Panion & BF Biotech, Inc.

In November 2005, we entered into a license agreement with Panion & BF Biotech, Inc., or Panion. Under the license agreement, we have acquired the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and marketing of Zerenex.  Panion is entitled to certain milestone payments, as well as royalty payments on net sales of Zerenex. The license terminates upon the expiration of all underlying patent rights.

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

SUPPLY AND MANUFACTURING

We have no experience in manufacturing products for clinical or commercial purposes and do not have any manufacturing facilities. We have entered into a relationship with a U.S.-based contract manufacturer for Sulonex which we believe will be adequate to satisfy our current clinical supply needs; however, as we scale-up for commercial manufacturing, we will need to ensure that we accurately reproduce the established process on a larger scale. As with all heparin-like compounds, the end product is highly sensitive to the manufacturing process utilized. Accordingly, as we scale-up, reproducibility will be required for the successful commercialization of Sulonex. There can be no assurance that we will be successful in this endeavor. Additionally, as we scale-up, we will incur capital expenditures to enable larger scale production.

The creation of a reproducible process is also critical in successfully sourcing Sulonex from multiple suppliers to create back-up manufacturing capabilities and/or to meet market demand. Multi-sourcing is permitted by the FDA provided we can demonstrate that the manufacturing process is the same at all suppliers and the product produced by them is equivalent.

The materials used to manufacture Sulonex, like all heparin-like compounds, are derived from porcine mucosa. Long-term supplies for Sulonex could be affected by limitations in the supply of porcine mucosa and the demand for other heparin products, over which we will have no control. Additionally, diseases affecting the world supply of pigs could have an actual or perceived negative impact on our ability, or the ability of our contract manufacturers, to source, make and/or sell Sulonex. All of these factors could materially affect the commercial success of Sulonex.

We have also established contract manufacturing relationships for the supply of KRX-0401 and KRX-0402.

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

Contract manufacturers are subject to ongoing periodic, unannounced inspections by the FDA, the Drug Enforcement Agency and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. Our contractors in Europe face similar challenges from the numerous European Union and member state regulatory agencies. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations.

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

The FDA must respond to a request for fast track designation within 60 calendar days of receipt of the request. Over the course of drug development, a product in a fast track development program must continue to meet the criteria for fast track designation. Sponsors of products in fast track drug development programs must be in regular contact with the reviewing division of the FDA to ensure that the evidence necessary to support marketing approval will be developed and presented in a format conducive to an efficient review. Sponsors of products in fast track drug development programs ordinarily are eligible for priority review and also may be permitted to submit portions of an NDA to the FDA for review before the complete application is submitted. In 2001, Sulonex received fast track designation.

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

In November of 2002, we announced that the FDA agreed in principal that the NDA for Sulonex may be filed under subpart H. Final approval will be based on a determination by the FDA of the safety and efficacy of Sulonex based on a surrogate endpoint. We have submitted a subpart H clinical development plan to the FDA for the clinical development of Sulonex for diabetic nephropathy.

In March 2005, we announced that we had finalized an SPA agreement with the FDA for the Phase III and Phase IV clinical trials of Sulonex. The clinical plan to support an NDA approval for Sulonex under subpart H, as agreed upon with the FDA under an SPA, consists of: (i) a single Phase III trial in patients with microalbuminuria based on the surrogate marker of regression of microalbuminuria as the primary endpoint; (ii) supportive data from previously conducted clinical studies; and (iii) substantial recruitment into our Phase IV confirmatory study that will measure clinical outcomes in patients with overt nephropathy, or macroalbuminuria.

The subpart H process is complex and requires careful execution. No assurance can be given that we will be able to meet the requirements set forth in the SPA. Even if we meet those requirements, the FDA is not obligated to grant approval of our NDA for Sulonex. If the FDA approves Sulonex for marketing on the basis of our Phase III trial, our Phase IV clinical trial may yield insufficient efficacy data or give rise to safety concerns, which could result in withdrawal of such approval or could cause us to withdraw the product from the market. Many companies who have been granted the right to utilize an accelerated approval approach have failed to obtain approval. Moreover, negative or inconclusive results from the clinical trials we hope to conduct or adverse medical events could cause us to have to repeat or terminate the clinical trials. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

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

As part of the approval process, the FDA must inspect and approve each manufacturing facility. Among the conditions of approval is the requirement that a manufacturer’s quality control and manufacturing procedures conform to cGMP. Manufacturers must expend time, money and effort to ensure compliance with cGMP, and the FDA conducts periodic inspections to certify compliance. It may be difficult for our manufacturers or us to comply with the applicable cGMP and other FDA regulatory requirements. If we, or our contract manufacturers, fail to comply, then the FDA will not allow us to market products that have been affected by the failure.

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

RESEARCH AND DEVELOPMENT

Company-sponsored research and development expenses (excluding non-cash compensation and acquired in-process research and development expenses) totaled $5,996,000 in 2003, $9,805,000 in 2004, and $24,182,000 in 2005. “Other research and development expenses” consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, testing, and enhancement of our product candidates and technologies, as well as expenses related to in-licensing of new product candidates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

EMPLOYEES

As of February 28, 2006, we have 29 full- and part-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

ITEM 1A.  RISK FACTORS

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2005, we had an accumulated deficit of approximately $114.4 million. As we expand our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates or technologies.

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

Risks Associated with Our Product Development Efforts

If we are unable to successfully complete our clinical trial programs, or if such clinical trials take longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are planning clinical trials that will seek to enroll patients with the same diseases as we are studying. In addition, one of our current trials for Sulonex is designed to continue until a pre-determined number of events have occurred to the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates and may also incur increased costs if enrollment is increased in order to achieve the desired number of events. If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials on a cost-effective or timely basis.

Additionally, we have finalized an SPA agreement with the FDA for the Phase III and Phase IV clinical trials of Sulonex. The clinical plan to support an NDA approval for Sulonex under subpart H, as agreed upon with the FDA under an SPA, consists of: (i) a single Phase III trial in patients with microalbuminuria based on the surrogate marker of regression of microalbuminuria as the primary endpoint; (ii) supportive data from previously conducted clinical studies; and (iii) substantial recruitment into our Phase IV confirmatory study that will measure clinical outcomes in patients with overt nephropathy, or macroalbuminuria. The subpart H process is complex and requires careful execution. No assurance can be given that we will be able to meet the requirements set forth in the SPA. Even if we meet those requirements, the FDA is not obligated to grant approval of our NDA for Sulonex. If the FDA approves Sulonex for marketing on the basis of our Phase III trial, our Phase IV clinical trial may yield insufficient efficacy data or give rise to safety concerns, which could result in withdrawal of such approval or could cause us to withdraw the product from the market. Many companies who have been granted the right to utilize an accelerated approval approach have failed to obtain approval. Moreover, negative or inconclusive results from the clinical trials we hope to conduct or adverse medical events could cause us to have to repeat or terminate the clinical trials. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

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

Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies. Drug candidates in the later stages of clinical development may fail to show the desired safety and efficacy traits despite positive results in initial clinical testing. There can be no assurance that the results from the Phase III study will track the data from the Phase II study, or that the results from the Phase IV study will yield sufficient efficacy data. With respect to Sulonex, the recommendation to move into our pivotal program, as well as the announced Phase II data, may not be indicative of results from future clinical trials and the risk remains that the pivotal program for Sulonex may generate efficacy data that will be insufficient for the approval of the drug, or may raise safety concerns that may prevent approval of the drug.

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

Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA and foreign regulations, production costs and development of advanced manufacturing techniques and process controls. Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our drug candidates. In addition, our contract manufacturers will be subject to ongoing periodic, unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with, among other things, current good manufacturing practices, in addition to other governmental regulations and corresponding foreign standards. We will not have control over, other than by contract, third-party manufacturers' compliance with these regulations and standards. Switching or engaging multiple manufacturers may be difficult because the number of potential manufacturers is limited and, particularly in the case of Sulonex, the process by which multiple manufacturers make the drug substance must be identical at each manufacturing facility. It may be difficult for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. Moreover, if we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA and foreign regulations and standards.

If third-party manufacturers fail to deliver the required quantities of our drug candidates on a timely basis and at commercially reasonable prices, we will not be able to commercialize our products as planned.

We have entered into a relationship with a U.S.-based contract manufacturer for Sulonex which we believe will be adequate to satisfy our current clinical supply needs; however, as we scale-up for commercial manufacturing, we will need to ensure that we accurately reproduce the established process on a larger scale. As with all heparin-like compounds, the end product is highly sensitive to the manufacturing process utilized. Accordingly, as we scale-up, reproducibility will be required for the successful commercialization of Sulonex. There can be no assurance that we will be successful in this endeavor. Additionally, as we scale-up, we will incur capital expenditures to enable larger scale production.

If we are not able to obtain the raw materials required for the manufacture of our lead product candidate, Sulonex, our ability to develop and market this product candidate will be substantially harmed.

Source materials for Sulonex, our lead product candidate, are derived from porcine mucosa. Long-term supplies for Sulonex could be affected by limitations in the supply of porcine mucosa and the demand for other heparin products, over which we will have no control. Additionally, diseases affecting the world supply of pigs could have an actual or perceived negative impact on our ability, or the ability of our contract manufacturers, to source, make and/or sell Sulonex. Such negative impact could materially affect the commercial success of Sulonex.

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

Our reliance on third parties, such as clinical research organizations, or CROs, may result in delays in completing, or a failure to complete, clinical trials if they fail to perform under our agreements with them.

In the course of product development, we engage CROs to conduct and manage clinical studies and to assist us in guiding our products through the FDA review and approval process. Because we have engaged and intend to continue to engage CROs to help us obtain market approval for our drug candidates, many important aspects of this process have been and will be out of our direct control. If the CROs fail to perform their obligations under our agreements with them or fail to perform clinical trials in a satisfactory manner, we may face delays in completing our clinical trials, as well as commercialization of one or more drug candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials and the market approval of drug candidates.

Other Risks Related to Our Business

If we are unable to develop adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize our products effectively.

In the event Sulonex is approved by the FDA, we currently plan to conduct our own sales and marketing effort to support the drug, and we may adopt this strategy with respect to future drug products. We currently have no experience in sales, marketing or distribution. To directly market and distribute any products, we must build a sales and marketing organization with appropriate technical expertise and distribution capabilities. We may attempt to build such a sales and marketing organization on our own or with the assistance of a contract sales organization. For some market opportunities, we may need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the commercial success of our products. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and some or all of the revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful. Additionally, building marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels.

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

As of February 28, 2006, we had 29 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. In addition, although we have an employment agreement with Mr. Weiss, this agreement does not prevent him from terminating his employment with us.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 29 employees. We also have significantly fewer employees than many other companies that have a product candidate in late-stage clinical development, and we rely heavily on third parties to conduct many important functions. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our current cash, cash equivalents and investment securities may not be adequate to support our operations for the next 24 months as we have estimated.

We believe that our $100.7 million in cash, cash equivalents, interest receivable and investment securities as of December 31, 2005 will be sufficient to enable us to meet our planned operating needs and capital expenditures for at least the next 24 months. Our forecast of the period of time through which our cash, cash equivalents, interest receivable and investment securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

In July 2003, our Israeli subsidiary vacated its Jerusalem facility, after giving advance notice to the landlord. On May 1, 2005, the landlord of the Jerusalem facility filed suit in Israel claiming that we were liable as a result of the alleged breach of the lease agreement by our subsidiary. The amount demanded by the landlord totals 4,345,313 NIS or approximately $946,000 at the December 31, 2005 exchange rate, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord’s complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord’s complaint. Generally, each answer challenges the merits of the landlord’s cause of action as to each defendant.  All defendants, except Keryx (Israel) Ltd., have also filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer and a hearing date has been set by the Circuit Court of Jerusalem. To date, we have not yet recorded a charge to reflect any potential liability associated with this lawsuit as it is too early to accurately estimate the amount of the charge, if any.

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

As of December 31, 2005, our executive officers, directors and principal stockholders (including their affiliates) beneficially owned, in the aggregate, approximately 21.7% of our outstanding common stock, including, for this purpose, currently exercisable options and warrants held by our executive officers, directors and principal stockholders. As a result, these persons, acting together, may have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, acting together, may have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership may depress the market price of our common stock.

Future sales or other issuances of our common stock could depress the market for our common stock.

Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise funds through the sale of equity in the future. On December 30, 2005, we filed with the SEC a shelf registration statement on Form S-3, that was declared effective by the SEC on January 13, 2006, providing for the offering of up to $150 million of our common stock. Future sales pursuant to this registration statement could depress the market for our common stock.

If we make one or more significant acquisitions in which the consideration includes stock or other securities, your equity in us may be significantly diluted. We may be required to issue up to 3,372,422 shares of our common stock to former stockholders of ACCESS Oncology upon the achievement of certain milestones. In addition, we may enter into arrangements with third parties permitting us to issue shares of common stock in lieu of certain cash payments upon the achievement of milestones.

As of December 31, 2005, our executive officers, directors, and principal stockholders beneficially own, in the aggregate, approximately 21.7% of our common stock, including currently exercisable warrants and options held by them. If some or all of them should decide to sell a substantial number of their holdings, it could have a material adverse effect on the market for our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our corporate and executive office is located in New York, New York. Our New York facility consists of approximately 11,700 square feet of leased space at 750 Lexington Avenue, New York, New York 10022. We are also currently leasing approximately 2,500 square feet of space in the San Francisco, California area, to accommodate our oncology group.

ITEM 3. LEGAL PROCEEDINGS.

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.

In July 2003, Keryx (Israel) Ltd., one of our Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord.  On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement.  In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of our Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, our Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx.  The amount demanded by the landlord totals 4,345,313 NIS or approximately $946,000 at the December 31, 2005, exchange rate, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement.  We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord’s complaint.  In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord’s complaint.  Generally, each answer challenges the merits of the landlord’s cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have also filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer and a hearing date has been set by the Circuit Court of Jerusalem. To date, we have not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of the charge, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Nasdaq National Market and trades under the symbol “KERX.” Trading of our common stock commenced on July 28, 2000, following the completion of our initial public offering.

The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

Fiscal Year Ended December 31, 2005	High	Low
Fourth Quarter	$17.90	$13.09
Third Quarter	$17.71	$13.23
Second Quarter	$14.49	$11.74
First Quarter	$15.38	$10.77

Fiscal Year Ended December 31, 2004	High	Low
Fourth Quarter	$13.80	$9.65
Third Quarter	$12.90	$7.13
Second Quarter	$19.07	$10.57
First Quarter	$15.42	$4.59

Holders

The number of record holders of our common stock as of February 28, 2006 was 52.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2005, regarding the securities authorized for issuance under our equity compensation plans, consisting of the 1999 Stock Option Plan, as amended, the 2000 Stock Option Plan, as amended, the Non-Plan, the 2002 CEO Incentive Stock Option Plan, the 2004 President Incentive Plan and the 2004 Long-Term Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,961,995	$4.51	3,361,822
Equity compensation plans not approved by security holders	3,384,633	$2.57	22,500
Total	8,346,628	$3.72	3,384,322

For information about all of our stock option plans, see Note 7 to our Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

The following Statement of Operations Data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and Balance Sheet Data as of December 31, 2005, 2004, 2003, 2002 and 2001, as set forth below are derived from our audited consolidated financial statements. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Service revenue	$574	$809	$--	$--	$--

Operating expenses:
Cost of services	819	835	--	--	--

Research and development:
Non-cash compensation	594	413	(486)	(1,382)	(17)
Non-cash acquired in-process research and development	--	18,800	--	--	--
Other research and development	24,182	9,805	5,996	9,523	7,416
Total research and development	24,776	29,018	5,510	8,141	7,399

General and administrative:
Non-cash compensation	775	1,087	188	(4)	139
Other general and administrative	3,416	3,581	3,684	4,108	4,302
Total general and administrative	4,191	4,668	3,872	4,104	4,441

Total operating expenses	29,786	34,521	9,382	12,245	11,840

Operating loss	(29,212)	(33,712)	(9,382)	(12,245)	(11,840)

Other income (expense):
Interest and other income, net	2,317	770	247	513	2,231
Income taxes	--	(1)	27	(51)	(197)

Net loss	$(26,895)	$(32,943)	$(9,108)	$(11,783)	$(9,806)

Net loss per common share
Basic and diluted	$(0.78)	$(1.10)	$(0.43)	$(0.59)	$(0.50)

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, interest receivable and investment securities	$100,733	$49,878	$31,414	$24,131	$37,856
Working capital	83,890	46,538	30,982	22,350	35,235
Total assets	105,097	50,862	32,223	29,103	43,067
Long-term obligations	322	92	--	256	766
Contingent equity rights	4,004	4,004	--	--	--
Total stockholders’ equity	94,678	42,804	31,226	26,330	39,215

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in “Item 1A. Risk Factors.” See also the “Special Cautionary Notice Regarding Forward-Looking Statements” set forth at the beginning of this report

You should read the following discussion and analysis in conjunction with “Item 6. Selected Financial Data,” “Item 8. Financial Statements and Supplementary Data,” and our consolidated financial statements appearing elsewhere in this report.

Overview

We are a biopharmaceutical company focused on the acquisition, development and commercialization of novel pharmaceutical products for the treatment of life-threatening diseases, including diabetes and cancer. Our lead compound under development is Sulonex™ (sulodexide), which we previously referred to as KRX-101, a first-in-class, oral heparinoid compound for the treatment of diabetic nephropathy, a life-threatening kidney disease caused by diabetes. Sulonex is in a pivotal Phase III and Phase IV clinical program under a Special Protocol Assessment, or SPA, with the Food & Drug Administration, or FDA. Additionally, we are developing Zerenex™, an oral, inorganic, iron-based compound that has the capacity to bind to phosphorous and form non-absorbable complexes. Zerenex is currently in Phase II clinical development for the treatment of hyperphosphatemia (elevated phosphate levels) in patients with end-stage renal disease, or ESRD. We are also developing clinical-stage oncology compounds, including KRX-0401, a novel, first-in-class, oral anti-cancer agent that modulates Akt, a protein in the body associated with tumor survival and growth, and a number of other key signal transduction pathways, including the JNK and MAPK pathways, which are pathways associated with programmed cell death, cell growth, cell differentiation and cell survival. KRX-0401 is currently in Phase II clinical development for multiple tumor types. We also have an active in-licensing and acquisition program designed to identify and acquire additional drug candidates. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

We are a development stage company and have no product sales to date. Our major sources of working capital have been proceeds from various private placements of equity securities, option and warrant exercises, and from public offerings of our common stock. We have devoted substantially all of our efforts to the discovery, in-licensing and development of drug candidates. We have incurred negative cash flow from operations each year since our inception. We anticipate incurring negative cash flows from operating activities for the foreseeable future. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our product development efforts, our clinical trials and in-licensing and acquisition activities.

Our revenues consist entirely of clinical trial management and site recruitment services. Revenues from providing these services are recognized as the services are provided. Deferred revenue is recorded when we receive a deposit or prepayment for services to be performed at a later date. We have not earned any revenues from the commercial sale of any of our drug candidates.

Our cost of services consist of all costs specifically associated with our clinical trial management and site recruitment client programs such as salaries, benefits paid to personnel, payments to third-party vendors and systems and other support facilities associated with delivering services to our clients. Cost of services are recognized as services are performed.

Our research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, testing, and enhancement of our product candidates and technologies, as well as expenses related to in-licensing of new product candidates. We expense our research and development costs as they are incurred. Other research and development expenses, which excludes non-cash compensation and acquired in-process research and development expenses, for the years ended December 31, 2005, 2004 and 2003 were $24,182,000, $9,805,000, and $5,996,000, respectively.

The following table sets forth the other research and development expenses per project, for the periods presented.

	Years ended December 31,
	2005	2004	2003	Amounts accumulated during the development stage
Sulonex	$16,075,000	$6,064,000	$2,074,000	$30,279,000
KRX-0401	5,394,000	2,230,000	N/A	7,624,000
Other clinical stage compounds	1,593,000	623,000	N/A	2,216,000
Other	1,120,000	888,000	3,922,000	23,775,000
Total	$24,182,000	$9,805,000	$5,996,000	$63,894,000

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

Our ongoing clinical trials will be lengthy and expensive. Even if these trials show that our drug candidates are effective in treating certain indications, there is no guarantee that we will be able to record commercial sales of any of our product candidates in the near future. In addition, we expect losses to continue as we continue to fund in-licensing and development of new drug candidates. As we continue our development efforts, we may enter into additional third-party collaborative agreements and may incur additional expenses, such as licensing fees and milestone payments. In addition, we will need to establish the commercial infrastructure required to manufacture, market and sell our drug candidates following approval, if any, by the FDA, which would result in us incurring additional expenses. As a result, our quarterly results may fluctuate and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Years Ended December 31, 2005 and 2004

Revenue. Service revenue decreased by $235,000 to $574,000 for the year ended December 31, 2005, as compared to revenue of $809,000 for the year ended December 31, 2004. The decrease in service revenue was primarily due to a reduction in service contracts in 2005 as compared to 2004. We do not expect our service revenue to have a material impact on our financial results during the next fiscal year.

Cost of Services Expense. Cost of services expense decreased by $16,000 to $819,000 for the year ended December 31, 2005, as compared to cost of services expense of $835,000 for the year ended December 31, 2004. The decrease in cost of services expense was primarily due to a reduction in service contracts in 2005 as compared to 2004. We do not expect our cost of services expenses to have a material impact on our financial results during the next fiscal year.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option grants and warrant issuances was $594,000 for the year ended December 31, 2005, as compared to an expense of $413,000 for the year ended December 31, 2004. For the year ended December 31, 2005 and 2004, adjustment to fair market value of previously-issued options to consultants accounted for expenses of $464,000 and $276,000, respectively. Additionally, the issuance of options to consultants, requiring the use of the fair value method of accounting, resulted in expenses of $130,000 and $137,000, respectively.

Non-Cash Acquired In-Process Research and Development Expense. We did not record a charge for the year ended December 31, 2005. As required by Financial Accounting Standards Board, or FASB, Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," or FIN 4, the Company recorded a charge of $18,800,000 for the year ended December 31, 2004, for the estimate of the portion of the purchase price of ACCESS Oncology allocated to acquired in-process research and development. A project-by-project valuation was performed with the assistance of independent valuation specialists to determine the fair value of research and development projects of ACCESS Oncology, which were in-process, but not yet completed.

Other Research and Development Expenses. Other research and development expenses increased by $14,377,000 to $24,182,000 for the year ended December 31, 2005, as compared to expenses of $9,805,000 for the year ended December 31, 2004. The increase in other research and development expenses was due primarily to a $10,011,000 increase in expenses related to our Sulonex clinical program, including costs associated with our pivotal Phase III and Phase IV clinical trials, a $3,164,000 increase in expenses related to our KRX-0401 clinical program, and a $970,000 increase in expenses related to our other clinical stage compounds (the $970,000 increase includes $159,000 for the purchase of additional license rights and interests covering patent rights for KRX-0402). The comparative period last year included one-half, or $500,000, of a one-time bonus paid to our Chief Executive Officer pursuant to his employment agreement for the achievement of a corporate milestone.

We expect our other research and development costs to increase over the next year as a result of the pivotal Phase III and Phase IV clinical program for Sulonex and the expansion of the clinical program for KRX-0401, including the planned commencement of additional single agent and combination trials, as well as possible development programs for our other drug candidates.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense related to stock option grants and warrant issuances was $775,000 for the year ended December 31, 2005, as compared to an expense of $1,087,000 for the year ended December 31, 2004. For the year ended December 31, 2005 and 2004, adjustment to fair market value of previously-issued options to consultants accounted for expenses of $306,000 and $175,000, respectively. Additionally, the issuance of options to consultants, requiring the use of fair value method of accounting, resulted in expenses of $24,000 and $245,000, respectively, and the continued vesting of options granted to certain directors below market value on the date of issuance (but equal to market price at grant date) accounted for expenses of $445,000 and $667,000, respectively.

Other General and Administrative Expenses. Other general and administrative expenses decreased by $165,000 to $3,416,000 for the year ended December 31, 2005, as compared to expenses of $3,581,000 for the year ended December 31, 2004. The decrease in general and administrative expenses in 2005 was due primarily to the absence of payroll expenses incurred in 2004 relating to one-half, or $500,000, of a one-time bonus to our Chief Executive Officer for the achievement of a corporate milestone pursuant to his employment agreement, partially offset by a $127,000 increase in insurance expenses and a $120,000 increase in facility expenses. The compensation of our Chief Executive Officer is allocated equally between other research and development expenses and other general and administrative expenses to reflect the allocation of his responsibilities and activities for Keryx.

We expect our other general and administrative costs to increase modestly over the next year primarily as a result of our clinical development programs, as well as increased costs associated with being a public company.

Interest and Other Income, Net. Interest and other income, net, increased by $1,547,000 to $2,317,000 for the year ended December 31, 2005, as compared to income of $770,000 for the year ended December 31, 2004. The increase resulted from a higher level of invested funds due to the completion of a public offering of our common stock that closed in July 2005, as well as due to the general increase in short-term market interest rates when compared to the comparable period last year.

Income Taxes. We did not record any income tax expense for the year ended December 31, 2005. For the year ended December 31, 2004, income tax expense was $1,000. Our income tax expense for the year ended December 31, 2004 resulted from state taxes imposed on our capital.

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

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option grants and warrant issuances was $413,000 for the year ended December 31, 2004, as compared to negative $486,000 for the year ended December 31, 2003. This increase in non-cash compensation expense was primarily due to the issuance of options to consultants, which required use of the fair value method of accounting, as well as due to the adjustment to fair market value of previously-issued options to consultants.

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

Other Research and Development Expenses. Other research and development expenses increased by $3,809,000 to $9,805,000 for the year ended December 31, 2004, as compared to expenses of $5,996,000 for the year ended December 31, 2003. The increase in other research and development expenses was due primarily to a $3,990,000 increase in expenses related to Sulonex, which includes one-half, or $500,000, of a one-time bonus paid to our Chief Executive Officer pursuant to his employment agreement for the achievement of a corporate milestone, a $2,853,000 increase in expenses related to our other clinical stage compounds, and an increase in our licensing costs of $550,000 for the in-licensing of a pre-clinical compound. This increase was partially offset by the absence of a $2,358,000 non-cash impairment charge associated with our 2003 restructuring that was taken during the comparative period last year, as well as the absence of $964,000 in expenses related to early-stage research and development which ceased in 2003.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense related to stock option grants was $1,087,000 for the year ended December 31, 2004, as compared to expenses of $188,000 for the year ended December 31, 2003. This increase in non-cash compensation expense was primarily due to the issuance of previously granted options to purchase shares of our common stock to two non-employee directors at an exercise price less than market price at issue date (but equal to market price at grant date) and due to the issuance of options to consultants, which required use of the fair value method of accounting, as well as due to the adjustment to fair market value of previously-issued options to consultants.

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

Interest and Other Income, Net. Interest and other income, net, increased by $523,000 to $770,000 for the year ended December 31, 2004, as compared to income of $247,000 for the year ended December 31, 2003. The increase resulted from a higher level of invested funds due to the completion of two private placements of our common stock that closed in November 2003 and February 2004, respectively, as well as due to the general increase in short-term market interest rates when compared to the comparative period last year, partially offset by financing expenses related to notes payable assumed in the acquisition of ACCESS Oncology, which we repaid subsequent to closing the acquisition. In addition, the increase in interest and other income, net was due to a one-time payment of $107,000 from a related party service agreement that terminated in 2004.

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

2003 RESTRUCTURING

In 2003, we implemented and completed a strategic reorganization, which we sometimes refer to as the “2003 restructuring.” As a result of this reorganization, we ceased all early-stage research and development activities, ceased operations in our Jerusalem lab facility and completed the disposition of our fixed assets in Israel. The 2003 restructuring included a 17-person reduction in our workforce, primarily in Israel. As part of the 2003 restructuring, we reevaluated our long-lived assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144 and recorded a non-cash impairment charge of $2,482,000 for the year ended December 31, 2003, of which $2,358,000 was included in research and development expenses and $124,000 was included in general and administrative expenses. The impairment charge included a write-off of $1,695,000 in fixed assets and $787,000 in intangible assets. In addition, with our decision to vacate the Jerusalem facility, we reevaluated and significantly shortened the useful life of the leasehold improvements associated with our administrative facilities, resulting in accelerated depreciation of $561,000 for the year ended December 31, 2003. In addition, upon vacating the facility in Jerusalem, the landlord of that facility claimed a bank guarantee in the amount of $222,000 that was previously provided as security in connection with the lease agreement. At December 31, 2004, there were no liabilities associated with the 2003 restructuring accrued for on our balance sheet.

The following table summarizes restructuring expenses that were incurred by us in 2003 that were not part of our ongoing accrual for employee severance benefits made throughout the employment term in accordance with Israeli law.

(in thousands)	2003

Other research and development:
Impairment charge	$2,358
Realization of bank guarantee in connection with lease agreement	144
Severance charge	4
Total other research and development	2,506

Other general and administrative:
Impairment charge	124
Realization of bank guarantee in connection with lease agreement	78
Severance charge	--
Accelerated depreciation	561
Total other general and administrative	763

Total	$3,269

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through public offerings of our common stock, various private placement transactions, and option and warrant exercises. This includes net proceeds of $75.8 million from our July 2005 public offering, and net proceeds of approximately $31.7 million from the private placement of our common stock in fiscal 2004.

As of December 31, 2005, we had $100.7 million in cash, cash equivalents, interest receivable, and short-term and long-term securities, an increase of $50.8 million from December 31, 2004. Cash used in operating activities for the year ended December 31, 2005 was $25.8 million, as compared to $12.0 million for the year ended December 31, 2004. This increase in cash used in operating activities was due primarily to increased expenditures associated with the execution of our business plan, including costs associated with our pivotal Phase III and Phase IV clinical program for Sulonex, and expansion of the KRX-0401 clinical program. For the year ended December 31, 2005, net cash used in investing activities of $13.2 million was primarily the result of an investment in securities. For the year ended December 31, 2005, net cash provided by financing activities of $77.4 million was primarily the result of a public offering of our common stock completed in July 2005, as well as net proceeds from the exercise of options and warrants.

In July 2005, we completed a public offering of 5,780,000 shares of our common stock (including the exercise of a 750,000 over-allotment option granted to the underwriters) to investors at $14.05 per share. We received approximately $75.8 million in proceeds, net of offering expenses of approximately $5.4 million.

We believe that our $100.7 million in cash, cash equivalents, interest receivable and investment securities as of December 31, 2005 will be sufficient to enable us to meet our planned operating needs and capital expenditures for at least the next 24 months. Additionally, we also believe that our cash position provides us with added flexibility in our in-licensing and product acquisition program to potentially strengthen our portfolio with additional clinical-stage drug candidates.

Our cash and cash equivalents and investment securities as of December 31, 2005 are invested in highly liquid investments such as cash, money market accounts and short-term and long-term U.S. corporate and government debt and auction note securities. As of December 31, 2005, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout 2006 will continue to be funded from existing cash, cash equivalents, and short-term marketable securities.

On December 30, 2005, we filed a shelf registration statement on Form S-3 with the SEC, that was declared effective by the SEC on January 13, 2006. The registration statement provides for the offering of up to $150 million of our common stock. We may offer these securities from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interest of the company and our stockholders. We believe that the availability to conduct such offerings enhances our ability to raise additional capital to finance our operations.

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

OBLIGATIONS AND COMMITMENTS

As of December 31, 2005, we have known contractual obligations, commitments and contingencies of $88,336,000. Of this amount, $85,457,000 relates to research and development agreements (primarily relating to our pivotal Phase III and Phase IV clinical program for Sulonex), of which $31,051,000 is due within the next year, with the remaining balance due as per the schedule below. The additional $2,879,000 relates to our operating lease obligations, of which $630,000 is due within the next year, with the remaining balance due as per the schedule below.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Research and development agreements	$85,457,000	$31,051,000	$40,751,000	$13,655,000	$--
Operating leases	2,879,000	630,000	1,193,000	1,056,000	--
Total	$88,336,000	$31,681,000	$41,944,000	$14,711,000	$--

The table above includes certain commitments that are contingent upon our continuing development of our drug candidates.

We have undertaken to make contingent milestone payments to certain of our licensors of up to approximately $57.1 million over the life of the licenses, of which approximately $44.2 million will be due upon or following regulatory approval of the licensed drugs. In certain cases, such payments will reduce any royalties due on sales of related products. In the event that the milestones are not achieved, we remain obligated to pay one licensor $50,000 annually until the license expires. We have also committed to pay to the former stockholders of ACCESS Oncology certain contingent equity rights if its drug candidates meet certain development milestones. In addition, pursuant to his employment agreement, our Chief Executive Officer is entitled to receive a one-time $2.0 million performance-based cash bonus upon our achievement of certain levels of market capitalization or working capital. The commitments described in this paragraph are not reflected in the table above.

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

Stock Compensation. We have granted options to employees, directors and consultants, as well as warrants to other third parties. In applying SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, we use the Black-Scholes pricing model to calculate the fair market value of our options and warrants. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option or warrant, the closing market price of our stock and the exercise price. We have assumed for the purposes of the Black-Scholes calculation that an option will be exercised one year after it fully vests for consultants and two years after it fully vests for employees, respectively. We base our estimates of our stock price volatility on the volatility during the period prior to the grant of the option or warrant; however, this estimate is neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and warrants.

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

We account for stock-based employee and director compensation arrangements in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” or FIN 44, as allowed by SFAS No. 123. We also comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” or SFAS No. 148.

Accounting Related to the Valuation of Acquired In-Process Research and Development. As required by FIN 4, we recorded a charge of $18,800,000 for the estimate of the portion of ACCESS Oncology purchase price allocated to acquired in-process research and development.

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

The valuations are based on information that was available as of the acquisition date and the expectations and assumptions deemed reasonable by our management. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For example, the following changes in our assumptions would have yielded the indicated change in the total amount of the acquired in-process research and development charge:

•
if the growth rate regarding the revenue assumptions for the three drugs under development and included in the assumptions on future cash flows were increased by 10%, the result on the aggregate amount of the charge would have been approximately $4,500,000, yielding a total charge of approximately $23,300,000, or if the growth rate were decreased by 5%, the result on the aggregate amount of the charge would have been approximately $2,200,000, yielding a total charge of approximately $16,600,000;

•
if the discount rate used to bring the estimated future cash flows to a present value amount (which was based on a 55% rate) were reduced by 10%, the total charge would have increased to approximately $33,000,000, and if the discount rate were increased by 10%, the total charge would have decreased to approximately $11,000,000.

Additionally, if it was assumed that the research and development activity of the least developed of the three drugs under development acquired with ACCESS Oncology was going to be terminated for any reason and had no alternative future use, including inconclusive clinical results, the amount of the in-process research and development charge would have been reduced, possibly creating a situation where we would have recognized goodwill.

In each of the above scenarios, the change in the in-process research and development charge would have required an equal change in contingent equity rights, or if a significant decrease, goodwill would have been recorded.  Contingent equity rights represent the lesser of negative goodwill and the maximum value of the contingent consideration at the date of the acquisition.  Changes in the acquired in-process research and development charge do not change the amount or the value of the contingent consideration that could ultimately be paid.

Accruals for Clinical Research Organization and Clinical Site Costs. We make estimates of costs incurred to date in relation to external clinical research organizations, or CROs, and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. In addition, administrative costs related to external CROs are recognized on a straight-line basis over the estimated contractual period.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R will replace SFAS No. 123, which was issued in 1995. SFAS No. 123R requires that the fair value of the grant of employee stock options be reported as an expense. Historically, we have disclosed the pro forma expense effect of stock options granted under our stock option plans in Note 1 - Organization and Summary of Significant Accounting Policies: Stock-Based Compensation. Under SFAS No. 123R, we would have been required to implement the new standard as of the beginning of the first interim or annual period that began after June 15, 2005. Calendar year-end companies, therefore, would have been permitted to follow the pre-existing accounting literature for the first and second quarters of 2005, but would be required to follow SFAS No. 123R for their third quarter reports.

On April 15, 2005, the SEC approved a new rule permitting companies to implement SFAS No. 123R at the beginning of their first annual period, rather than the first interim period, beginning after June 15, 2005. This means that the financial statements for a calendar year-end company do not need to comply with SFAS No. 123R until the first quarter of 2006.

On October 18, 2005, the FASB issued FASB Staff Position (FSP) 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP-123(R)-2”). FSP-123(R)-2 provides guidance about the mutual understanding by the employee and employer of the key terms and conditions of a share-based payment award that is one of the criteria for determining when an award has been granted under SFAS No. 123R. Under FSP-123(R)-2, assuming all other criteria are met, a mutual understanding of the key terms and conditions of an award is presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if (a) the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer and (b) the key terms of the award are expected to be communicated to all of the recipients within a relatively short period of time from the date of approval. The guidance in FSP 123R-2 should be applied on initial adoption of SFAS-123R.

We plan to adopt SFAS No. 123R and FSP-123(R)-2 in the first quarter of 2006. The estimated impact of adopting SFAS No. 123R and FSP-123(R)-2 will have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt and auction note securities in accordance with our investment policy. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of December 31, 2005, our portfolio of financial instruments consists of cash equivalents and short-term and long-term interest bearing securities, including corporate debt, money market funds, government debt and auction note securities. The average duration of all of our held-to-maturity investments held as of December 31, 2005, was less than 14 months. Additionally, the re-pricing of our auction notes within thirty days allows these securities to function as short-term investments. Due to the short-term nature of our investments, we believe we have no material exposure to interest rate risk arising from our investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements as of December 31, 2005, are incorporated by reference from Item 15 of this report and are presented beginning on page F-1. The following table sets forth unaudited selected operating results for each of the four fiscal quarters in the years ended December 31, 2005, and December 31, 2004. We believe that the following selected quarterly information includes all adjustments, consisting only of normal, recurring adjustments, which we consider necessary to present this information fairly. You should read this financial information in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. Our results of operations have fluctuated in the past and are likely to continue to fluctuate greatly from quarter to quarter in the future. Therefore, results of operations for any previous periods are not necessarily indicative of results of operations to be recorded in the future.

	2005
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Service revenue	$157	$126	$82	$209

Operating expenses:
Cost of services	181	161	197	280

Research and development:
Non-cash compensation	176	137	226	55
Non-cash acquired in-process research and development	--	--	--	--
Other research and development	4,042	5,180	6,501	8,459
Total research and development	4,218	5,317	6,727	8,514

General and administrative:
Non-cash compensation	185	168	258	164
Other general and administrative	645	699	671	1,401
Total general and administrative	830	867	929	1,565

Total operating expenses	5,229	6,345	7,853	10,359

Operating loss	(5,072)	(6,219)	(7,771)	(10,150)

Other income (expense)
Interest and other income, net	240	267	823	987
Income taxes	--	--	--	--

Net loss	$(4,832)	$(5,952)	$(6,948)	$(9,163)

Net loss per common share
Basic and diluted	$(0.15)	$(0.19)	$(0.19)	$(0.24)

	2004
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Service revenue	$95	$150	$397	$167

Operating expenses:
Cost of services	80	123	416	216

Research and development:
Non-cash compensation	202	23	70	118
Non-cash acquired in-process research and development	18,800	--	--	--
Other research and development	1,652	2,067	2,594	3,492
Total research and development	20,654	2,090	2,664	3,610

General and administrative:
Non-cash compensation	185	621	161	120
Other general and administrative	1,093	745	596	1,147
Total general and administrative	1,278	1,366	757	1,267

Total operating expenses	22,012	3,579	3,837	5,093

Operating loss	(21,917)	(3,429)	(3,440)	(4,926)

Other income (expense)
Interest and other income, net	95	170	187	318
Income taxes	(1)	--	--	--

Net loss	$(21,823)	$(3,259)	$(3,253)	$(4,608)

Net loss per common share
Basic and diluted	$(0.78)	$(0.11)	$(0.11)	$(0.15)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Principal Financial Officer (which at that time was Ron Bentsur, who as of the date of this report is now the principal accounting officer and has executed this report in that capacity), have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in our reports that we file or submit to the SEC was recorded, processed, summarized and reported properly, within the time periods specified in the SEC’s rules and forms.

Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, issued an attestation on our assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

ITEM 9B. OTHER INFORMATION

Not Applicable.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item regarding our directors and officers is incorporated herein by reference from our Proxy Statement for our 2006 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item regarding executive compensation is incorporated herein by reference from our Proxy Statement for our 2006 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item regarding the security ownership of certain of our beneficial owners and our management is incorporated herein by reference from our Proxy Statement for our 2006 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item regarding certain relationships and related transactions is incorporated herein by reference from our Proxy Statement for our 2006 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item regarding principal accountant fees and services is incorporated herein by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders.

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

10.2!
License Agreement between Alfa Wassermann S.p.A. and Partec Ltd., dated as of November 12, 1998, filed as Exhibit 10.7 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on July 24, 2000 (File No. 333-37402), and incorporated by reference.

10.3!
License Agreement between Opocrin S.p.A. and Keryx Biopharmaceuticals, Inc., dated September 25, 2002, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 12, 2002 (File No. 000-30929), and incorporated herein by reference.

10.4
Form of Sulonex™ (KRX-101) Scientific Advisory Board Agreement, filed as Exhibit 10.20 to the Registrant’s First Amendment to the Registration Statement on Form S-1 filed on June 30, 2000 (File No. 333-37402), and incorporated herein be reference.

10.5†
Employment Agreement between Ron Bentsur and Keryx Biopharmaceuticals, Inc., dated as of June 23, 2003, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003 (File No. 000-30929), and incorporated herein by reference.

10.6†
Employment Agreement between Keryx Biopharmaceuticals, Inc. and Michael S. Weiss dated as of December 23, 2002, filed as Exhibit 10.1 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 000-30929), and incorporated herein by reference.

10.7†
1999 Stock Option Plan, as amended, filed as Exhibit 10.2 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 000-30929) and incorporated herein by reference.

10.8†
2000 Stock Option Plan, as amended, filed as Exhibit 10.3 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 000-30929) and incorporated herein by reference.

10.9†
2002 CEO Incentive Stock Option Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 000-30929) and incorporated herein by reference.

10.10
Sub-license Agreement dated October 13, 2000 between Procept, Inc. and AOI Pharmaceuticals, Inc., filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004, and incorporated herein by reference.

10.11
Amendment to Sub-license agreement dated February 28, 2002 between AOI Pharmaceuticals, Inc. and Procept, Inc., filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004, and incorporated herein by reference.

10.12
Patent License Agreement dated February 28, 2002 between Procept, Inc. and United State Public Health Services, as amended, filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004, and incorporated herein by reference.

10.13
Release Agreement dated February 28, 2002 among AOI Pharmaceuticals, Inc., Procept, Inc., and United States Public Health Services, filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004, and incorporated herein by reference.

10.14
Comprehensive Release Agreement dated May 29, 2002 among AOI Pharmaceuticals, Inc., Procept, Inc., United States Public Health Services and the University of Chicago, filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004, and incorporated herein by reference.

10.15!
Sub-license Agreement between Prescient NeuroPharma, Inc. and ACCESS Oncology, Inc. dated December 24, 2001, filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004, and incorporated herein by reference. .

10.16!
License Agreement dated September 18, 2002 between Zentaris AG and AOI Pharma, Inc, filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004, and incorporated herein by reference.

10.17!
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

10.20†	Employment Agreement between Ronald C. Renaud, Jr. and Keryx Biopharmaceuticals, Inc., dated as of February 14, 2006.

10.21*	License Agreement between Keryx Biopharmaceuticals, Inc. and Panion & BF Biotech, Inc. dated as of November 7, 2005.

21.1	List of subsidiaries of Keryx Biopharmaceuticals, Inc.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney of Director and Officers of Keryx Biopharmaceuticals, Inc. (included herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 7, 2006.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 7, 2006.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 7, 2006.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 7, 2006.

!	Confidential treatment has been granted with respect to the omitted portions of this exhibit.
†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been requested with respect to the omitted portions of this exhibit.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Financial Statements as of December 31, 2005

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Financial Statements as of December 31, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Keryx Biopharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Keryx Biopharmaceuticals, Inc. and subsidiaries (the “Company”), a development stage company, as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and for the period from December 3, 1996 to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keryx Biopharmaceuticals, Inc. and subsidiaries, a development stage company, as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, and for the period from December 3, 1996 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 7, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Keryx Biopharmaceuticals, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Keryx Biopharmaceuticals, Inc. and subsidiaries (the “Company”), a development stage company, maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on, criteria established in Internal Control-Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Keryx Biopharmaceuticals, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and for the period from December 3, 1996 to December 31, 2005, and our report dated March 7, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 7, 2006

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Balance Sheets as of December 31

(in thousands, except share and per share amounts)

	2005	2004

Assets
Current assets
Cash and cash equivalents	$68,175	$29,699
Short-term investment securities	18,272	20,035
Accrued interest receivable	336	144
Other receivables and prepaid expenses	3,200	622
Total current assets	89,983	50,500
Long-term investment securities	13,950	--
Property, plant and equipment, net	1,004	145
Other assets (primarily intangible assets), net	160	217
Total assets	$105,097	$50,862

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$5,054	$3,079
Accrued compensation and related liabilities	936	743
Deferred revenue	103	140
Total current liabilities	6,093	3,962
Contingent equity rights	4,004	4,004
Other liabilities	322	92
Total liabilities	10,419	8,058
Stockholders’ equity
Common stock, $0.001 par value per share (60,000,000 and 60,000,000 shares authorized, 37,831,896 and 31,373,280 shares issued, 37,775,796 and 31,317,180 shares outstanding at December 31, 2005, and 2004, respectively)	38	31
Additional paid-in capital	210,758	132,643
Treasury stock, at cost, 56,100 shares at December 31, 2005, and 2004, respectively	(89)	(89)
Unearned compensation	(1,581)	(2,228)
Deficit accumulated during the development stage	(114,448)	(87,553)
Total stockholders’ equity	94,678	42,804
Total liabilities and stockholders’ equity	$105,097	$50,862

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Operations for the Year Ended December 31

 (in thousands, except share and per share amounts)

	2005	2004	2003	Amounts accumulated during the development stage

Revenue:
Service revenue	$574	$809	$--	$1,383
Management fees from related party	--	--	--	300
Total revenue	574	809	--	1,683

Operating expenses:
Cost of services	819	835	--	1,654

Research and development:
Non-cash compensation	594	413	(486)	7,734
Non-cash acquired in-process research and development	--	18,800	--	18,800
Other research and development	24,182	9,805	5,996	63,894
Total research and development expenses	24,776	29,018	5,510	90,428

General and administrative:
Non-cash compensation	775	1,087	188	5,441
Other general and administrative	3,416	3,581	3,684	25,086
Total general and administrative expenses	4,191	4,668	3,872	30,527

Total operating expenses	29,786	34,521	9,382	122,609

Operating loss	(29,212)	(33,712)	(9,382)	(120,926)

Interest and other income, net	2,317	770	247	6,969
Net loss before income taxes	(26,895)	(32,942)	(9,135)	(113,957)

Income taxes	--	1	(27)	491
Net loss	$(26,895)	$(32,943)	$(9,108)	$(114,448)

Basic and diluted loss per common share	$(0.78)	$(1.10)	$(0.43)	$(6.34)

Weighted average shares used in computing basic and diluted net loss per common share	34,384,576	30,053,647	21,367,088	18,055,463

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

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (continued)

(in thousands, except share amounts)

	Series A convertible preferred stock		Common stock		Additional paid-in
	Shares	Amount	Shares	Amount	capital

Balance at December 31, 2004	--	$--	31,373,280	$31	$132,643
Changes during the year:
Issuance of common stock in public offering (net of issuance expenses of $5,419)	--	--	5,780,000	6	75,784
Exercise of warrants	--	--	157,647	1	946
Exercise of options	--	--	520,969	--*	663
Compensation in respect of options and warrants granted to employees, directors and third-parties	--	--	--	--	722
Net loss	--	--	--	--	--
Balance at December 31, 2005	--	$--	37,831,896	$38	$210,758

	Treasury stock		Unearned	Deficit accumulated during the development
	Shares	Amount	compensation	stage	Total

Balance at December 31, 2004	56,100	$(89)	$(2,228)	$(87,553)	$42,804
Changes during the year:
Issuance of common stock in public offering (net of issuance expenses of $5,419)	--	--	--	--	75,790
Exercise of warrants	--	--	--	--	947
Exercise of options	--	--	--	--	663
Compensation in respect of options and warrants granted to employees, directors and third-parties	--	--	647	--	1,369
Net loss	--	--	--	(26,895)	(26,895)
Balance at December 31, 2005	56,100	$(89)	$(1,581)	$(114,448)	$94,678

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (continued)

(in thousands, except share amounts)

	Series A convertible preferred stock		Common stock		Additional paid-in
	Shares	Amount	Shares	Amount	capital

Amounts accumulated during the development stage (December 3, 1996 to December 31, 2005):
Contributed capital	--	$--	--	$--	$3,181
Conversion of convertible notes of Partec into stock in Keryx	--	--	--	--	2,973
Issuance of Series A convertible preferred stock to investors at $100 per share for cash (net of issuance expenses of $552)	89,180	--*	--	--	8,338
Issuance of Series A convertible preferred stock at $0.001 par value to note holders in exchange for note of predecessor	29,465	--*	--	--	--
Issuance of common stock to technology licensors for technology license	--	--	1,256,797	2	358
Issuance of common stock in public offering (net of issuance expenses of $5,419)	--	--	5,780,000	6	75,784
Issuance of common stock in private placement (net of issuance expenses of $1,205)	--	--	6,729,412	6	45,789
Issuance of common stock in connection with acquisition	--	--	623,145	1	6,324
Receipt on account of shares issued in prior years	--	--	6,900,000	7	--
Conversion of Series A convertible preferred stock to common stock	(118,645)	(--)*	6,114,962	6	(6)
Issuance of common stock in initial public offering, including exercise of overallotment (net of issuance expenses of $5,702)	--	--	5,200,000	5	46,293
Purchase of common stock	--	--	--	--	--
Exercise of warrants	--	--	753,897	1	3,050
Exercise of options	--	--	4,473,683	4	3,806
Compensation in respect of options and warrants granted to employees, directors and third-parties	--	--	--	--	14,166
Warrants of common stock issued to related party as finder’s fee in private placement	--	--	--	--	114
Warrants for common stock issued to note holders in exchange for note of predecessor	--	--	--	--	588
Net loss	--	--	--	--	--
Balance at December 31, 2005	--	$--	37,831,896	$38	$210,758

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (continued)

(in thousands, except share amounts)

	Treasury stock		Unearned	Deficit accumulated during the development
	Shares	Amount	compensation	stage	Total

Amounts accumulated during the development stage (December 3, 1996 to December 31, 2005):
Contributed capital	--	$--	$--	$--	$3,181
Conversion of convertible notes of Partec into stock in Keryx	--	--	--	--	2,973
Issuance of Series A convertible preferred stock to investors at $100 per share for cash (net of issuance expenses of $552)	--	--	--	--	8,338
Issuance of Series A convertible preferred stock at $0.001 par value to note holders in exchange for note of predecessor	--	--	--	--	--*
Issuance of common stock to technology licensors for technology license	--	--	--	--	360
Issuance of common stock in public offering (net of issuance expenses of $5,419)	--	--	--	--	75,790
Issuance of common stock in private placement (net of issuance expenses of $1,205)	--	--	--	--	45,795
Issuance of common stock in connection with acquisition	--	--	--	--	6,325
Receipt on account of shares issued in prior years	--	--	--	--	7
Conversion of Series A convertible preferred stock to common stock	--	--	--	--	(--)*
Issuance of common stock in initial public offering, including exercise of overallotment (net of issuance expenses of $5,702)	--	--	--	--	46,298
Purchase of common stock	56,100	(89)	--	--	(89)
Exercise of warrants	--	--	--	--	3,051
Exercise of options	--	--	--	--	3,810
Compensation in respect of options and warrants granted to employees, directors and third-parties	--	--	(1,581)	--	12,585
Warrants of common stock issued to related party as finder’s fee in private placement	--	--	--	--	114
Warrants for common stock issued to note holders in exchange for note of predecessor	--	--	--	--	588
Net loss	--	--	--	(114,448)	(114,448)
Balance at December 31, 2005	56,100	$(89)	$(1,581)	$(114,448)	$94,678

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows for the Year Ended December 31

(in thousands)

	2005	2004	2003	Amounts accumulated during the development stage
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(26,895)	$(32,943)	$(9,108)	$(114,448)
Adjustments to reconcile cash flows used in operating activities:
Acquired in-process research and development	--	18,800	--	18,800
Stock compensation expense (gain)	1,369	1,500	(298)	13,175
Issuance of common stock to technology licensor	--	--	--	359
Interest on convertible notes settled through issuance of preferred shares	--	--	--	253
Depreciation and amortization	190	155	940	2,611
Loss on disposal of property, plant and equipment	2	--	86	172
Impairment charges	--	--	2,482	2,482
Exchange rate differences	--	(3)	13	94
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in other receivables and prepaid expenses	(2,578)	(43)	54	(2,829)
Decrease (increase) in accrued interest receivable	(192)	(33)	95	(336)
Decrease (increase) in security deposits	(8)	--	--	(8)
Changes in deferred tax provisions and valuation allowance	--	--	102	--
Increase (decrease) in accounts payable and accrued expenses	1,975	874	22	3,741
Increase (decrease) in income taxes payable	--	--	(177)	--
Increase (decrease) in accrued compensation and related liabilities	193	68	(1,317)	364
(Decrease) in liability in respect of employee severance obligations	--	--	(188)	--
Increase (decrease) in other liabilities	230	(63)	--	167
Increase (decrease) in deferred revenue	(37)	(316)	--	(353)
Net cash used in operating activities	(25,751)	(12,004)	(7,294)	(75,756)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(964)	(24)	(3)	(5,391)
Proceeds from disposals of property, plant and equipment	1	--	387	425
(Increase) in note and accrued interest receivable from related party	--	(4)	(352)	(356)
(Increase) in other assets	(23)	(8)	(65)	(1,219)
Proceeds from deposits in respect of employee severance obligations	--	--	416	--
(Investment in) held-to-maturity short-term securities	(1,122)	(16,838)	(16,298)	(44,833)
Proceeds from maturity of held-to-maturity short-term securities	15,045	11,459	17,242	43,746
(Investment in) available-for-sale short-term securities	(13,700)	(6,025)	--	(19,725)
Proceeds from sale of available-for-sale short-term securities	8,675	1,000	--	9,675
(Investment in) held-to-maturity long-term securities	(21,270)	--	--	(21,270)
Proceeds from maturity of held-to-maturity long-term securities	185	--	--	185
Net cash provided by (used in) investing activities	(13,173)	(10,440)	1,327	(38,763)

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows for the Year Ended December 31 (continued)

(in thousands)

	2005	2004	2003	Amounts accumulated during the development stage
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	$--	$--	$--	$500
Proceeds from long-term loans	--	--	--	3,251
Payment of assumed notes payable and accrued interest in connection with the ACCESS Oncology acquisition	--	(6,322)	--	(6,322)
Issuance of convertible note, net	--	--	--	2,150
Issuance of preferred shares, net	--	--	--	8,453
Receipts on account of shares previously issued	--	--	--	7
Proceeds from initial public offering, net	--	--	--	46,298
Proceeds from secondary public offering, net	75,790	--	--	75,790
Proceeds from private placements, net	--	31,662	14,133	45,795
Proceeds from exercise of options and warrants	1,610	5,034	181	6,861
Purchase of treasury stock	--	--	(12)	(89)

Net cash provided by (used in) financing activities	77,400	30,374	14,302	182,694

Cash acquired in acquisition	--	94	--	94
Effect of exchange rate on cash	--	3	(13)	(94)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,476	8,027	8,322	68,175

Cash and cash equivalents at beginning of year	29,699	21,672	13,350	--

CASH AND CASH EQUIVALENTS AT END OF YEAR	$68,175	$29,699	$21,672	$68,175

NON - CASH TRANSACTIONS
Issuance of common stock in connection with acquisition	$--	$6,325	$--	$6,325
Issuance of contingent equity rights in connection with acquisition	--	4,004	--	4,004
Assumption of liabilities in connection with acquisition	--	8,723	--	8,723
Conversion of short-term loans into contributed capital	--	--	--	500
Conversion of long-term loans into contributed capital	--	--	--	2,681
Conversion of long-term loans into convertible notes of Partec	--	--	--	570
Conversion of convertible notes of Partec and accrued interest into stock in Keryx	--	--	--	2,973
Issuance of warrants to related party as finder’s fee in private placement	--	--	--	114
Declaration of stock dividend	--	--	--	3

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$--	$1,026	$1	$1,166
Cash paid for income taxes	$--	$1	$60	$432

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

The Company owns a 100% interest in each of ACCESS Oncology, Inc. (“ACCESS Oncology”) and Neryx Biopharmaceuticals, Inc., both U.S. corporations incorporated in the State of Delaware, and Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd., each organized in Israel. In 2003, the Company’s subsidiaries in Israel ceased operations and are currently in the process of being closed down. Substantially all of the Company’s biopharmaceutical development and administrative activities during 2005 and 2004 were conducted in the United States of America.

On February 5, 2004, the Company completed the acquisition of ACCESS Oncology and its subsidiaries. The transaction was structured as a merger of AXO Acquisition Corp., a Delaware corporation and the Company’s wholly-owned subsidiary, with and into ACCESS Oncology, with ACCESS Oncology remaining as the surviving corporation and a wholly-owned subsidiary of the Company. The transaction was accounted for under the purchase method of accounting. See Note 6 - ACCESS Oncology Acquisition for additional information. The assets and liabilities of ACCESS Oncology that the Company acquired and assumed pursuant to the acquisition have been included in the Company’s consolidated financial statements as of February 5, 2004.

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

INVESTMENT SECURITIES

Investment securities at December 31, 2005 and 2004 consist of short-term and long-term government, auction notes and corporate debt securities. The Company classifies its short-term and long-term debt securities as held-to-maturity, with the exception of auction notes securities, which are classified as available-for-sale. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

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

Leasehold improvements are amortized over the shorter of their useful life or the remaining term of the lease exclusive of renewal options. The Company will incur manufacturing capital expenditures relating to the scale-up for larger scale production. Accordingly, the Company’s manufacturing equipment costs are in accumulation and are not amortized or depreciated until ready for their intended use.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. The Company makes estimates of costs incurred to date in relation to external clinical research organizations, or CROs, and clinical site costs. The Company analyzes the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Additionally, administrative costs related to external CROs are recognized on a straight-line basis over the estimated contractual period.

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

The following is a pro forma presentation of reported net loss and net loss per share, calculated to show adjusted values had the compensation expenses for stock options granted under the Company’s stock option plans been determined based on fair value at the grant dates consistent with the method of SFAS No. 123:

	For the year ended December 31			Amounts accumulated during the development
(in thousands, except per share amounts)	2005	2004	2003	stage

Net loss, as reported	$(26,895)	$(32,943)	$(9,108)	$(114,448)
Add: Stock-based compensation expense to employees and directors determined under the intrinsic value-based method, as included in reported net loss	445	667	80	10,179
Deduct: Stock-based compensation expense to employees and directors determined under fair value based method	(3,797)	(3,770)	(1,286)	(20,216)
Pro forma net loss	$(30,247)	$(36,046)	$(10,314)	$(124,485)

Basic and diluted loss per common share:
As reported	$(0.78)	$(1.10)	$(0.43)	$(6.34)
Pro forma	$(0.88)	$(1.20)	$(0.48)	$(6.89)

The value of these options has been estimated using the Black-Scholes model. The weighted average fair market value of options granted during the year ended December 31, 2005 as of the date of the grant, was $7.84. The assumptions used in the calculation of the fair value of options granted during the year ended December 31, 2005 were a weighted average expected term of 4.9 years, a weighted average expected volatility rate of 84.88% and a weighted average risk-free interest rate of 3.72%. The weighted average fair market value of options granted during the year ended December 31, 2004, as of the date of the grant, was $4.38. The assumptions used in the calculation of the fair value of options granted during the year ended December 31, 2004 were a weighted average expected term of 4.8 years, a weighted average expected volatility rate of 84.24% and a weighted average risk-free interest rate of 2.85%. The weighted average fair market value of options granted during the year ended December 31, 2003, as of the date of the grant, was $0.93. The assumptions used in the calculation of the fair value of options granted during the year ended December 31, 2003 were a weighted average expected term of 4.0 years, a weighted average expected volatility rate of 82.74% and a weighted average risk-free interest rate of 2.39%.

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants exercisable as of December 31, 2005, 2004 and 2003, which are not included in the computation of net loss per share amounts, were 4,682,111, 3,807,576, and 3,510,230, respectively.

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

CONCENTRATIONS OF CREDIT RISK

The Company does not have significant off-balance-sheet risk or credit risk concentrations. The Company maintains its cash and cash equivalents, short-term and long-term investments with multiple financial institutions and invests in investment-grade securities with maturities of less than twenty-four months.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R will replace SFAS No. 123, which was issued in 1995. SFAS 123R requires that the fair value of the grant of employee stock options be reported as an expense. Historically, the Company has disclosed the pro forma expense effect of stock options granted under the Company’s stock option plans in Note 1 - Organization and Summary of Significant Accounting Policies: Stock-Based Compensation.

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

On April 15, 2005, the Securities and Exchange Commission (the “SEC”) approved a new rule permitting companies to implement SFAS No. 123R at the beginning of their first annual period, rather than the first interim period, beginning after June 15, 2005. This means that the financial statements for a calendar year-end company do not need to comply with SFAS No. 123R until the first quarter of 2006.

On October 18, 2005, the FASB issued FASB Staff Position (FSP) 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP-123(R)-2”). FSP-123(R)-2 provides guidance about the mutual understanding by the employee and employer of the key terms and conditions of a share-based payment award that is one of the criteria for determining when an award has been granted under SFAS No. 123R. Under FSP-123(R)-2, assuming all other criteria are met, a mutual understanding of the key terms and conditions of an award is presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if (a) the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer and (b) the key terms of the award are expected to be communicated to all of the recipients within a relatively short period of time from the date of approval. The guidance in FSP 123R-2 should be applied on initial adoption of SFAS-123R.

The Company plans to adopt SFAS No. 123R and FSP-123(R)-2 in the first quarter of 2006. The estimated impact of adopting SFAS No. 123R and FSP-123(R)-2 will have a material impact on the Company’s consolidated financial statements.

NOTE 2 - CASH AND CASH EQUIVALENTS

(in thousands)	December 31, 2005	December 31, 2004

Money market funds	$13,383	$12,904
Securities (original maturity less than 90 days)	--	1,249
Checking and bank deposits	54,792	15,546
Total	$68,175	$29,699

NOTE 3 - INVESTMENT SECURITIES

The following tables summarize the Company’s investment securities at December 31, 2005 and December 31, 2004 (regarding assumptions used for estimated fair value, see “Note 8 - Fair Value of Financial Instruments.”):

	December 31, 2005
(in thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (mature between July and October 2006)	$7,150	$--	$(49)	$7,101
Auction notes **	10,050	--	--	10,050
US corporate debt securities (mature between March and May 2006)	1,072	--	(4)	1,068
	$18,272	$--	$(53)	$18,219

Long-term investments:
Obligations of domestic governmental agencies (mature between January and July 2007)	$13,950	$--	$(90)	$13,860
US corporate debt securities	--	--	--	--
	$13,950	$--	$(90)	$13,860

	December 31, 2004
(in thousands)	Amortized cost	Gross unrealized holding gains		Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (mature between February and September 2005)	$12,911		$--	$(66)	$12,845
Auction notes **	5,025		--	--	5,025
US corporate debt securities (mature between January and April 2005)	2,099		--*	(2)	2,097
	$20,035	$	--*	$(68)	$19,967

*	Amount less than one thousand dollars.
**	Amortized cost approximates fair value. Unrealized gains and losses are not material.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

(in thousands)	December 31, 2005	December 31, 2004

Manufacturing equipment	$663	$--
Leasehold improvements	16	--
Office furniture and equipment	308	104
Computers, software and related equipment	234	158
	1,221	262
Accumulated depreciation and amortization	(217)	(117)
Net book value	$1,004	$145

The Company will incur manufacturing capital expenditures relating to the scale-up for larger scale production. Accordingly, the Company’s manufacturing equipment costs are in accumulation and are not amortized or depreciated until ready for their intended use.

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $102,000, $67,000 and $841,000, respectively. The following table summarizes depreciation expense for the years ended December 31, 2005, 2004 and 2003.

	For the year ended December 31
(in thousands)	2005	2004	2003

Depreciation expense:
Cost of services	$4	$7	$--
Research and development	72	44	188
General and administrative	26	16	653
Total	$102	$67	$841

During 2003, as part of the Company’s decision to vacate the Jerusalem facility, the Company reevaluated and significantly shortened the useful life of the leasehold improvements associated with its administrative facilities, resulting in accelerated depreciation of approximately $561,000 for the year ended December 31, 2003. Following the accelerated depreciation, the leasehold improvements were completely written off in 2003. In addition, as part of the 2003 restructuring, the Company recorded a non-cash impairment charge of approximately $1,695,000 for the year ended December 31, 2003, of which approximately $1,571,000 was included in research and development expenses and approximately $124,000 was included in general and administrative expenses. See Note 12 - Restructuring for additional information.

NOTE 5 - OTHER ASSETS

(in thousands)	December 31, 2005	December 31, 2004

Patents and other intangible assets	$352	$352
Long-term deposits	67	59
Deferred registration fees	49	26
	468	437

Accumulated patent amortization	(308)	(220)
	$160	$217

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was approximately $88,000, $88,000 and $99,000, respectively. The Company expects amortization expense for the years ended December 31, 2006 and 2007 to be approximately $44,000 and $0, respectively.

As part of the 2003 restructuring, the Company recorded a non-cash impairment charge of approximately $787,000 for the year ended December 31, 2003, all of which was included in research and development expenses. See Note 12 - Restructuring for additional information.

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

At the effective time of the merger, each share of ACCESS Oncology common stock, including shares issuable upon the exercise of options exercised before March 1, 2004, and upon the exercise of outstanding warrants, was converted into the right to share in the contingent equity rights pro rata with the other holders of ACCESS Oncology common stock. Pursuant to the merger agreement, 623,145 shares of the Company’s common stock valued at approximately $6,325,000 have been issued to the former preferred stockholders of ACCESS Oncology. An additional 4,433 shares of the Company’s common stock are issuable to those preferred stockholders of ACCESS Oncology who have yet to provide the necessary documentation to receive shares of the Company’s common stock.

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

The ACCESS Oncology acquisition has been accounted for as a purchase by the Company under United States generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities assumed from ACCESS Oncology are recorded at the date of acquisition at their respective fair values. The consolidated financial statements and reported results of operations of the Company issued after completion of the acquisition reflect these values but will not be restated retroactively to reflect the historical financial position or results of operations of ACCESS Oncology.

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

COMMON STOCK

On December 30, 2005, the Company filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on January 13, 2006. The registration statement provides for the offering of up to $150 million of the Company’s common stock. The Company may offer these securities from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interest of the Company and its stockholders. The Company believes that the shelf registration provides it with the flexibility to raise additional capital to finance its operations as needed.

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

a.
The “1999 Stock Option Plan” adopted in November 1999, pursuant to which the Company’s board of directors could grant stock-based awards to directors, consultants and employees. The plan authorizes grants to purchase up to 4,230,000 shares of authorized but unissued common stock. The plan limits the term of each option, to a term of no more than twenty-five (25) years from the date of the grant, unless authorized by the board. The plan allows for administration by the board of directors or a committee appointed by the Board, which has the authority, in its discretion, to determine the terms and conditions of any option granted to a Company service provider, including the vesting schedule.

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

The following table summarizes stock options authorized by the Company as of December 31, 2004.

Stock option plan	Exercise price per share	Authorized	Outstanding	Exercised	Exercisable	Available for grant
1999 Stock Option Plan	$0.10 - 1.30	4,230,000	681,095	3,503,905	507,424	--
2000 Stock Option Plan	1.07 - 19.00	4,455,000	2,757,400	807,278	2,219,369	890,322
Non Plan	0.33	240,000	60,000	157,500	60,000	22,500
2002 CEO Incentive Stock Option Plan	1.30	2,002,657	2,002,657	--	1,001,329	--
2004 President Incentive Plan	4.59	1,000,000	1,000,000	--	263,889	--
2004 Long-Term Incentive Plan	1.92 - 16.67	4,000,000	1,523,500	5,000	308,125	2,471,500
		15,927,657	8,024,652	4,473,683	4,360,135	3,384,322

A summary of the status of the Company’s stock options as of December 31, 2005, 2004, 2003, and changes during the years then ended is presented in the tables below.

		Outstanding stock options
	Shares available	Number of shares	Weighted- average exercise price

Balance, December 31, 2002	1,388,630	9,345,027	1.51
Restatement	(45,000)
Authorized	--
Granted	(1,005,000)	1,005,000	1.35
Exercised	--	(1,574,276)	0.12
Canceled	771,442	(771,442)	5.10

Balance, December 31, 2003	1,110,072	8,004,309	1.42
Authorized	5,000,000
Granted	(1,870,000)	1,870,000	6.42
Exercised	--	(2,184,438)	1.35
Canceled	15,250	(15,250)	8.15

Balance, December 31, 2004	4,255,322	7,674,621	2.64
Authorized	--
Granted	(952,500)	952,500	11.50
Exercised	--	(520,969)	1.27
Canceled	81,500	(81,500)	11.96

Balance, December 31, 2005	3,384,322	8,024,652	3.69

Exercisable at December 31, 2003		3,510,230	1.54
Exercisable at December 31, 2004		3,807,576	1.75
Exercisable at December 31, 2005		4,360,135	2.37

	For the year ended December 31
	2005	2004	2003
Weighted-average fair value of options granted during the period at an exercise price equal to market price at issue date	$7.84	$4.37	$0.83
Weighted-average exercise price of options granted during the period at an exercise price equal to market price at issue date	$11.50	$6.42	$1.35
Weighted-average fair value of options granted during the period at an exercise price greater than market price at issue date	N/A	N/A	$2.46
Weighted-average exercise price of options granted during the period at an exercise price greater than market price at issue date	N/A	N/A	$1.38

During 2005, the compensation committee of the Company’s board of directors granted options to purchase 952,500 shares of the Company’s common stock to the Company’s employees, directors and consultants. As a result of these grants, the Company recorded non-cash compensation expense for grants to consultants of approximately $155,000 during 2005. The exercise price of the options granted during 2005 was between $11.22 and $16.67 per share and equaled the market value on the date of grant. Options and warrants for the purchase of 120,430 shares of the Company’s common stock were forfeited during 2005. In addition, options and warrants for the purchase of 678,616 shares of the Company’s common stock were exercised during 2005.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life (years)	Weighed- average exercise price	Number exercisable	Weighed-average exercise price
$ 0.10	267,752	13.0	$0.10	267,752	$0.10
0.11 - 0.50	60,000	4.0	0.33	60,000	0.33
0.51 - 3.00	4,749,340	7.1	1.31	3,181,840	1.32
3.01 - 5.75	1,438,060	7.8	4.61	519,292	4.65
5.76 - 10.00	164,000	7.6	8.52	84,563	8.62
10.01 - 19.00	1,345,500	8.7	11.51	246,688	11.96
	8,024,652			4,360,135

At December 31, 2005, 3,942,896 options issued to directors and employees and 530,787 options issued to consultants have been exercised. The terms of the outstanding options at December 31, 2005 are as follows:

TO DIRECTORS AND EMPLOYEES

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life (years)	Weighed- average exercise price	Number exercisable	Weighed-average exercise price
$ 0.10	252,819	13.0	$0.10	252,819	$0.10
0.11 - 0.50	60,000	4.0	0.33	60,000	0.33
0.51 - 3.00	4,708,668	7.1	1.31	3,141,168	1.31
3.01 - 5.75	1,335,312	7.9	4.60	444,513	4.63
5.76 - 10.00	109,000	7.9	8.76	50,563	8.61
10.01 - 19.00	1,123,000	8.7	11.56	185,125	11.94
	7,588,799			4,134,188

As of December 31, 2005, 3,808,333 options issued to directors and employees are milestone-based.

TO CONSULTANTS

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life (years)	Weighed- average exercise price	Number exercisable	Weighed-average exercise price
$ 0.10	14,933	13.0	$0.10	14,933	$0.10
0.11 - 0.50	--	N/A	N/A	--	N/A
0.51 - 3.00	40,672	7.5	2.05	40,672	2.05
3.01 - 5.75	102,748	7.1	4.72	74,779	4.77
5.76 - 10.00	55,000	7.1	8.06	34,000	8.63
10.01 - 19.00	222,500	8.8	11.25	61,563	12.00
	435,853			225,947

As of December 31, 2005, 75,000 options issued to consultants are milestone-based.

The Company applies APB Opinion No. 25 in accounting for its options granted to directors and employees. For the years ended December 31, 2005, 2004 and 2003, the Company has recorded non-cash compensation expense of approximately $445,000, $667,000 and $65,000, respectively.

The Company applies EITF 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” in accounting for its options granted to consultants. For the years ended December 31, 2005, 2004 and 2003, the Company recorded non-cash compensation expense of approximately $924,000, $833,000 and $163,000, respectively. Unvested options are revalued at every reporting period and amortized over the vesting period in order to determine the compensation expense. The value of these options has been estimated using the Black-Scholes model under the assumptions stated above (see Note 1).

WARRANTS

A summary of the status of the Company’s warrants issued as of December 31, 2005, 2004, 2003, and changes during the years then ended is presented in the tables below.

	Warrants	Weighted- average exercise price

Balance, December 31, 2002	1,044,801	3.15
Issued	755,883	6.00
Exercised	--	--
Canceled	(558,307)	5.75

Balance, December 31, 2003	1,242,377	3.71
Issued	--	--
Exercised	(348,824)	6.00
Canceled	(375,000)	0.01

Balance, December 31, 2004	518,553	$4.86
Issued	--	--
Exercised	(157,647)	6.00
Canceled	(38,930)	1.94

Balance, December 31, 2005	321,976	$4.65

	For the year ended December 31
	2005	2004	2003
Weighted-average fair value of warrants granted during the period at an exercise price equal to market price at issue date	N/A	N/A	N/A
Weighted-average exercise price of warrants granted during the period at an exercise price equal to market price at issue date	N/A	N/A	N/A
Weighted-average fair value of warrants granted during the period at an exercise price greater than market price at issue date	N/A	N/A	$3.45
Weighted-average exercise price of warrants granted during the period at an exercise price greater than market price at issue date	N/A	N/A	$6.00

As of December 31, 2005, 753,893 warrants have been exercised and no warrants have been cancelled as part of cashless exercises. The terms of outstanding warrants as of December 31, 2005 are as follows:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life (years)	Weighed- average exercise price	Number exercisable	Weighed-average exercise price
$ 0.01	72,564	3.2	$0.01	72,564	$0.01
6.00	249,412	3.0	6.00	249,412	6.00
	321,976	3.1	$4.65	321,976	$4.65

As part of the private placement completed on November 20, 2003, the Company issued warrants for the purchase of an aggregate of 705,883 shares of its common stock at an exercise price of $6.00. In addition, the Company issued to the placement agent in the transaction a warrant to purchase up to 50,000 shares of its common stock at an exercise price of $6.00. At the time of grant, the fair market value of each warrant was $3.46 per share. The warrants have a term of exercise of five years. As of December 31, 2005, 506,471 warrants that had been issued in the private placement have been exercised by the holders.

The Company applies EITF 96-18 in accounting for its warrants granted to non-employees and non-directors. For the years ended December 31, 2005, 2004 and 2003, the Company recorded non-cash compensation expense of $0, $0 and a credit of $527,000, respectively. Unvested warrants are revalued at every reporting period and amortized over the vesting period in order to determine the compensation expense.

The value of these warrants has been estimated using the Black-Scholes model. No warrants were issued in 2005 and 2004. The assumptions used in the calculation of the fair value for compensation expense during the year ended December 31, 2003 were a weighted average expected life of 5 years, an expected volatility rate of 84.80% and a risk-free interest rate of 3.2%.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at December 31, 2005 and 2004 consisted of cash and cash equivalents, investment securities, accrued interest receivable, other receivables, and accounts payable and accrued expenses.

The carrying amounts of all the financial instruments noted above, except for investment securities, approximate fair value for all years presented due to the relatively short maturity of these instruments. The carrying amount for investment securities (held-to-maturity) are based on the amortized cost for these investments at the reporting date. The difference between the carrying value and fair value of investment securities held-to-maturity is set forth in Note 3 above. The carrying amount of available-for-sale investment securities (auction notes) is based on cost, which approximates fair value due to the rate re-pricing mechanism.

NOTE 9 - INCOME TAXES

As of December 31, 2005, the Company has U.S. net operating loss carryforwards of approximately $101.5 million which expire from 2019 through 2025. In addition, as of the date of the acquisition, ACCESS Oncology had U.S. net operating loss carryforwards of $14.9 million that start to expire in December 2019. Deferred tax assets of Partec were lost upon assumption of operations by the Company (see Note 1 - Organization and Summary of Significant Accounting Policies).

The Company has established a valuation allowance against its net deferred tax assets due to the Company’s pre-tax losses and the resulting likelihood that the deferred tax asset is not realizable. The valuation allowance for deferred tax assets was $57.9 million and $38.9 million as of December 31, 2005 and 2004, respectively. If the entire deferred tax asset were realized, $10.8 million would be allocated to paid-in-capital related to the tax effect of compensation deductions from the exercise of employee and consultant stock options. Due to the Company’s various equity transactions, the utilization of certain tax loss carryforwards is subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provision.

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

In September 2001, one of the Company’s Israeli subsidiaries received the status of an "Approved Enterprise," a status which grants certain tax benefits in Israel in accordance with the "Law for the Encouragement of Capital Investments, 1959." Through December 31, 2003, our Israeli subsidiary, which ceased operations in 2003, has received tax benefits in the form of exemptions of approximately $744,000 as a result of our subsidiary's status as an "Approved Enterprise." As part of the restructuring implemented during 2003 (see Note 12 - Restructuring), the Company closed down its Jerusalem laboratory facility. In October 2003, the subsidiary received a letter from the Israeli Ministry of Industry and Trade that its Approved Enterprise status was cancelled as of July 2003 and that past benefits would not need to be repaid. The Israeli tax authorities have yet to confirm this position; however, the Company believes that, based on the letter received from the Ministry of Industry and Trade, it is unlikely that past benefits will need to be repaid, and therefore, the Company has not recorded any charge with respect to this potential liability.

The tax expense reported in prior periods primarily related to the subsidiaries in Israel. Income tax expense attributable to income from continuing operations was $0, $1,000 and $(27,000), for the years ended December 31, 2005, 2004 and 2003, respectively, and differed from amounts computed by applying the US federal income tax rate of 35% to pretax loss.

	For the year ended December 31,
(in thousands)	2005	2004	2003

Losses before taxes on income, as reported in the consolidated statements of operations	$(26,895)	$(32,943)	$(9,135)

Computed “expected” tax benefit	(9,413)	(11,530)	(3,197)

Increase (decrease) in income taxes resulting from:
Expected benefit from state & local taxes	(3,379)	(2,853)	(868)
Change in state and local effective tax rate	(3,130)	--	1,601
Permanent differences, including IPR&D of $6,580 in 2004	(571)	6,586	1
Effect of foreign operations	--	143	901

Change in the balance of the valuation allowance for deferred tax assets allocated to income tax expense	16,493	7,654	1,535
	$--	$--	$(27)

The significant components of deferred income tax expense (benefit) attributable to loss from operations are as follows:

	For the year ended December 31,
(in thousands)	2005	2004	2003

Deferred tax benefit	$(18,931)	$(19,104)	$(1,433)
Federal deferred tax benefit relating to the exercise of stock options	2,438	5,926	--
Federal deferred tax benefit relating to ACCESS Oncology	--	5,524	--
Increase in the valuation allowance for deferred tax assets	16,493	7,654	1,535
	$--	$--	$102

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below.

(in thousands)	December 31, 2005	December 31, 2004

Deferred tax assets/(liabilities):
Net operating loss carryforwards	$45,697	$26,903
Net operating loss carryforwards (ACCESS Oncology)	6,128	6,128
Non-cash compensation	2,298	2,281
Research and development	2,457	2,748
Depreciation and amortization	870	538
Accrued compensation	357	278
Other temporary differences	68	68
Net deferred tax asset, excluding valuation allowance	57,875	38,944

Less valuation allowance	(57,875)	(38,944)
Net deferred tax assets	$--	$--

NOTE 10 - INTEREST AND OTHER INCOME, NET

The components of interest and other income, net are as follows:

	For the year ended December 31,
(in thousands)	2005	2004	2003

Interest income	$2,317	$690	$272
Interest expense and other bank charges	--	(27)	(25)
Other income	--	107	--
	$2,317	$770	$247

In 2004, other income consisted of a one-time payment of $107,000 from a related-party service agreement that terminated in 2004.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Research & Development Agreements

The Company has entered into various research and development agreements (primarily relating to the Company’s pivotal Phase III and Phase IV clinical program for Sulonex) under which it is obligated to make payments of approximately $85,457,000 through December 2010. The following table shows future research and development payment obligations by period as of December 31, 2005.

(in thousands)	2006	2007	2008	2009	2010
Research and development agreements	$31,051	$24,321	$16,430	$13,514	$141

The table above includes certain commitments that are contingent upon our continuing development of our drug candidates.

Leases

The Company leases its office space under lease agreements that expire through 2010. Total rental expense was approximately $514,000, $240,000 and $614,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Future minimum lease commitments as of December 31, 2005 are approximately $2,879,000 through 2010. The following table shows future minimum lease commitments by period as of December 31, 2005.

(in thousands)	2006	2007	2008	2009	2010
Operating leases	$630	$597	$596	$597	$459

During 2004, the Company entered into a lease arrangement with its President, Dr. Craig Henderson, for the utilization of part of his residence for office space associated with the Company’s employees in San Francisco, California.  The Company has expensed $48,000 and $50,000 in 2005 and 2004, respectively, pursuant to the terms of this arrangement, which amounts have been included in accounts payable and accrued expenses in the accompanying balance sheets as of December 31, 2005 and 2004, respectively.

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

The Company has undertaken to make contingent milestone payments to certain of our licensors of up to approximately $57.1 million over the life of the licenses, of which approximately $44.2 million will be due upon or following regulatory approval of the licensed drugs. In certain cases, such payments will reduce any royalties due on sales of related products. In the event that the milestones are not achieved, the Company remains obligated to pay one licensor $50,000 annually until the license expires. As of December 31, 2005, the Company has recorded a total of $1,750,000 in license and milestone payments in regard to these license agreements.

The Company has also committed to pay to the former stockholders of ACCESS Oncology certain contingent equity rights if its drug candidates meet certain development milestones (see Note 6 -- Access Oncology Acquisition).

In addition, pursuant to his employment agreement, the Company’s Chief Executive Officer is entitled to receive a one-time $2.0 million performance-based cash bonus upon our achievement of certain levels of market capitalization or working capital.

NOTE 12 - RESTRUCTURING

In 2003, the Company implemented and completed a strategic reorganization, which the Company sometimes refers to as the “2003 restructuring.” As a result of this reorganization the Company ceased all early-stage research and development activities, ceased operations in its Jerusalem lab facility and completed the disposition of its fixed assets in Israel. The 2003 restructuring included a 17-person reduction in the Company’s workforce, primarily in Israel. As part of the 2003 restructuring, the Company reevaluated its long-lived assets in accordance with SFAS No. 144 and recorded a non-cash impairment charge of approximately $2,482,000 for the year ended December 31, 2003, of which approximately $2,358,000 was included in research and development expenses and approximately $124,000 was included in general and administrative expenses. The impairment charge included a write-off of approximately $1,695,000 in fixed assets and approximately $787,000 in intangible assets. In addition, with the Company’s decision to vacate the Jerusalem facility, the Company reevaluated and significantly shortened the useful life of the leasehold improvements associated with its administrative facilities, resulting in accelerated depreciation of approximately $561,000 for the year ended December 31, 2003. In addition, upon vacating the facility in Jerusalem, the landlord of that facility claimed a bank guarantee in the amount of approximately $222,000 that was previously provided as security in connection with the lease agreement. At December 31, 2005 and 2004, respectively, there were no liabilities associated with the 2003 restructuring accrued for on the Company’s balance sheet.

The following table summarizes restructuring expenses that were incurred by the Company in 2003 that were not part of the Company’s ongoing accrual for employee severance benefits made throughout the employment term in accordance with Israeli law.

(in thousands)	2003

Other research and development:
Impairment charge	$2,358
Realization of bank guarantee in connection with lease agreement	144
Severance charge	4
Total other research and development	2,506

Other general and administrative:
Impairment charge	124
Realization of bank guarantee in connection with lease agreement	78
Severance charge	--
Accelerated depreciation	561
Total other general and administrative	763

Total	$3,269

NOTE 13 - LITIGATION

In July 2003, Keryx (Israel) Ltd., one of the Company’s Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord. On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement. In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of the Company’s Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, the Company’s Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx. The amount demanded by the landlord totals 4,345,313 NIS or approximately $946,000 at the December 31, 2005, exchange rate, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. The Company intends to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord’s complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord’s complaint. Generally, each answer challenges the merits of the landlord’s cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have also filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer and a hearing date has been set by the Circuit Court of Jerusalem. To date, the Company has not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of the charge, if any.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2006.

KERYX BIOPHARMACEUTICALS, INC.

By:	/s/ Michael S. Weiss
Michael S. Weiss
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Michael S. Weiss and Ronald C. Renaud, Jr., his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 7, 2006, and in the capacities indicated:

Signatures	Title

/s/ Michael S. Weiss Michael S. Weiss	Chairman and Chief Executive Officer (principal executive officer)

/s/ Ronald C. Renaud, Jr. Ronald C. Renaud, Jr.	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial officer)

/s/ Ron Bentsur Ron Bentsur	Principal Accounting Officer

/s/ I. Craig Henderson, M.D. I. Craig Henderson, M.D.	President and Director

/s/ Malcolm Hoenlein Malcolm Hoenlein	Director

/s/ Lawrence Jay Kessel, M.D. Lawrence Jay Kessel, M.D.	Director

/s/ Peter Salomon, M.D. Peter Salomon, M.D.	Director

/s/ Eric A. Rose, M.D. Eric A. Rose, M.D.	Director

/s/ Lindsay A. Rosenwald, M.D. Lindsay A. Rosenwald, M.D.	Director

/s/ Jonathan Spicehandler, M.D. Jonathan Spicehandler, M.D.	Director

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.20†	Employment Agreement between Ronald C. Renaud, Jr. and Keryx Biopharmaceuticals, Inc., dated as of February 14, 2006.

10.21*	License Agreement between Keryx Biopharmaceuticals, Inc. and Panion & BF Biotech, Inc. dated as of November 7, 2005.

21.1	List of subsidiaries of Keryx Biopharmaceuticals, Inc.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney of Director and Officers of Keryx Biopharmaceuticals, Inc. (included herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 7, 2006.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 7, 2006.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 7, 2006.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 7, 2006.

*	Confidential treatment has been requested with respect to the omitted portions of this exhibit.

†	Indicates management contract or compensation plan or arrangement.