Form 10-K/A
period 2005-12-31
KERYX BIOPHARMACEUTICALS INC
filed 2006-05-10
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

Keryx Biopharmaceuticals, Inc. (“Keryx”) is filing this first amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 2005 (the “Form 10-K”), in order to file the exhibits to the License Agreement between Keryx and Panion & BF Biotech, Inc. dated as of November 7, 2005 (the “License Agreement”). The License Agreement was originally filed with the Form 10-K. The Securities and Exchange Commission has requested that Keryx file the exhibits to the License Agreement as part of its review of Keryx’s confidential treatment request with respect to the License Agreement. Except as described above, no other changes were made to the Form 10-K filed on March 8, 2006.

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)	3. Exhibits

Exhibit
Number	Exhibit Description

10.21*	License Agreement between Keryx Biopharmaceuticals, Inc. and Panion & BF Biotech, Inc. dated as of November 7, 2005.

*	Confidential treatment has been requested with respect to the omitted portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: May 10, 2006.	By:	/s/ Ronald C. Renaud, Jr
Ronald C. Renaud, Jr Senior Vice President, Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.21*	License Agreement between Keryx Biopharmaceuticals, Inc. and Panion & BF Biotech, Inc. dated as of November 7, 2005.

*	Confidential treatment has been requested with respect to the omitted portions of this exhibit.