Form 10-Q
period 2006-03-31
KERYX BIOPHARMACEUTICALS INC
filed 2006-05-10
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐   Accelerated filer ☒  Non-accelerated filer ☐

There were 43,112,221 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 4, 2006.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "anticipate," "believe," "estimate," "may," "expect" and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•	expectations for the development, manufacturing, and approval of SulonexTM, ZerenexTM, KRX-0401, and our additional product candidates or any other products we may acquire or in-license;

•	expectations for incurring additional capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;

•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our business strategy;

•	expected losses; and

•	expectations for future capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Balance Sheets as of March 31, 2006, and December 31, 2005

(in thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005*
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$139,026	$68,175
Short-term investment securities	22,578	18,272
Accrued interest receivable	196	336
Other receivables and prepaid expenses	4,497	3,200
Total current assets	166,297	89,983
Long-term investment securities	9,491	13,950
Property, plant and equipment, net	1,499	1,004
Other assets	352	160
Total assets	$177,639	$105,097

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$6,354	$5,054
Accrued compensation and related liabilities	2,212	936
Deferred revenue	198	103
Total current liabilities	8,764	6,093
Contingent equity rights	4,004	4,004
Other liabilities	305	322
Total liabilities	13,073	10,419
Stockholders’ equity
Common stock, $0.001 par value per share (60,000,000 and 60,000,000 shares authorized, 42,828,321 and 37,831,896 shares issued, 42,772,221 and 37,775,796 shares outstanding at March 31, 2006, and December 31, 2005, respectively)	43	38
Additional paid-in capital	298,656	209,177
Treasury stock, at cost, 56,100 shares at March 31, 2006, and December 31, 2005, respectively	(89)	(89)
Deficit accumulated during the development stage	(134,044)	(114,448)
Total stockholders’ equity	164,566	94,678
Total liabilities and stockholders’ equity	$177,639	$105,097

The accompanying notes are an integral part of the consolidated financial statements

* Condensed from audited financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Operations for the
Three Months Ended March 31, 2006 and 2005

(in thousands, except share and per share amounts)

	Three months ended March 31,		Amounts accumulated during the development
	2006	2005	stage

Revenue:
Service revenue	$112	$157	$1,495
Management fees from related party	—	—	300
Total revenue	112	157	1,795

Operating expenses:
Cost of services	171	181	1,825

Research and development:
Non-cash compensation	2,724	176	10,458
Non-cash acquired in-process research and development	—	—	18,800
Other research and development	12,333	4,042	76,227
Total research and development expenses	15,057	4,218	105,485

General and administrative:
Non-cash compensation	2,817	185	8,258
Other general and administrative	2,645	645	27,731
Total general and administrative expenses	5,462	830	35,989

Total operating expenses	20,690	5,229	143,299

Operating loss	(20,578)	(5,072)	(141,504)

Interest and other income, net	982	240	7,951
Net loss before income taxes	(19,596)	(4,832)	(133,553)

Income taxes	—	—	491
Net loss	$(19,596)	$(4,832)	$(134,044)

Basic and diluted loss per common share	$(0.51)	$(0.15)	$(7.21)

Weighted average shares used in computing basic and diluted net loss per common share	38,071,609	31,477,797	18,588,909

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005

(in thousands)

	Three months ended March 31,		Amounts accumulated during the development stage
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(19,596)	$(4,832)	$(134,044)
Adjustments to reconcile cash flows used in operating activities:
Acquired in-process research and development	—	—	18,800
Stock compensation expense	5,541	361	18,716
Issuance of common stock to technology licensor	—	—	359
Interest on convertible notes settled through issuance of preferred shares	—	—	253
Depreciation and amortization	52	40	2,663
Loss on disposal of property, plant and equipment	—	—	172
Impairment charges	—	—	2,482
Exchange rate differences	—	—	94
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) in other receivables and prepaid expenses	(1,297)	(475)	(4,126)
Decrease (increase) in accrued interest receivable	140	86	(196)
(Increase) in security deposits	(241)	—	(249)
Increase in accounts payable and accrued expenses	1,300	321	5,041
Increase (decrease) in accrued compensation and related liabilities	1,276	(557)	1,640
(Decrease) increase in other liabilities	(17)	(17)	150
Increase (decrease) in deferred revenue	95	(5)	(258)
Net cash used in operating activities	(12,747)	(5,078)	(88,503)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(526)	(141)	(5,917)
Proceeds from disposals of property, plant and equipment	—	—	425
(Increase) in note and accrued interest receivable from related party	—	—	(356)
Decrease (increase) in other assets	27	—	(1,192)
(Investment in) held-to-maturity short-term securities	(26)	(10)	(44,859)
Proceeds from maturity of held-to-maturity short-term securities	305	4,914	44,051
(Investment in) available-for-sale short-term securities	(125)	(25)	(19,850)
Proceeds from sale of available-for-sale short-term securities	—	—	9,675
(Investment in) held-to-maturity long-term securities	(3)	(6,605)	(21,273)
Proceeds from maturity of held-to-maturity long-term securities	2	96	(187)
Net cash used in investing activities	(346)	(1,771)	(39,109)

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005
(continued)

(in thousands)

	Three months ended March 31,		Amounts accumulated during the development stage
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	$—	$—	$500
Proceeds from long-term loans	—	—	3,251
Payment of assumed notes payable and accrued interest in connection with the ACCESS Oncology acquisition	—	—	(6,322)
Issuance of convertible note, net	—	—	2,150
Issuance of preferred shares, net	—	—	8,453
Receipts on account of shares previously issued	—	—	7
Proceeds from initial public offering, net	—	—	46,298
Proceeds from secondary public offering, net	—	—	75,843
Proceeds from private placements, net	82,741	—	128,536
Proceeds from exercise of options and warrants	1,203	243	8,064
Purchase of treasury stock	—	—	(89)

Net cash provided by financing activities	83,944	243	266,638

Cash acquired in acquisition	—	—	94
Effect of exchange rate on cash	—	—	(94)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70,851	(6,606)	139,026

Cash and cash equivalents at beginning of year	68,175	29,699	--

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139,026	$23,093	$139,026

NON - CASH TRANSACTIONS
Issuance of common stock in connection with acquisition	$—	$—	$6,325
Issuance of contingent equity rights in connection with acquisition	—	—	4,004
Assumption of liabilities in connection with acquisition	—	—	8,723
Conversion of short-term loans into contributed capital	—	—	500
Conversion of long-term loans into contributed capital	—	—	2,681
Conversion of long-term loans into convertible notes of Partec	—	—	570
Conversion of convertible notes of Partec and accrued interest into stock in Keryx	—	—	2,973
Issuance of warrants to related party as finder’s fee in private placement	—	—	114
Declaration of stock dividend	—	—	3

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$1,166
Cash paid for income taxes	$—	$—	$432

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements as of March 31, 2006 (unaudited)

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

Until November 1999, most of the Company’s activities were carried out by Partec Limited, an Israeli corporation formed in December 1996, and its subsidiaries - SignalSite Inc. (85% owned), SignalSite Israel Ltd. (wholly-owned), Vectagen Inc. (87.25% owned) and Vectagen Israel Ltd. (wholly-owned) (hereinafter collectively referred to as “Partec”). In November 1999, the Company acquired substantially all of the assets and liabilities of Partec and, as of that date, the activities formerly carried out by Partec were performed by the Company. On the date of the acquisition, Keryx and Partec were entities under common control (the controlling interest owned approximately 79.7% of Keryx and approximately 76% of Partec) and accordingly, the assets and liabilities were recorded at their historical cost basis by means of “as if” pooling, with Partec being presented as a predecessor company. Consequently, these financial statements include the activities performed in previous periods by Partec by aggregating the relevant historical financial information with the financial statements of the Company as if they had formed a discrete operation under common management for the entire development stage.

The Company owns a 100% interest in each of ACCESS Oncology, Inc. (“ACCESS Oncology”), Neryx Biopharmaceuticals, Inc., and Accumin Diagnostics, Inc., all U.S. corporations incorporated in the State of Delaware, and Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd., each organized in Israel. In 2003, the Company’s subsidiaries in Israel ceased operations and are currently in the process of being closed down. Substantially all of the Company’s biopharmaceutical development and administrative activities during the three months ended March 31, 2006, and 2005, were conducted in the United States of America.

On February 5, 2004, the Company completed the acquisition of ACCESS Oncology and its subsidiaries (“ACCESS Oncology”). The transaction was structured as a merger of AXO Acquisition Corp., a Delaware corporation and the Company’s wholly-owned subsidiary, with and into ACCESS Oncology, with ACCESS Oncology remaining as the surviving corporation and a wholly-owned subsidiary of the Company. The transaction was accounted for under the purchase method of accounting. The assets and liabilities of ACCESS Oncology that the Company acquired and assumed pursuant to the acquisition have been included in the Company’s consolidated financial statements as of February 5, 2004.

The accompanying unaudited interim consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

STOCK - BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the fair values of such payments.

The Company adopted SFAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the quarter ended March 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”), and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated.

Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma disclosures required under SFAS 123 for periods prior to 2006, the Company accounted for forfeitures as they occurred. Upon adoption of SFAS 123R, the Company elected to use the Black-Scholes model to value share-based payments granted to employees subsequent to January 1, 2006 and elected to attribute the value of stock-based compensation to expense using the straight-line single option method. These methods were previously used for the Company's pro forma information required under SFAS 123. For additional information, see Note 2 - Stockholders' Equity.

The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value method prescribed by the provisions of Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”).

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants exercisable as of March 31, 2006, and 2005, which are not included in the computation of net loss per share amounts, were 6,418,953 and 4,400,886, respectively.

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

On March 29, 2006, the Company completed a registered direct offering of 4,500,000 shares of its common stock to two institutional investors at $18.40 per share. Total proceeds to the Company from this public offering were approximately $82.7 million, net of offering expenses of approximately $0.1 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-130809) filed with the Securities and Exchange Commission, or SEC, on December 30, 2005, and declared effective by the SEC on January 13, 2006, covering shares of the Company’s Common Stock having a value not to exceed $150 million.

The Company may offer the remaining securities under its shelf registration from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interest of the Company and its stockholders. The Company believes that the shelf registration provides it with the flexibility to raise additional capital to finance its operations as needed.

Stock Option Plans

The Company has in effect the following stock option plans. Options granted typically vest over a three to four year period.

a. The 1999 Stock Option Plan was adopted in November 1999. Under the 1999 Stock Option Plan, the Company’s board of directors could grant stock-based awards to directors, consultants and employees. The plan authorizes grants to purchase up to 4,230,000 shares of authorized but unissued common stock. The plan limits the term of each option, to no more than 25 years from the date of the grant, unless otherwise authorized by the board. The plan permits the board of directors or a committee appointed by the board to administer the plan. The administrator has the authority, in its discretion, to determine the terms and conditions of any option granted to a Company service provider, including the vesting schedule. No additional shares of our common stock may be issued under the 1999 Stock Option Plan.

b. The 2000 Stock Option Plan was adopted in June 2000. Under the 2000 Stock Option Plan the compensation committee of the Company’s board of directors could grant stock-based awards to directors, consultants and employees. The 2000 plan authorizes grants to purchase up to 4,455,000 shares of authorized but unissued common stock. The plan limits the term of each option, to no more than 10 years from the date of the grant, unless authorized by the board. As of March 31, 2006, up to 52,318 additional shares may be issued under the 2000 Stock Option Plan.

c. The Non-Plan was adopted in February 2000. Under the Non-Plan, the Company’s board of directors granted options, which are not part of any plan, to non-employee directors of the Company to purchase up to 240,000 shares of authorized but unissued common stock. The options issued by the board of directors pursuant to the Non-Plan have a life of 10 years from the date of their grant. No additional shares of our common stock may be issued under the Non-Plan.

d. The 2002 CEO Incentive Stock Option Plan was adopted in December 2002. Under the 2002 CEO Incentive Stock Option Plan the Company’s board of directors granted an option to the newly-appointed Chief Executive Officer of the Company to purchase up to 2,002,657 shares of authorized but unissued common stock. The option has a term of 10 years from the date of the grant. The option granted to the newly appointed Chief Executive Officer was part of a total grant of options issued pursuant to the 1999 Stock Option Plan, the 2000 Stock Option Plan and the 2002 CEO Incentive Stock Option Plan, to purchase a total of 4,050,000 shares of the Company’s common stock. As of March 31, 2006, all of the options granted under the 2002 CEO Incentive Stock Option Plan have vested. In the event of a merger, acquisition or other change of control or in the event that the Company terminates the Chief Executive Officer’s employment, either without cause or as a result of his death or disability, or he terminates his employment for good reason, the time period during which he shall be allowed to exercise such options shall be extended to the shorter of two years from the date of the termination of his employment or December 24, 2012. No additional shares of our common stock may be issued under the 2002 CEO Incentive Stock Option Plan.

e. The 2004 President Incentive Stock Option Plan was adopted in February 2004. Under the 2004 President Incentive Stock Option Plan the Company’s board of directors granted an option to the newly-appointed President of the Company to purchase up to 1,000,000 shares of authorized but unissued common stock. The option has a term of 10 years from the date of the grant. The option granted to the newly appointed President was made pursuant to an employment agreement following the acquisition of ACCESS Oncology, Inc. in February 2004. Of these options, 166,667 vest over a three-year period and 833,333 vest upon the earlier of the achievement of certain performance-based milestones or January 2, 2014. As of March 31, 2006, 444,444 options have vested under this plan. In addition, in the event of a merger, acquisition or other change of control or in the event that the Company terminates the President’s employment, either without cause or as a result of his death or disability, or he terminates his employment for good reason, the exercisability of any of the options described in this paragraph that are unexercisable at the time of such event or termination shall accelerate and the time period during which he shall be allowed to exercise such options shall be extended to the shorter of two years from the date of the termination of his employment or January 2, 2014. Additionally, the Company’s board of directors shall have the discretion to accelerate all or a portion of these options at any time. No additional shares of our common stock may be issued under the 2004 President Incentive Stock Option Plan.

f. The 2004 Long-Term Incentive Plan was adopted in June 2004 by our stockholders. Under the 2004 Long-Term Incentive Plan, the compensation committee of the Company’s board of directors could grant stock-based awards to directors, consultants and employees. The 2004 plan authorizes grants to purchase up to 4,000,000 shares of authorized but unissued common stock. The plan limits the term of each option, to no more than 10 years from the date of their grant. As of March 31, 2006, up to an additional 759,790 shares may be issued under the 2004 Long-Term Incentive Plan.

g. The 2006 CFO Incentive Plan was adopted in February 2006. Under the 2006 CFO Incentive Plan the Company’s board of directors granted an option to the newly-appointed Chief Financial Officer of the Company to purchase up to 500,000 shares of authorized but unissued common stock. The option has a term of 10 years from the date of the grant. The option granted to the newly appointed Chief Financial Officer was made pursuant to an employment agreement. Of these options, 55,556 vest on the one-year anniversary of employment and 13,889 vest every three months following the one-year anniversary of employment until the 36th month of employment; and the balance after seven years, provided that the newly appointed Chief Financial Officer remains employed by the Company on such date. As of March 31, 2006, 111,111 options have vested under this plan. No additional shares of our common stock may be issued under the 2006 CFO Incentive Plan.

The following table summarizes activity for the Company’s stock option plans during the three months ended March 31, 2006:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2006	8,024,652	$3.69	7.2	$123,757,000
Granted	3,112,460	$14.29
Exercised	(396,425)	$3.03		$6,373,000
Forfeited and expired	(97,746)	$2.39
Outstanding at March 31, 2006	10,642,941	$6.82	8.1	$130,763,000
Exercisable at March 31, 2006	6,096,977	$2.98	7.0	$98,364,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing common stock price of $19.11 on March 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. Upon the exercise of outstanding options, the Company intends to issue new shares.

As of March 31, 2006, there were 100,000 shares of restricted stock outstanding. All 100,000 shares were granted to the Company’s newly-appointed Chief Financial Officer on February 14, 2006, at a grant-date fair value of $15.30 per share. 50,000 of the restricted shares will vest in three equal installments on the first, second and third anniversary of the grant date. For the remaining 50,000 restricted shares, vesting is contingent upon meeting a certain performance goal.

Stock-based Compensation

The application of SFAS 123R had the following effect on reported amounts, for the three months ended March 31, 2006, relative to amounts that would have been reported using the intrinsic value method under previous accounting:

Three months ended
(in thousands, except per share amounts)	March 31, 2006

Net loss, using previous accounting method	$(14,485)
Basic and diluted loss per ordinary share, using previous method	(0.38)

Impact of the adoption of SFAS No. 123R	(5,111)
Net loss, as reported	(19,596)
Basic and diluted loss per ordinary share, as reported	$(0.51)

The value of these options has been estimated using the Black-Scholes model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of the Company's common stock and the Company's assessment of its future volatility. The risk-free interest rate is based on the U.S. Treasury vield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has assumed no expected dividend yeld, as dividends have never been paid to stock or option holders and will not be for the foreseeable future.

The weighted average fair market value of options granted during the three months ended March 31, 2006, as of the date of the grant, was $8.10.  The assumptions used in the calculation of the fair value of options granted during the three months ended March 31, 2006 were a weighted average expected term of 3.0 years, a weighted average expected volatility rate of 79.25% and a weighted average risk-free interest rate of 4.75%.  The Company used historical information to estimate forfeitures within the valuation model. As of March 31, 2006, there was $31.8 million of total unrecognized compensation cost, related to nonvested stock options and restricted stock, which is expected to be recognized over a weighted-average period of 3.2 years.

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options for employees and non-employee directors. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS 123, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” (“SFAS 148”). As compensation expense was disclosed but not recognized in periods prior to January 1, 2006, no cumulative adjustment for forfeitures was recorded in 2006. The following is a pro forma unaudited presentation illustrating the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior three-month period ended March 31, 2005:

Three months ended
(in thousands, except per share amounts)	March 31, 2005

Net loss, as reported	$(4,832)
Add: Stock-based compensation expense to employees and directors determined under the intrinsic value-based method, as included in reported net loss	111
Deduct: Stock-based compensation expense to employees and directors determined under fair value based method	(873)
Pro forma net loss	$(5,594)

Basic and diluted loss per common share:
As reported	$(0.15)
Pro forma	$(0.18)

The value of these options had been estimated using the Black-Scholes model. The weighted average fair market value of options granted during the three months ended March 31, 2005, as of the date of the grant, was $7.74.  The assumptions used in the calculation of the fair value of options granted during the three months ended March 31, 2005 were a weighted average expected term of 5.0 years, a weighted average expected volatility rate of 85.21% and a weighted average risk-free interest rate of 3.70%.

NOTE 3 - BONUS TO OFFICER

Pursuant to his employment agreement, the Chief Executive Officer of the Company is entitled to receive a one-time $2 million cash bonus due to the achievement of a corporate milestone that occurred, and was expensed, in the first quarter of 2006. Of this amount, $1,000,000 was included in other research and development expenses and $1,000,000 was included in other general and administrative expenses for the three months ended March 31, 2006, and has been included in accrued compensation and related liabilities in the accompanying balance sheet as of March 31, 2006.

NOTE 4 - SUBSEQUENT EVENT

On April 6, 2006, Accumin Diagnostics, Inc. (“ADI”), a wholly-owned subsidiary of the Company, completed the acquisition of AccuminTM, a novel, patent protected, diagnostic for the direct measurement of total, intact urinary albumin, from AusAm Biotechnologies, Inc. (“AusAm”). ADI also assumed a limited amount of liabilities of AusAm. ADI acquired Accumin in exchange for up to 300,000 shares of Keryx common stock, a royalty arrangement under which ADI may be required to pay up to a maximum of $16.1 million, and the payment of AusAm liabilities by ADI under license agreements in the amount of $247,000 over the next 36 months. Keryx has filed a registration statement on Form S-3 with the SEC with respect to the shares issued to AusAm. At closing, 300,000 shares were issued to AusAm by Keryx, but are being held in escrow until such time as the SEC declares the registration statement effective (the “Effective Date”). On the Effective Date, the number of shares released from escrow to AusAm will be equal to the lower of (1) 300,000 shares, or (2) a number of shares equal to $3,570,000 divided by the average price of a share of Keryx common stock on the Nasdaq Stock Market for a period of 20 trading days before the Effective Date. Any shares not released to AusAm on the Effective Date will be canceled.

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

You should read the following discussion and analysis in conjunction with the unaudited, consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited, consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005.

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

Our results of operations include non-cash compensation expense as a result of the grants of stock options and warrants. Compensation expense for awards of options granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statement of operations. For awards of options and warrants to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. These awards are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date. We expect to incur significant non-cash compensation as a result of adopting SFAS No. 123R, which we adopted on January 1, 2006. In addition, because some of the options and warrants issued to employees, consultants and other third-parties either do not vest immediately or vest upon the achievement of certain milestones, the total expense is uncertain.

For periods presented prior to our adoption of SFAS 123R, compensation expense for fixed award options and warrants granted to employees and directors represents the intrinsic value (the difference between the stock price of the common stock and the exercise price of the options or warrants) of the options and warrants at the date of grant. For variable awards, we considered the difference between the stock price at reporting date and the exercise price, in the case where a measurement date has not been reached. The compensation cost was recorded over the respective vesting periods of the individual stock options and warrants. The expense was included in the respective categories of expense in the statement of operations.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2006 and March 31, 2005

Revenue. Service revenue decreased by $45,000 to $112,000 for the three months ended March 31, 2006, as compared to revenue of $157,000 for the three months ended March 31, 2005. The decrease in service revenue was primarily due to a reduction in service contracts in the current period. We do not expect our service revenues to have a material impact on our financial results during the remainder of 2006.

Cost of Services Expense. Cost of services expense decreased by $10,000 to $171,000 for the three months ended March 31, 2006, as compared to an expense of $181,000 for the three months ended March 31, 2005. The decrease in cost of services was primarily due to a reduction in service contracts in the current period. We do not expect our cost of service expense to have a material impact on our financial results during the remainder of 2006.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option grants and warrant issuances was $2,724,000 for the three months ended March 31, 2006, as compared to an expense of $176,000 for the three months ended March 31, 2005. The increase in non-cash compensation expenses was due primarily to the adoption of SFAS 123R on January 1, 2006. In addition, expenses during the three months ended March 31, 2006, and March 31, 2005, of $250,000 and $135,000, respectively were due to the adjustment to fair market value of previously-issued options to consultants.

Other Research and Development Expenses. Other research and development expenses increased by $8,291,000 to $12,333,000 for the three months ended March 31, 2006, as compared to an expense of $4,042,000 for the three months ended March 31, 2005. The increase in other research and development expenses was due primarily to a $7,534,000 increase in expenses related to our Sulonex pivotal Phase III and Phase IV clinical program, and includes one-half, or $1,000,000, of a one-time bonus to our Chief Executive Officer pursuant to his employment agreement for the achievement of a corporate milestone.

We expect our other research and development costs to increase during the remainder of 2006 as a result of the pivotal Phase III and Phase IV clinical program for Sulonex and the expansion of the clinical program for KRX-0401, including the planned commencement of additional single agent and combination trials, as well as possible development programs for our other drug candidates.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense related to stock option grants and warrant issuances was $2,817,000 for the three months ended March 31, 2006, as compared to an expense of $185,000 for the three months ended March 31, 2005. The increase in non-compensation expenses was associated with the adoption of SFAS 123R on January 1, 2006. In addition, expenses during the three months ended March 31, 2006, and March 31, 2005, of $37,000 and $68,000, respectively were due to the adjustment to fair market value of previously-issued options to consultants. Additionally, the continued vesting of options granted to certain directors resulted in expenses of $111,000 in each period.

Other General and Administrative Expenses. Other general and administrative expenses increased by $2,000,000 to $2,645,000 for the three months ended March 31, 2006, as compared to an expense of $645,000 for the three months ended March 31, 2005. The increase in general and administrative expenses was due primarily to one-half, or $1,000,000, of a one-time bonus to our Chief Executive Officer for the achievement of a corporate milestone pursuant to his employment agreement. The compensation of our Chief Executive Officer is allocated equally between other research and development expenses and other general and administrative expenses to reflect the allocation of his responsibilities and activities for Keryx. The increase was also due to $470,000 of expenses incurred related to the acquisition of AccuminTM, which closed on April 6, 2006.

We expect our other general and administrative costs to increase modestly over the remainder of 2006 primarily as a result of our clinical development programs.

Interest and Other Income, Net. Interest and other income, net, increased by $742,000 to $982,000 for the three months ended March 31, 2006, as compared to income of $240,000 for the three months ended March 31, 2005. The increase resulted from a higher level of invested funds due to the completion of a public offering that closed in July 2005, as well as due to the general increase in short-term market interest rates when compared to the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through public offerings of our common stock, various private placement transactions, and option and warrant exercises. This includes net proceeds of $82.7 million from our March 2006 registered direct offering, $75.8 million from our July 2005 public offering, and net proceeds of approximately $31.7 million from the private placement of our common stock in fiscal 2004.

As of March 31, 2006, we had $171.3 million in cash, cash equivalents, interest receivable, and short-term and long-term securities, an increase of $70.6 million from December 31, 2005. Cash used in operating activities for the three months ended March 31, 2006 was $12.7 million, as compared to $5.1 million for the three months ended March 31, 2005. This increase in cash used in operating activities was due primarily to increased expenditures associated with the execution of our business plan, including costs associated with our pivotal Phase III and Phase IV clinical program for Sulonex, and the expansion of the KRX-0401 clinical program. For the three months ended March 31, 2006, net cash used in investing activities of $0.3 million was primarily the result of the purchase of manufacturing equipment related to the planned commercial production of Sulonex. For the three months ended March 31, 2006, net cash provided by financing activities of $83.9 million was the result of our $82.7 million registered direct offering of our common stock completed in March 2006, and $1.2 million of proceeds from the exercise of options and warrants.

In March 2006, we completed a registered direct offering of 4,500,000 shares of our common stock to two institutional investors at $18.40 per share. We received approximately $82.7 million in proceeds, net of offering expenses of approximately $0.1 million.

We believe that our $171.3 million in cash, cash equivalents, interest receivable and investment securities as of March 31, 2006 will be sufficient to enable us to meet our planned operating needs and capital expenditures for at least the next 24 months. Additionally, we also believe that our cash position provides us with added flexibility in our in-licensing and product acquisition program to potentially strengthen our portfolio with additional clinical-stage drug candidates.

Our cash and cash equivalents and investment securities as of March 31, 2006 are invested in highly liquid investments such as cash, money market accounts and short-term and long-term U.S. corporate and government debt and auction note securities. As of March 31, 2006, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout 2006 will continue to be funded from existing cash, cash equivalents, and short-term marketable securities.

On December 30, 2005, we filed a shelf registration statement on Form S-3 with the SEC, that was declared effective by the SEC on January 13, 2006. The registration statement provides for the offering of up to $150 million of our common stock. Subsequent to the registered direct offering that was completed in March 2006, there remains $67.2 million of our common stock available for sale on this shelf registration statement. We may offer these securities from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interest of the company and our stockholders. We believe that the availability to conduct such offerings enhances our ability to raise additional capital to finance our operations.

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

Stock Compensation. We have granted options to employees, directors and consultants, as well as warrants to other third parties. In December 2004, the FASB issued SFAS 123R. This SFAS 123R is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and amends SFAS No. 95 “Statement of Cash Flows.” SFAS 123R supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted SFAS 123R effective January 1, 2006. See Note 1 - “Stock Based Compensation.”

In applying SFAS 123R, the value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. We base our estimates of our stock price volatility on the historical volatility of our common stock and our assessment of future volatility; however, this estimate is neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and warrants. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reported.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2006, we had an accumulated deficit of approximately $134.0 million. As we expand our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates or technologies.

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

Additionally, we have finalized an SPA agreement with the FDA for the Phase III and Phase IV clinical trials of Sulonex. The clinical plan to support a New Drug Application, or NDA, approval for Sulonex under subpart H, as agreed upon with the FDA under an SPA, consists of: (i) a single Phase III trial in patients with microalbuminuria based on the surrogate marker of regression of microalbuminuria as the primary endpoint; (ii) supportive data from previously conducted clinical studies; and (iii) substantial recruitment into our Phase IV confirmatory study that will measure clinical outcomes in patients with overt nephropathy, or macroalbuminuria. The subpart H process is complex and requires careful execution. No assurance can be given that we will be able to meet the requirements set forth in the SPA. Even if we meet those requirements, the FDA is not obligated to grant approval of our NDA for Sulonex. If the FDA approves Sulonex for marketing on the basis of our Phase III trial, our Phase IV clinical trial may yield insufficient efficacy data or give rise to safety concerns, which could result in withdrawal of such approval or could cause us to withdraw the product from the market. Many companies who have been granted the right to utilize an accelerated approval approach have failed to obtain approval. Moreover, negative or inconclusive results from the clinical trials we hope to conduct or adverse medical events could cause us to have to repeat or terminate the clinical trials. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

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

As of May 5, 2006, we had 36 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. In addition, although we have an employment agreement with Mr. Weiss, this agreement does not prevent him from terminating his employment with us.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system, such as proposals relating to the reimportation of drugs into the U.S. from other countries (where they are then sold at a lower price) and government control of prescription drug pricing. The pendency or approval of such proposals could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 36 employees. We also have significantly fewer employees than many other companies that have a product candidate in late-stage clinical development, and we rely heavily on third parties to conduct many important functions. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our current cash, cash equivalents and investment securities may not be adequate to support our operations for the next 24 months as we have estimated.

We believe that our $171.3 million in cash, cash equivalents, interest receivable and investment securities as of March 31, 2006 will be sufficient to enable us to meet our planned operating needs and capital expenditures for at least the next 24 months. Our forecast of the period of time through which our cash, cash equivalents, interest receivable and investment securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

We expect to use, rather than generate, funds from operations for the foreseeable future. Based on our current plans, we believe our existing cash, cash equivalents, interest receivable and investment securities will be sufficient to fund our operating expenses and capital requirements for at least the next 24 months; however, the actual amount of funds that we will need prior to or after that date will be determined by many factors, some of which are beyond our control. As a result, we may need funds sooner or in different amounts than we currently anticipate, depending upon:

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

In July 2003, our Israeli subsidiary vacated its Jerusalem facility, after giving advance notice to the landlord. On May 1, 2005, the landlord of the Jerusalem facility filed suit in Israel claiming that we were liable as a result of the alleged breach of the lease agreement by our subsidiary. The amount demanded by the landlord totals 4,345,313 New Israeli Shekels or approximately $931,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord’s complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord’s complaint. Generally, each answer challenges the merits of the landlord’s cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have also filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer and a hearing date has been set by the Circuit Court of Jerusalem. To date, we have not yet recorded a charge to reflect any potential liability associated with this lawsuit as it is too early to accurately estimate the amount of the charge, if any.

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

Risks Related to Our Common Stock

Concentration of ownership of our common stock among our existing executive officers and directors may prevent new investors from influencing significant corporate decisions.

As of March 31, 2006, our executive officers and directors (including their affiliates) beneficially owned, in the aggregate, approximately 18.83% of our outstanding common stock, including, for this purpose, currently exercisable options and warrants held by our executive officers and directors. As a result, these persons, acting together, may have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, acting together, may have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership may depress the market price of our common stock.

Future sales or other issuances of our common stock could depress the market for our common stock.

Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise funds through the sale of equity in the future. On December 30, 2005, we filed with the SEC a shelf registration statement on Form S-3, that was declared effective by the SEC on January 13, 2006, providing for the offering of up to $150 million of our common stock. Following our registered direct offering of common stock to two institutional investors that was completed in March 2006, there remains $67.2 million available for sale on this shelf registration statement. Future sales pursuant to this registration statement could depress the market for our common stock.

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

As of March 31, 2006, our executive officers and directors, beneficially own, in the aggregate, approximately 18.83% of our common stock, including currently exercisable warrants and options held by them. If some or all of them should decide to sell a substantial number of their holdings, it could have a material adverse effect on the market for our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt and auction note securities in accordance with our investment policy. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of March 31, 2006, our portfolio of financial instruments consists of cash equivalents and short-term and long-term interest bearing securities, including corporate debt, money market funds, government debt and auction note securities. The average duration of all of our held-to-maturity investments held as of March 31, 2006, was less than 12 months. Additionally, the re-pricing of our auction notes within thirty days allows these securities to function as short-term investments. Due to the short-term nature of our investments, we believe we have no material exposure to interest rate risk arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic filings with the SEC is (1) recorded, processed, summarized and reported properly, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, on a timely basis so that proper disclosure can be made. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures as of March 31, 2006, and concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.

In July 2003, Keryx (Israel) Ltd., one of our Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord.  On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement.  In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of our Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, our Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx.  The amount demanded by the landlord totals 4,345,313 New Israeli Shekels or approximately $931,000 and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement.  We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord’s complaint.  In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord’s complaint.  Generally, each answer challenges the merits of the landlord’s cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer and a hearing date has been set by the Circuit Court of Jerusalem. To date, we have not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of the charge, if any.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

2.1
Asset Purchase Agreement dated February 6, 2006, by and among AusAm Biotechnologies, Inc., Keryx Biopharmaceuticals, Inc. and Accumin Diagnostics, Inc., filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated March 31, 2006, filed on April 6, 2006, and incorporated herein by reference.

2.2
Amendment No. 1 to the Asset Purchase Agreement dated February 6, 2006, by and among AusAm Biotechnologies, Inc., Keryx Biopharmaceuticals, Inc. and Accumin Diagnostics, Inc., filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated March 31, 2006, filed on April 6, 2006, and incorporated herein by reference.

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

10.1
Employment Agreement between Keryx Biopharmaceuticals, Inc. and Ronald C. Renaud, Jr., dated as of February 14, 2006, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 8, 2006, and incorporated herein by reference.

10.2	Amendment to the Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan dated April 11, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: May 10, 2006	By:	/s/ Ronald C. Renaud, Jr
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.2	Amendment to the Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan dated April 11, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2006.