Form 10-K/A
period 2005-12-31
KERYX BIOPHARMACEUTICALS INC
filed 2006-05-17
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A

Amendment No. 1 to Form 10-K/A
Filed on May 10, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

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

Explanatory Note

On May 10, 2006, Keryx Biopharmaceuticals, Inc. (“Keryx”) filed Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”), in order to file the exhibits to the License Agreement between Keryx and Panion & BF Biotech, Inc. dated as of November 7, 2005 (the “License Agreement”). The License Agreement was originally filed with the Form 10-K. The Securities and Exchange Commission has requested that Keryx file the exhibits to the License Agreement as part of its review of Keryx’s confidential treatment request with respect to the License Agreement. Keryx is filing this amendment to the May 10th filing in order to file the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)    3.    Exhibits

Exhibit
Number	Exhibit Description

10.21*	License Agreement between Keryx Biopharmaceuticals, Inc. and Panion & BF Biotech, Inc. dated as of November 7, 2005.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 17, 2006.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 17, 2006.
_______ * Confidential treatment has been requested with respect to the omitted portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2006.

KERYX BIOPHARMACEUTICALS, INC.
By:	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr. Senior Vice President, Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.21*	License Agreement between Keryx Biopharmaceuticals, Inc. and Panion & BF Biotech, Inc. dated as of November 7, 2005.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 17, 2006.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 17, 2006.
__________ * Confidential treatment has been requested with respect to the omitted portions of this exhibit.