Form 10-Q
period 2006-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2006-08-09
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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
Yes ☐ No ☒

There were 43,183,871 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 2, 2006.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Balance Sheets as of June 30, 2006, and December 31, 2005

(in thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005*
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$81,058	$68,175
Short-term investment securities	56,322	18,272
Accrued interest receivable	422	336
Other receivables, inventory and prepaid expenses	4,816	3,200
Total current assets	142,618	89,983
Long-term investment securities	17,309	13,950
Property, plant and equipment, net	2,766	1,004
Goodwill	3,127	--
Other assets (primarily intangible assets), net	972	160
Total assets	$166,792	$105,097

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$6,108	$5,054
Accrued compensation and related liabilities	401	936
Deferred revenue	184	103
Total current liabilities	6,693	6,093
Contingent equity rights	4,004	4,004
Other liabilities	288	322
Total liabilities	10,985	10,419
Stockholders’ equity
Common stock, $0.001 par value per share (60,000,000 and 60,000,000 shares authorized, 43,194,075 and 37,831,896 shares issued, 43,137,975 and 37,775,796 shares outstanding at June 30, 2006, and December 31, 2005, respectively)	43	38
Additional paid-in capital	307,725	209,177
Treasury stock, at cost, 56,100 shares at June 30, 2006, and December 31, 2005, respectively	(89)	(89)
Deficit accumulated during the development stage	(151,872)	(114,448)
Total stockholders’ equity	155,807	94,678
Total liabilities and stockholders’ equity	$166,792	$105,097

The accompanying notes are an integral part of the consolidated financial statements.

* Condensed from audited financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 2006 and 2005

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,		Amounts accumulated during the development
	2006	2005	2006	2005	stage

Revenue:
Diagnostic revenue	$23	$--	$23	$--	$23
Service revenue	224	126	336	283	1,719
Management fees from related party	--	--	--	--	300
Total revenue	247	126	359	283	2,042

Operating expenses:
Cost of diagnostics sold	19	--	19	--	19
Cost of services	98	161	269	342	1,923

Research and development:
Non-cash compensation	2,104	137	4,828	313	12,562
Non-cash acquired in-process research and development	--	--	--	--	18,800
Other research and development	12,352	5,180	24,685	9,222	88,579
Total research and development	14,456	5,317	29,513	9,535	119,941

Selling, general and administrative:
Non-cash compensation	3,541	168	6,358	353	11,799
Other selling, general and administrative	1,860	699	4,505	1,344	29,591
Total selling, general and administrative	5,401	867	10,863	1,697	41,390

Total operating expenses	19,974	6,345	40,664	11,574	163,273

Operating loss	(19,727)	(6,219)	(40,305)	(11,291)	(161,231)

Interest and other income, net	1,899	267	2,881	507	9,850
Net loss before income taxes	(17,828)	(5,952)	(37,424)	(10,784)	(151,381)

Income taxes	--	--	--	--	491
Net loss	$(17,828)	$(5,952)	$(37,424)	$(10,784)	$(151,872)

Basic and diluted loss per common share	$(0.41)	$(0.19)	$(0.92)	$(0.34)	$(7.87)

Weighted average shares used in computing basic and diluted net loss per common share	43,117,656	31,528,862	40,608,571	31,503,469	19,308,150

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005

(in thousands)

	Six months ended June 30,		Amounts accumulated during the development stage
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(37,424)	$(10,784)	$(151,872)
Adjustments to reconcile cash flows used in operating activities:
Acquired in-process research and development	--	--	18,800
Stock compensation expense	11,186	666	24,361
Issuance of common stock to technology licensor	--	--	359
Interest on convertible notes settled through issuance of preferred shares	--	--	253
Depreciation and amortization	120	86	2,731
Loss on disposal of property, plant and equipment	--	--	172
Impairment charges	--	--	2,482
Exchange rate differences	--	--	94
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) in other receivables, inventory and prepaid expenses	(1,524)	--	(4,353)
(Increase) in accrued interest receivable	(86)	(3)	(422)
(Increase) in security deposits	(241)	--	(249)
Increase in accounts payable and accrued expenses	625	1,194	4,366
(Decrease) in accrued compensation and related liabilities	(558)	(709)	(194)
(Decrease) increase in other liabilities	(34)	47	133
Increase (decrease) in deferred revenue	81	2	(272)
Net cash used in operating activities	(27,855)	(9,501)	(103,611)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(1,798)	(330)	(7,189)
Proceeds from disposals of property, plant and equipment	--	--	425
(Increase) in note and accrued interest receivable from related party	--	--	(356)
Decrease in accrued transaction costs	(145)	--	(145)
Decrease (increase) in other assets	27	(4)	(1,192)
(Investment in) held-to-maturity short-term securities	(4,011)	(1,103)	(48,844)
Proceeds from maturity of held-to-maturity short-term securities	1,071	5,528	44,817
(Investment in) available-for-sale short-term securities	(30,825)	(25)	(50,550)
Proceeds from sale of available-for-sale short-term securities	175	--	9,850
(Investment in) held-to-maturity long-term securities	(7,822)	(7,116)	(29,092)
Proceeds from maturity of held-to-maturity long-term securities	4	--	189
Net cash used in investing activities	(43,324)	(3,050)	(82,087)

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005
(continued)

(in thousands)

	Six months ended June 30,		Amounts accumulated during the development stage
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	$--	$--	$500
Proceeds from long-term loans	--	--	3,251
Payment of assumed notes payable and accrued interest in connection with the ACCESS Oncology acquisition	--	--	(6,322)
Issuance of convertible note, net	--	--	2,150
Issuance of preferred shares, net	--	--	8,453
Receipts on account of shares previously issued	--	--	7
Proceeds from initial public offering, net	--	--	46,298
Proceeds from secondary public offering, net	--	--	75,790
Proceeds from private placements, net	82,696	--	128,491
Proceeds from exercise of options and warrants	1,361	335	8,222
Purchase of treasury stock	--	--	(89)

Net cash provided by financing activities	84,057	335	266,751

Cash acquired in acquisition	5	--	99
Effect of exchange rate on cash	--	--	(94)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,883	(12,216)	81,058

Cash and cash equivalents at beginning of year	68,175	29,699	--

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,058	$17,483	$81,058

NON - CASH TRANSACTIONS
Issuance of common stock in connection with acquisition	$3,310	$--	$9,635
Issuance of contingent equity rights in connection with acquisition	--	--	4,004
Assumption of liabilities in connection with acquisition	347	--	9,070
Conversion of short-term loans into contributed capital	--	--	500
Conversion of long-term loans into contributed capital	--	--	2,681
Conversion of long-term loans into convertible notes of Partec	--	--	570
Conversion of convertible notes of Partec and accrued interest into stock in Keryx	--	--	2,973
Issuance of warrants to related party as finder’s fee in private placement	--	--	114
Declaration of stock dividend	--	--	3

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$--	$--	$1,166
Cash paid for income taxes	$--	$--	$432

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements as of June 30, 2006 (unaudited)

NOTE 1 - GENERAL

BASIS OF PRESENTATION

Keryx Biopharmaceuticals, Inc. (“Keryx” or the “Company”) is a biopharmaceutical company focused on the acquisition, development and commercialization of novel pharmaceutical products for the treatment of life-threatening diseases, including diabetes and cancer. The Company was incorporated in Delaware in October 1998 (under the name Paramount Pharmaceuticals, Inc., which was later changed to Lakaro Biopharmaceuticals, Inc. in November 1999, and finally to Keryx Biopharmaceuticals, Inc. in January 2000). The Company commenced activities in November 1999, focusing on the development and commercialization of clinical compounds and core technologies for the life sciences.

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

The Company owns a 100% interest in each of ACCESS Oncology, Inc., Neryx Biopharmaceuticals, Inc., and Accumin Diagnostics, Inc., all U.S. corporations incorporated in the State of Delaware, and Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd., each organized in Israel. In 2003, the Company’s subsidiaries in Israel ceased operations and are currently in the process of being closed down. Substantially all of the Company’s biopharmaceutical development and administrative operations during the six months ended June 30, 2006, and 2005, were conducted in the United States of America.

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

The accompanying unaudited interim consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The Company adopted SFAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the three and six months ended June 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”), and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated.

Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosures required under SFAS 123 for periods prior to 2006, the Company accounted for forfeitures as they occurred. Upon adoption of SFAS 123R, the Company elected to use the Black-Scholes model to value share-based payments granted to employees subsequent to January 1, 2006 and elected to attribute the value of stock-based compensation to expense using the straight-line single option method. These methods were previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 2 - Stockholders' Equity.

The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value method prescribed by the provisions of Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”).

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants exercisable as of June 30, 2006, and 2005, which are not included in the computation of net loss per share amounts, were 6,543,578 and 4,692,742, respectively.

PATENTS

Through March 31, 2006, the Company classified its patent expenses in other research and development. Effective April 1, 2006, the Company has classified its patent expenses in other general and administrative. The results of prior periods have not been restated.

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

b. The 2000 Stock Option Plan was adopted in June 2000. Under the 2000 Stock Option Plan the compensation committee of the Company’s board of directors could grant stock-based awards to directors, consultants and employees. The 2000 plan authorizes grants to purchase up to 4,455,000 shares of authorized but unissued common stock. The plan limits the term of each option, to no more than 10 years from the date of the grant, unless authorized by the board. As of June 30, 2006, up to 52,318 additional shares may be issued under the 2000 Stock Option Plan.

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

d. The 2002 CEO Incentive Stock Option Plan was adopted in December 2002. Under the 2002 CEO Incentive Stock Option Plan the Company’s board of directors granted an option to the newly-appointed Chief Executive Officer of the Company to purchase up to 2,002,657 shares of authorized but unissued common stock. The option has a term of 10 years from the date of the grant. The option granted to the newly appointed Chief Executive Officer was part of a total grant of options issued pursuant to the 1999 Stock Option Plan, the 2000 Stock Option Plan and the 2002 CEO Incentive Stock Option Plan, to purchase a total of 4,050,000 shares of the Company’s common stock. As of June 30, 2006, all of the options granted under the 2002 CEO Incentive Stock Option Plan have vested. In the event of a merger, acquisition or other change of control or in the event that the Company terminates the Chief Executive Officer’s employment, either without cause or as a result of his death or disability, or he terminates his employment for good reason, the time period during which he shall be allowed to exercise such options shall be extended to the shorter of two years from the date of the termination of his employment or December 24, 2012. No additional shares of our common stock may be issued under the 2002 CEO Incentive Stock Option Plan.

e. The 2004 President Incentive Stock Option Plan was adopted in February 2004. Under the 2004 President Incentive Stock Option Plan the Company’s board of directors granted an option to the newly-appointed President of the Company to purchase up to 1,000,000 shares of authorized but unissued common stock. The option has a term of 10 years from the date of the grant. The option granted to the newly appointed President was made pursuant to an employment agreement following the acquisition of ACCESS Oncology in February 2004. Of these options, 166,667 vest over a three-year period and 833,333 vest upon the earlier of the achievement of certain performance-based milestones or February 5, 2011. As of June 30, 2006, 458,333 options have vested under this plan. In addition, in the event of a merger, acquisition or other change of control or in the event that the Company terminates the President’s employment, either without cause or as a result of his death or disability, or he terminates his employment for good reason, the exercisability of any of the options described in this paragraph that are unexercisable at the time of such event or termination shall accelerate and the time period during which he shall be allowed to exercise such options shall be extended to the shorter of two years from the date of the termination of his employment or February 5, 2014. Additionally, the Company’s board of directors shall have the discretion to accelerate all or a portion of these options at any time. No additional shares of our common stock may be issued under the 2004 President Incentive Stock Option Plan.

f. The 2004 Long-Term Incentive Plan was adopted in June 2004 by our stockholders. Under the 2004 Long-Term Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, consultants and employees. The 2004 plan authorizes grants to purchase up to 4,000,000 shares of authorized but unissued common stock. The plan limits the term of each option, to no more than 10 years from the date of their grant. As of June 30, 2006, up to an additional 687,040 shares may be issued under the 2004 Long-Term Incentive Plan.

g. The 2006 CFO Incentive Plan was adopted in February 2006. Under the 2006 CFO Incentive Plan the Company’s board of directors granted an option to the newly-appointed Chief Financial Officer of the Company to purchase up to 500,000 shares of authorized but unissued common stock. The option has a term of 10 years from the date of the grant. The option granted to the newly appointed Chief Financial Officer was made pursuant to an employment agreement. Of these options, 55,556 vest on the one-year anniversary of employment and 13,889 vest every three months following the one-year anniversary of employment until the 36th month of employment; and 333,333 vest after seven years, provided that the newly appointed Chief Financial Officer remains employed by the Company on such date. The 333,333 stock options may vest earlier upon the achievement of certain milestones, of which 111,111 have vested as of June 30, 2006. No additional shares of our common stock may be issued under the 2006 CFO Incentive Plan.

The following table summarizes activity for the Company’s stock option plans during the six months ended June 30, 2006:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2006	8,024,652	$4.35	7.2	$119,097,000
Granted	3,185,460	$14.26
Exercised	(517,155)	$2.63		$5,983,000
Forfeited and expired	(97,996)	$2.42
Outstanding at June 30, 2006	10,594,961	$7.43	7.9	$74,097,000
Exercisable at June 30, 2006	6,221,602	$3.52	7.1	$66,516,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing common stock price of $14.20 on June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. Upon the exercise of outstanding options, the Company intends to issue new shares.

As of June 30, 2006, there were 100,000 shares of restricted stock outstanding. All 100,000 shares were granted to the Company’s newly-appointed Chief Financial Officer on February 14, 2006, at a grant-date fair value of $15.30 per share. 50,000 of the restricted shares will vest in three equal installments on the first, second and third anniversary of the grant date. For the remaining 50,000 restricted shares, vesting is contingent upon meeting a certain performance goal. As of June 30, 2006, the Company has recorded $159,000 of expense associated with the restricted stock.

Stock-based Compensation

The Company incurred additional non-cash compensation expense during the three months ended June 30, 2006, of $1,697,000, relating to a former officer and two former directors who are no longer employees as defined by the terms of their option agreements. The Board of Directors agreed to modify their option agreements such that their vesting and exercisability has been extended beyond the terms of their original agreements.

The application of SFAS 123R had the following effect on reported amounts, for the three and six months ended June 30, 2006, relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Three months ended	Six months ended
(in thousands, except per share amounts)	June 30, 2006	June 30, 2006

Net loss, using previous accounting method	$(14,147)	$(28,632)
Basic and diluted loss per ordinary share, using previous method	(0.33)	(0.71)

Impact of the adoption of SFAS No. 123R	(3,681)	(8,792)
Net loss, as reported	(17,828)	(37,424)
Basic and diluted loss per ordinary share, as reported	$(0.41)	$(0.92)

The value of these options has been estimated using the Black-Scholes model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of the Company’s common stock and the Company’s assessment of its future volatility. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future.

The weighted average fair market value of options and restricted stock granted during the six months ended June 30, 2006, as of the date of the grant, was $7.83 and $15.30, respectively.  The assumptions used in the calculation of the fair value of options granted during the six months ended June 30, 2006 were a weighted average expected term of 3.0 years, a weighted average expected volatility rate of 79.17% and a weighted average risk-free interest rate of 4.76%.  The Company used historical information to estimate forfeitures within the valuation model. As of June 30, 2006, there was $30.9 million of total unrecognized compensation cost, related to nonvested stock options and restricted stock, which is expected to be recognized over a weighted-average period of 3.5 years.

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options for employees and non-employee directors. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS 123, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” (“SFAS 148”). As compensation expense was disclosed but not recognized in periods prior to January 1, 2006, no cumulative adjustment for forfeitures was recorded in 2006. The following is a pro forma unaudited presentation illustrating the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior three- and six-month period ended June 30, 2005:

	Three months ended	Six months ended
(in thousands, except per share amounts)	June 30, 2005	June 30, 2005

Net loss, as reported	$(5,952)	$(10,784)
Add: Stock-based compensation expense to employees and directors determined under the intrinsic value-based method, as included in reported net loss	112	223
Deduct: Stock-based compensation expense to employees and directors determined under fair value based method	(1,049)	(1,922)
Pro forma net loss	$(6,889)	$(12,483)

Basic and diluted loss per common share:
As reported	$(0.19)	$(0.34)
Pro forma	$(0.22)	$(0.40)

The value of these options had been estimated using the Black-Scholes model. The weighted average fair market value of options granted during the three and six months ended June 30, 2005, as of the date of the grant, was $7.85 and $7.75, respectively.  The assumptions used in the calculation of the fair value of options granted during the three and six months ended June 30, 2005 were a weighted average expected term of 4.3 years and 4.9 years, respectively, a weighted average expected volatility rate of 83.43% and 85.00%, respectively, and a weighted average risk-free interest rate of 3.77% and 3.71%, respectively.

Review of Stock Option Grant Procedures

At the direction of the Company’s Board of Directors, the Company commenced an internal review into the Company’s historical stock option practices from the date of its initial public offering to the present under the Company’s stock option plans in effect during this period, including a review of the underlying option grant documentation and procedures. This internal review has been completed as of the date of this filing and is discussed below.

In addition to this review, the Board of Directors conducted a review led by one of the independent members of the Board of the facts and circumstances surrounding a stock option grant in the first quarter of 2004 and a May 1, 2003 grant to employees. With the assistance of outside counsel, the review included interviews and a review of contemporaneous documents relevant to these grants. The availability of contemporaneous documents may have been limited to some extent by the fact that the grants occurred over two years ago. The review did not discover any evidence of intentional fraud or wrongdoing in connection with these option grants.

During the Company’s early history as a public company, the Company generally utilized meetings or unanimous written consents signed by all members of the applicable committee to approve multiple option grants, the effective dates of which preceded the date of the meeting or written consent. The Company has determined that the proper measurement date, for accounting purposes, may differ from the legal effective date. The Company also historically considered the effective date specified in the written consents as the accounting measurement date for determining stock-based compensation expense. However, the Company has concluded that in some instances the proper measurement date for accounting purposes may not be the effective date of the grant, if the terms of the stock option grant were not communicated to the optionee within a reasonable period of time after the grant was effective. In such instance, the measurement date may be such later date on which the terms were actually communicated.

Based on the results of the Company’s review of its historical stock option practices, including its underlying option grant documentation and procedures, the Company determined that the additional compensation expense resulting from revised measurement dates was not material for any period and has not been recorded.

Additionally, in connection with the Company’s acquisition of ACCESS Oncology, Inc. (ACCESS), which was completed in February 2004, the Board of Directors considered during board meetings convened for the purpose of approving the acquisition the proposed stock option component that would be designated to the ACCESS management team. The disclosure of the stock option grant to one member of the ACCESS management team, Dr. Craig Henderson, in the Company’s proxy statements following the acquisition date, did not, however, agree with the final terms of the stock option grant as evidenced in Dr. Henderson’s employment agreement. Dr. Henderson’s stock options, 1,000,000 in total, carry an exercise price equal to the closing price of the Company’s common stock on the date immediately prior to the date of his employment, or February 5, 2004, according to the terms of his employment agreement. Dr. Henderson’s stock options have an exercise price of $9.25, and not the price of $4.59 previously disclosed by the Company. This discrepancy did not have an accounting impact for the periods prior to the first quarter of fiscal 2006. For the first quarter of 2006, however, with the adoption of SFAS 123(R), the value attributed to Dr. Henderson’s stock options was incorrectly calculated, and as a result an additional compensation charge of $565,000 has been recorded in the three months ended June 30, 2006, to expense the additional compensation attributable to the incorrect calculation.

In addition, the Company has determined that the cumulative pretax stock-based compensation charge upon the adoption of SFAS 123(R), resulting from the change in grant date fair value of stock options granted, excluding Dr. Henderson’s stock option grant, is $117,000, which amount has been recorded in the three months ended June 30, 2006. The impact of this compensation charge, together with Dr. Henderson’s compensation charge, is not material to the Company’s first or second quarter 2006 financials, and there is no impact on net cash used in operating activities as a result of the additional compensation charges.

NOTE 3 - BONUS TO OFFICER

Pursuant to his employment agreement, the Chief Executive Officer of the Company was entitled to receive a one-time $2 million cash bonus due to the achievement of a corporate milestone that occurred, and was expensed, in the first quarter of 2006 and paid in the second quarter of 2006. Of this amount, $1,000,000 was included in other research and development expenses and $1,000,000 was included in other selling, general and administrative expenses for the six months ended June 30, 2006.

NOTE 4 - ACCUMIN TRANSACTION

On April 6, 2006, Accumin Diagnostics, Inc. (“ADI”), a wholly-owned subsidiary of the Company, completed the acquisition of AccuminTM, a novel, patent protected, diagnostic for the direct measurement of total, intact urinary albumin, from AusAm Biotechnologies, Inc. (“AusAm”). We believe that the acquisition of Accumin will help leverage the Company’s exposure to physicians that treat diabetes, the target market for Sulonex, by emphasizing the importance of detecting microalbuminuria earlier.

The purchase price was $3,907,000, which included the issuance of 245,024 shares of the Company’s common stock, the assumption of certain liabilities of AusAm equal to approximately $347,000 and transaction costs of approximately $250,000. ADI also entered into a royalty arrangement under which ADI may be required to pay up to a maximum of $16.1 million to AusAm. Keryx filed a registration statement on Form S-3 with the SEC on April 6, 2006 with respect to the shares issued to AusAm which was declared effective on June 23, 2006 (the “Effective Date”). At closing, 300,000 shares were issued to AusAm by Keryx, but were held in escrow until the Effective Date. On the Effective Date, 245,024 shares were released from escrow to AusAm.

The Accumin transaction has been accounted for as a purchase by the Company under GAAP. Under the purchase method of accounting, the assets and liabilities assumed from AusAm are recorded at the date of acquisition at their respective fair values. The consolidated financial statements and reported results of operations of the Company issued after completion of the transaction reflect these values but will not be restated retroactively to reflect the historical financial position or results of operations of AusAm.

The following represents the purchase price for Accumin:

(in thousands, except share and per share amounts)

Assumed liabilities		347
Number of shares of Keryx common stock issued	245,024
Multiplied by Keryx’s average closing bid price per share as quoted on NASDAQ over a period of 5 trading days (2 days prior to the Effective Date, the Effective Date, and 2 days after the Effective Date	$13.51	3,310
Other transaction costs		250
Total purchase price		$3,907

The excess of the purchase price over the net assets acquired represented goodwill of approximately $3,127,000, which has been allocated to our Products segment, which is expected to benefit from the synergies of the Accumin acquisition.

The above estimated purchase price has been preliminarily allocated based on an estimate of the fair value of net assets acquired. The final valuation of net assets is expected to be completed as soon as possible but no later than one year from the acquisition date. To the extent that these estimated amounts need to be adjusted, the Company will do so.

(in thousands)

Allocation of purchase price:
Tangible assets acquired	$124
Amortizable intangibles (over 12 years - patent life)	656
Goodwill	3,127
Purchase price	$3,907

A valuation using the guidance in SFAS No. 141, “Business Combinations” was performed with the assistance of independent valuation specialists to determine the fair value of certain identifiable intangible assets of Accumin.

The fair value of certain identifiable intangible assets was determined using the income approach. This method starts with a forecast of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk of achieving the asset’s projected cash flows. The present value of the estimated cash flows are then added to the present value equivalent of the residual value of the asset, if any, at the end of the discrete projection period to estimate the fair value.

The forecast of future cash flows required the following assumptions to be made:

•	revenue that is likely to result from the asset, including estimated selling price, estimated market share and year-over-year growth rates;

•	operating margin; and

•	sales and marketing and general and administrative expenses using historical and industry or other sources of market data;

The valuations are based on information that is available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by our management. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual results may vary from the projected results.

NOTE 5 - SEGMENT INFORMATION

The Company has three reportable segments: Diagnostics, Services and Products. The Diagnostics business sells diagnostic products for the direct measurement of total, intact urinary albumin. The Services business provides clinical trial management and site recruitment services to other biotechnology and pharmaceutical companies. The Products business focuses on the acquisition, development and commercialization of novel pharmaceutical products for the treatment of life-threatening diseases, including diabetes and cancer.

Segment information for the three and six month periods were as follows:

	Revenue
	Three months ended June 30,		Six months ended June 30,		Amounts accumulated during the development
(in thousands)	2006	2005	2006	2005	Stage

Diagnostics	$23	$--	$23	$--	$23
Services	224	126	336	283	1,719
Products	--	--	--	--	--
Total	$247	$126	$359	$283	$1,742

	Operating loss
	Three months ended June 30,		Six months ended June 30,		Amounts accumulated during the development
(in thousands)	2006	2005	2006	2005	Stage

Diagnostics	$(414)	$--	$(414)	$--	$(414)
Services	126	(35)	67	(59)	(204)
Products	(19,439)	(6,184)	(39,958)	(11,232)	(160,613)
Total	$(19,727)	$(6,219)	$(40,305)	$(11,291)	$(161,231)

A reconciliation of the totals reported for the operating segments to the consolidated total net loss is as follows:

	Net loss
	Three months ended June 30,		Six months ended June 30,		Amounts accumulated during the development
(in thousands)	2006	2005	2006	2005	Stage

Operating loss of reportable segments	$(19,727)	$(6,219)	$(40,305)	$(11,291)	$(161,231)
Interest and other income	1,899	267	2,881	507	9,850
Income taxes	--	--	--	--	491
Consolidated net loss	$(17,828)	$(5,952)	$(37,424)	$(10,784)	$(151,872)

All long-lived assets, other than the acquired intangibles for Accumin and other immaterial assets, reside in the Products segment.

The excess of the purchase price over the net assets acquired in the Accumin transaction represented goodwill of approximately $3,127,000, which has been allocated to our Products segment, which is expected to benefit from the synergies of the acquisition. The carrying amount of goodwill by reportable segment as of June 30, 2006 and December 31, 2005 was as follows:

	Goodwill
(in thousands)	June 30, 2006	December 31, 2005

Diagnostics	--	--
Services	--	--
Products	$3,127	--
Total	$3,127	-

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

Recent Developments

Zerenex

In June 2006, we announced positive final results from the Phase II multi- center study entitled: “A randomized, double-blind, placebo-controlled, dose ranging study of the effects of Zerenex on serum phosphate in patients with end stage renal disease (ESRD).” This Phase II study was conducted under an Investigational New Drug, or IND, sponsored our licensors in both the United States and Taiwan.

From this Phase II study, the investigators concluded that Zerenex appeared to have an acceptable safety and tolerability profile at the 2, 4, and 6g/day dose. The optimum dose of Zerenex in this study was 6g/day at which dose it appeared to be efficacious, safe and well tolerated as treatment for hyperphosphatemia in hemodialysis patients. Additionally, the investigators found that Zerenex therapy for up to 28 days had no statistically significant effect on serum iron, ferritin, transferrin saturation, or total iron binding capacity.

The Phase II study was designed to determine the safety and efficacy of several doses of Zerenex in patients with end stage renal disease who were undergoing hemodialysis. In this study, each of three Zerenex doses (2g, 4g and 6g) administered daily with meals was compared to placebo. Patients who had been on other phosphate binders prior to enrolling in this study underwent a 1-2-week washout period prior to randomization. Patients who had a serum phosphorous level greater than or equal to 5.5 mg/dl and less than or equal to 10 mg/dl by the end of this washout period were eligible to be randomized to one of four treatment groups at a ratio of 2:2:2:1, (Zerenex 2g, 4g, 6g and placebo, respectively) and were treated for 28 days. The primary endpoint for this study was the change in serum phosphorous concentration at day 28 relative to baseline.

Of the 116 patients randomized in the study, 111 patients were evaluable for efficacy at 28 days and were included in the analysis. At day 28, there was a statistically significant dose response to Zerenex in reducing serum phosphorous concentration (p=0.0073). In the 6g/day Zerenex group the mean decrease in serum phosphorous concentration was statistically significant when compared with placebo (p=0.0119) (see Table 1). There was also a statistically significant dose response to Zerenex in the calcium x phosphorous (Ca x P) product at day 28 (p=0.0158). In the 6g/day Zerenex group the mean decrease in Ca x P product when compared with placebo was statistically significant (p=0.0378) (See Table 2).

Table 1: Changes in Serum Phosphorous Concentration (mg/dL) on day 28 compared to day 0 (baseline) at Zerenex doses of 2, 4 and 6 g/day.

	Placebo (n=16)	2g/day (n=31)	4g/day (n=32)	6g/day (n=32)
Day 0 (Baseline)*	7.2 (1.4)	7.2 (1.2)	7.1 (1.3)	7.3 (1.3)
Day 28 (End of Treatment Period)*	7.2 (1.2)	6.9 (2.2)	6.0 (1.3)	5.8 (1.8)
Placebo Comparison:
Mean Difference from Placebo		-0.02	-1.1	-1.5
P-value		NS	0.06	0.0119

Baseline Comparison:
Mean Difference from Baseline	-0.1	-0.3	-1.1	-1.5
P-value	NS	NS	NS	<0.01
*mean (standard deviation)

Table 2: Changes in the Calcium x Phosphorous (mg/dL) on day 28 compared to day 0 (baseline) at Zerenex doses of 2, 4 and 6 g/day.

	Placebo (n=16)	2g/day (n=31)	4g/day (n=32)	6g/day (n=32)
Day 0 (Baseline)*	62.8 (13.9)	62.9 (13.2)	63.5 (10.7)	65.8 (12.2)
Day 28 (End of Treatment Period)*	63.2 (12.6)	61.7 (21.3)	55.4 (13.4)	54.1 (17.7)
Placebo Comparison:
Mean Difference from Placebo		-0.9	-7.91	-11.4
P-value		0.8950	0.1375	0.0378

Baseline Comparison:
Mean Difference from Baseline	-0.3	-1.1	-8.1	-11.7
P-value	NS	NS	NS	<0.01
*mean (standard deviation)

There were no deaths over the course of the 28-day study and there were no serious adverse events, or SAEs, that were deemed by the investigators to be definitely related to Zerenex. The majority of adverse events were of mild severity. Seven (43.8%), 13 (39.4%), 9 (26.5%), and 14 (42.4%) patients in the placebo, 2, 4, and 6g treatment groups, respectively, experienced no adverse events more severe than mild and 1 (6.3%), 0 (0.0%), 2 (5.9%), 1 (3.0%), of the placebo, 2,4, and 6 grams per day groups, respectively, experienced at least one severe AE. Possibly or probably related AEs occurred in 4 (25.0%), 7 (21.2%), 8 (23.5%), and 7 (21.2%) of the placebo, 2, 4, and 6 grams per day groups, respectively.

KRX-0401

In June 2006, we announced positive data of KRX-0401 in patients with advanced renal cell carcinoma, or advanced RCC. These patients were a cohort of a phase II, multi-center trial of KRX-0401 that included multiple tumor types. All patients in this study were to have had prior standard therapy. Although the extent of prior treatment varied with tumor type, most patients had received two chemotherapy regimens for metastatic disease. An interim analysis was performed at the end of the first year of accrual, and the results in the renal group met protocol requirements for expansion of this cohort. The study is ongoing.

Thirteen patients with advanced RCC were enrolled in the study and seven were evaluable for response. Three of these (43%) had a partial response and an additional two patients (29%) achieved long-term stable disease. Two progressed. Four patients were inevaluable because they stopped treatment early (42-62 days) and their disease was not evaluated at the time drug was stopped. Two patients have not been on study long enough to reach the first point of evaluation. Responses were scored using RECIST criteria.

Response	N (%)	Duration (months)
Partial Response	3 (43%)	4, 4+, 9
Stable Disease	2 (29%)	8+, 11
Progression	2 (29%)	2, 3
Too Early	2
Not Evaluable	4

Times with '+' meaning patient still stable or responding at time of analysis.

Accumin Transaction

On April 6, 2006, Accumin Diagnostics, Inc., our wholly-owned subsidiary, completed the acquisition of AccuminTM, a novel, patent protected, diagnostic for the direct measurement of total, intact urinary albumin, from AusAm Biotechnologies, Inc. See Note 4 - “Accumin Transaction.”

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

Our service revenues consist entirely of clinical trial management and site recruitment services. Revenues from providing these services are recognized as the services are provided. Deferred revenue is recorded when we receive a deposit or prepayment for services to be performed at a later date.

Our diagnostic revenue is based on the sale of diagnostic products for the direct measurement of total, intact urinary albumin. Diagnostic revenue is recognized when persuasive evidence of an arrangement exists, the product has been shipped, title and risk of loss have passed to the customer and collection from the customer is reasonably assured.

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

Our cost of diagnostics sold consist specifically of costs associated with the manufacture of the diagnostic products such as payments to third-party vendors and systems, material costs and other support facilities associated with delivering of the diagnostics to our customers. Cost of diagnostics sold are recognized as diagnostic revenue is recognized.

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

Our general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, general legal activities and facilities-related expenses.

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

Stock Option Review

At the direction of our Board of Directors, we commenced an internal review into our historical stock option practices from the date of our initial public offering to the present under the stock option plans in effect during this period, including a review of the underlying option grant documentation and procedures. This internal review has been completed as of the date of this filing and is discussed below.

                In addition to this review, the Board of Directors conducted a review led by one of the independent members of the Board of the facts and circumstances surrounding a stock option grant in the first quarter of 2004 and a May 1, 2003 grant to employees. With the assistance of outside counsel, the review included interviews and a review of contemporaneous documents relevant to these grants. The availability of contemporaneous documents may have been limited to some extent by the fact that the grants occurred over two years ago. The review did not discover any evidence of intentional fraud or wrongdoing in connection with these option grants.

During our early history as a public company, we generally utilized meetings or unanimous written consents signed by all members of the applicable committee to approve multiple option grants, the effective dates of which preceded the date of the meeting or written consent. We have determined that the proper measurement date, for accounting purposes, may differ from the legal effective date. We also historically considered the effective date specified in the written consents as the accounting measurement date for determining stock-based compensation expense. However, we have concluded that in some instances the proper measurement date for accounting purposes may not be the effective date of the grant, if the terms of the stock option grant were not communicated to the optionee within a reasonable period of time after the grant was effective. In such instance, the measurement date may be such later date on which the terms were actually communicated.

Based on the results of the Company’s review of its historical stock option practices, including its underlying option grant documentation and procedures, the Company determined that the additional compensation expense resulting from revised measurement dates was not material for any period and has not been recorded. The following illustrates the effect on net loss per share had this compensation charge been reflected, as and when incurred, in our results of operations in prior years:

Net loss per share:	2005	2004	2003	2002	2001
As reported	$(0.78)	$(1.10)	$(0.43)	$(0.59)	$(0.50)
As adjusted	$(0.79)	$(1.10)	$(0.44)	$(0.60)	$(0.50)

Additionally, in connection with our acquisition of ACCESS Oncology, Inc., which was completed in February 2004, the Board of Directors considered during board meetings convened for the purpose of approving the acquisition the proposed stock option component that would be designated to the ACCESS management team. The disclosure of the stock option grant to one member of the ACCESS management team, Dr. Craig Henderson, in our proxy statements following the acquisition date, did not, however, agree with the final terms of the stock option grant as evidenced in Dr. Henderson’s employment agreement. Dr. Henderson’s stock options, 1,000,000 in total, carry an exercise price equal to the closing price of our common stock on the date immediately prior to the date of his employment, or February 5, 2004, according to the terms of his employment agreement. Dr. Henderson’s stock options have an exercise price of $9.25, and not the price of $4.59 we previously disclosed. This discrepancy did not have an accounting impact for the periods prior to the first quarter of fiscal 2006. For the first quarter of 2006, however, with the adoption of SFAS 123(R), the value attributed to Dr. Henderson’s stock options was incorrectly calculated, and as a result an additional compensation charge of $565,000 has been recorded in the three months ended June 30, 2006, to expense the additional compensation attributable to the incorrect calculation.

In addition, we have determined that the cumulative pretax stock-based compensation charge upon the adoption of SFAS 123(R), resulting from the change in grant date fair value of stock options granted, excluding Dr. Henderson’s stock option grant, is $117,000, which amount has been recorded in the three months ended June 30, 2006. Had this compensation charge together with Dr. Henderson’s been reflected, as and when incurred, in our results of operations in the first quarter of fiscal 2006, the impact on our net loss for the period would have been an increase in net loss of $0.02 per share. The impact is not material to our first or second quarter 2006 financials, and there is no impact on net cash used in operating activities as a result of the additional compensation charges.

RESULTS OF OPERATIONS

Three months ended June 30, 2006 and June 30, 2005

Diagnostic Revenue. Diagnostic revenue for the three months ended June 30, 2006 was $23,000 as compared to no diagnostic revenue for the three months ended June 30, 2005. Diagnostic revenue for the three months ended June 30, 2006 was a result of our acquisition of Accumin during the second quarter of 2006. We do not expect our diagnostic revenue to have a material impact on our financial results during the remainder of 2006.

Service Revenue. Service revenue increased by $98,000 to $224,000 for the three months ended June 30, 2006, as compared to service revenue of $126,000 for the three months ended June 30, 2005. The increase in service revenue was primarily due to the timing of services performed in accordance with our service contracts. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2006.

Cost of Diagnostics Sold Expense. Cost of diagnostics sold expense for the three months ended June 30, 2006 was $19,000 as compared to no cost of diagnostics sold expense for the three months ended June 30, 2005. Cost of diagnostics sold expense for the three months ended June 30, 2006 was a result of our acquisition of Accumin during the second quarter of 2006. We do not expect our cost of diagnostics sold expense to have a material impact on our financial results during the remainder of 2006.

Cost of Services Expense. Cost of services expense decreased by $63,000 to $98,000 for the three months ended June 30, 2006, as compared to an expense of $161,000 for the three months ended June 30, 2005. The decrease in cost of services was primarily due to a reduction in the amount of time necessary to service client contracts. We do not expect our cost of service expense to have a material impact on our financial results during the remainder of 2006.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option grants was $2,104,000 for the three months ended June 30, 2006, as compared to an expense of $137,000 for the three months ended June 30, 2005. The increase in non-cash compensation expenses was due primarily to the adoption of SFAS 123R on January 1, 2006, and the $620,000 charge relating to our review of historical stock option grants described above. In addition, expenses during the three months ended June 30, 2006, and June 30, 2005, of $86,000 and $137,000, respectively were due to the adjustment to fair market value of previously-issued options to consultants.

Other Research and Development Expenses. Other research and development expenses increased by $7,172,000 to $12,352,000 for the three months ended June 30, 2006, as compared to an expense of $5,180,000 for the three months ended June 30, 2005. The increase in other research and development expenses was due primarily to a $5,556,000 increase in expenses related to our Sulonex pivotal Phase III and Phase IV clinical program, and due to a $1,350,000 increase in expenses related to our other clinical compounds (including a $500,000 milestone expense relating to Zerenex).

We expect our other research and development costs to increase during the remainder of 2006 as a result of the pivotal Phase III and Phase IV clinical program for Sulonex and the expansion of the clinical program for KRX-0401, including the planned commencement of additional single agent and combination trials, as well as possible development programs for our other drug candidates.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense related to stock option grants and warrant issuances was $3,541,000 for the three months ended June 30, 2006, as compared to an expense of $168,000 for the three months ended June 30, 2005. The increase in non-compensation expenses was primarily associated with the adoption of SFAS 123R on January 1, 2006 and the $62,000 charge relating to our review of historical stock option grants described above. In addition, modifications made by the Board of Directors of the vesting and exercisability of certain grants during the second quarter resulted in expenses of $1,697,000 during the three months ended June 30, 2006. Additionally, expenses during the three months ended June 30, 2006, and June 30, 2005, of $194,000 and $57,000, respectively were due to the adjustment to fair market value of previously-issued options to consultants.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased by $1,161,000 to $1,860,000 for the three months ended June 30, 2006, as compared to an expense of $699,000 for the three months ended June 30, 2005. The increase in selling, general and administrative expenses was due primarily to an increase of $493,000 in legal expenses and due to $245,000 of sales and marketing expenses associated with Accumin, which was acquired in April 2006.

We expect our other selling, general and administrative costs to increase modestly over the remainder of 2006 primarily as a result of our clinical development programs.

Interest and Other Income, Net. Interest and other income, net, increased by $1,632,000 to $1,899,000 for the three months ended June 30, 2006, as compared to income of $267,000 for the three months ended June 30, 2005. The increase resulted from a higher level of invested funds due to the completion of a public offering that closed in July 2005, the registered direct offering that closed in March 2006, as well as due to the general increase in short-term market interest rates when compared to the comparable period last year.

Six months ended June 30, 2006 and June 30, 2005

Diagnostic Revenue. Diagnostic revenue for the six months ended June 30, 2006 was $23,000 as compared to no diagnostic revenue for the six months ended June 30, 2005. Diagnostic revenue for the six months ended June 30, 2006 was a result of our acquisition of Accumin during the second quarter of 2006. We do not expect our diagnostic revenue to have a material impact on our financial results during the remainder of 2006.

Service Revenue. Service revenue increased by $53,000 to $336,000 for the six months ended June 30, 2006, as compared to service revenue of $283,000 for the six months ended June 30, 2005. The increase in service revenue was primarily due to the timing of services performed in accordance with our service contracts. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2006.

Cost of Diagnostics Sold Expense. Cost of diagnostics sold expense for the six months ended June 30, 2006 was $19,000 as compared to no cost of diagnostics sold expense for the six months ended June 30, 2005. Cost of diagnostics sold expense for the six months ended June 30, 2006 was a result of our acquisition of Accumin during the second quarter of 2006. We do not expect our cost of diagnostics sold expense to have a material impact on our financial results during the remainder of 2006.

Cost of Services Expense. Cost of services expense decreased by $73,000 to $269,000 for the six months ended June 30, 2006, as compared to an expense of $342,000 for the six months ended June 30, 2005. The decrease in cost of services was primarily due to a reduction in the amount of time necessary to service client contracts. We do not expect our cost of service expense to have a material impact on our financial results during the remainder of 2006.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option grants was $4,828,000 for the six months ended June 30, 2006, as compared to an expense of $313,000 for the six months ended June 30, 2005. The increase in non-cash compensation expenses was due primarily to the adoption of SFAS 123R on January 1, 2006. In addition, expenses during the six months ended June 30, 2006, and June 30, 2005, of $336,000 and $228,000, respectively were due to the adjustment to fair market value of previously-issued options to consultants.

Other Research and Development Expenses. Other research and development expenses increased by $15,463,000 to $24,685,000 for the six months ended June 30, 2006, as compared to an expense of $9,222,000 for the six months ended June 30, 2005. The increase in other research and development expenses was due primarily to a $13,091,000 increase in expenses related to our Sulonex pivotal Phase III and Phase IV clinical program, and includes one-half, or $1,000,000, of a one-time bonus to our Chief Executive Officer pursuant to his employment agreement for the achievement of a corporate milestone, and due to a $2,175,000 increase in expenses related to our other clinical compounds (including a $500,000 milestone expense relating to Zerenex).

We expect our other research and development costs to increase during the remainder of 2006 as a result of the pivotal Phase III and Phase IV clinical program for Sulonex and the expansion of the clinical program for KRX-0401, including the planned commencement of additional single agent and combination trials, as well as possible development programs for our other drug candidates.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense related to stock option grants and warrant issuances was $6,358,000 for the six months ended June 30, 2006, as compared to an expense of $353,000 for the six months ended June 30, 2005. The increase in non-compensation expenses was associated with the adoption of SFAS 123R on January 1, 2006. In addition, modifications made by the Board of Directors of the vesting and exercisability of certain grants during the second quarter resulted in expenses of $1,697,000 during the three months ended June 30, 2006. Additionally, expenses during the six months ended June 30, 2006, and June 30, 2005, of $231,000 and $131,000, respectively were due to the adjustment to fair market value of previously-issued options to consultants.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased by $3,161,000 to $4,505,000 for the six months ended June 30, 2006, as compared to an expense of $1,344,000 for the six months ended June 30, 2005. The increase in selling, general and administrative expenses was due primarily to one-half, or $1,000,000, of a one-time bonus to our Chief Executive Officer for the achievement of a corporate milestone pursuant to his employment agreement. The compensation of our Chief Executive Officer is allocated equally between other research and development expenses and other general and administrative expenses to reflect the allocation of his responsibilities and activities for Keryx. The increase was also due to an increase of $677,000 in legal expenses, $470,000 of expenses incurred in the first quarter of 2006 related to the acquisition of Accumin, which closed on April 6, 2006, and $245,000 of sales and marketing expenses associated with Accumin.

We expect our other selling, general and administrative costs to increase modestly over the remainder of 2006 primarily as a result of our clinical development programs.

Interest and Other Income, Net. Interest and other income, net, increased by $2,374,000 to $2,881,000 for the six months ended June 30, 2006, as compared to income of $507,000 for the six months ended June 30, 2005. The increase resulted from a higher level of invested funds due to the completion of a public offering that closed in July 2005, the registered direct offering that closed in March 2006, as well as due to the general increase in short-term market interest rates when compared to the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through public offerings of our common stock, various private placement transactions, and option and warrant exercises. This includes net proceeds of $82.7 million from our March 2006 registered direct offering and $75.8 million from our July 2005 public offering.

As of June 30, 2006, we had $155.1 million in cash, cash equivalents, interest receivable, and short-term and long-term securities, an increase of $54.4 million from December 31, 2005. Cash used in operating activities for the six months ended June 30, 2006 was $27.9 million, as compared to $9.5 million for the six months ended June 30, 2005. This increase in cash used in operating activities was due primarily to increased expenditures associated with the execution of our business plan, including costs associated with our pivotal Phase III and Phase IV clinical program for Sulonex and the expansion of our other clinical programs. For the six months ended June 30, 2006, net cash used in investing activities of $43.3 million was primarily the result of the investment of a portion of the proceeds of our registered direct offering that closed in March 2006 in marketable securities. For the six months ended June 30, 2006, net cash provided by financing activities of $84.1 million was the result of our $82.7 million registered direct offering of our common stock completed in March 2006, and $1.4 million of proceeds from the exercise of options and warrants.

In March 2006, we completed a registered direct offering of 4,500,000 shares of our common stock to two institutional investors at $18.40 per share. We received approximately $82.7 million in proceeds, net of offering expenses of approximately $0.1 million.

We believe that our $155.1 million in cash, cash equivalents, interest receivable and investment securities as of June 30, 2006 will be sufficient to enable us to meet our planned operating needs and capital expenditures for at least the next 24 months. Additionally, we also believe that our cash position provides us with added flexibility in our in-licensing and product acquisition program to potentially strengthen our portfolio with additional clinical-stage drug candidates.

Our cash and cash equivalents and investment securities as of June 30, 2006 are invested in highly liquid investments such as cash, money market accounts and short-term and long-term U.S. corporate and government debt and auction note securities. As of June 30, 2006, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout 2006 will continue to be funded from existing cash, cash equivalents, and short-term marketable securities.

On December 30, 2005, we filed a shelf registration statement on Form S-3 with the SEC that was declared effective by the SEC on January 13, 2006. The registration statement provides for the offering of up to $150 million of our common stock. Subsequent to the registered direct offering that was completed in March 2006, there remains $67.2 million of our common stock available for sale on this shelf registration statement. We may offer these securities from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interest of the company and our stockholders. We believe that the availability to conduct such offerings enhances our ability to raise additional capital to finance our operations.

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

Accounting Related to the Valuation of Intangible Assets. In accounting for acquisitions, we allocate the purchase price to the fair value of the acquired tangible and intangible assets. This allocation requires us to make several significant judgments and estimates. For example, we estimated the value of the acquired intangible assets of Accumin utilizing the income approach, which requires us to make assumptions and estimates about, among other things:

•	revenue that is likely to result from the asset, including estimated selling price, estimated market share and year-over-year growth rates;

•	operating margin; and

•	sales and marketing and general and administrative expenses using historical and industry or other sources of market data;

The valuations are based on information that is available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by our management. No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected. For these reasons, among others, the actual results may vary from the projected results.

As of June 30, 2006, there was approximately $3.1 million of net goodwill and $0.6 million of net other intangible assets on our consolidated balance sheet. We amortize our identifiable intangible assets over their estimated economic lives, which is 12 years, the life of the patents, using the straight-line method.

Impairment. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

SFAS No. 142 requires periodic tests of goodwill for impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 requires goodwill be tested using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. We determine the implied fair value by discounting, to present value, the estimated future cash flow of the reporting unit, which includes various analyses, assumptions and estimates including discount rates, projected results and estimated cash flows.

We are required to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition specifically regarding cash flows that were used to determine the valuation of goodwill and intangibles. When we perform impairment tests in future years, the possibility exists that changes in forecasts and estimates from those used at the acquisition date could result in impairment charges.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt and auction note securities in accordance with our investment policy. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of June 30, 2006, our portfolio of financial instruments consists of cash equivalents and short-term and long-term interest bearing securities, including corporate debt, money market funds, government debt and auction note securities. The average duration of all of our held-to-maturity investments held as of June 30, 2006, was less than 12 months. Additionally, the re-pricing of our auction notes within thirty days allows these securities to function as short-term investments. Due to the short-term nature of our investments, we believe we have no material exposure to interest rate risk arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Review of Stock Option Granting Practices

At the direction of our Board of Directors, we commenced an internal review into our historical stock option practices from the date of our initial public offering to the present under the stock option plans in effect during this period, including a review of the underlying option grant documentation and procedures. This internal review has been completed as of the date of this filing and is discussed elsewhere in this report.  Our review of stock option grant procedures concluded that there were historical documentation problems.

In addition to this review, the Board of Directors conducted a review led by one of the independent members of the Board of the facts and circumstances surrounding a stock option grant in the first quarter of 2004 and a May 1, 2003 grant to employees. With the assistance of outside counsel, the review included interviews and a review of contemporaneous documents relevant to these grants. The availability of contemporaneous documents may have been limited to some extent by the fact that the grants occurred over two years ago. The review did not discover any evidence of intentional fraud or wrongdoing in connection with these option grants.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, which took into account the matters discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

We have identified historical deficiencies in our controls relating to stock option plan administration and accounting for and disclosure of stock option grants from the period beginning at our initial public offering through the beginning of 2004. While the issues encountered in early periods no longer exist, in the second half of 2006 we intend to take the following actions to strengthen our controls in this area, including:

▪	Improve communication between our legal counsel and our finance department relating to stock option grants and administrative practices, including related documentation requirements;
▪
Improve training and education designed to ensure that all relevant personnel involved in the administration of stock option grants understand the terms of our stock option plans and the relevant accounting guidance under generally accepted accounting principles for stock options and other share-based payments; and

▪	Add additional personnel with accounting experience in the area of compensation generally.

In addition, on August 7, 2006, the Board of Directors took action to further strengthen our controls by establishing the following policies relating to stock option grants:

▪	All stock option grants to employees are to be made by the Compensation Committee or the Board of Directors, and no authority to grant stock options is delegated to management;
▪
All stock option grants to newly hired, promoted or special recognition employees are to be made at the next meeting of the Compensation Committee or Board of Directors immediately following the date of their hiring, promotion or recognition;

▪	All other stock option grants are to be made one time each year, at the meeting of the Compensation Committee or Board of Directors held during the fourth fiscal quarter; and
▪
The exercise price of all employee stock options is to be equal to the closing price of the Company's common stock, as reported by The Nasdaq Stock Market, on the date of grant by the Compensation Committee or Board of Directors.

Internal Control Over Financial Reporting

Except as described above, there were no significant changes in our internal control over financial reporting that occurred during the Company's quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.

In July 2003, Keryx (Israel) Ltd., one of our Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord.  On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement.  In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of our Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, our Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx.  The amount demanded by the landlord totals 4,345,313 New Israeli Shekels or approximately $973,000 and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement.  We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord’s complaint.  In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord’s complaint.  Generally, each answer challenges the merits of the landlord’s cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer and a hearing date has been set by the Circuit Court of Jerusalem. A hearing on a motion by Keryx Biopharmaceuticals, Inc. to vacate service of process outside of Israel and dismiss the lawsuit was held in June 2006, but the Circuit Court of Jerusalem has not ruled with respect to the motion at this time. To date, we have not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of the charge, if any.

In April 2006, we acquired the assets of the diagnostics business of AusAm Biotechnologies, Inc., a debtor in a pending Chapter 11 proceeding, in a court-approved transaction.  Subsequent to the closing, disputes arose between the debtor and Keryx relating to the determination of the purchase consideration under the acquisition agreement. On July 31, 2006, the debtor filed a motion purporting to seek to enforce the terms of the acquisition agreement and alleging damages in the amount of $818,145. (In re:  AusAm Biotechnologies, Inc., Chapter 11 Case No. 06-10214 (RDD) (Bankr. S.D.N.Y.)).   We intend to defend this action vigorously and do not believe that it will have a material adverse effect on Keryx.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2006, we had an accumulated deficit of approximately $151.9 million. As we expand our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

We have not yet commercialized any of our drug candidates and cannot be sure we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates.

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

In addition, conducting multi-national studies adds another level of complexity and risk as we are subject to events affecting countries outside the U.S. For instance, we have clinical trial sites for both our Phase III and Phase IV clinical trials in Israel. If the conflict in Israel continues and/or expands and these sites are unable to recruit additional patients or are unable to follow patients already enrolled in these trials, this may affect our timelines for completion of these trials.

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

As of August 2, 2006, we had 40 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. In addition, although we have an employment agreement with Mr. Weiss, this agreement does not prevent him from terminating his employment with us.

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

The use of our drug candidates in clinical trials, the future sale of any approved drug candidates and new technologies, and the sale of Accumin, exposes us to liability claims. Although we are not aware of any historical or anticipated product liability claims against us, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to cease clinical trials of our drug candidates or limit commercialization of any approved products.

We believe that we have obtained sufficient product liability insurance coverage for our clinical trials and the sale of Accumin. We intend to expand our insurance coverage to include the commercial sale of any approved products if marketing approval is obtained; however, insurance coverage is becoming increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. We may not be able to obtain additional insurance coverage that will be adequate to cover product liability risks that may arise. Regardless of merit or eventual outcome, product liability claims may result in:

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 40 full and part-time employees. We also have significantly fewer employees than many other companies that have a product candidate in late-stage clinical development, and we rely heavily on third parties to conduct many important functions. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our stock option granting practices were the subject of a comprehensive review including one conducted by an independent director.  The Securities and Exchange Commission or other legal or regulatory body could initiate an inquiry into our stock option practices, which could require significant attention by management and could result in significant legal expenses.

At the direction of our Board of Directors, we commenced an internal review into our historical stock option practices from the date of our initial public offering to the present under the stock option plans in effect during this period, including a review of the underlying option grant documentation and procedures. This internal review has been completed as of the date of this filing and is discussed elsewhere in this report. Certain historical documentation and procedural deficiencies were noted. We have determined that the compensation expense adjustments resulting from those deficiencies are immaterial, however there can be no assurance that the Securities and Exchange Commission or any other regulatory body would agree with this finding.

In addition to this review, the Board of Directors conducted a review led by one of the independent members of the Board of the facts and circumstances surrounding a stock option grant in the first quarter of 2004 and a May 1, 2003 grant to employees.  The review did not discover any evidence of intentional fraud or wrongdoing in connection with these option grants, howerver, there can be no assurance that the SEC or another regulatory body would agree with this finding.  As of the date of this filing, we have not been contacted by the Securities and Exchange Commission or any other regulatory body or by The Nasdaq Stock Market regarding our stock option practices.  We cannot, however, provide any assurance that we will not be the subject of such an inquiry, or other legal or regulatory action.  If that occurs, it could result in the need to devote a significant amount of management’s time in responding to such an inquiry and could also result in significant legal expenses, regulatory fines or penalties or other contingent liabilities.

Our current cash, cash equivalents and investment securities may not be adequate to support our operations for the next 24 months as we have estimated.

We believe that our $155.1 million in cash, cash equivalents, interest receivable and investment securities as of June 30, 2006 will be sufficient to enable us to meet our planned operating needs and capital expenditures for at least the next 24 months. Our forecast of the period of time through which our cash, cash equivalents, interest receivable and investment securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

In July 2003, our Israeli subsidiary vacated its Jerusalem facility, after giving advance notice to the landlord. On May 1, 2005, the landlord of the Jerusalem facility filed suit in Israel claiming that we were liable as a result of the alleged breach of the lease agreement by our subsidiary. The amount demanded by the landlord totals 4,345,313 New Israeli Shekels or approximately $973,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord’s complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord’s complaint. Generally, each answer challenges the merits of the landlord’s cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have also filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer and a hearing date has been set by the Circuit Court of Jerusalem. A hearing on a motion by Keryx Biopharmaceuticals, Inc. to vacate service of process outside of Israel and dismiss the lawsuit was held in June 2006, but the Circuit Court of Jerusalem has not ruled with respect to the motion at this time. To date, we have not yet recorded a charge to reflect any potential liability associated with this lawsuit as it is too early to accurately estimate the amount of the charge, if any.

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

We are party to a motion filed by AusAm Biotechnologies, Inc. in Bankruptcy Court that may result in us making an additional payment to AusAm Biotechnologies, Inc.

We acquired the assets of the diagnostics business of AusAm Biotechnologies, Inc., a debtor in a pending Chapter 11 bankruptcy proceedings, in a court-approved transaction.  Subsequent to the closing, disputes arose between the debtor and Keryx relating to the determination of the purchase consideration under the acquisition agreement. On July 31, 2006, the debtor filed a motion purporting to seek to enforce the terms of the acquisition agreement and alleging damages in the amount of $818,145.

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

As of June 30, 2006, our executive officers and directors (including their affiliates) beneficially owned, in the aggregate, approximately 18.06% of our outstanding common stock, including, for this purpose, currently exercisable options and warrants held by our executive officers and directors. As a result, these persons, acting together, may have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, acting together, may have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership may depress the market price of our common stock.

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

As of June 30, 2006, our executive officers and directors, beneficially own, in the aggregate, approximately 18.06% of our common stock, including currently exercisable warrants and options held by them. If some or all of them should decide to sell a substantial number of their holdings, it could have a material adverse effect on the market for our common stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 2006, we held our annual meeting of stockholders. The only matters before the stockholders were the election of directors and the ratification of auditors. At the meeting, I. Craig Henderson, Malcolm Hoenlein, Eric Rose, Lindsay Rosenwald, Jonathan Spicehandler, and Michael S. Weiss were re-elected to our board of directors.

The vote with respect to each nominee is set forth below:

Nominee	Total Votes For	Total Votes Withheld
Michael S. Weiss	34,204,163	2,492,339
I. Craig Henderson, M.D.	36,347,670	348,832
Malcolm Hoenlein	36,652,180	44,322
Eric Rose, M.D.	36,652,180	44,322
Lindsay A. Rosenwald, M.D.	36,653,333	43,169
Jonathan Spicehandler, M.D.	36,651,723	44,779

The vote with respect to the ratification of the appointment of KPMG LLP as our independent registered accounting firm is as follows:

Total Votes For	Total Votes Against	Abstention and Broker Non-Votes
36,435,920	191,932	68,650

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

10.1	Amendment to the Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan dated April 11, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: August 8, 2006	By:	/s/ Ronald C. Renaud, Jr
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.1	Amendment to the Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan dated April 11, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.