Form 10-Q
period 2006-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2006-11-08
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
ྑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There were 43,183,871 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 2, 2006.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

•
expectations for the development, manufacturing, approval, and commercialization of SulonexTM, ZerenexTM, KRX-0401, and our additional product candidates or any other products we may acquire or in-license;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Balance Sheets as of September 30, 2006, and December 31, 2005

(in thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005*
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$67,910	$68,175
Short-term investment securities	60,853	18,272
Accrued interest receivable	486	336
Other receivables, inventory and prepaid expenses	3,711	3,200
Total current assets	132,960	89,983
Long-term investment securities	11,887	13,950
Property, plant and equipment, net	5,257	1,004
Goodwill	3,112	--
Other assets (primarily intangible assets), net	973	160
Total assets	$154,189	$105,097

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$8,399	$5,054
Accrued compensation and related liabilities	592	936
Deferred revenue	116	103
Total current liabilities	9,107	6,093
Contingent equity rights	4,004	4,004
Other liabilities	285	322
Total liabilities	13,396	10,419
Stockholders’ equity
Common stock, $0.001 par value per share (60,000,000 and 60,000,000 shares authorized, 43,239,971 and 37,831,896 shares issued, 43,183,871 and 37,775,796 shares outstanding at September 30, 2006, and December 31, 2005, respectively)	43	38
Additional paid-in capital	310,704	209,177
Treasury stock, at cost, 56,100 shares at September 30, 2006, and December 31, 2005, respectively	(89)	(89)
Deficit accumulated during the development stage	(169,865)	(114,448)
Total stockholders’ equity	140,793	94,678
Total liabilities and stockholders’ equity	$154,189	$105,097

The accompanying notes are an integral part of the consolidated financial statements.

* Condensed from audited financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Operations for the
Three and Nine months Ended September 30, 2006 and 2005

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Amounts accumulated during the development
	2006	2005	2006	2005	stage

Revenue:
Diagnostic revenue	$35	$—	$58	$—	$58
Service revenue	39	82	375	365	1,758
Management fees from related party	—	—	—	—	300
Total revenue	74	82	433	365	2,116

Operating expenses:
Cost of diagnostics sold	50	—	69	—	69
Cost of services	29	197	298	539	1,952

Research and development:
Non-cash compensation	1,378	226	6,206	539	13,940
Non-cash acquired in-process research and development	—	—	—	—	18,800
Other research and development	14,950	6,501	39,635	15,723	103,529
Total research and development	16,328	6,727	45,841	16,262	136,269

Selling, general and administrative:
Non-cash compensation	1,481	258	7,839	611	13,280
Other selling, general and administrative	2,041	671	6,546	2,015	31,632
Total selling, general and administrative	3,522	929	14,385	2,626	44,912

Total operating expenses	19,929	7,853	60,593	19,427	183,202

Operating loss	(19,855)	(7,771)	(60,160)	(19,062)	(181,086)

Interest and other income, net	1,862	823	4,743	1,330	11,712
Net loss before income taxes	(17,993)	(6,948)	(55,417)	(17,732)	(169,374)

Income taxes	—	—	—	—	491
Net loss	$(17,993)	$(6,948)	$(55,417)	$(17,732)	$(169,865)

Basic and diluted loss per common share	$(0.42)	$(0.19)	$(1.34)	$(0.53)	$(8.56)

Weighted average shares used in computing basic and diluted net loss per common share	43,177,962	36,721,122	41,474,449	33,261,801	19,851,358

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2006 and 2005

(in thousands)

	Nine months ended September 30,		Amounts accumulated during the development stage
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(55,417)	$(17,732)	$(169,865)
Adjustments to reconcile cash flows used in operating activities:
Acquired in-process research and development	—	—	18,800
Stock compensation expense	14,045	1,150	27,220
Issuance of common stock to technology licensor	—	—	359
Interest on convertible notes settled through issuance of preferred shares	—	—	253
Depreciation and amortization	171	136	2,782
Loss on disposal of property, plant and equipment	—	2	172
Impairment charges	—	—	2,482
Exchange rate differences	—	—	94
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) in other receivables, inventory and prepaid expenses	(404)	(1,103)	(3,233)
(Increase) in accrued interest receivable	(150)	(36)	(486)
(Increase) in security deposits	(255)	—	(263)
Increase in accounts payable and accrued expenses	3,002	1,948	6,743
(Decrease) in accrued compensation and related liabilities	(367)	(712)	(3)
Increase (decrease) increase in other liabilities	(37)	235	130
Increase (decrease) in deferred revenue	13	8	(340)
Net cash used in operating activities	(39,399)	(16,104)	(115,155)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(4,326)	(682)	(9,717)
Proceeds from disposals of property, plant and equipment	—	1	425
(Increase) in note and accrued interest receivable from related party	—	—	(356)
Payments of transaction costs	(231)	—	(231)
Decrease (increase) in other assets	27	(4)	(1,192)
Investment in held-to-maturity short-term securities	(4,049)	(1,109)	(48,882)
Proceeds from maturity of held-to-maturity short-term securities	6,573	15,039	50,319
Investment in available-for-sale short-term securities	(36,375)	(25)	(56,100)
Proceeds from sale of available-for-sale short-term securities	5,225	—	14,900
Investment in held-to-maturity long-term securities	(11,896)	(16,753)	(33,166)
Proceeds from maturity of held-to-maturity long-term securities	4	158	189
Net cash used in investing activities	(45,048)	(3,375)	(83,811)

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Interim Unaudited Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2006 and 2005
(continued)

(in thousands)

	Nine months ended September 30,		Amounts accumulated during the development stage
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	$—	$—	$500
Proceeds from long-term loans	—	—	3,251
Payment of assumed notes payable and accrued interest in connection with the ACCESS Oncology acquisition	—	—	(6,322)
Issuance of convertible note, net	—	—	2,150
Issuance of preferred shares, net	—	—	8,453
Receipts on account of shares previously issued	—	—	7
Proceeds from initial public offering, net	—	—	46,298
Proceeds from subsequent public offerings, net	82,696	75,843	158,486
Proceeds from private placements, net	—	—	45,795
Proceeds from exercise of options and warrants	1,481	1,157	8,342
Purchase of treasury stock	—	—	(89)

Net cash provided by financing activities	84,177	77,000	266,871

Cash acquired in acquisition	5	—	99
Effect of exchange rate on cash	—	—	(94)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(265)	57,521	67,910

Cash and cash equivalents at beginning of year	68,175	29,699	--

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,910	$87,220	$67,910

NON - CASH TRANSACTIONS
Issuance of common stock in connection with acquisition	$3,310	$—	$9,635
Issuance of contingent equity rights in connection with acquisition	—	—	4,004
Assumption of liabilities in connection with acquisition	347	—	9,070
Conversion of short-term loans into contributed capital	—	—	500
Conversion of long-term loans into contributed capital	—	—	2,681
Conversion of long-term loans into convertible notes of Partec	—	—	570
Conversion of convertible notes of Partec and accrued interest into stock in Keryx	—	—	2,973
Issuance of warrants to related party as finder’s fee in private placement	—	—	114
Declaration of stock dividend	—	—	3

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$1,166
Cash paid for income taxes	$—	$—	$432

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements as of September 30, 2006 (unaudited)

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

The Company owns a 100% interest in each of ACCESS Oncology, Inc., Neryx Biopharmaceuticals, Inc., and Accumin Diagnostics, Inc., all U.S. corporations incorporated in the State of Delaware, and Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd., each organized in Israel. In 2003, the Company’s subsidiaries in Israel ceased operations and are currently in the process of being closed down. Most of the Company's biopharmaceutical development and substantially all of its administrative operations during the nine months ended September 30, 2006, and 2005, were conducted in the United States of America.

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

The accompanying unaudited interim consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The Company adopted SFAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the three and nine months ended September 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”), and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated.

Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosures required under SFAS 123 for periods prior to 2006, the Company accounted for forfeitures as they occurred. Upon adoption of SFAS 123R, the Company elected to use the Black-Scholes model to value share-based payments granted to employees subsequent to January 1, 2006 and elected to attribute the value of stock-based compensation to expense using the straight-line single option method. These methods were previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 3 - Stockholders' Equity.

The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value method prescribed by the provisions of Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”).

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants exercisable as of September 30, 2006, and 2005, which are not included in the computation of net loss per share amounts, were 6,676,748 and 4,587,096, respectively.

PATENTS

Through March 31, 2006, the Company classified its patent expenses in other research and development. Effective April 1, 2006, the Company has classified its patent expenses in other general and administrative. The results of prior periods have not been reclassified because they were not significant.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Staff of the SEC provided guidance in Staff Accounting Bulletin No. 108 (“SAB 108”) on the need to consider the effects of prior year misstatements in quantifying the materiality of current year misstatements. According to SAB 108, a registrant must consider both the current year effect of an accounting error as well as the earnings effect of adjusting the balance sheet for related previous errors that might individually have been immaterial but that would be material to the current year’s earnings if corrected on a catch-up basis. SAB 108 permits adjustment for the cumulative effect of errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 further requires the adjustment of any prior quarterly financial statements within the year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require reports previously filed with the SEC to be amended. SAB 108 is effective for annual financial statements covering fiscal years ending after November 15, 2006 for those registrants electing not to restate prior periods. The Company is evaluating the potential effects SAB 108 may have on its consolidated financial statements or results of operations, but no material consequence is expected.

The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), in September 2006. The new standard provides guidance on the definition of and how to measure fair value and what sources of information are to be used in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. The pronouncement, including the new disclosures, is effective for the Company as of the first quarter of 2008. The Company is evaluating the potential impact of the new standard; however, the Company does not expect the adoption of this standard will have a material effect on its consolidated financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

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

b. The 2000 Stock Option Plan was adopted in June 2000. Under the 2000 Stock Option Plan the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, consultants and employees. The 2000 plan authorizes grants to purchase up to 4,455,000 shares of authorized but unissued common stock. The plan limits the term of each option, to no more than 10 years from the date of the grant, unless authorized by the board. As of September 30, 2006, up to 52,318 additional shares may be issued under the 2000 Stock Option Plan.

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

d. The 2002 CEO Incentive Stock Option Plan was adopted in December 2002. Under the 2002 CEO Incentive Stock Option Plan the Company’s board of directors granted an option to the newly-appointed Chief Executive Officer of the Company to purchase up to 2,002,657 shares of authorized but unissued common stock. The option has a term of 10 years from the date of the grant. The option granted to the newly appointed Chief Executive Officer was part of a total grant of options issued pursuant to the 1999 Stock Option Plan, the 2000 Stock Option Plan and the 2002 CEO Incentive Stock Option Plan, to purchase a total of 4,050,000 shares of the Company’s common stock. As of September 30, 2006, all of the options granted under the 2002 CEO Incentive Stock Option Plan have vested. In the event of a merger, acquisition or other change of control or in the event that the Company terminates the Chief Executive Officer’s employment, either without cause or as a result of his death or disability, or he terminates his employment for good reason, the time period during which he shall be allowed to exercise such options shall be extended to the shorter of two years from the date of the termination of his employment or December 24, 2012. No additional shares of our common stock may be issued under the 2002 CEO Incentive Stock Option Plan.

e. The 2004 President Incentive Stock Option Plan was adopted in February 2004. Under the 2004 President Incentive Stock Option Plan the Company’s board of directors granted an option to the newly-appointed President of the Company to purchase up to 1,000,000 shares of authorized but unissued common stock. The option has a term of 10 years from the date of the grant. The option granted to the newly appointed President was made pursuant to an employment agreement following the acquisition of ACCESS Oncology in February 2004. Of these options, 166,667 vest over a three-year period and 833,333 vest upon the earlier of the achievement of certain performance-based milestones or February 5, 2011. As of September 30, 2006, 472,222 options have vested under this plan. In addition, in the event of a merger, acquisition or other change of control or in the event that the Company terminates the President’s employment, either without cause or as a result of his death or disability, or he terminates his employment for good reason, the exercisability of any of the options described in this paragraph that are unexercisable at the time of such event or termination shall accelerate and the time period during which he shall be allowed to exercise such options shall be extended to the shorter of two years from the date of the termination of his employment or February 5, 2014. Additionally, the Company’s board of directors shall have the discretion to accelerate all or a portion of these options at any time. No additional shares of our common stock may be issued under the 2004 President Incentive Stock Option Plan.

f. The 2004 Long-Term Incentive Plan was adopted in June 2004 by our stockholders. Under the 2004 Long-Term Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, consultants and employees. The 2004 plan authorizes grants to purchase up to 4,000,000 shares of authorized but unissued common stock. The plan limits the term of each option, to no more than 10 years from the date of their grant. As of September 30, 2006, up to an additional 607,040 shares may be issued under the 2004 Long-Term Incentive Plan.

g. The 2006 CFO Incentive Plan was adopted in February 2006. Under the 2006 CFO Incentive Plan the Company’s board of directors granted an option to the newly-appointed Chief Financial Officer of the Company to purchase up to 500,000 shares of authorized but unissued common stock. The option has a term of 10 years from the date of the grant. The option granted to the newly appointed Chief Financial Officer was made pursuant to an employment agreement. Of these options, 55,556 vest on the one-year anniversary of employment and 13,889 vest every three months following the one-year anniversary of employment until the 36th month of employment; and 333,333 vest after seven years, provided that the newly appointed Chief Financial Officer remains employed by the Company on such date. The 333,333 stock options may vest earlier upon the achievement of certain milestones, of which 111,111 have vested as of September 30, 2006. No additional shares of our common stock may be issued under the 2006 CFO Incentive Plan.

The following table summarizes activity for the Company’s stock option plans during the nine months ended September 30, 2006:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2006	8,024,652	$4.46	7.2	$119,097,000
Granted	3,268,960	14.22
Exercised	(547,405)	2.71
Forfeited and expired	(101,496)	2.70
Outstanding at September 30, 2006	10,644,711	7.56	7.7	45,423,000
Vested and expected to vest at September 30, 2006	10,601,812	7.53	7.7	45,547,000
Exercisable at September 30, 2006	6,354,772	3.74	7.0	51,432,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing common stock price of $11.83 on September 29, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. Upon the exercise of outstanding options, the Company intends to issue new shares.

As of September 30, 2006, there were 100,000 shares of restricted stock outstanding. All 100,000 shares were granted to the Company’s newly-appointed Chief Financial Officer on February 14, 2006, at a grant-date fair value of $15.30 per share. 50,000 of the restricted shares will vest in three equal installments on the first, second and third anniversary of the grant date. For the remaining 50,000 restricted shares, vesting is contingent upon meeting a certain performance goal. For the nine months ended September 30, 2006, the Company has recorded $318,000 of expense associated with the restricted stock.

Stock-based Compensation

The Company incurred additional non-cash compensation expense during the three and nine months ended September 30, 2006, of $106,000, relating to a previous grant made to a former director.  The Company incurred additional non-cash compensation expense during the nine months ended September 30, 2006, of $1,697,000, relating to previous grants made to a former officer and two additional former directors.  The Board of Directors agreed to modify their option agreements such that their vesting and exercisability has been extended beyond the terms of their original agreements.

The application of SFAS 123R had the following effect on reported amounts, for the three and nine months ended September 30, 2006, relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Three months ended	Nine months ended
(in thousands, except per share amounts)	September 30, 2006	September 30, 2006

Net loss, using previous accounting method	$(15,447)	$(44,079)
Basic and diluted loss per ordinary share, using previous method	(0.36)	(1.06)

Impact of the adoption of SFAS No. 123R	(2,546)	(11,338)
Net loss, as reported	(17,993)	(55,417)
Basic and diluted loss per ordinary share, as reported	$(0.42)	$(1.34)

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

The weighted average fair market value of options granted during the three months ended September 30, 2006, as of the date of the grant, was $6.98.  The assumptions used in the calculation of the fair value of options granted during the three months ended September 30, 2006 were a weighted average expected term of 3.4 years, a weighted average expected volatility rate of 76.77% and a weighted average risk-free interest rate of 4.70%. The weighted average fair market value of options and restricted stock granted during the nine months ended September 30, 2006, as of the date of the grant, was $7.81 and $15.30, respectively.  The assumptions used in the calculation of the fair value of options granted during the nine months ended September 30, 2006 were a weighted average expected term of 3.0 years, a weighted average expected volatility rate of 79.10% and a weighted average risk-free interest rate of 4.76%.  The Company used historical information to estimate forfeitures within the valuation model. As of September 30, 2006, there was $31.4 million of total unrecognized compensation cost, related to nonvested stock options and restricted stock, which is expected to be recognized over a weighted-average period of 2.8 years.

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options for employees and non-employee directors. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS 123, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” (“SFAS 148”). As compensation expense was disclosed but not recognized in periods prior to January 1, 2006, no cumulative adjustment for forfeitures was recorded in 2006. The following is a pro forma unaudited presentation illustrating the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior three- and nine-month period ended September 30, 2005:

	Three months ended	Nine months ended
(in thousands, except per share amounts)	September 30, 2005	September 30, 2005

Net loss, as reported	$(6,948)	$(17,732)
Add: Stock-based compensation expense to employees and directors determined under the intrinsic value-based method, as included in reported net loss	111	334
Deduct: Stock-based compensation expense to employees and directors determined under fair value based method	(931)	(2,853)
Pro forma net loss	$(7,768)	$(20,251)

Basic and diluted loss per common share:
As reported	$(0.19)	$(0.53)
Pro forma	$(0.21)	$(0.61)

The value of these options had been estimated using the Black-Scholes model. The weighted average fair market value of options granted during the three and nine months ended September 30, 2005, as of the date of the grant, was $9.68 and $7.84, respectively.  The assumptions used in the calculation of the fair value of options granted during the three and nine months ended September 30, 2005 were a weighted average expected term of 5.0 years and 4.92 years, respectively, a weighted average expected volatility rate of 82.47% and 84.88%, respectively, and a weighted average risk-free interest rate of 3.91% and 3.72%, respectively.

NOTE 4 - BONUS TO OFFICER

Pursuant to his employment agreement, the Chief Executive Officer of the Company was entitled to receive a one-time $2 million cash bonus due to the achievement of a corporate milestone that occurred, and was expensed, in the first quarter of 2006 and paid in the second quarter of 2006. Of this amount, $1,000,000 was included in other research and development expenses and $1,000,000 was included in other selling, general and administrative expenses for the nine months ended September 30, 2006.

NOTE 5 - ACCUMIN TRANSACTION

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

The purchase price of Accumin was $3,907,000, which included the issuance of 245,024 shares of the Company’s common stock, the assumption of certain liabilities of AusAm equal to approximately $347,000 and transaction costs of approximately $250,000. ADI also entered into a royalty arrangement under which ADI may be required to pay up to a maximum of $16.1 million to AusAm. Keryx filed a registration statement on Form S-3 with the SEC on April 6, 2006 with respect to the shares issued to AusAm which was declared effective on June 23, 2006 (the “Effective Date”). At closing, 300,000 shares were issued to AusAm by Keryx, but were held in escrow until the Effective Date. On the Effective Date, 245,024 shares were released from escrow to AusAm.

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

The following represents the purchase price for Accumin:

(in thousands, except share and per share amounts)

Assumed liabilities		$347
Number of shares of Keryx common stock issued	245,024
Multiplied by Keryx’s average closing bid price per share as quoted on NASDAQ over a period of 5 trading days (2 days prior to the Effective Date, the Effective Date, and 2 days after the Effective Date)	$13.51	3,310
Other transaction costs		250
Total purchase price		$3,907

The excess of the purchase price over the net assets acquired represented goodwill of approximately $3,112,000, which has been allocated to our Products segment, which is expected to benefit from the synergies of the Accumin acquisition.

The above estimated purchase price has been preliminarily allocated based on an estimate of the fair value of net assets acquired. The final valuation of net assets is expected to be completed as soon as possible but no later than one year from the acquisition date. To the extent that these estimated amounts need to be adjusted, the Company will do so.

(in thousands)

Allocation of purchase price:
Tangible assets acquired	$139
Amortizable intangibles (over 12 years - patent life)	656
Goodwill	3,112
Purchase price	$3,907

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

NOTE 6 - SEGMENT INFORMATION

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

Segment information for the three and nine month periods were as follows:

	Revenue
	Three months ended September 30,		Nine months ended September 30,		Amounts accumulated during the development
(in thousands)	2006	2005	2006	2005	Stage

Diagnostics	$35	$—	$58	$—	$58
Services	39	82	375	365	1,758
Products	—	—	—	—	—
Total	$74	$82	$433	$365	$1,816

	Operating loss
	Three months ended September 30,		Nine months ended September 30,		Amounts accumulated during the development
(in thousands)	2006	2005	2006	2005	Stage

Diagnostics	$(348)	$—	$(762)	$—	$(762)
Services	10	(115)	77	(174)	(194)
Products	(19,517)	(7,656)	(59,475)	(18,888)	(180,130)
Total	$(19,855)	$(7,771)	$(60,160)	$(19,062)	$(181,086)

A reconciliation of the totals reported for the operating segments to the consolidated total net loss is as follows:

	Net loss
	Three months ended September 30,		Nine months ended September 30,		Amounts accumulated during the development
(in thousands)	2006	2005	2006	2005	Stage

Operating loss of reportable segments	$(19,855)	$(7,771)	$(60,160)	$(19,062)	$(181,086)
Interest and other income	1,862	823	4,743	1,330	11,712
Income taxes	—	—	—	—	(491)
Consolidated net loss	$(17,993)	$(6,948)	$(55,417)	$(17,732)	$(169,865)

All long-lived assets, other than the acquired intangibles for Accumin and other immaterial assets, reside in the Products segment.

The excess of the purchase price over the net assets acquired in the Accumin transaction represented goodwill of approximately $3,112,000, which has been allocated to our Products segment, which is expected to benefit from the synergies of the acquisition. The carrying amount of goodwill by reportable segment as of September 30, 2006 and December 31, 2005 was as follows:

	Goodwill
(in thousands)	September 30, 2006	December 31, 2005

Diagnostics	—	—
Services	—	—
Products	$3,112	—
Total	$3,112	—

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

The table below summarizes the status of our product pipeline.

Product candidate	Target indication	Development status
Endocrine/Renal
Sulonex™	Diabetic nephropathy	Phase III & Phase IV
Zerenex™	Hyperphosphatemia in patients with end-stage renal disease	Phase II
Oncology
KRX-0401	Multiple forms of cancer	Phase II
KRX-0402	Brain cancer	Phase II
KRX-0601	Multiple forms of cancer	Phase II
KRX-0404	Multiple forms of cancer	Pre-clinical
Neurology
KRX-0501	Neurological disorders	Pre-clinical

Recent Developments

Sulonex: Meeting of Independent Data Safety Monitoring Committee

The Independent Data Safety Monitoring Committee, or DSMC, responsible for monitoring Sulonex in the Phase III microalbuminuria and Phase IV macroalbuminuria studies recently met. Following a review of the blinded and unblinded data from both studies, the DSMC concluded that it saw no cogent reason to recommend alteration or termination of either trial. The DSMC raised no safety concerns regarding Sulonex or the trials.

KRX-0601 (7-hydroxystaurosporine)

In September 2006, we entered into an exclusive license agreement with Kyowa Hakko Kogyo Co., Ltd. of Tokyo, Japan (“Kyowa”), for the worldwide development and commercialization rights, excluding Japan, to KRX-0601 (7-hydroxystaurosporine), formerly referred to as UCN-01. KRX-0601 is a novel multi-kinase inhibitor for the treatment of cancer which, in pre-clinical models, has demonstrated a synergistic effect with agents inhibiting the PI3K pathway, including KRX-0401. KRX-0601 is currently in several Phase II clinical trials both as a single agent and in combination with other anticancer agents which are being conducted under the direction and sponsorship of the National Cancer Institute. In accordance with the terms of the license agreement, Keryx made an up-front payment to Kyowa and will make milestone payments as well as pay royalties on product sales, if any. KRX-0601 is an anticancer drug that belongs to the family of drugs called staurosporine analogs which have demonstrated an ability to inhibit multiple kinases involved in cell-cycle progression and apoptosis, including Chk-1 and PDK1. In pre-clinical studies, KRX-0601 has demonstrated synergistic effect with DNA-damaging agents including chemotherapy and radiation therapy. In-vitro, KRX-0601 has been shown to be synergistic with agents affecting the PI3-K pathway including KRX-0401 and mTOR inhibitors. In clinical trials, as reported by investigators at the National Cancer Institute, durable single-agent responses have been seen in patients with anaplastic large-cell lymphoma.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2006 and September 30, 2005

Diagnostic Revenue. Diagnostic revenue for the three months ended September 30, 2006 was $35,000 as compared to no diagnostic revenue for the three months ended September 30, 2005. Diagnostic revenue for the three months ended September 30, 2006 was a result of our acquisition of Accumin during the second quarter of 2006. We do not expect our diagnostic revenue to have a material impact on our financial results during the remainder of 2006.

Service Revenue. Service revenue decreased by $43,000 to $39,000 for the three months ended September 30, 2006, as compared to service revenue of $82,000 for the three months ended September 30, 2005. The decrease in service revenue was primarily due to the timing of services performed in accordance with our service contracts. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2006.

Cost of Diagnostics Sold Expense. Cost of diagnostics sold expense for the three months ended September 30, 2006 was $50,000 as compared to no cost of diagnostics sold expense for the three months ended September 30, 2005. Cost of diagnostics sold expense for the three months ended September 30, 2006 was a result of our acquisition of Accumin during the second quarter of 2006. We do not expect our cost of diagnostics sold expense to have a material impact on our financial results during the remainder of 2006.

Cost of Services Expense. Cost of services expense decreased by $168,000 to $29,000 for the three months ended September 30, 2006, as compared to an expense of $197,000 for the three months ended September 30, 2005. The decrease in cost of services was primarily due to a reduction in the amount of time necessary to service client contracts. We do not expect our cost of service expense to have a material impact on our financial results during the remainder of 2006.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option grants was $1,378,000 for the three months ended September 30, 2006, as compared to an expense of $226,000 for the three months ended September 30, 2005. The increase in non-cash compensation expense was due primarily to a $1,317,000 increase in expense related to the adoption of SFAS 123R on January 1, 2006. In addition, expenses during the three months ended September 30, 2006, and September 30, 2005, of $27,000 and $196,000, respectively, were due to the adjustment to fair market value of previously-issued options to consultants.

Other Research and Development Expenses. Other research and development expenses increased by $8,449,000 to $14,950,000 for the three months ended September 30, 2006, as compared to an expense of $6,501,000 for the three months ended September 30, 2005. The increase in other research and development expenses was due primarily to a $5,935,000 increase in expenses related to our Sulonex pivotal Phase III and Phase IV clinical program, and due to a $2,218,000 increase in expenses related to our other clinical compounds, including a $600,000 expense relating to the in-licensing of KRX-0601.

We expect our other research and development costs to increase during the remainder of 2006 as a result of the pivotal Phase III and Phase IV clinical program for Sulonex and the expansion of the clinical program for KRX-0401, including the planned commencement of additional single agent and combination trials, as well as possible development programs for our other drug candidates.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense related to stock option grants and warrant issuances was $1,481,000 for the three months ended September 30, 2006, as compared to an expense of $258,000 for the three months ended September 30, 2005. The increase in non-compensation expense was due primarily to a $1,229,000 increase in expense related to the adoption of SFAS 123R on January 1, 2006. Additionally, expenses during the three months ended September 30, 2006, and September 30, 2005, of $45,000 and $125,000, respectively were due to the adjustment to fair market value of previously-issued options to consultants.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased by $1,370,000 to $2,041,000 for the three months ended September 30, 2006, as compared to an expense of $671,000 for the three months ended September 30, 2005. The increase in other selling, general and administrative expenses was due primarily to increases of $400,000 and $386,000 in market research and legal expenses, respectively, and due to $175,000 of sales and marketing expenses associated with Accumin, which was acquired in April 2006.

We expect our other selling, general and administrative costs to increase modestly over the remainder of 2006 primarily as a result of our clinical development programs.

Interest and Other Income, Net. Interest and other income, net, increased by $1,039,000 to $1,862,000 for the three months ended September 30, 2006, as compared to income of $823,000 for the three months ended September 30, 2005. The increase resulted from a higher level of invested funds due to the completion of the registered direct offering that closed in March 2006, as well as due to the general increase in short-term market interest rates when compared to the comparable period last year.

Nine months ended September 30, 2006 and September 30, 2005

Diagnostic Revenue. Diagnostic revenue for the nine months ended September 30, 2006 was $58,000 as compared to no diagnostic revenue for the nine months ended September 30, 2005. Diagnostic revenue for the nine months ended September 30, 2006 was a result of our acquisition of Accumin during the second quarter of 2006. We do not expect our diagnostic revenue to have a material impact on our financial results during the remainder of 2006.

Service Revenue. Service revenue increased by $10,000 to $375,000 for the nine months ended September 30, 2006, as compared to service revenue of $365,000 for the nine months ended September 30, 2005. The increase in service revenue was primarily due to the timing of services performed in accordance with our service contracts. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2006.

Cost of Diagnostics Sold Expense. Cost of diagnostics sold expense for the nine months ended September 30, 2006 was $69,000 as compared to no cost of diagnostics sold expense for the nine months ended September 30, 2005. Cost of diagnostics sold expense for the nine months ended September 30, 2006 was a result of our acquisition of Accumin during the second quarter of 2006. We do not expect our cost of diagnostics sold expense to have a material impact on our financial results during the remainder of 2006.

Cost of Services Expense. Cost of services expense decreased by $241,000 to $298,000 for the nine months ended September 30, 2006, as compared to an expense of $539,000 for the nine months ended September 30, 2005. The decrease in cost of services was primarily due to a reduction in the amount of time necessary to service client contracts. We do not expect our cost of service expense to have a material impact on our financial results during the remainder of 2006.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option grants was $6,206,000 for the nine months ended September 30, 2006, as compared to an expense of $539,000 for the nine months ended September 30, 2005. The increase in non-cash compensation expense was due primarily to a $5,803,000 increase in expense related to the adoption of SFAS 123R on January 1, 2006. In addition, expenses during the nine months ended September 30, 2006, and September 30, 2005, of $363,000 and $424,000, respectively were due to the adjustment to fair market value of previously-issued options to consultants.

Other Research and Development Expenses. Other research and development expenses increased by $23,912,000 to $39,635,000 for the nine months ended September 30, 2006, as compared to an expense of $15,723,000 for the nine months ended September 30, 2005. The increase in other research and development expenses was due primarily to a $19,025,000 increase in expenses related to our Sulonex pivotal Phase III and Phase IV clinical program, which includes one-half, or $1,000,000, of a one-time bonus to our Chief Executive Officer pursuant to his employment agreement for the achievement of a corporate milestone, and a $4,393,000 increase in expenses related to our other clinical compounds, including a $500,000 milestone expense relating to Zerenex and a $600,000 expense relating to the in-licensing of KRX-0601.

We expect our other research and development costs to increase during the remainder of 2006 as a result of the pivotal Phase III and Phase IV clinical program for Sulonex and the expansion of the clinical program for KRX-0401, including the planned commencement of additional single agent and combination trials, as well as possible development programs for our other drug candidates.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense related to stock option grants and warrant issuances was $7,839,000 for the nine months ended September 30, 2006, as compared to an expense of $611,000 for the nine months ended September 30, 2005. The increase in non-compensation expense was due primarily to a $5,535,000 increase in expense related to the adoption of SFAS 123R on January 1, 2006. In addition, modifications made by the Board of Directors of the vesting and exercisability of certain grants during the second and third quarters resulted in additional expense of $1,803,000 for the nine months ended September 30, 2006. Additionally, expenses during the nine months ended September 30, 2006, and September 30, 2005, of $276,000 and $256,000, respectively were due to the adjustment to fair market value of previously-issued options to consultants.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased by $4,531,000 to $6,546,000 for the nine months ended September 30, 2006, as compared to an expense of $2,015,000 for the nine months ended September 30, 2005. The increase in selling, general and administrative expenses was due primarily to one-half, or $1,000,000, of a one-time bonus to our Chief Executive Officer for the achievement of a corporate milestone pursuant to his employment agreement. The compensation of our Chief Executive Officer is allocated equally between other research and development expenses and other general and administrative expenses to reflect the allocation of his responsibilities and activities for Keryx. The increase was also due to increases of $1,063,000 of legal expenses, $470,000 of expenses incurred in the first quarter of 2006 related to the acquisition of Accumin, which closed on April 6, 2006, $420,000 of sales and marketing expenses associated with Accumin and $400,000 of market research expenses.

We expect our other selling, general and administrative costs to increase modestly over the remainder of 2006 primarily as a result of our clinical development programs.

Interest and Other Income, Net. Interest and other income, net, increased by $3,413,000 to $4,743,000 for the nine months ended September 30, 2006, as compared to income of $1,330,000 for the nine months ended September 30, 2005. The increase resulted from a higher level of invested funds due to the completion of the registered direct offering that closed in March 2006, as well as due to the general increase in short-term market interest rates when compared to the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through public offerings of our common stock, various private placement transactions, and option and warrant exercises. This includes net proceeds of $82.7 million from our March 2006 registered direct offering and $75.8 million from our July 2005 public offering.

As of September 30, 2006, we had $141.1 million in cash, cash equivalents, interest receivable, and short-term and long-term securities, an increase of $40.4 million from December 31, 2005. Cash used in operating activities for the nine months ended September 30, 2006 was $39.4 million, as compared to $16.1 million for the nine months ended September 30, 2005. This increase in cash used in operating activities was due primarily to increased expenditures associated with the execution of our business plan, including costs associated with our pivotal Phase III and Phase IV clinical program for Sulonex and the expansion of our other clinical programs. For the nine months ended September 30, 2006, net cash used in investing activities of $45.0 million was primarily the result of the investment of a portion of the proceeds of our registered direct offering that closed in March 2006 in marketable securities. For the nine months ended September 30, 2006, net cash provided by financing activities of $84.2 million was the result of our $82.7 million registered direct offering of our common stock completed in March 2006, and $1.5 million of proceeds from the exercise of options and warrants.

In March 2006, we completed a registered direct offering of 4,500,000 shares of our common stock to two institutional investors at $18.40 per share. We received approximately $82.7 million in proceeds, net of offering expenses of approximately $0.1 million.

We believe that our $141.1 million in cash, cash equivalents, interest receivable and investment securities as of September 30, 2006 will be sufficient to enable us to meet our planned operating needs and capital expenditures for at least the next 24 months. Additionally, we also believe that our cash position provides us with added flexibility in our in-licensing and product acquisition program to potentially strengthen our portfolio with additional clinical-stage drug candidates.

Our cash and cash equivalents and investment securities as of September 30, 2006 are invested in highly liquid investments such as cash, money market accounts and short-term and long-term U.S. corporate and government debt and auction note securities. As of September 30, 2006, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout 2006 will continue to be funded from existing cash, cash equivalents, and short-term marketable securities.

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

As of September 30, 2006, there was approximately $3.1 million of net goodwill and $0.6 million of net other intangible assets on our consolidated balance sheet. We amortize our identifiable intangible assets over their estimated economic lives, which is 12 years, the life of the patents, using the straight-line method.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

In April 2005, following a review of the Section 16(a) reports filed by certain of our directors and executive officers, we filed reports on Form 3 and Form 4 with respect to transactions in our securities by such individuals that were not previously reported. In our proxy statement for our annual meeting in 2005, we disclosed these late filings. In order to ensure the accuracy of such disclosure, below we are providing a comprehensive disclosure of the late filings made in April 2005. Since April 2005, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were complied with in a timely manner. We believe that during the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were complied with in a timely manner, except in the following instances: (1) each of Dr. Craig Henderson, Mr. Malcolm Hoenlein, Dr. Larry Kessel (a former director), Dr. Peter Salomon (a former director) and Mr. Michael Weiss failed to file a Form 3; (2) Mr. Ron Bentsur (our former vice-president finance and investor relations) failed to file one transaction in 2005, one transaction in 2004, and one transaction in 2003; (3) Dr. Henderson failed to file one transaction in 2005 and one transaction in 2004; (4) Mr. Hoenlein failed to file one transaction in 2003, one transaction in 2002, and three transactions in 2001; (5) Dr. Kessel failed to file one transaction in 2004 and one transaction in 2003; (6) Dr. Lindsay Rosenwald (a former director) failed to file one transaction in 2003 and one transaction in 2002; (7) Dr. Salomon failed to file one transaction in 2004 and one transaction in 2003; and (8) Mr. Weiss failed to file one transaction in 2005, one transaction in 2003, and one transaction in 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt and auction note securities in accordance with our investment policy. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of September 30, 2006, our portfolio of financial instruments consists of cash equivalents and short-term and long-term interest bearing securities, including corporate debt, money market funds, government debt and auction note securities. The average duration of all of our held-to-maturity investments held as of September 30, 2006, was less than 12 months. Additionally, the re-pricing of our auction notes within thirty days allows these securities to function as short-term investments. Due to the short-term nature of our investments, we believe we have no material exposure to interest rate risk arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Company's quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.
In July 2003, Keryx (Israel) Ltd., one of our Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord.  On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement.  In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of our Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, our Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx.  The amount demanded by the landlord totals 4,345,313 New Israeli Shekels or approximately $1,015,000 and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement.  We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord’s complaint.  In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord’s complaint.  Generally, each answer challenges the merits of the landlord’s cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer. At this time, the Circuit Court of Jerusalem has not issued a decision with respect to the motion to dismiss.  A hearing on a motion by Keryx Biopharmaceuticals, Inc. and Michael S.Weiss to vacate service of process outside of Israel was held in June 2006. In October 2006, the Circuit Court of Jerusalem held that the service of process on Keryx Biopharmaceuticals, Inc. was valid.  We intend to appeal this holding.  The Circuit Court of Jerusalem held that the service of process on Michael S. Weiss was invalid. To date, we have not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of the charge, if any.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2006, we had an accumulated deficit of approximately $169.9 million. As we expand our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

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

We have entered into a relationship with a U.S.-based contract manufacturer for Sulonex which we believe will be adequate to satisfy our current clinical supply needs. As with all heparin-like compounds, the end product is highly sensitive to the manufacturing process utilized. Accordingly, as we scale-up we will need to accurately reproduce the established process on the larger scale to ensure successful commercialization of Sulonex. There can be no assurance that we will be successful in this endeavor. Additionally, as we scale-up, we will incur capital expenditures to enable larger scale production.

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

As of November 2, 2006, we had 39 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Weiss, this agreement does not prevent him from terminating his employment with us.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 39 full and part-time employees. We also have significantly fewer employees than many other companies that have a product candidate in late-stage clinical development, and we rely heavily on third parties to conduct many important functions. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our stock option granting practices were the subject of a comprehensive review including one conducted by an independent director during the second quarter of 2006.  The Securities and Exchange Commission or other legal or regulatory body could initiate an inquiry into our stock option practices, which could require significant attention by management and could result in significant legal expenses.

At the direction of our Board of Directors, during the second quarter of 2006 we commenced an internal review into our historical stock option practices from the date of our initial public offering to the present under the stock option plans in effect, including a review of the underlying option grant documentation and procedures. This internal review was completed during the second quarter of 2006. Information about the internal review can be found in our quarterly report on Form 10-Q for the quarter ended June 30, 2006. Certain historical documentation and procedural deficiencies were noted. We have determined that the compensation expense adjustments resulting from those deficiencies are immaterial, however there can be no assurance that the Securities and Exchange Commission or any other regulatory body would agree with this finding.

In addition to this review, the Board of Directors conducted a review led by one of the independent members of the Board of the facts and circumstances surrounding a stock option grant in the first quarter of 2004 and a May 1, 2003 grant to employees.  The review was completed during the second quarter of 2006. The review did not discover any evidence of intentional fraud or wrongdoing in connection with these option grants, however, there can be no assurance that the Securities and Exchange Commission or any other regulatory body would agree with this finding. As of the date of this filing, we have not been contacted by the Securities and Exchange Commission or any other regulatory body or by The Nasdaq Stock Market regarding our stock option practices.  We cannot, however, provide any assurance that we will not be the subject of such an inquiry, or other legal or regulatory action.  If that occurs, it could result in the need to devote a significant amount of management’s time in responding to such an inquiry and could also result in significant legal expenses, regulatory fines or penalties or other contingent liabilities.

Our current cash, cash equivalents and investment securities may not be adequate to support our operations for the next 24 months as we have estimated.

We believe that our $141.1 million in cash, cash equivalents, interest receivable and investment securities as of September 30, 2006 will be sufficient to enable us to meet our planned operating needs and capital expenditures for at least the next 24 months. Our forecast of the period of time through which our cash, cash equivalents, interest receivable and investment securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

In July 2003, our Israeli subsidiary vacated its Jerusalem facility, after giving advance notice to the landlord. On May 1, 2005, the landlord of the Jerusalem facility filed suit in Israel claiming that we were liable as a result of the alleged breach of the lease agreement by our subsidiary. The amount demanded by the landlord totals 4,345,313 New Israeli Shekels or approximately $1,015,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord’s complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord’s complaint. Generally, each answer challenges the merits of the landlord’s cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have also filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer. At this time, the Circuit Court of Jerusalem has not issued a decision with respect to the motion to dismiss. A hearing on a motion by Keryx Biopharmaceuticals, Inc. to vacate service of process outside of Israel was held in June 2006. In October 2006, the Circuit Court of Jerusalem held that the service of process on Keryx Biopharmaceuticals, Inc. was valid.  We intend to appeal this holding. To date, we have not yet recorded a charge to reflect any potential liability associated with this lawsuit as it is too early to accurately estimate the amount of the charge, if any.

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

Third parties may assert that we are using their proprietary intellectual property without authorization. In addition, third parties may have or obtain patents in the future and claim that our drug products or technologies infringe their patents. If we are required to defend against patent suits brought by third parties, or if we sue third parties to protect our patent rights, we may be required to pay substantial litigation costs, and our management's attention may be diverted from operating our business. In addition, any legal action against our licensors or us that seeks damages or an injunction of our commercial activities relating to our drug products or technologies could subject us to monetary liability and require our licensors or us to obtain a license to continue to use our drug products or technologies. We cannot predict whether our licensors or we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms, if at all.

Risks Related to Our Common Stock

Concentration of ownership of our common stock among our existing executive officers and directors may prevent new investors from influencing significant corporate decisions.

As of September 30, 2006, our executive officers and directors (including their affiliates) beneficially owned, in the aggregate, approximately 17.72% of our outstanding common stock, including, for this purpose, currently exercisable options and warrants held by our executive officers and directors. As a result, these persons, acting together, may have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, acting together, may have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership may depress the market price of our common stock.

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

As of September 30, 2006, our executive officers and directors, beneficially own, in the aggregate, approximately 17.72% of our common stock, including currently exercisable warrants and options held by them. If some or all of them should decide to sell a substantial number of their holdings, it could have a material adverse effect on the market for our common stock.

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

3.1
Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-Q for the quarter ended September 30, 2004, filed on August 12, 2004, and incorporated herein by reference.

3.2
Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002 (File No. 000-30929), and incorporated herein by reference.

10.1*	License Agreement by and between Kyowa Hakko Kogyo Co., Ltd. and Keryx Biopharmaceuticals, Inc. dated as of September 29, 2006.

10.2
Assignment and Assumption Agreement (related to the License Agreement by and between Kyowa Hakko Kogyo Co., Ltd. and Keryx Biopharmaceuticals, Inc. dated as of September 29, 2006) by and among Keryx Biopharmaceuticals, Inc. and AOI Pharmaceuticals, Inc. dated as of October 25, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

*Confidential treatment has been requested with respect to the omitted portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: November 8, 2006	By:	/s/ Ronald C. Renaud, Jr
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.1*	License Agreement by and between Kyowa Hakko Kogyo Co., Ltd. and Keryx Biopharmaceuticals, Inc. dated as of September 29, 2006.

10.2
Assignment and Assumption Agreement (related to the License Agreement by and between Kyowa Hakko Kogyo Co., Ltd. and Keryx Biopharmaceuticals, Inc. dated as of September 29, 2006) by and among Keryx Biopharmaceuticals, Inc. and AOI Pharmaceuticals, Inc. dated as of October 25, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006.

* Confidential treatment has been requested with respect to the omitted portions of this exhibit.