Form 10-Q
period 2007-03-31
KERYX BIOPHARMACEUTICALS INC
filed 2007-05-07
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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
Yes ☐ No ☒

There were 43,565,133 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 2, 2007.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Balance Sheets as of March 31, 2007, and December 31, 2006

(in thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$35,471	$48,736
Short-term investment securities	57,181	63,659
Accrued interest receivable	659	525
Other current assets	829	2,048
Total current assets	94,140	114,968
Long-term investment securities	14,708	12,690
Property, plant and equipment, net	10,965	8,489
Goodwill	3,208	3,208
Other assets, net	344	958
Total assets	$123,365	$140,313

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$13,451	$10,460
Accrued compensation and related liabilities	320	1,534
Deferred revenue	197	200
Total current liabilities	13,968	12,194
Contingent equity rights	4,004	4,004
Other liabilities	271	294
Total liabilities	18,243	16,492
Stockholders’ equity
Common stock, $0.001 par value per share (60,000,000 and 60,000,000 shares authorized, 43,580,081 and 43,516,669 shares issued, 43,518,008 and 43,460,569 shares outstanding at March 31, 2007, and December 31, 2006, respectively)	44	44
Additional paid-in capital	315,262	312,078
Treasury stock, at cost, 62,073 and 56,100 shares at March 31, 2007, and December 31, 2006, respectively	(159)	(89)
Deficit accumulated during the development stage	(210,025)	(188,212)
Total stockholders’ equity	105,122	123,821
Total liabilities and stockholders’ equity	$123,365	$140,313

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Operations for the
Three Months Ended March 31, 2007 and 2006 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,		Amounts accumulated during the development
	2007	2006	stage

Revenue:
Diagnostic revenue	$30	$–	$133
Service revenue	12	112	1,826
Management fees from related party	–	–	300
Total revenue	42	112	2,259

Operating expenses:
Cost of diagnostics sold	22	–	162
Cost of services	32	171	2,076

Research and development:
Non-cash compensation	995	2,724	15,233
Non-cash acquired in-process research and development	–	–	18,800
Other research and development	17,446	12,333	137,479
Total research and development	18,441	15,057	171,512

Selling, general and administrative:
Non-cash compensation	2,006	2,817	15,855
Other selling, general and administrative	2,795	2,645	36,991
Total selling, general and administrative	4,801	5,462	52,846

Total operating expenses	23,296	20,690	226,596

Operating loss	(23,254)	(20,578)	(224,337)

Interest and other income, net	1,441	982	14,803
Net loss before income taxes	(21,813)	(19,596)	(209,534)

Income taxes	–	–	491
Net loss	$(21,813)	$(19,596)	$(210,025)

Basic and diluted loss per common share	$(0.50)	$(0.51)	$(10.00)

Weighted average shares used in computing basic and diluted net loss per common share	43,506,236	38,071,609	20,995,344

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity for the
Three Months Ended March 31, 2007 (Unaudited)

(in thousands, except share amounts)

	Common stock		Additional paid-in
	Shares	Amount	capital

Balance at December 31, 2006	43,516,669	$44	$312,078
Changes during the period:
Purchase of common stock	–	–	–
Exercise of options	63,412	–*	183
Compensation in respect of options, restricted stock and warrants granted to employees, directors and third-parties	–	–	3,001
Net loss	–	–	–
Balance at March 31, 2007	43,580,081	$44	$315,262

	Treasury stock		Deficit accumulated during the development
	Shares	Amount	Stage	Total

Balance at December 31, 2006	56,100	$(89)	$(188,212)	$123,821
Changes during the period:
Purchase of common stock	5,973	(70)	–	(70)
Exercise of options	–	–	–	183
Compensation in respect of options, restricted stock and warrants granted to employees, directors and third-parties	–	–	–	3,001
Net loss	–	–	(21,813)	(21,813)
Balance at March 31, 2007	62,073	$(159)	$(210,025)	$105,122

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (Unaudited)

(in thousands)

	Three months ended March 31,		Amounts accumulated during the development stage
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(21,813)	$(19,596)	$(210,025)
Adjustments to reconcile cash flows used in operating activities:
Acquired in-process research and development	–	–	18,800
Stock compensation expense	3,001	5,541	31,088
Issuance of common stock to technology licensor	–	–	359
Interest on convertible notes settled through issuance of preferred shares	–	–	253
Depreciation and amortization	49	52	2,884
Loss on disposal of property, plant and equipment	–	–	172
Impairment charges	600	–	3,082
Exchange rate differences	–	–	94
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in other current assets	1,219	(1,297)	(357)
(Increase) decrease in accrued interest receivable	(134)	140	(659)
(Increase) in security deposits	–	(241)	(263)
Increase in accounts payable and accrued expenses	2,991	1,300	11,706
(Decrease) increase in accrued compensation and related liabilities	(1,214)	1,276	(275)
(Decrease) increase in other liabilities	(23)	(17)	116
(Decrease) increase in deferred revenue	(3)	95	(259)
Net cash used in operating activities	(15,327)	(12,747)	(143,284)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(2,511)	(526)	(15,499)
Proceeds from disposals of property, plant and equipment	–	–	425
(Increase) in note and accrued interest receivable from related party	–	–	(356)
Payments of transaction costs	–	–	(231)
Decrease (increase) in other assets	–	27	(1,192)
Investment in held-to-maturity short-term securities	(22)	(26)	(48,935)
Proceeds from maturity of held-to-maturity short-term securities	4,500	305	56,521
Investment in available-for-sale short-term securities	(500)	(125)	(58,600)
Proceeds from sale of available-for-sale short-term securities	2,500	–	18,900
Investment in held-to-maturity long-term securities	(2,019)	(3)	(39,966)
Proceeds from maturity of held-to-maturity long-term securities	1	2	191
Net cash used in investing activities	1,949	(346)	(88,742)

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (Unaudited)
(continued)

(in thousands)

	Three months ended March 31,		Amounts accumulated during the development stage
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	$–	$–	$500
Proceeds from long-term loans	–	–	3,251
Payment of assumed notes payable and accrued interest in connection with the ACCESS Oncology acquisition	–	–	(6,322)
Issuance of convertible note, net	–	–	2,150
Issuance of preferred shares, net	–	–	8,453
Receipts on account of shares previously issued	–	–	7
Proceeds from initial public offering, net	–	–	46,298
Proceeds from subsequent public offerings, net	–	82,741	158,487
Proceeds from private placements, net	–	–	45,795
Proceeds from exercise of options and warrants	183	1,203	9,032
Purchase of treasury stock	(70)	–	(159)

Net cash provided by financing activities	113	83,944	267,492

Cash acquired in acquisition	–	–	99
Effect of exchange rate on cash	–	–	(94)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,265)	70,851	35,471

Cash and cash equivalents at beginning of year	48,736	68,175	–

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,471	$139,026	$35,471

NON - CASH TRANSACTIONS
Issuance of common stock in connection with acquisition	$–	$–	$9,635
Contingent equity rights in connection with acquisition	–	–	4,004
Assumption of liabilities in connection with acquisition	–	–	9,068
Conversion of short-term loans into contributed capital	–	–	500
Conversion of long-term loans into contributed capital	–	–	2,681
Conversion of long-term loans into convertible notes of Partec	–	–	570
Conversion of convertible notes of Partec and accrued interest into stock in Keryx	–	–	2,973
Issuance of warrants to related party as finder’s fee in private placement	–	–	114
Declaration of stock dividend	–	–	3

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$–	$–	$1,166
Cash paid for income taxes	$–	$–	$432

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Notes to Consolidated Financial Statements as of March 31, 2007 (unaudited)

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

The Company owns a 100% interest in each of ACCESS Oncology, Inc., Neryx Biopharmaceuticals, Inc., and Accumin Diagnostics, Inc., all U.S. corporations incorporated in the State of Delaware, and Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd., each organized in Israel. In 2003, the Company’s subsidiaries in Israel ceased operations and are currently in the process of being closed down. Most of the Company's biopharmaceutical development and substantially all of its administrative operations during the three months ended March 31, 2007, and 2006, were conducted in the United States of America.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

STOCK - BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) on January 1, 2006 using the modified prospective transition method. SFAS 123R requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value method prescribed by the provisions of Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”).

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants outstanding as of March 31, 2007, and 2006, which are not included in the computation of net loss per share amounts, were 11,063,843 and 10,864,917, respectively.

PATENTS

Through March 31, 2006, the Company classified its patent expenses in other research and development. Effective April 1, 2006, the Company has classified its patent expenses in other general and administrative. The results of prior periods have not been reclassified because they were not significant.

ACCOUNTING FOR MANUFACTURING SUITE

As of March 31, 2007, the Company has spent approximately $10.6 million in capital expenditures building its manufacturing suite for Sulonex. The Company anticipates that in the second half of 2007, after equipment validation has been completed, the facility will be ready for its intended use, and the Company will begin to depreciate this asset at that time.

INCOME TAXES

On January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS No. 109, Accounting for Income Taxes, and requires additional financial statement disclosure. FIN 48 requires that the Company recognize, in its consolidated financial statements, the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. Adoption of FIN 48 had no impact on the Company’s consolidated results of operations and financial position.

Upon adoption, the Company believes there are no uncertain tax positions that fail to meet the more likely than not recognition threshold under FIN 48 to be sustained upon examination.

Prior to the adoption of FIN 48, the Company included interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. The Company continued to follow this policy following the adoption of FIN 48.

The Company files income tax returns in the U.S. and the statute of limitations has expired for years prior to 2003. In 2006, the Internal Revenue Service commenced an examination of the Company’s U.S. Federal income tax returns for tax years 2004 and 2005.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states. The Company has tax net operating loss carryforwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carryforwards may be utilized in the future, many of these carryforwards will remain subject to examination.

NOTE 2 - STOCKHOLDERS' EQUITY

COMMON STOCK

On March 29, 2006, the Company completed a registered direct offering of 4,500,000 shares of its common stock to two institutional investors at $18.40 per share. Total proceeds to the Company from this public offering were approximately $82.7 million, net of offering expenses of approximately $0.1 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-130809) filed with the Securities and Exchange Commission, or the SEC, on December 30, 2005, and declared effective by the SEC on January 13, 2006, covering shares of the Company’s Common Stock having a value not to exceed $150 million.

The Company may offer the remaining securities under its shelf registration from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interest of the Company and its stockholders. The Company believes that the shelf registration provides it with the flexibility to raise additional capital to finance its operations as needed.

TREASURY STOCK

On February 14, 2007, our Chief Financial Officer surrendered to the Company 5,973 shares of common stock in order to satisfy his tax withholding obligation upon the vesting of 16,666 shares of restricted stock. The 5,973 shares of common stock are being held by the Company in Treasury, at a cost of approximately $70,000, representing the fair market value on the date the shares were surrendered.

STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

In March 2007, the Company adopted the 2007 Chief Accounting Officer Inducement Stock Option Plan (the “2007 CAO Plan”). Under the 2007 CAO Plan, the Company’s board of directors granted an option to the newly-appointed Chief Accounting Officer of the Company to purchase up to 100,000 shares of authorized but unissued common stock. The option has a term of 10 years from the date of the grant. The option granted to the newly appointed Chief Accounting Officer was made pursuant to an employment arrangement. Of these options, 25,000 vest on the one-year anniversary of employment and 6,250 vest every three months following the one-year anniversary of employment, until the 48th month of employment. No additional shares of our common stock may be issued under the 2007 CAO Plan.

The following table summarizes equity awards authorized by the Company as of March 31, 2007.

Plan	Exercise price		Authorized	Outstanding	Exercised	Restricted Stock Vested	Exercisable	Available for grant
1999 Stock Option Plan	$0.10 - 1.30		4,230,000	617,995	3,506,505	–	617,995	–
2000 Stock Option Plan	1.10 - 14.64		4,455,000	2,869,465	1,566,156	–	2,257,007	19,379
Non Plan	0.33		240,000	60,000	157,500	–	60,000	–
2002 CEO Incentive Stock Option Plan	1.30		2,002,657	2,002,657	–	–	2,002,657	–
2004 President Incentive Plan	9.25		1,000,000	1,000,000	–	–	500,000	–
2004 Long-Term Incentive Plan	7.13 - 18.06	*	4,000,000	3,675,084	131,037	16,666	1,264,614	177,213
2006 CFO Incentive Plan	15.30		500,000	500,000	–	–	166,667	–
2007 CAO Inducement Plan	11.11		100,000	100,000	–	–	–	–
			16,527,657	10,825,201	5,361,198	16,666	6,868,940	196,592
* Exercise price range excludes restricted stock.

A summary of the status of the Company’s equity awards as of March 31, 2007 and December 31, 2006, and changes during the period is presented in the table below.

		Outstanding equity awards
	Shares available	Number of shares	Weighted- average exercise price
Balance, December 31, 2006	152,158	10,849,713	$7.82
Authorized	100,000	–	–
Granted	(124,900)	124,900	11.03
Exercised	–	(63,412)	2.88
Restricted stock vested	–	(16,666)	–
Forfeited and expired	69,334	(69,334)	13.54
Balance, March 31, 2007	196,592	10,825,201	7.87
Exercisable at December 31, 2006		6,178,994	3.92
Exercisable at March 31, 2007		6,868,940	5.05

As of March 31, 2007, there were 83,334 shares of restricted stock outstanding under the 2004 Long-Term Incentive Plan (included in the tables above).

A summary of share-based compensation activity for the three months ended March 31, 2007 is presented below:

Stock Options
	Number of Options	Exercise price per share	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2007	10,749,713	$0.10 - $ 18.06	7.90	7.6	$58,048,000
Granted	124,900	10.67 - 11.11	11.03
Exercised	(63,412)	0.10 - 9.25	2.88
Forfeited and expired	(69,334)	4.59 - 17.16	13.54
Outstanding at March 31, 2007	10,741,867	0.10 - 18.06	7.93	7.4	27,821,000
Vested and expected to vest at March 31, 2007	10,688,941	0.10 - 18.06	7.92	7.4	27,791,000
Exercisable at March 31, 2007	6,868,940	0.10 - 18.06	5.05	6.7	37,573,000

The aggregate intrinsic value of options exercised for the three months ended 2007 and 2006 was approximately $590,000 and $5,884,000, respectively. Upon the exercise of outstanding options, the Company issues new shares.

As of March 31, 2007, 3,654,944 options issued to directors and employees, and 93,000 options issued to consultants, are milestone-based, of which 3,379,944 options issued to directors and employees, and 43,000 options issued to consultants, are vested and exercisable.

Restricted Stock
	Number of Shares	Average Grant Date Fair Value
Nonvested at January 1, 2007	100,000	$15.30
Granted	–	–
Vested	16,666	$15.30
Forfeited	–	–
Nonvested at March 31, 2007	83,334	$15.30

As of March 31, 2007, 50,000 shares of restricted stock, issued to our Chief Financial Officer, are milestone-based.

Warrants
	Warrants	Weighted- average exercise price
Outstanding at January 1, 2007	321,976	$4.65
Issued	–	–
Exercised	–	–
Canceled	–	–
Outstanding at March 31, 2007	321,976	$4.65

Stock-based Compensation

The value of options granted has been estimated using the Black-Scholes model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of the Company’s common stock and the Company’s assessment of its future volatility. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future.

The weighted average fair market value of options granted during the three months ended March 31, 2007, and 2006, as of the date of the grant, was $6.92 and $8.43, respectively.  The assumptions used in the calculation of the fair value of options granted during the three months ended March 31, 2007, and 2006, were a weighted average expected term of 5.0 and 3.3 years, respectively, a weighted average expected volatility rate of 72.23% and 79.25%, respectively, and a weighted average risk-free interest rate of 4.51% and 4.74%, respectively. The Company used historical information to estimate forfeitures within the valuation model. As of March 31, 2007, there was $24.1 million of total unrecognized compensation cost, related to nonvested stock options and restricted stock, which is expected to be recognized over a weighted-average period of 2.9 years.

NOTE 3 - BONUS TO OFFICER

Pursuant to his employment agreement, the Chief Executive Officer of the Company was entitled to receive a one-time $2 million cash bonus due to the achievement of a corporate milestone that occurred, and was expensed, in the first quarter of 2006 and paid in the second quarter of 2006. Of this amount, $1,000,000 was included in other research and development expenses and $1,000,000 was included in other selling, general and administrative expenses for the three months ended March 31, 2006.

NOTE 4 - ACCUMIN TRANSACTION

On April 6, 2006, Accumin Diagnostics, Inc. (“ADI”), a wholly-owned subsidiary of the Company, completed the acquisition of AccuminTM, a novel, patent protected, diagnostic for the direct measurement of total, intact urinary albumin, from AusAm Biotechnologies, Inc. (“AusAm”). The Company believes that the acquisition of Accumin could help increase the Company’s exposure to physicians that treat diabetes, the target market for Sulonex, by, among other things highlighting the need for and importance of early detection of microalbuminuria, which, if successful, could ultimately improve market perception and utilization of Sulonex. This acquisition also provided the Company with an incidental revenue stream associated with Accumin’s diagnostic tool.

The purchase price of Accumin was $3,996,000, which included the issuance of 245,024 shares of the Company’s common stock, the assumption of certain liabilities of AusAm equal to approximately $345,000 and transaction costs and cash settlement costs of approximately $341,000. ADI also entered into a royalty arrangement under which ADI may be required to pay up to a maximum of $16.1 million to AusAm on revenue from a next generation product following FDA marketing approval. Keryx filed a registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, on April 6, 2006 with respect to the shares issued to AusAm which was declared effective on June 23, 2006 (the “Effective Date”). On the Effective Date, 245,024 shares were released from escrow to AusAm.

The excess of the purchase price over the net assets acquired in the Accumin transaction represented goodwill of approximately $3,208,000, which has been allocated to our Products segment based on the proposed synergies associated with Sulonex.

Subsequent to the closing, disputes arose between the debtor and Keryx relating to the determination of the purchase consideration under the acquisition agreement. On July 31, 2006, the debtor filed a motion purporting to seek to enforce the terms of the acquisition agreement and alleging damages in the amount of $818,145. (In re:  AusAm Biotechnologies, Inc., Chapter 11 Case No. 06-10214 (RDD) (Bankr. S.D.N.Y.)). The matter has been settled pursuant to a settlement agreement approved by the Bankruptcy Court on April 10, 2007. In April 2007, under the settlement, Keryx paid AusAm $110,075 in full settlement of all claims made by AusAm in the action.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recognizes an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management reviews various quantitative and qualitative factors in determining whether an impairment indicator exists, a triggering event. If an analysis is necessitated by the occurrence of a triggering event, the Company makes certain assumptions in determining the impairment amount. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. The Company continues to derive incidental revenue from the sale of the Accumin diagnostic tool. During the first quarter of 2007, management reviewed both its original and projected revenue estimates associated with the diagnostic tool. As a result of the cash flows of the diagnostic tool, the Company concluded that the asset was impaired and recorded an impairment charge of approximately $600,000 to write-down identifiable intangible long-lived assets associated with Accumin. The charge was recorded in other selling, general and administrative expenses within the Diagnostics segment.

Unaudited pro forma financial information has not been presented as the Aug Am information is immaterial to our results of operations.

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

Segment information for the three month periods were as follows:

	Revenue
	Three months ended March 31,		Amounts accumulated during the development
(in thousands)	2007	2006	Stage

Diagnostics	$30	$–	$133
Services	12	112	1,826
Products	–	–	–
Total	$42	$112	$1,959

	Operating loss
	Three months ended March 31,		Amounts accumulated during the development
(in thousands)	2007	2006	Stage

Diagnostics	$(674)	$–	$(1,690)
Services	(20)	(59)	(250)
Products	(22,560)	(20,519)	(222,397)
Total	$(23,254)	$(20,578)	$(224,337)

A reconciliation of the totals reported for the operating segments to the consolidated total net loss is as follows:

	Net loss
	Three months ended March 31,		Amounts accumulated during the development
(in thousands)	2007	2006	Stage

Operating losses of reportable segments	$(23,254)	$(20,578)	$(224,337)
Interest and other income	1,441	982	14,803
Income taxes	–	–	(491)
Consolidated net loss	$(21,813)	$(19,596)	$(210,025)

The carrying amount of goodwill by reportable segment as of March 31, 2007 and December 31, 2006 was as follows:

	Goodwill
(in thousands)	March 31, 2007	December 31, 2006

Diagnostics	–	–
Services	–	–
Products	$3,208	$3,208
Total	$3,208	$3,208

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

You should read the following discussion and analysis in conjunction with the unaudited, consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited, consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006.

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

Recent Developments

Appointment of General Counsel

On April 25, 2007, we announced the appointment of Beth Levine to serve as our Senior Vice President, General Counsel, Chief Compliance Officer and Secretary.

Appointment of Chief Accounting Officer

On March 27, 2007, we announced the appointment of Mark Stier to serve as our Vice President and Chief Accounting Officer.

General Corporate

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

Our results of operations include non-cash compensation expense as a result of the grants of stock options and warrants. Compensation expense for awards of options granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statements of operations. For awards of options and warrants to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. These awards are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date. We expect to continue to incur significant non-cash compensation as a result of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which we adopted on January 1, 2006. In addition, because some of the options and warrants issued to employees, consultants and other third-parties vest upon the achievement of certain milestones, the total expense is uncertain.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2007 and March 31, 2006

Diagnostic Revenue. Diagnostic revenue for the three months ended March 30, 2007 was $30,000 as compared to no diagnostic revenue for the three months ended March 30, 2006. Diagnostic revenue for the three months ended March 31, 2007 was a result of our acquisition of Accumin during the second quarter of 2006. We do not expect our diagnostic revenue to have a material impact on our financial results during the remainder of 2007.

Service Revenue. Service revenue decreased by $100,000 to $12,000 for the three months ended March 31, 2007, as compared to service revenue of $112,000 for the three months ended March 31, 2006. The decrease in service revenue was primarily due to the timing of services performed in accordance with our service contracts. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2007.

Cost of Diagnostics Sold. Cost of diagnostics sold for the three months ended March 31, 2007 was $22,000 as compared to no cost of diagnostics sold for the three months ended March 31, 2006. Cost of diagnostics sold for the three months ended March 31, 2007 was a result of our acquisition of Accumin during the second quarter of 2006. We do not expect our cost of diagnostics sold to have a material impact on our financial results during the remainder of 2007.

Cost of Services. Cost of services decreased by $139,000 to $32,000 for the three months ended March 31, 2007, as compared to an expense of $171,000 for the three months ended March 31, 2006. The decrease in cost of services was primarily due to the timing of services performed in accordance with our service contracts. We do not expect our cost of services to have a material impact on our financial results during the remainder of 2007.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option and restricted stock grants was $995,000 for the three months ended March 31, 2007, as compared to an expense of $2,724,000 for the three months ended March 31, 2006. This difference was primarily attributable to, during the three months ended March 31, 2006, approximately $1,128,000 of expense for the accelerated vesting of options, due to the achievement of a financial milestone, and additionally, in the three months ended March 31, 2006, based on his activities in this area, a portion of the compensation expense relating to our chief executive officer included an allocation to non-cash compensation expense (research and development). Beginning in 2007, based on his current activities, this expense is being charged to non-cash compensation expense (selling, general and administrative). This change accounted for approximately $612,000 of the difference.

Other Research and Development Expenses. Other research and development expenses increased by $5,113,000 to $17,446,000 for the three months ended March 31, 2007, as compared to $12,333,000 for the three months ended March 31, 2006. The increase in other research and development expenses was due primarily to a $2,823,000 increase in expenses related to our Sulonex pivotal Phase III and Phase IV clinical programs, and due to a $1,919,000 increase in expenses related to our other clinical compounds (including $1,136,000 of expenses relating to the purchase of an option to the patent rights and related inventory for a clinical compound). The comparative period last year included one-half, or $1,000,000, of a one-time bonus paid to our Chief Executive Officer pursuant to his employment agreement for the achievement of a corporate milestone.

We expect our other research and development costs to increase modestly during the remainder of 2007 as a result of the pivotal Phase III and Phase IV clinical program for Sulonex and the expansion of the clinical program for KRX-0401, as well as possible development programs for our other drug candidates.

Non-Cash Compensation Expense (Selling, General and Administrative). Non-cash compensation expense related to stock option and restricted stock grants was $2,006,000 for the three months ended March 31, 2007, as compared to an expense of $2,817,000 for the three months ended March 31, 2006. This difference was primarily attributable to, during the three months ended March 31, 2006, approximately $1,636,000 of expense for the accelerated vesting of options, due to the achievement of a financial milestone, and additionally, in the three months ended March 31, 2006, based on his activities in this area, a portion of the compensation expense relating to our chief executive officer, included an allocation to non-cash compensation expense (research and development). Beginning in 2007, based on his current activities, this expense is being charged to non-cash compensation expense (selling, general and administrative). This change accounted for approximately $612,000 of the difference.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased by $150,000 to $2,795,000 for the three months ended March 31, 2007, as compared to an expense of $2,645,000 for the three months ended March 31, 2006. Other selling, general and administrative expenses for the three months ended March 31, 2007 includes an impairment charge of approximately $600,000 related to certain intangibles associated with Accumin’s diagnostic product. The comparative period last year included one-half, or $1,000,000, of a one-time bonus paid to our Chief Executive Officer pursuant to his employment agreement for the achievement of a corporate milestone.

We expect our other selling, general and administrative costs to increase over the remainder of 2007 as we scale-up our operations and infrastructure to prepare to commercialize our drug candidates.

Interest and Other Income, Net. Interest and other income, net, increased by $459,000 to $1,441,000 for the three months ended March 31, 2007, as compared to income of $982,000 for the three months ended March 31, 2006. The increase resulted from a higher level of invested funds due to the completion of the registered direct offering that closed in March 2006.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through public offerings of our common stock, various private placement transactions, and option and warrant exercises.

As of March 31, 2007, we had $108.0 million in cash, cash equivalents, interest receivable, and short-term and long-term securities, a decrease of $17.6 million from December 31, 2006. Cash used in operating activities for the three months ended March 31, 2007 was $15.3 million, as compared to $12.7 million for the three months ended March 31, 2006. This increase in cash used in operating activities was due primarily to increased expenditures associated with the execution of our business plan, including costs associated with our pivotal Phase III and Phase IV clinical program for Sulonex and the expansion of our other clinical programs. For the three months ended March 31, 2007, net cash provided by in investing activities of $1.9 million was primarily the result of the maturity of marketable securities in our investment portfolio of approximately $4.5 million, partially offset by purchases of property, plant and equipment of approximately $2.5 million. For the three months ended March 31, 2007, net cash provided by financing activities of $0.1 million was primarily the result of proceeds from the exercise of options.

As of March 31, 2007, we have spent approximately $10.6 million in capital expenditures building our manufacturing suite for Sulonex. We anticipate that in the second half of 2007, after equipment validation has been completed, the facility will be ready for its intended use.

We believe that our $108.0 million in cash, cash equivalents, interest receivable and investment securities as of March 31, 2007 will be sufficient to enable us to meet our planned operating needs and capital expenditures for approximately the next 18 months. Additionally, we also believe that our cash position provides us with added flexibility in our in-licensing and product acquisition program to potentially strengthen our portfolio with additional clinical-stage drug candidates.

Our cash and cash equivalents and investment securities as of March 31, 2007 are invested in highly liquid investments such as cash, money market accounts and short-term and long-term U.S. corporate and government debt and auction note securities. As of March 31, 2007, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our required liquidity. We expect that our liquidity needs throughout 2007 will continue to be funded from existing cash, cash equivalents, and short-term marketable securities.

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

OBLIGATIONS AND COMMITMENTS

Our material contractual obligations were summarized and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes outside the ordinary course of business in the contractual obligations since December 31, 2006.

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

Stock Compensation. We have granted stock options and restricted stock to employees, directors and consultants, as well as warrants to other third parties. In applying SFAS No. 123R, the value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. We base our estimates of our stock price volatility on the historical volatility of our common stock and our assessment of future volatility; however, this estimate is neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and warrants. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reported. In addition, because some of the options and warrants issued to employees, consultants and other third-parties vest upon the achievement of certain milestones, the total expense is uncertain.

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

As of March 31, 2007, there was approximately $3.2 million of net goodwill on our consolidated balance sheet. Prior to the impairment, we amortized our identifiable intangible assets associated with Accumin over their estimated economic lives, which was 12 years, the life of the patents, using the straight-line method.

Impairment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recognizes an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, the Company makes certain assumptions in determining the impairment amount. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. The Company continues to derive revenue from the sale of the Accumin diagnostic tool. During the first quarter of 2007, management reviewed both its original and projected revenue estimates associated with the diagnostic tool. As a result of this analysis, the Company concluded that the asset was impaired and recorded an impairment charge of approximately $600,000 to write-down identifiable intangible long-lived assets associated with Accumin. The charge was recorded in other selling, general and administrative expenses within the Diagnostics segment.

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

Accounting For Our Manufacturing Suite. We have entered into a relationship with a U.S.-based contract manufacturer for Sulonex to build a larger scale manufacturing suite within their current facility, which they will operate on our behalf. We believe this suite will be suitable to manufacture and produce initial commercialization quantities of Sulonex (for approximately one to three years from launch). As of March 31, 2007, we have spent approximately $10.6 million in capital expenditures building the suite. We anticipate that in the second half of 2007, after equipment validation has been completed, the facility will be ready for its intended use and we will begin to depreciate this asset at that time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt and auction note securities in accordance with our investment policy. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of March 31, 2007, our portfolio of financial instruments consists of cash equivalents and short-term and long-term interest bearing securities, including corporate debt, money market funds, government debt and auction note securities. The average duration of all of our held-to-maturity investments held as of March 31, 2007, was less than 12 months. Additionally, the re-pricing of our auction notes within thirty days allows these securities to function as short-term investments. Due to the short-term nature of our investments, we believe we have no material exposure to interest rate risk arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.

In July 2003, Keryx (Israel) Ltd., one of our Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord.  On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement.  In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of our Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, our Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx.  The amount demanded by the landlord totals 4,345,313 New Israeli Shekels, or approximately $1,046,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement.  We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord’s complaint.  In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord’s complaint.  Generally, each answer challenges the merits of the landlord’s cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer. At this time, the Circuit Court of Jerusalem has not issued a decision with respect to the motion to dismiss.  A hearing on a motion by Keryx Biopharmaceuticals, Inc. and Michael S. Weiss to vacate service of process outside of Israel was held in June 2006. In October 2006, the Circuit Court of Jerusalem held that the service of process on Keryx Biopharmaceuticals, Inc. was valid. We appealed this determination and the appeal is currently pending. The Circuit Court of Jerusalem held that the service of process on Michael S. Weiss was invalid. Consequently, the Circuit Court of Jerusalem dismissed the suit against Mr. Weiss. To date, we have not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of the charge, if any.

In April 2006, we acquired the assets of the diagnostics business of AusAm Biotechnologies, Inc., a debtor in a pending Chapter 11 proceeding, in a court-approved transaction.  Subsequent to the closing, disputes arose between the debtor and Keryx relating to the determination of the purchase consideration under the acquisition agreement. On July 31, 2006, the debtor filed a motion purporting to seek to enforce the terms of the acquisition agreement and alleging damages in the amount of $818,145. (In re:  AusAm Biotechnologies, Inc., Chapter 11 Case No. 06-10214 (RDD) (Bankr. S.D.N.Y.)). The matter has been settled pursuant to a settlement agreement approved by the Bankruptcy Court on April 10, 2007. Under the settlement, Keryx paid AusAm $110,075 on April 12, 2007 in full settlement of all claims made by AusAm in the action.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2007, we had an accumulated deficit of approximately $210.0 million. As we expand our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

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

We have entered into a relationship with a U.S.-based contract manufacturer for Sulonex which we believe will be adequate to satisfy our current clinical supply needs. In addition, we have entered into an agreement with the same manufacturer to build a larger scale manufacturing suite within their current facility, which they will operate on our behalf. We believe this suite will be suitable to manufacture launch and initial commercialization (approximately one to three years from launch) quantities of Sulonex. As we move forward, we plan to build additional manufacturing capacity to meet the future demands for Sulonex. As with all heparin-like compounds, the end product is highly sensitive to the manufacturing process utilized. Accordingly, as we scale-up we will need to accurately reproduce the established process on the larger scale to ensure successful commercialization of Sulonex. There can be no assurance that we will be successful in this endeavor. Additionally, as we scale-up, we have incurred, and will continue to incur, capital expenditures to enable larger scale production. Through March 31, 2007, we have spent approximately $10.6 million in capital expenditures building the current manufacturing suite.

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

As of April 24, 2007, we had 42 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Weiss, this agreement does not prevent him from terminating his employment with us.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 42 full and part-time employees. We also have significantly fewer employees than many other companies that have a product candidate in late-stage clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our current cash, cash equivalents and investment securities may not be adequate to support our operations for approximately the next 18 months as we have estimated.

We believe that our $108.0 million in cash, cash equivalents, interest receivable and investment securities as of March 31, 2007 will be sufficient to enable us to meet our planned operating needs and capital expenditures for approximately the next 18 months. Our forecast of the period of time through which our cash, cash equivalents, interest receivable and investment securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the timing of completion and results from clinical trials for our drug candidates, especially Sulonex;

●	the timing of expenses associated with manufacturing and product development of the proprietary drug candidates within our portfolio and those that may be in-licensed, partnered or acquired;

●	the timing of the in-licensing, partnering and acquisition of new product opportunities;

●	the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;

●	our ability to achieve our milestones under our licensing arrangements; and

●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights.

If we are unable to obtain additional funds on terms favorable to us, or at all, our business would be harmed.

We expect to use, rather than generate, funds from operations for the foreseeable future. Based on our current plans, we believe our existing cash, cash equivalents, interest receivable and investment securities will be sufficient to fund our operating expenses and capital requirements for approximately the next 18 months; however, the actual amount of funds that we will need prior to or after that date will be determined by many factors, some of which are beyond our control. As a result, we may need funds sooner or in different amounts than we currently anticipate, depending upon:

●	the timing of completion and results from clinical trials for our drug candidates, especially Sulonex;

●	the progress of our development activities;

●	the progress of our research activities;

●	the number and scope of our development programs;

●	the costs associated with commercialization activities, including manufacturing, marketing and sales;

●	our ability to establish and maintain current and new licensing or acquisition arrangements;

●	our ability to achieve our milestones under our licensing arrangements;

●	the costs involved in enforcing patent claims and other intellectual property rights; and

●	the costs and timing of regulatory approvals.

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

In July 2003, our Israeli subsidiary vacated its Jerusalem facility, after giving advance notice to the landlord. On May 1, 2005, the landlord of the Jerusalem facility filed suit in Israel claiming that we were liable as a result of the alleged breach of the lease agreement by our subsidiary. The amount demanded by the landlord totals 4,345,313 New Israeli Shekels, or approximately $1,046,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord’s complaint. In October 2005, Keryx filed an answer to the landlord’s complaint. Generally, each answer challenges the merits of the landlord’s cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have also filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer. At this time, the Circuit Court of Jerusalem has not issued a decision with respect to the motion to dismiss. A hearing on a motion by Keryx Biopharmaceuticals, Inc. to vacate service of process outside of Israel was held in June 2006. In October 2006, the Circuit Court of Jerusalem held that the service of process on Keryx was valid. We appealed this determination and the appeal is currently pending. To date, we have not yet recorded a charge to reflect any potential liability associated with this lawsuit as it is too early to accurately estimate the amount of the charge, if any.

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

ITEM 6. EXHIBITS

The following exhibits are included with this report.

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

10.1†	Employment Arrangement between Mark Stier and Keryx Biopharmaceuticals, Inc., dated as of March 23, 2007

10.2†	Employment Agreement between Beth F. Levine and Keryx Biopharmaceuticals, Inc. dated April 25, 2007

10.3†	Employment Agreement between Dr. I. Craig Henderson and Keryx Biopharmaceuticals, Inc. dated April 25, 2007

10.4†	2007 Chief Accounting Officer Inducement Stock Option Plan dated March 23, 2007

10.5†	2007 General Counsel Incentive Stock Option Plan dated April 25, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2007.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2007.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2007.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2007.

______________
†Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: May 7, 2007	By:	/s/ Ronald C. Renaud, Jr.

Senior Vice President, Chief Financial Officer, and Treasurer Principal Financial Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.1†	Employment Arrangement between Mark Stier and Keryx Biopharmaceuticals, Inc., dated as of March 23, 2007

10.2†	Employment Agreement between Beth F. Levine and Keryx Biopharmaceuticals, Inc. dated April 25, 2007

10.3†	Employment Agreement between Dr. I. Craig Henderson and Keryx Biopharmaceuticals, Inc. dated April 25, 2007

10.4†	2007 Chief Accounting Officer Inducement Stock Option Plan dated March 23, 2007

10.5†	2007 General Counsel Incentive Stock Option Plan dated April 25, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2007.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2007.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2007.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2007.
______________
†Indicates management contract or compensatory plan or arrangement.