Form 10-Q
period 2007-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2007-08-09
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________.

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
Yes ☐ No ☒

There were 43,591,153 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 7, 2007.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

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
KRX-0401 (perifosine), and our additional product candidates or any other products we may acquire or in-license;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Balance Sheets as of June 30, 2007, and December 31, 2006

(in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$24,420	$48,736
Short-term investment securities	61,162	63,659
Accrued interest receivable	382	525
Other current assets	426	2,048
Total current assets	86,390	114,968
Long-term investment securities	2,294	12,690
Property, plant and equipment, net	11,168	8,489
Goodwill	3,208	3,208
Other assets, net	344	958
Total assets	$103,404	$140,313

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$10,212	$10,460
Accrued compensation and related liabilities	606	1,534
Deferred revenue	265	200
Total current liabilities	11,083	12,194
Contingent equity rights	4,004	4,004
Other liabilities	248	294
Total liabilities	15,335	16,492
Stockholders’ equity
Common stock, $0.001 par value per share (95,000,000 and 60,000,000 shares authorized, 43,661,101 and 43,516,669 shares issued, 43,581,153 and 43,460,569 shares outstanding at June 30, 2007, and December 31, 2006, respectively)	44	44
Additional paid-in capital	317,867	312,078
Treasury stock, at cost, 79,948 and 56,100 shares at June 30, 2007, and December 31, 2006, respectively	(357)	(89)
Deficit accumulated during the development stage	(229,485)	(188,212)
Total stockholders’ equity	88,069	123,821
Total liabilities and stockholders’ equity	$103,404	$140,313

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,		Amounts accumulated during the development
	2007	2006	2007	2006	stage

Revenue:
Diagnostic revenue	$36	$23	$66	$23	$169
Service revenue	14	224	26	336	1,840
Management fees from related party	--	--	--	--	300
Total revenue	50	247	92	359	2,309

Operating expenses:
Cost of diagnostics sold	16	19	38	19	178
Cost of services	30	98	62	269	2,106

Research and development:
Non-cash compensation	1,178	2,104	2,173	4,828	16,411
Non-cash acquired in-process research and development	--	--	--	--	18,800
Other research and development	15,685	12,352	33,131	24,685	153,164
Total research and development	16,863	14,456	35,304	29,513	188,375

Selling, general and administrative:
Non-cash compensation	1,407	3,541	3,413	6,358	17,262
Other selling, general and administrative	2,394	1,860	5,189	4,505	39,385
Total selling, general and administrative	3,801	5,401	8,602	10,863	56,647

Total operating expenses	20,710	19,974	44,006	40,664	247,306

Operating loss	(20,660)	(19,727)	(43,914)	(40,305)	(244,997)

Interest and other income, net	1,200	1,899	2,641	2,881	16,003
Net loss before income taxes	(19,460)	(17,828)	(41,273)	(37,424)	(228,994)

Income taxes	--	--	--	--	491
Net loss	$(19,460)	$(17,828)	$(41,273)	$(37,424)	$(229,485)

Basic and diluted loss per common share	$(0.45)	$(0.41)	$(0.95)	$(0.92)	$(10.66)

Weighted average shares used in computing basic and diluted net loss per common share	43,556,475	43,117,656	43,531,495	40,608,571	21,530,982

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity for the
Six Months Ended June 30, 2007 (Unaudited)

(in thousands, except share amounts)

	Common stock		Additional paid-in
	Shares	Amount	capital

Balance at December 31, 2006	43,516,669	$44	$312,078
Changes during the period:
Cancellation of common stock held in escrow	(15,646)	(--)*	--
Issuance of restricted stock	165,000	--*	--
Forfeiture of restricted stock	(83,334)	(--)*	--
Surrender of common stock for tax withholding	--	--	--
Exercise of options	78,412	--*	203
Compensation in respect of options, restricted stock and warrants granted to employees, directors and third-parties	--	--	5,586
Net loss	--	--	--
Balance at June 30, 2007	43,661,101	$44	$317,867

	Treasury stock		Deficit accumulated during the development
	Shares	Amount	Stage	Total

Balance at December 31, 2006	56,100	$(89)	$(188,212)	$123,821
Changes during the period:
Cancellation of common stock held in escrow	--	--	--	(--)*
Issuance of restricted stock	--	--	--	--*
Forfeiture of restricted stock	--	--	--	(--)*
Surrender of common stock for tax withholding	23,848	(268)	--	(268)
Exercise of options	--	--	--	203
Compensation in respect of options, restricted stock and warrants granted to employees, directors and third-parties	--	--	--	5,586
Net loss	--	--	(41,273)	(41,273)
Balance at June 30, 2007	79,948	$(357)	$(229,485)	$88,069

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited)

(in thousands)

	Six months ended June 30,		Amounts accumulated during the development
	2007	2006	stage
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(41,273)	$(37,424)	$(229,485)
Adjustments to reconcile cash flows used in operating activities:
Acquired in-process research and development	--	--	18,800
Stock compensation expense	5,586	11,186	33,673
Issuance of common stock to technology licensor	--	--	359
Interest on convertible notes settled through issuance of preferred shares	--	--	253
Depreciation and amortization	84	120	2,919
(Gain) loss on disposal of property, plant and equipment	(1)	--	171
Impairment charges	600	--	3,082
Exchange rate differences	--	--	94
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in other current assets	1,622	(1,524)	46
Decrease (increase) in accrued interest receivable	143	(86)	(382)
(Increase) in security deposits	--	(241)	(263)
(Decrease) increase in accounts payable and accrued expenses	(248)	625	8,467
(Decrease) increase in accrued compensation and related liabilities	(928)	(558)	11
(Decrease) increase in other liabilities	(46)	(34)	93
Increase (decrease) in deferred revenue	65	81	(191)
Net cash used in operating activities	(34,396)	(27,855)	(162,353)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(2,763)	(1,798)	(15,751)
Proceeds from disposals of property, plant and equipment	15	--	440
(Increase) in note and accrued interest receivable from related party	--	--	(356)
Payments of transaction costs	--	(145)	(231)
Decrease (increase) in other assets	--	27	(1,192)
Investment in held-to-maturity short-term securities	(2,034)	(4,011)	(50,947)
Proceeds from maturity of held-to-maturity short-term securities	8,504	1,071	60,525
Investment in available-for-sale short-term securities	(10,000)	(30,825)	(68,100)
Proceeds from sale of available-for-sale short-term securities	18,750	175	35,150
Investment in held-to-maturity long-term securities	(2,329)	(7,822)	(40,276)
Proceeds from maturity of held-to-maturity long-term securities	2	4	192
Net cash provided by (used in) investing activities	10,145	(43,324)	(80,546)

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited)
(continued)

(in thousands)

	Six months ended June 30,		Amounts accumulated during the development stage
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term loans	$--	$--	$500
Proceeds from long-term loans	--	--	3,251
Payment of assumed notes payable and accrued interest in connection with the ACCESS Oncology acquisition	--	--	(6,322)
Issuance of convertible note, net	--	--	2,150
Issuance of preferred shares, net	--	--	8,453
Receipts on account of shares previously issued	--	--	7
Proceeds from initial public offering, net	--	--	46,298
Proceeds from subsequent public offerings, net	--	82,696	158,487
Proceeds from private placements, net	--	--	45,795
Proceeds from exercise of options and warrants	203	1,361	9,052
Purchase of treasury stock	(268)	--	(357)

Net cash (used in) provided by financing activities	(65)	84,057	267,314

Cash acquired in acquisition	--	5	99
Effect of exchange rate on cash	--	--	(94)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,316)	12,883	24,420

Cash and cash equivalents at beginning of year	48,736	68,175	--

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,420	$81,058	$24,420

NON - CASH TRANSACTIONS
Issuance of common stock in connection with acquisition	$--	$3,310	$9,635
Contingent equity rights in connection with acquisition	--	--	4,004
Assumption of liabilities in connection with acquisition	--	347	9,068
Conversion of short-term loans into contributed capital	--	--	500
Conversion of long-term loans into contributed capital	--	--	2,681
Conversion of long-term loans into convertible notes of Partec	--	--	570
Conversion of convertible notes of Partec and accrued interest into stock in Keryx	--	--	2,973
Issuance of warrants to related party as finder’s fee in private placement	--	--	114
Declaration of stock dividend	--	--	3

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$--	$--	$1,166
Cash paid for income taxes	$--	$--	$432

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Notes to Consolidated Financial Statements (unaudited)

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

The Company owns a 100% interest in each of ACCESS Oncology, Inc., Neryx Biopharmaceuticals, Inc., and Accumin Diagnostics, Inc., all U.S. corporations incorporated in the State of Delaware, and Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd., each organized in Israel. In 2003, the Company’s subsidiaries in Israel ceased operations and are currently in the process of being closed down. Most of the Company's biopharmaceutical development and substantially all of its administrative operations during the six months ended June 30, 2007, and 2006, were conducted in the United States of America.

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

On April 6, 2006, Accumin Diagnostics, Inc., a wholly-owned subsidiary of the Company, completed the acquisition of AccuminTM, a novel, patent protected, diagnostic for the direct measurement of total, intact urinary albumin, from AusAm Biotechnologies, Inc. The transaction was accounted for under the purchase method of accounting. The assets and liabilities of Accumin that the Company acquired and assumed pursuant to the acquisition have been included in the Company’s consolidated financial statements as of April 6, 2006. (See Note 4).

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants outstanding as of June 30, 2007, and 2006, which are not included in the computation of net loss per share amounts, were 10,859,094 and 10,816,937, respectively.

PATENTS

Through March 31, 2006, the Company classified its patent expenses in other research and development. Effective April 1, 2006, the Company has classified its patent expenses in other general and administrative. The results of prior periods have not been reclassified because they were not significant.

ACCOUNTING FOR MANUFACTURING SUITE

As of June 30, 2007, the Company has spent approximately $10.8 million in capital expenditures building its manufacturing suite for Sulonex. The Company anticipates that in the second half of 2007, after equipment validation has been completed, the facility will be ready for its intended use, and the Company will begin to depreciate this asset at that time.

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

Prior to the adoption of FIN 48, the Company included interest accrued on the underpayment of income taxes, if any, in selling, general and administrative expense. The Company continued to follow this policy following the adoption of FIN 48.

The Company files income tax returns in the U.S. and the statue of limitations has expired for years prior to 2003. In 2006, the Internal Revenue Service commenced an examination of the Company’s U.S. Federal income tax returns for tax years 2004 and 2005. The Company has filed inactive returns in Israel for its subsidiaries in Israel since 2004. These subsidiaries in Israel had ceased operations and are currently in the process of being closed down. In 2007, the Israeli tax authorities commenced an examination of the Israeli tax returns of one of the Company’s subsidiaries in Israel for the tax years 2003 through 2006.

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

On June 20, 2007, at the 2007 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation increasing the shares of authorized common stock from 60,000,000 shares to 95,000,000 shares. The number of authorized shares of preferred stock remains unchanged at 5,000,000 shares.

TREASURY STOCK

On February 14, 2007, our former Chief Financial Officer surrendered to the Company 5,973 shares of common stock in order to satisfy his tax withholding obligation upon the vesting of 16,666 shares of restricted stock. The 5,973 shares of common stock are being held by the Company in Treasury, at a cost of approximately $70,000, representing the fair market value on the date the shares were surrendered.

On April 25, 2007, our President surrendered to the Company 17,875 shares of common stock in order to satisfy his tax withholding obligation upon the vesting of 50,000 shares of restricted stock. The 17,875 shares of common stock are being held by the Company in Treasury, at a cost of approximately $198,000, representing the fair market value on the date the shares were surrendered.

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

In April 2007, the Company adopted the 2007 General Counsel Incentive Stock Option Plan (the “2007 GC Plan”). Under the 2007 GC Plan, the Company’s board of directors granted an option to the newly-appointed General Counsel of the Company to purchase up to 150,000 shares of authorized but unissued common stock. The option has a term of 10 years from the date of the grant. The option granted to the newly appointed General Counsel was made pursuant to an employment arrangement. Of these options, 37,500 vest on the one-year anniversary of employment and 9,375 vest every three months following the one-year anniversary of employment, until the 48th month of employment. No additional shares of our common stock may be issued under the 2007 GC Plan.

The 2007 Incentive Plan was adopted in June 2007 by our stockholders. Under the 2007 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, consultants, employees and officers. The 2007 Incentive Plan authorizes grants to purchase up to 6,000,000 shares of authorized but unissued common stock. The plan limits the term of each option to no more than 10 years from the date of their grant. As of June 30, 2007, up to an additional 6,000,000 shares may be issued under the 2007 Incentive Plan.

The following table summarizes equity awards authorized by the Company as of June 30, 2007.

Plan	Exercise price	Authorized	Outstanding	Exercised	Restricted stock vested	Exercisable	Available for grant
1999 Stock Option Plan	$0.10 - 1.30	4,230,000	617,995	3,506,505	--	617,995	--
2000 Stock Option Plan	1.10 - 14.64	4,455,000	2,819,465	1,581,156	--	2,291,455	54,379
Non Plan	0.33	240,000	60,000	157,500	--	60,000	--
2002 CEO Incentive Stock Option Plan	1.30	2,002,657	2,002,657	--	--	2,002,657	--
2004 President Incentive Plan	9.25	1,000,000	1,000,000	--	--	500,000	--
2004 Long-Term Incentive Plan	7.13 - 18.06*	4,000,000	3,721,445	131,037	66,666	1,444,615	80,852
2006 CFO Incentive Plan	15.30	500,000	180,556	--	--	180,556	--
2007 CAO Inducement Plan	11.11	100,000	100,000	--	--	--	--
2007 General Counsel Incentive Stock Option Plan	11.02	150,000	150,000	--	--	--	--
2007 Incentive Plan	--	6,000,000	--	--	--	--	6,000,000
		22,677,657	10,652,118	5,376,198	66,666	7,097,278	6,135,231
* Exercise price range excludes restricted stock.

A summary of the status of the Company’s equity awards as of June 30, 2007 and December 31, 2006, and changes during the period is presented in the table below.

		Outstanding equity awards
	Shares available	Number of shares	Weighted- average exercise price
Balance, December 31, 2006	152,158	10,849,713	$7.82
Authorized	6,250,000	--	--
Granted	(651,200)	651,200	8.05
Exercised	--	(78,412)	2.59
Restricted stock vested	--	(66,666)	--
Canceled	(319,444)	--	--
Forfeited and expired	703,717	(703,717)	12.18
Balance, June 30, 2007	6,135,231	10,652,118	$7.64
Exercisable at December 31, 2006		6,178,994	$3.92
Exercisable at June 30, 2007		7,097,278	$5.36

As of June 30, 2007, there were 115,000 shares of restricted stock outstanding under the 2004 Long-Term Incentive Plan (included in the tables above).

A summary of share-based compensation activity for the six months ended June 30, 2007 is presented below:

Stock Options
	Number of options	Exercise price per share	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2006	10,749,713	$0.10 - $ 18.06	$7.90	7.6	$58,048,000
Granted	486,200	10.12 - 11.11	10.78
Exercised	(78,412)	0.10 - 9.25	2.59
Forfeited and expired	(620,383)	1.92 - 18.00	13.82
Outstanding at June 30, 2007	10,537,118	$0.10 - 18.06	$7.72	7.0	$21,601,000
Vested and expected to vest at June 30, 2007	10,441,030	$0.10 - 18.06	$7.68	7.0	$21,822,000
Exercisable at June 30, 2007	7,097,278	$0.10 - 18.06	$5.36	6.4	$31,299,000

The aggregate intrinsic value of options exercised for the six months ended June 30, 2007 and 2006 was approximately $735,000 and $7,538,000, respectively. Upon the exercise of outstanding options, the Company issues new shares.

As of June 30, 2007, 3,604,944 options issued to directors and employees, and 93,000 options issued to consultants, are milestone-based, of which 3,379,944 options issued to directors and employees, and 43,000 options issued to consultants, are vested and exercisable.

Restricted Stock
	Number of shares	Average grant date fair value
Nonvested at December 31, 2006	100,000	$15.30
Granted	165,000	10.50
Vested	(66,666)	12.09
Forfeited	(83,334)	15.30
Nonvested at June 30, 2007	115,000	$10.28

Warrants
	Warrants	Weighted- average exercise price
Outstanding at December 31, 2006	321,976	$4.65
Issued	--	--
Exercised	--	--
Canceled	--	--
Outstanding at June 30, 2007	321,976	$4.65

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

The weighted average fair market value of options granted during the three months ended June 30, 2007, and 2006, as of the date of the grant, was $6.25 and $6.63, respectively. The assumptions used in the calculation of the fair value of options granted during the three months ended June 30, 2007, and 2006, were a weighted average expected term of 4.4 and 2.6 years, respectively, a weighted average expected volatility rate of 71.36% and 77.14%, respectively, and a weighted average risk-free interest rate of 4.73% and 5.04%, respectively.

The weighted average fair market value of options granted during the six months ended June 30, 2007, and 2006, as of the date of the grant, was $6.42 and $7.83, respectively. The assumptions used in the calculation of the fair value of options granted during the six months ended June 30, 2007, and 2006, were a weighted average expected term of 4.5 and 3.0 years, respectively, a weighted average expected volatility rate of 71.58% and 79.17%, respectively, and a weighted average risk-free interest rate of 4.67% and 4.76%, respectively.

The Company used historical information to estimate forfeitures within the valuation model. As of June 30, 2007, there was $20.7 million of total unrecognized compensation cost, related to nonvested stock options and restricted stock, which is expected to be recognized over a weighted-average period of 2.5 years.

NOTE 3 - BONUS TO OFFICER

Pursuant to his employment agreement, the Chief Executive Officer of the Company was entitled to receive a one-time $2 million cash bonus due to the achievement of a corporate milestone that occurred, and was expensed, in the first quarter of 2006 and paid in the second quarter of 2006. Of this amount, $1 million was included in other research and development expenses and $1,000,000 was included in other selling, general and administrative expenses for the six months ended June 30, 2006.

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

The purchase price of Accumin was $3,996,000, which included the issuance of 245,024 shares of the Company’s common stock, the assumption of certain liabilities of AusAm equal to approximately $345,000 and transaction costs and cash settlement costs of approximately $341,000. ADI also entered into a royalty arrangement under which ADI may be required to pay up to a maximum of $16.1 million to AusAm on revenue from a next generation product following Food and Drug Administration marketing approval. Keryx filed a registration statement on Form S-3 with the SEC on April 6, 2006 with respect to the shares issued to AusAm which was declared effective on June 23, 2006 (the “Effective Date”). On the Effective Date, 245,024 shares were released from escrow to AusAm.

The excess of the purchase price over the net assets acquired in the Accumin transaction represented goodwill of approximately $3,208,000, which has been allocated to our Products segment based on the proposed synergies associated with Sulonex.

Subsequent to the closing, disputes arose between AusAm and Keryx relating to the determination of the purchase consideration under the acquisition agreement. On July 31, 2006, AusAm filed a motion purporting to seek to enforce the terms of the acquisition agreement and alleging damages in the amount of $818,145. (In re:  AusAm Biotechnologies, Inc., Chapter 11 Case No. 06-10214 (RDD) (Bankr. S.D.N.Y.)). The matter has been settled pursuant to a settlement agreement approved by the Bankruptcy Court on April 10, 2007. In April 2007, under the settlement, Keryx paid AusAm $110,075 in full settlement of all claims made by AusAm in the action. Following completion of the settlement, 15,646 shares of the Company’s common stock, which were issued and outstanding and held in escrow, were canceled.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recognizes an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management reviews various quantitative and qualitative factors in determining whether an impairment indicator exists, a triggering event. If an analysis is necessitated by the occurrence of a triggering event, the Company makes certain assumptions in determining the impairment amount. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. The Company continues to derive incidental revenue from the sale of the Accumin diagnostic tool. During the first quarter of 2007, management reviewed both its original and projected revenue estimates associated with the diagnostic tool. As a result of the projected cash flows of the diagnostic tool, the Company concluded that the intangible asset was impaired and recorded an impairment charge of approximately $600,000 to write-down identifiable intangible long-lived assets associated with Accumin. The charge was recorded in other selling, general and administrative expenses within the Diagnostics segment.

Unaudited pro forma financial information has not been presented as the AusAm information is immaterial to our results of operations.

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

Segment information for the three and six month periods were as follows:

	Revenue
	Three months ended June 30,		Six months ended June 30,		Amounts accumulated during the development
(in thousands)	2007	2006	2007	2006	stage

Diagnostics	$36	$23	$66	$23	$169
Services	14	224	26	336	1,840
Products	--	--	--	--	--
Total	$50	$247	$92	$359	$2,009

	Operating loss
	Three months ended June 30,		Six months ended June 30,		Amounts accumulated during the development
(in thousands)	2007	2006	2007	2006	stage

Diagnostics	$(21)	$(414)	$(695)	$(414)	$(1,712)
Services	(16)	126	(36)	67	(266)
Products	(20,623)	(19,439)	(43,183)	(39,958)	(243,019)
Total	$(20,660)	$(19,727)	$(43,914)	$(40,305)	$(244,997)

A reconciliation of the totals reported for the operating segments to the consolidated total net loss is as follows:

	Net loss
	Three months ended June 30,		Six months ended June 30,		Amounts accumulated during the development
(in thousands)	2007	2006	2007	2006	stage

Operating loss of reportable segments	$(20,660)	$(19,727)	$(43,914)	$(40,305)	$(244,997)
Interest and other income	1,200	1,899	2,641	2,881	16,003
Income taxes	--	--	--	--	(491)
Consolidated net loss	$(19,460)	$(17,828)	$(41,273)	$(37,424)	$(229,485)

The carrying amount of goodwill by reportable segment as of June 30, 2007 and December 31, 2006 was as follows:

	Goodwill
(in thousands)	June 30, 2007	December 31, 2006

Diagnostics	--	--
Services	--	--
Products	$3,208	$3,208
Total	$3,208	$3,208

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to “Keryx,” the “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc., its predecessor company and our subsidiaries.

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important, novel pharmaceutical products for the treatment of life-threatening diseases, including diabetes and cancer. Our lead compound under development is Sulonex™ (sulodexide), which we previously referred to as KRX-101, a first-in-class, oral heparinoid compound for the treatment of diabetic nephropathy, a life-threatening kidney disease caused by diabetes. Sulonex is in a pivotal Phase III and Phase IV clinical program under a Special Protocol Assessment, or SPA, with the Food and Drug Administration, or FDA. Additionally, we are developing Zerenex™, an oral, iron-based compound that has the capacity to bind to phosphate and form non-absorbable complexes. Zerenex is currently in Phase II clinical development for the treatment of hyperphosphatemia (elevated phosphorous levels) in patients with end stage renal disease, or ESRD. We are also developing clinical-stage oncology compounds, including KRX-0401 (perifosine), a novel, first-in-class, oral anti-cancer agent that modulates Akt, a protein in the body associated with tumor survival and growth, and a number of other key signal transduction pathways, including the JNK and MAPK pathways, which are pathways associated with programmed cell death, cell growth, cell differentiation and cell survival. KRX-0401 is currently in Phase II clinical development for multiple tumor types. We also have an active in-licensing and acquisition program designed to identify and acquire additional drug candidates. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

The table below summarizes the status of our product pipeline.

Product candidate	Target indication	Development status
Endocrine/Renal
Sulonex™	Diabetic nephropathy	Phase III & Phase IV
Zerenex™	Hyperphosphatemia in patients with end-stage renal disease	Phase II
Oncology
KRX-0401	Multiple forms of cancer	Phase II
KRX-0402	Brain cancer	Phase II
KRX-0601	Multiple forms of cancer	Phase II
KRX-0404	Multiple forms of cancer	Pre-clinical
Neurology
KRX-0701	Diabetic neuropathy	Phase II
KRX-0501	Neurological disorders	Phase I

Recent Developments

Sulonex

In June 2007, we announced the randomization of the last patient in our pivotal Phase III clinical trial of Sulonex for the treatment of diabetic nephropathy. This Phase III clinical program, with a total of 1,056 randomized patients worldwide, is being conducted under the Subpart-H guidelines for accelerated approval pursuant to an SPA with the FDA. Based on the completion of randomization, we expect to have the last patient complete the six months of active treatment before the end of the year.

At the American Diabetes Association Annual Meeting in June 2007, the Collaborative Study Group, or the CSG, presented in a poster presentation final Phase II data from the U.S.-based pilot Phase II multi-center clinical study conducted by the CSG. A total of 149 patients were randomized into one of three groups (47 patients to placebo, 50 patients to 200 mg/day of sulodexide, and 52 patients to 400 mg/day of sulodexide) and administered study medication (All-Patient Treated Group). Out of the 149 patients in the All-Patient Treated Group (APT), 130 patients were included in the Intent-to-Treat (ITT) analysis at the end of the treatment period (six months). Nineteen patients were excluded from the ITT analysis due to the presence of a urinary tract infection and/or a missing baseline urinary albumin creatinine ratio (uACR) data.

The results for the primary composite endpoint of therapeutic success (defined as normalization with a 25% reduction in the uACR or a 50% reduction in the uACR) for the ITT group at six months (end of treatment phase) is shown in the table below:

Table 1—Percent of Patients Achieving Therapeutic Success 6 Months (End of Treatment)

	Placebo	200 mg/day sulodexide	400 mg/day sulodexide
Number of Patients	39	42	49
Number of Patients with Therapeutic Success	6	14	9
Proportion or Percentage	15%	33%	18%
95% Confidence Interval	6% - 31%	20% - 50%	9% - 32%

The trend for the increased rate of therapeutic success with the 200 mg/day dose of sulodexide versus placebo was also presented by the CSG in the poster.

Table 2—Trend for Increased Rate of Therapeutic Success(1)

Treatment Comparison	Outcome	% of Events Placebo	% of Events 200 mg/day	Odds Ratio	p Values
200 mg/day vs. Placebo	Normalization	7.7%	16.7%	2.40	0.315
200 mg/day vs. Placebo	50% Reduction	12.8%	28.6%	2.72	0.105
200 mg/day vs. Placebo	Therapeutic Success	15.4%	33.3%	2.75	0.075

(1) 95% confidence interval for therapeutic success at six month for the Odds ratio was 0.84 to 9.83.

Table 3—Percent of Patients Achieving Therapeutic Success at Six-Month Sustained Two-Months (Post-Treatment)

	Placebo	200 mg/day sulodexide	400 mg/day sulodexide
Proportion or Percentage	7.9%	22.0%	13.0%
95% Confidence Interval	1.7% - 21.4%	10.6% - 37.6%	4.9% - 26.3%

The change in the geometric mean albumin to creatinine ratio over time was presented in the poster and is shown in the table below.

Table 4—Change in Geometric Mean Albumin to Creatinine Ratio over Time

Treatment Group	Baseline	2-Month	4-Month	6-Month (End of Treatment)	Post-Treatment
Placebo (n= 39)	73	70	78	85	87
200 mg/day (n= 42)	74	58	65	57	66
400 mg/day (n= 49)	67	70	67	73	74

During this study, the following coagulation parameters were assessed prior to dosing (baseline) and at the end of treatment (6-month): fibrinogen, APTT, INR ratio, and prothrombin time (PT). There were no significant changes in the coagulation parameters for placebo, 200 mg/day of sulodexide and 400 mg/day of sulodexide when comparing mean endpoint values to mean baseline values for the parameters assessed.

The number of patients with at least one adverse event of any type, a serious adverse event or possibly related adverse event was reported in the poster and is shown in the table below.

Table 5—Adverse Event Data

	Any Adverse Event			Serious Adverse Event			Possibly Related Adverse Event
Treatment	N	% of Patients	N of Events	N	% of Patients	N of Events	N	% of Patients	N of Events
Placebo (n= 47)	38	81%	102	4	9%	4	5	11%	9
200 mg/d (n= 50)	46	92%	174	16	36%	20	7	14%	11
400 mg/d (n= 52	42	81%	114	4	10%	4	11	21%	14

The CSG summarized in the poster that this Phase II trial was not powered to obtain definitive results for efficacy. However, observed trends were consistent with the hypothesis that administration of sulodexide is associated with a decreased urine albumin excretion in the patient population studied and the decrease in albumin excretion rate, defined as the achievement of normoalbuminuria or 50% decrease in albuminuria, appeared to be maintained for two months after cessation of therapy. A manuscript on the final results from this study has been prepared by the CSG and will be submitted to a peer-reviewed journal for publication.

We are engaged in an arbitration proceeding with the licensor of the active ingredient in Sulonex, Alfa Wasserman S.p.A. The dispute concerns certain terms of the License Agreement related to the provision of data to Alfa Wasserman and consultation regarding management of the licensed patents. The matter is expected to proceed to an arbitration hearing in the United Kingdom in early fourth quarter 2007. The outcome of the arbitration should not affect the validity of the license, but whether we are required to share data with Alfa Wasserman for that company’s use outside of our licensed territories and our ongoing management of the licensed patent portfolio. Alfa Wasserman also seeks unspecified damages. If the arbitrator determines that we owe Alfa Wasserman the data, and that failure to deliver such data constitutes a material breach of the License Agreement, then we will have 28 days to cure such breach following the final arbitration decision by delivering any data required to be provided. Failure to cure would entitle Alfa Wasserman to terminate the License Agreement.

Zerenex

In August 2007, we provided the FDA with our 28-day toxicology package for rats and dogs. Assuming the FDA accepts our 28-day toxicology package, we plan to commence a Phase II high-dose exposure clinical trial in the fourth quarter of 2007. Once we have the Phase II high-dose exposure clinical trial underway, we will have a better understanding of when we believe we can commence our Phase III pivotal program.

KRX-0701

During the first half of 2007, we in-licensed KRX-0701 (Dexlipotam) (tromethamine-salt of R(+)-α-lipoic acid), a compound being investigated for the treatment of diabetic neuropathy and possibly other neuropathic conditions. Currently, there is an Investigational New Drug Application for Dexlipotam in the United States and we are planning to initiate a Phase II dose-ranging study in 2008. KRX-0701 is considered to be an antioxidant and can normalize the cell redox imbalance that occurs in diabetes. We hold an exclusive worldwide license to KRX-0701, which we licensed from Degussa AG, a wholly owned subsidiary of the RAG Group based in Germany. In accordance with the terms of the agreement, we made an up-front payment and will make milestone payments as well as pay royalties on product sales.

KRX-0501

In May 2007, we initiated a first-in-man Phase I study for KRX-0501, a nerve growth factor enhancer, in healthy volunteers to assess the pharmacokinetic profile. KRX-0501 was licensed from Krenitsky Pharmaceuticals, Inc. in 2005 and we hold a worldwide license to develop and sell the product for all indications. KRX-0501 is believed to have potential for use in the treatment of neurological conditions such as diabetic neuropathic pain, Huntington and Alzheimer’s disease, as well as chemotherapy-induced neuropathy.

Financial Management Change

On June 18, 2007, we announced that Ronald C. Renaud, Jr., Senior Vice President and Chief Financial Officer, resigned his position with us effective June 27, 2007. Mark Stier, our Chief Accounting Officer, has assumed responsibilities for all financial functions at Keryx.

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

Our results of operations include non-cash compensation expense as a result of the grants of stock options, restricted stock and warrants. Compensation expense for awards of options and restricted stock granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statements of operations. We expect to continue to incur significant non-cash compensation as a result of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which we adopted on January 1, 2006. For awards of options and warrants to consultants and other third-parties, compensation expense is determined at the “measurement date,” in accordance with the fair value method prescribed by the provisions of Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”). The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. These awards are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date. In addition, because some of the options, restricted stock and warrants issued to employees, consultants and other third-parties vest upon the achievement of certain milestones, the total expense is uncertain.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2007 and June 30, 2006

Diagnostic Revenue. Diagnostic revenue increased by $13,000 to $36,000 for the three months ended June 30, 2007, as compared to diagnostic revenue of $23,000 for the three months ended June 30, 2006. We do not expect our diagnostic revenue to have a material impact on our financial results during the remainder of 2007.

Service Revenue. Service revenue decreased by $210,000 to $14,000 for the three months ended June 30, 2007, as compared to service revenue of $224,000 for the three months ended June 30, 2006. The decrease in service revenue was primarily due to the timing and extent of services performed in accordance with our service contracts. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2007.

Cost of Diagnostics Sold. Cost of diagnostics sold decreased by $3,000 to $16,000 for the three months ended June 30, 2007, as compared to an expense of $19,000 for the three months ended June 30, 2006. We do not expect our cost of diagnostics sold to have a material impact on our financial results during the remainder of 2007.

Cost of Services. Cost of services decreased by $68,000 to $30,000 for the three months ended June 30, 2007, as compared to an expense of $98,000 for the three months ended June 30, 2006. The decrease in cost of services was primarily due to the timing and extent of services performed in accordance with our service contracts. We do not expect our cost of services to have a material impact on our financial results during the remainder of 2007.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option and restricted stock grants was $1,178,000 for the three months ended June 30, 2007, as compared to an expense of $2,104,000 for the three months ended June 30, 2006. The three months ended June 30, 2006 included $565,000 of additional non-cash compensation expense related to the adjustment of an award, which expense should have been recognized in the three months ended March 31, 2006. Additionally, in the three months ended June 30, 2006, based on his activities in this area, a portion of the compensation expense relating to our chief executive officer included an allocation to non-cash compensation expense (research and development). Beginning in 2007, based on his current activities, this expense is being charged to non-cash compensation expense (selling, general and administrative). This change accounted for approximately $537,000 of the difference.

Other Research and Development Expenses. Other research and development expenses increased by $3,333,000 to $15,685,000 for the three months ended June 30, 2007, as compared to $12,352,000 for the three months ended June 30, 2006. The increase in other research and development expenses was due primarily to a $2,160,000 increase in expenses related to our Sulonex pivotal Phase III and Phase IV clinical programs, and due to a $1,214,000 increase in expenses related to our other clinical compounds.

We expect our other research and development costs to increase modestly during the remainder of 2007 as a result of the pivotal Phase III and Phase IV clinical program for Sulonex and the expansion of the clinical program for KRX-0401, as well as possible development programs for our other drug candidates.

Non-Cash Compensation Expense (Selling, General and Administrative). Non-cash compensation expense related to stock option and restricted stock grants was $1,407,000 for the three months ended June 30, 2007, as compared to an expense of $3,541,000 for the three months ended June 30, 2006. This difference was primarily attributable to, during the three months ended June 30, 2006, approximately $1,697,000 of expense for modifications made by the Board of Directors of the vesting and exercisability of certain grants during the second quarter of 2006. Additionally, in the three months ended June 30, 2006, based on his activities in this area, a portion of the compensation expense relating to our chief executive officer included an allocation to non-cash compensation expense (research and development). Beginning in 2007, based on his current activities, this expense is being charged to non-cash compensation expense (selling, general and administrative), accounting for approximately $537,000 of increased expense, which offsets the decrease in expense discussed above. In addition, during the six months ended June 30, 2007, we recorded a reduction of expense of approximately $479,000 associated with stock option forfeitures following the resignation of our chief financial officer.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased by $534,000 to $2,394,000 for the three months ended June 30, 2007, as compared to an expense of $1,860,000 for the three months ended June 30, 2006. The increase in other selling, general and administrative expenses was due primarily to an increase in legal fees of approximately $246,000 associated with the maintenance of our products, as well as increased expenses associated with the scale-up of our operations and infrastructure to prepare to commercialize our drug candidates. We expect our other selling, general and administrative costs to increase over the remainder of 2007.

Interest and Other Income, Net. Interest and other income, net, decreased by $699,000 to $1,200,000 for the three months ended June 30, 2007, as compared to income of $1,899,000 for the three months ended June 30, 2006. The decrease resulted from a lower level of invested funds as compared to the comparable period last year.

Six months ended June 30, 2007 and June 30, 2006

Diagnostic Revenue. Diagnostic revenue increased by $43,000 to $66,000 for the six months ended June 30, 2007, as compared to diagnostic revenue of $23,000 for the six months ended June 30, 2006. The increase in diagnostic revenue was primarily due to the inclusion of six months of Accumin’s results in the period ended June 30, 2007. The prior period included results from April 6, 2006, the acquisition date. We do not expect our diagnostic revenue to have a material impact on our financial results during the remainder of 2007.

Service Revenue. Service revenue decreased by $310,000 to $26,000 for the six months ended June 30, 2007, as compared to service revenue of $336,000 for the six months ended June 30, 2006. The decrease in service revenue was primarily due to the timing and extent of services performed in accordance with our service contracts. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2007.

Cost of Diagnostics Sold. Cost of diagnostics sold increased by $19,000 to $38,000 for the six months ended June 30, 2007, as compared to an expense of $19,000 for the six months ended June 30, 2006. The increase in cost of diagnostics sold was primarily due to the inclusion of six months of Accumin’s results in the period ended June 30, 2007. The prior period included results from April 6, 2006, the acquisition date. We do not expect our cost of diagnostics sold to have a material impact on our financial results during the remainder of 2007.

Cost of Services. Cost of services decreased by $207,000 to $62,000 for the six months ended June 30, 2007, as compared to an expense of $269,000 for the six months ended June 30, 2006. The decrease in cost of services was primarily due to the timing and extent of services performed in accordance with our service contracts. We do not expect our cost of services to have a material impact on our financial results during the remainder of 2007.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option and restricted stock grants was $2,173,000 for the six months ended June 30, 2007, as compared to an expense of $4,828,000 for the six months ended June 30, 2006. This difference was primarily attributable to, during the six months ended June 30, 2006, approximately $1,128,000 of expense for the accelerated vesting of options due to the achievement of a financial milestone, and additionally, in the six months ended June 30, 2006, based on his activities in this area, a portion of the compensation expense relating to our chief executive officer included an allocation to non-cash compensation expense (research and development). Beginning in 2007, based on his current activities, this expense is being charged to non-cash compensation expense (selling, general and administrative). This change accounted for approximately $1,149,000 of the difference.

Other Research and Development Expenses. Other research and development expenses increased by $8,446,000 to $33,131,000 for the six months ended June 30, 2007, as compared to $24,685,000 for the six months ended June 30, 2006. The increase in other research and development expenses was due primarily to a $4,983,000 increase in expenses related to our Sulonex pivotal Phase III and Phase IV clinical programs (the comparative period last year included one-half, or $1,000,000, of a one-time bonus paid to our Chief Executive Officer pursuant to his employment agreement for the achievement of a corporate milestone). In addition, the increase was due to a $3,487,000 increase in expenses related to our other clinical compounds (including $1,127,000 of expenses relating to the in-licensing and purchase of related inventory for KRX-0701).

We expect our other research and development costs to increase modestly during the remainder of 2007 as a result of the pivotal Phase III and Phase IV clinical program for Sulonex and the expansion of the clinical program for KRX-0401, as well as possible development programs for our other drug candidates.

Non-Cash Compensation Expense (Selling, General and Administrative). Non-cash compensation expense related to stock option and restricted stock grants was $3,413,000 for the six months ended June 30, 2007, as compared to an expense of $6,358,000 for the six months ended June 30, 2006. This difference was primarily attributable to, during the six months ended June 30, 2006, approximately $1,636,000 of expense for the accelerated vesting of options, due to the achievement of a financial milestone, and approximately $1,697,000 of expense for modifications made by the Board of Directors of the vesting and exercisability of certain grants during the second quarter of 2006. Additionally, in the six months ended June 30, 2006, based on his activities in this area, a portion of the compensation expense relating to our chief executive officer included an allocation to non-cash compensation expense (research and development). Beginning in 2007, based on his current activities, this expense is being charged to non-cash compensation expense (selling, general and administrative), accounting for approximately $1,149,000 of increased expense, which offsets the decrease in expenses discussed above. In addition, during the six months ended June 30, 2007, we recorded a reduction of expense of approximately $479,000 associated with stock option forfeitures following the resignation of our chief financial officer.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased by $684,000 to $5,189,000 for the six months ended June 30, 2007, as compared to an expense of $4,505,000 for the six months ended June 30, 2006. Other selling, general and administrative expenses for the six months ended June 30, 2007 includes an impairment charge of approximately $600,000 related to certain intangibles associated with Accumin’s diagnostic product. Additionally, there was an increase in legal fees of approximately $534,000 associated with the maintenance of our products. The comparative period last year included one-half, or $1,000,000, of a one-time bonus paid to our Chief Executive Officer pursuant to his employment agreement for the achievement of a corporate milestone. In addition, during the six months ended June 30, 2007, we incurred additional expenses associated with the scale-up of our operations and infrastructure to prepare to commercialize our drug candidates. We expect our other selling, general and administrative costs to increase over the remainder of 2007.

Interest and Other Income, Net. Interest and other income, net, decreased by $240,000 to $2,641,000 for the six months ended June 30, 2007, as compared to income of $2,881,000 for the six months ended June 30, 2006. The decrease resulted from a lower level of invested funds as compared to the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through public offerings of our common stock, various private placement transactions, and option and warrant exercises.

As of June 30, 2007, we had $88.3 million in cash, cash equivalents, interest receivable, and short-term and long-term securities, a decrease of $37.3 million from December 31, 2006. Cash used in operating activities for the six months ended June 30, 2007 was $34.4 million, as compared to $27.9 million for the six months ended June 30, 2006. This increase in cash used in operating activities was due primarily to increased expenditures associated with the execution of our business plan, including costs associated with our pivotal Phase III and Phase IV clinical program for Sulonex and the expansion of our other clinical programs. For the six months ended June 30, 2007, net cash provided by in investing activities of $10.1 million was primarily the result of the maturity and sale of marketable securities in our investment portfolio, net of purchases, of approximately $12.9 million, partially offset by purchases of property, plant and equipment of approximately $2.8 million. For the six months ended June 30, 2007, net cash used in financing activities of $65,000 was primarily the result of the surrendering to us of 23,848 shares of common stock, by our President and former Chief Financial Officer, in order to satisfy tax withholding obligations upon the vesting of restricted stock, at a cost of approximately $268,000, offset by $203,000 of proceeds from the exercise of options.

We have entered into a relationship with a U.S.-based contract manufacturer for Sulonex to build a larger scale manufacturing suite within their current facility, which they will operate on our behalf. We believe this suite will be suitable to manufacture and produce initial commercialization quantities of Sulonex (for approximately one to three years from launch). As of June 30, 2007, we have spent approximately $10.8 million in capital expenditures building our manufacturing suite for Sulonex. We anticipate that in the second half of 2007, after equipment validation has been completed, the facility will be ready for its intended use.

We believe that our $88.3 million in cash, cash equivalents, interest receivable and investment securities as of June 30, 2007 will be sufficient to enable us to meet our planned operating needs and capital expenditures through the date of the release of our Phase III Sulonex data, expected in the first half of 2008. Depending on the outcome of our Phase III study, our cash requirements will vary dramatically. In the event of a negative outcome, we believe our current capital resources will enable us to meet our revised operating needs and capital expenditures for at least 12 to 24 months from January 2008.

Our cash and cash equivalents and investment securities as of June 30, 2007 are invested in highly liquid investments such as cash, money market accounts and short-term and long-term U.S. corporate and government debt and auction note securities. As of June 30, 2007, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our liquidity. We expect that our liquidity needs throughout 2007 will continue to be funded from existing cash, cash equivalents, and short-term marketable securities.

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

As of June 30, 2007, there was approximately $3.2 million of net goodwill on our consolidated balance sheet. Prior to the impairment charge taken in the first quarter of 2007, we amortized our identifiable intangible assets associated with Accumin over their estimated economic lives, which was 12 years, the life of the patents, using the straight-line method.

Impairment. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recognizes an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, the Company makes certain assumptions in determining the impairment amount. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. The Company continues to derive revenue from the sale of the Accumin diagnostic tool. During the first quarter of 2007, management reviewed both its original and projected revenue estimates associated with the diagnostic tool. As a result of this analysis, the Company concluded that the asset was impaired and recorded an impairment charge of approximately $600,000 to write-down identifiable intangible long-lived assets associated with Accumin. The charge was recorded in other selling, general and administrative expenses within the Diagnostics segment.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, requires periodic tests of goodwill for impairment and that other intangible assets be amortized over their useful lives unless these lives are determined to be indefinite. SFAS No. 142 requires goodwill be tested using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

Accounting For Our Manufacturing Suite. We have entered into a relationship with a U.S.-based contract manufacturer for Sulonex to build a larger scale manufacturing suite within their current facility, which they will operate on our behalf. We believe this suite will be suitable to manufacture and produce initial commercialization quantities of Sulonex (for approximately one to three years from launch). As of June 30, 2007, we have spent approximately $10.8 million in capital expenditures building the suite. We anticipate that in the second half of 2007, after equipment validation has been completed, the facility will be ready for its intended use and we will begin to depreciate this asset at that time. Significant estimates and judgments were made, and will continue to be made, relating to the appropriate in-service date of these assets and the related asset retirement obligation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt and auction note securities in accordance with our investment policy. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of June 30, 2007, our portfolio of financial instruments consists of cash equivalents and short-term and long-term interest bearing securities, including corporate debt, money market funds, government debt and auction note securities. The average duration of all of our held-to-maturity investments held as of June 30, 2007, was less than 12 months. Additionally, the re-pricing of our auction notes within thirty days allows these securities to function as short-term investments. Due to the short-term nature of our investments, we believe we have no material exposure to interest rate risk arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.

In July 2003, Keryx (Israel) Ltd., one of our Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord. On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement. In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of our Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, our Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx. The amount demanded by the landlord totals 4,345,313 New Israeli Shekels, or approximately $1,023,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord's complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord's complaint. Generally, each answer challenges the merits of the landlord's cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer. At this time, the Circuit Court of Jerusalem has not issued a decision with respect to the motion to dismiss. A hearing on a motion by Keryx Biopharmaceuticals, Inc. and Michael S. Weiss to vacate service of process outside of Israel was held in June 2006. On October 15, 2006, the Court held that the service of the claim against Mr. Weiss is vacated. Consequently, the Circuit Court of Jerusalem dismissed the suit against Mr. Weiss. However, the service against us was sustained. We appealed this holding. The appeal was denied on June 18, 2007, and we filed a petition for certiorari to the Supreme Court of Israel. The motion is pending. To date, we have not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of the charge, if any.

In April 2006, we acquired the assets of the diagnostics business of AusAm Biotechnologies, Inc., (“AusAm”) a debtor in a pending Chapter 11 proceeding, in a court-approved transaction.  Subsequent to the closing, disputes arose between AusAm and Keryx relating to the determination of the purchase consideration under the acquisition agreement. On July 31, 2006, AusAm filed a motion purporting to seek to enforce the terms of the acquisition agreement and alleging damages in the amount of $818,145. (In re:  AusAm Biotechnologies, Inc., Chapter 11 Case No. 06-10214 (RDD) (Bankr. S.D.N.Y.)). The matter has been settled pursuant to a settlement agreement approved by the Bankruptcy Court on April 10, 2007. Under the settlement, Keryx paid AusAm $110,075 on April 12, 2007 in full settlement of all claims made by AusAm in the action.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2007, we had an accumulated deficit of approximately $229.5 million. As we expand our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

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

Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are planning clinical trials that will seek to enroll patients with the same diseases as we are studying. In addition, one of our current trials for Sulonex is designed to continue until a pre-determined number of events have occurred to the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates and may also incur increased costs if enrollment is increased in order to achieve the desired number of events. If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials on a cost-effective or timely basis. In addition, conducting multi-national studies adds another level of complexity and risk as we are subject to events affecting countries outside the United States.

Additionally, we have finalized an SPA agreement with the FDA for the Phase III and Phase IV clinical trials of Sulonex. The clinical plan to support a new drug application, or NDA, approval for Sulonex under subpart H, as agreed upon with the FDA under an SPA, consists of: (i) a single Phase III trial in patients with microalbuminuria based on the surrogate marker of regression of microalbuminuria as the primary endpoint; (ii) supportive data from previously conducted clinical studies; and (iii) substantial recruitment into our Phase IV confirmatory study that will measure clinical outcomes in patients with overt nephropathy, or macroalbuminuria. The subpart H process is complex and requires careful execution. No assurance can be given that we will be able to meet the requirements set forth in the SPA. Even if we meet those requirements, the FDA is not obligated to grant approval of our NDA for Sulonex. Many companies who have been granted the right to utilize an accelerated approval approach have failed to obtain approval. Since we are seeking accelerated approval under an SPA, we may be subject to enhanced scrutiny. Additionally, even if the primary endpoint is achieved, an SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, changes in scientific or medical evidence or sentiment or internal inconsistency in the data prior to making their final decision. The FDA may also seek the guidance of an advisory panel prior to making their final decision. If the FDA approves Sulonex for marketing on the basis of our Phase III trial, our Phase IV clinical trial may yield insufficient efficacy data or give rise to safety concerns, which could result in withdrawal of such approval or could cause us to withdraw the product from the market. Moreover, negative or inconclusive results from the clinical trials we hope to conduct or adverse medical events could cause us to have to repeat or terminate the clinical trials. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

Pre-clinical testing and clinical development are long, expensive and uncertain processes. If our drug candidates do not receive the necessary regulatory approvals, we will be unable to commercialize our drug candidates.

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

Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies. Drug candidates in the later stages of clinical development may fail to show the desired safety and efficacy traits despite positive results in initial clinical testing. There can be no assurance that the results from the Sulonex Phase III study will track the data from the pilot Collaborative Study Group Phase II study or the DiNAS Phase II study, or that the results from the Sulonex Phase IV study will yield sufficient efficacy data. Results from these earlier Sulonex studies may not be indicative of results from future clinical trials and the risk remains that the pivotal program for Sulonex may generate efficacy data that will be insufficient for the approval of the drug, or may raise safety concerns that may prevent approval of the drug. Interpretation of the prior safety and efficacy data of Sulonex, or our other drug candidates, may also be flawed and there can be no assurance that safety and/or efficacy concerns from the prior data were overlooked or misinterpreted, which in subsequent, larger studies appear and prevents approval of Sulonex or our other drugs candidates.

Clinical trials also have a high risk of failure. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. If we experience delays in the testing or approval process or if we need to perform more or larger clinical trials than originally planned, our financial results and the commercial prospects for our drug candidates may be materially impaired. In addition, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval in the United States and abroad and, accordingly, may encounter unforeseen problems and delays in the approval process. While we have engaged a clinical research organization with experience in conducting regulatory trials, errors in the conduct, monitoring and/or auditing could invalidate the results from a regulatory perspective.

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

We have entered into a relationship with a U.S.-based contract manufacturer for Sulonex which we believe will be adequate to satisfy our current clinical supply needs. In addition, we have entered into an agreement with the same manufacturer to build a larger scale manufacturing suite within their current facility, which they will operate on our behalf. We believe this suite will be suitable to manufacture launch and initial commercialization (approximately one to three years from launch) quantities of Sulonex. As we move forward, we plan to build additional manufacturing capacity to meet the future demands for Sulonex. As with all heparin-like compounds, the end product is sensitive to the manufacturing process utilized. Accordingly, as we scale-up we will need to accurately reproduce the established process on the larger scale to ensure successful commercialization of Sulonex. There can be no assurance that we will be successful in this endeavor. Additionally, as we scale-up, we have incurred, and will continue to incur, capital expenditures to enable larger scale production. Through June 30, 2007, we have spent approximately $10.8 million in capital expenditures building the current manufacturing suite. If we fail to obtain regulatory approval for Sulonex, we may incur significant losses disposing of the assets associated with our manufacturing suite.

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

We can provide no assurance that we will be able to successfully enter into agreements with such third parties on terms that are acceptable to us, if at all. If we are unable to successfully contract with third parties for these services when needed, or if existing arrangements for these services are terminated, whether or not through our actions, or if such third parties do not fully perform under these arrangements, we may have to delay, scale back or end one or more of our drug development programs or seek to develop or commercialize our products independently, which could result in delays. Furthermore, such failure could result in the termination of license rights to one or more of our products. If these manufacturing, development or marketing agreements take the form of a partnership or strategic alliance, such arrangements may provide our collaborators with significant discretion in determining the efforts and resources that they will apply to the development and commercialization of our products. Accordingly, to the extent that we rely on third parties to research, develop or commercialize our products, we are unable to control whether such products will be scientifically or commercially successful. Additionally, if these third parties fail to perform their obligations under our agreements with them or fail to perform their work in a satisfactory manner, in spite of our efforts to monitor and ensure the quality of such work, we may face delays in achieving the regulatory milestones required for commercialization of one or more drug candidates.

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

Notwithstanding our current plans to commercialize Sulonex and our other drug candidates, from time to time we may consider offers or hold discussions with companies for partnerships or the acquisition of our company or any of our products. Any accepted offer may preclude us from the execution of our current business plan.

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

As of August 7, 2007, we had 43 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Weiss, this agreement does not prevent him from terminating his employment with us.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 43 full and part-time employees. We also have significantly fewer employees than many other companies that have a product candidate in late-stage clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our current cash, cash equivalents and investment securities may not be adequate to support our operations for the length of time that we have estimated.

We believe that our $88.3 million in cash, cash equivalents, interest receivable and investment securities as of June 30, 2007 will be sufficient to enable us to meet our planned operating needs and capital expenditures through the date of the release of our Phase III Sulonex data, expected in the first half of 2008. Depending on the outcome of our Phase III study, our cash requirements will vary dramatically. In the event of a negative outcome, we believe our current capital resources will enable us to meet our revised operating needs and capital expenditures for at least 12 to 24 months from January 2008. Our forecast of the period of time through which our cash, cash equivalents, interest receivable and investment securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

We expect to use, rather than generate, funds from operations for the foreseeable future. Based on our current plans, we believe our existing cash, cash equivalents, interest receivable and investment securities will be sufficient to fund our operating expenses and capital requirements through the date of the release of our Phase III Sulonex data, expected in the first half of 2008. Depending on the outcome of our Phase III study, our cash requirements will vary dramatically. In the event of a negative outcome, we believe our current capital resources will enable us to meet our revised operating needs and capital expenditures for at least 12 to 24 months from January 2008. However, the actual amount of funds that we will need prior to or after that date will be determined by many factors, some of which are beyond our control. As a result, we may need funds sooner or in different amounts than we currently anticipate, depending upon:

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

In July 2003, Keryx (Israel) Ltd., one of our Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord. On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement. In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of our Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, our Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx. The amount demanded by the landlord totals 4,345,313 New Israeli Shekels, or approximately $1,023,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord's complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord's complaint. Generally, each answer challenges the merits of the landlord's cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer. At this time, the Circuit Court of Jerusalem has not issued a decision with respect to the motion to dismiss. A hearing on a motion by Keryx Biopharmaceuticals, Inc. to vacate service of process outside of Israel was held in June 2006. On October 15, 2006, the Circuit Court of Jerusalem held that the service of process on Keryx was sustained. We appealed this holding. The appeal was denied on June 18, 2007, and we filed a petition for certiorari to the Supreme Court of Israel. The motion is pending. To date, we have not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of the charge, if any.

In September 2001, one of our Israeli subsidiaries received the status of an "Approved Enterprise," a status which grants certain tax benefits in Israel in accordance with the "Law for the Encouragement of Capital Investments, 1959." Through December 31, 2003, our Israeli subsidiary, which ceased operations in 2003, has received tax benefits in the form of exemptions of approximately $744,000 as a result of our subsidiary's status as an "Approved Enterprise." As part of the restructuring implemented during 2003, we closed down our Jerusalem laboratory facility. In October 2003, the subsidiary received a letter from the Israeli Ministry of Industry and Trade that its Approved Enterprise status was cancelled as of July 2003 and that past benefits would not need to be repaid. The Israeli tax authorities have yet to confirm this position; however, we believe that, based on the letter received from the Ministry of Industry and Trade, it is unlikely that past benefits will need to be repaid, and therefore, we have not recorded any charge with respect to this potential liability. There can be no assurances that the Israeli tax authorities will confirm this position. In 2007, the Israeli tax authorities commenced an examination of the Israeli tax returns of one of the Company’s subsidiaries in Israel for the tax years 2003 through 2006. As a result, we may be liable to repay some or all of the tax benefits received to date, which could adversely affect our cash flow and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 20, 2007, we held our annual meeting of stockholders. The following matters were voted on by the stockholders: the election of directors, the ratification of our independent registered public accounting firm, the approval of an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock, and the approval of our 2007 Long-Term Incentive Plan. At the meeting, Kevin J. Cameron, Wyche Fowler, Jr., I. Craig Henderson, Malcolm Hoenlein, Jack Kaye, Eric Rose, and Michael S. Weiss were re-elected to our board of directors.

The vote with respect to each nominee is set forth below:

Nominee	Total Votes For	Total Votes Withheld
Kevin J. Cameron	35,006,731	1,698,997
Wyche Fowler, Jr.	32,015,455	4,750,273
I. Craig Henderson, M.D.	26,178,380	10,587,348
Malcolm Hoenlein	31,861,536	4,904,192
Jack Kaye, CPA	35,006,831	1,698,897
Eric Rose, M.D.	35,068,956	1,696,772
Michael S. Weiss	26,310,648	10,455,080

The vote with respect to the ratification of the appointment of KPMG LLP as our independent registered public accounting firm set forth below:

Total Votes For	Total Votes Against	Abstention and Broker Non-Votes
36,494,013	266,175	5,540

The vote with respect to the approval of an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock to 95 million shares is set forth below.

Total Votes For	Total Votes Against	Abstention and Broker Non-Votes
33,832,449	2,925,829	7,447

The vote with respect to the approval of our 2007 Long-Term Incentive Plan is set forth below:

Total Votes For	Total Votes Against	Abstention and Broker Non-Votes
15,509,140	12,730,425	8,526,163

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

3.3	Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: August 9, 2007	By:	/s/ Mark Stier
Chief Accounting Officer
Principal Financial Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

3.3	Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.