Form 10-Q
period 2007-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2007-11-09
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☒

There were 43,651,153 shares of the registrant’s common stock, $0.001 par value, outstanding as of October 30, 2007.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Balance Sheets as of September 30, 2007, and December 31, 2006
(in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$28,640	$48,736
Short-term investment securities	39,348	63,659
Accrued interest receivable	453	525
License receivable	12,000	--
Other current assets	1,397	2,048
Total current assets	81,838	114,968
Long-term investment securities	2,295	12,690
Property, plant and equipment, net	11,336	8,489
Goodwill	3,208	3,208
Other assets, net	344	958
Total assets	$99,021	$140,313

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$10,343	$10,460
Accrued compensation and related liabilities	1,109	1,534
Current portion of deferred revenue	1,031	200
Total current liabilities	12,483	12,194
Deferred revenue, net of current portion	11,185	--
Contingent equity rights	4,004	4,004
Other liabilities	225	294
Total liabilities	27,897	16,492
Stockholders’ equity
Common stock, $0.001 par value per share (95,000,000 and 60,000,000 shares authorized, 43,731,101 and 43,516,669 shares issued, 43,651,153 and 43,460,569 shares outstanding at September 30, 2007, and December 31, 2006, respectively)	44	44
Additional paid-in capital	320,450	312,078
Treasury stock, at cost, 79,948 and 56,100 shares at September 30, 2007, and December 31, 2006, respectively	(357)	(89)
Deficit accumulated during the development stage	(249,013)	(188,212)
Total stockholders’ equity	71,124	123,821
Total liabilities and stockholders’ equity	$99,021	$140,313

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Operations
for the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Amounts accumulated during the development
	2007	2006	2007	2006	stage

Revenue:
License revenue	$41	$—	$41	$—	$41
Diagnostic revenue	—	35	66	58	169
Service revenue	11	39	37	375	1,851
Management fees from related party	—	—	—	—	300
Total revenue	52	74	144	433	2,361

Operating expenses:
Cost of diagnostics sold	—	50	38	69	178
Cost of services	28	29	90	298	2,134

Research and development:
Non-cash compensation	735	1,378	2,908	6,206	17,146
Non-cash acquired in-process research and development	—	—	—	—	18,800
Other research and development	15,967	14,950	49,098	39,635	169,131
Total research and development	16,702	16,328	52,006	45,841	205,077

Selling, general and administrative:
Non-cash compensation	1,780	1,481	5,193	7,839	19,042
Other selling, general and administrative	2,087	2,041	7,276	6,546	41,472
Total selling, general and administrative	3,867	3,522	12,469	14,385	60,514

Total operating expenses	20,597	19,929	64,603	60,593	267,903

Operating loss	(20,545)	(19,855)	(64,459)	(60,160)	(265,542)

Interest and other income, net	1,017	1,862	3,658	4,743	17,020
Net loss before income taxes	(19,528)	(17,993)	(60,801)	(55,417)	(248,522)

Income taxes	—	—	—	—	491
Net loss	$(19,528)	$(17,993)	$(60,801)	$(55,417)	$(249,013)

Basic and diluted loss per common share	$(0.45)	$(0.42)	$(1.40)	$(1.34)	$(11.29)

Weighted average shares used in computing basic and diluted net loss per common share	43,619,523	43,177,962	43,561,160	41,474,449	22,048,706

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
for the Nine Months Ended September 30, 2007 (Unaudited)
(in thousands, except share amounts)

	Common stock			Additional paid-in
	Shares	Amount		capital

Balance at December 31, 2006	43,516,669	$44		$312,078
Changes during the period:
Cancellation of common stock held in escrow	(15,646)	(—	)*	—
Issuance of restricted stock	175,000	—	*	—
Forfeiture of restricted stock	(83,334)	(—	)*	—
Surrender of common stock for tax withholding	—	—		—
Exercise of options	138,412	—	*	271
Compensation in respect of options, restricted stock and warrants granted to employees, directors and third-parties	—	—		8,101
Net loss	—	—		—
Balance at September 30, 2007	43,731,101	$44		$320,450

	Treasury stock		Deficit accumulated during the development
	Shares	Amount	Stage	Total

Balance at December 31, 2006	56,100	$(89)	$(188,212)	$123,821
Changes during the period:
Cancellation of common stock held in escrow	—	—	—	(—	)*
Issuance of restricted stock	—	—	—	—	*
Forfeiture of restricted stock	—	—	—	(—	)*
Surrender of common stock for tax withholding	23,848	(268)	—	(268)
Exercise of options	—	—	—	271
Compensation in respect of options, restricted stock and warrants granted to employees, directors and third-parties	—	—	—	8,101
Net loss	—	—	(60,801)	(60,801)
Balance at September 30, 2007	79,948	$(357)	$(249,013)	$71,124

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)
(in thousands)

	Nine months ended September 30,		Amounts accumulated during the development
	2007	2006	stage
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(60,801)	$(55,417)	$(249,013)
Adjustments to reconcile cash flows used in operating activities:
Acquired in-process research and development	—	—	18,800
Stock compensation expense	8,101	14,045	36,188
Issuance of common stock to technology licensor	—	—	359
Interest on convertible notes settled through issuance of preferred shares	—	—	253
Depreciation and amortization	116	171	2,951
(Gain) loss on disposal of property, plant and equipment	(1)	—	171
Impairment charges	600	—	3,082
Exchange rate differences	—	—	94
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in other current assets	651	(404)	(925)
Decrease (increase) in accrued interest receivable	72	(150)	(453)
(Increase) in license receivable	(12,000)	—	(12,000)
(Increase) in security deposits	—	(255)	(263)
(Decrease) increase in accounts payable and accrued expenses	(117)	3,002	8,598
(Decrease) increase in accrued compensation and related liabilities	(425)	(367)	514
(Decrease) increase in other liabilities	(69)	(37)	70
Increase in deferred revenue	12,016	13	11,760
Net cash used in operating activities	(51,857)	(39,399)	(179,814)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(2,963)	(4,326)	(15,951)
Proceeds from disposals of property, plant and equipment	15	—	440
Increase in note and accrued interest receivable from related party	—	—	(356)
Payments of transaction costs	—	(231)	(231)
Decrease (increase) in other assets	—	27	(1,192)
Investment in held-to-maturity short-term securities	(2,072)	(4,049)	(50,985)
Proceeds from maturity of held-to-maturity short-term securities	20,006	6,573	72,027
Investment in available-for-sale short-term securities	(21,000)	(36,375)	(79,100)
Proceeds from sale of available-for-sale short-term securities	40,100	5,225	56,500
Investment in held-to-maturity long-term securities	(2,330)	(11,896)	(40,277)
Proceeds from maturity of held-to-maturity long-term securities	2	4	192
Net cash provided by (used in) investing activities	31,758	(45,048)	(58,933)

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)
(continued)
(in thousands)

	Nine months ended September 30,		Amounts accumulated during the development
	2007	2006	stage
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	$—	$—	$500
Proceeds from long-term loans	—	—	3,251
Payment of assumed notes payable and accrued interest in connection with the ACCESS Oncology acquisition	—	—	(6,322)
Issuance of convertible note, net	—	—	2,150
Issuance of preferred shares, net	—	—	8,453
Receipts on account of shares previously issued	—	—	7
Proceeds from initial public offering, net	—	—	46,298
Proceeds from subsequent public offerings, net	—	82,696	158,487
Proceeds from private placements, net	—	—	45,795
Proceeds from exercise of options and warrants	271	1,481	9,120
Purchase of treasury stock	(268)	—	(357)

Net cash provided by financing activities	3	84,177	267,382

Cash acquired in acquisition	—	5	99
Effect of exchange rate on cash	—	—	(94)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,096)	(265)	28,640

Cash and cash equivalents at beginning of year	48,736	68,175	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,640	$67,910	$28,640

NON - CASH TRANSACTIONS
Issuance of common stock in connection with acquisition	$—	$3,310	$9,635
Contingent equity rights in connection with acquisition	—	—	4,004
Assumption of liabilities in connection with acquisition	—	347	9,068
Conversion of short-term loans into contributed capital	—	—	500
Conversion of long-term loans into contributed capital	—	—	2,681
Conversion of long-term loans into convertible notes of Partec	—	—	570
Conversion of convertible notes of Partec and accrued interest into stock in Keryx	—	—	2,973
Issuance of warrants to related party as finder’s fee in private placement	—	—	114
Declaration of stock dividend	—	—	3

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$1,166
Cash paid for income taxes	$—	$—	$432

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Notes to Consolidated Financial Statements (unaudited)

NOTE 1 – GENERAL

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

The Company owns a 100% interest in each of ACCESS Oncology, Inc., Neryx Biopharmaceuticals, Inc., and Accumin Diagnostics, Inc., all U.S. corporations incorporated in the State of Delaware, and Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd., each organized in Israel. In 2003, the Company’s subsidiaries in Israel ceased operations and are currently in the process of being closed down. Most of the Company's biopharmaceutical development and substantially all of its administrative operations during the nine months ended September 30, 2007, and 2006, were conducted in the United States of America.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Revenue Recognition

The Company recognizes license revenue consistent with the provisions of Staff Accounting Bulletin (“SAB”) No. 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company analyzes each element of its licensing agreement to determine the appropriate revenue recognition. The Company recognizes revenue on upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. The Company recognizes milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Sales milestones and royalties will be recognized when earned under the agreements.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) on January 1, 2006 using the modified prospective transition method. SFAS No. 123R requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value method prescribed by the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”).

Net Loss per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants outstanding as of September 30, 2007, and 2006, which are not included in the computation of net loss per share amounts, were 10,739,700 and 10,866,687, respectively.

Patents

Through March 31, 2006, the Company classified its patent expenses in other research and development. Effective April 1, 2006, the Company has classified its patent expenses in other general and administrative expense. The results of prior periods have not been reclassified because they were not significant.

Accounting for Manufacturing Suite

As of September 30, 2007, the Company has spent approximately $11.0 million in capital expenditures building its manufacturing suite for Sulonex. The Company anticipates that in the fourth quarter of 2007, after equipment validation has been completed, the facility will be ready for its intended use, and the Company will begin to depreciate this asset at that time.

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

The Company files income tax returns in the U.S. and the statue of limitations has expired for years prior to 2003. In 2006, the Internal Revenue Service commenced an examination of the Company’s U.S. Federal income tax returns for tax years 2004 and 2005. The Company has filed inactive returns in Israel for its subsidiaries in Israel since 2004. These subsidiaries in Israel had ceased operations and are currently in the process of being closed down. In 2007, the Israeli tax authorities commenced an examination of the Israeli tax returns of one of the Company’s subsidiaries in Israel for the tax years 2003 through 2006. The Company believes that the ultimate resolution of these tax matters will not have a material impact on the Company’s results of operations or financial condition.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states. The Company has tax net operating loss carryforwards that are subject to examination for a number of years beyond the year in which they may be utilized for tax purposes. Since a portion of these net operating loss carryforwards may be utilized in the future, many of these net operating loss carryforwards will remain subject to examination.

NOTE 2 – STOCKHOLDERS' EQUITY

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

Equity Incentive Plans

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

The 2007 Incentive Plan was adopted in June 2007 by our stockholders. Under the 2007 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, consultants, employees and officers. The 2007 Incentive Plan authorizes grants to purchase up to 6,000,000 shares of authorized but unissued common stock. The plan limits the term of each option to no more than 10 years from the date of their grant. As of September 30, 2007, up to an additional 5,795,900 shares may be issued under the 2007 Incentive Plan.

The following table summarizes equity awards authorized by the Company as of September 30, 2007.

Plan	Exercise price	Authorized	Outstanding	Exercised	Restricted stock vested	Exercisable	Available for grant
1999 Stock Option Plan	$0.10 – 1.30	4,230,000	617,995	3,506,505	—	617,995	—
2000 Stock Option Plan	1.10 – 14.64	4,455,000	2,759,465	1,641,156	—	2,315,903	54,379
Non Plan	0.33	240,000	60,000	157,500	—	60,000	—
2002 CEO Incentive Stock Option Plan	1.30	2,002,657	2,002,657	—	—	2,002,657	—
2004 President Incentive Plan	9.25	1,000,000	1,000,000	—	—	500,000	—
2004 Long-Term Incentive Plan	7.13 – 18.06*	4,000,000	3,648,507	131,037	66,666	1,556,149	153,790
2006 CFO Incentive Plan	—	500,000	—	—	—	—	—
2007 CAO Inducement Plan	11.11	100,000	100,000	—	—	—	—
2007 General Counsel Incentive Stock Option Plan	11.02	150,000	150,000	—	—	—	—
2007 Incentive Plan	9.96	6,000,000	204,100	—	—	—	5,795,900
		22,677,657	10,542,724	5,436,198	66,666	7,052,704	6,004,069

*	Exercise price range excludes restricted stock.

A summary of the status of the Company’s equity awards for all plans as of September 30, 2007 and December 31, 2006, and changes during the period is presented in the table below.

		Outstanding equity awards
	Shares available for grant	Number of shares	Weighted- average exercise price
Balance, December 31, 2006	152,158	10,849,713	$7.82
Authorized	6,250,000	—	—
Granted	(855,300)	855,300	8.39
Exercised	—	(138,412)	1.96
Restricted stock vested	—	(66,666)	—
Canceled	(500,000)	—	—
Forfeited and expired	957,211	(957,211)	12.63
Balance, September 30, 2007	6,004,069	10,542,724	$7.56
Exercisable at December 31, 2006		6,178,994	$3.92
Exercisable at September 30, 2007		7,052,704	$5.38

As of September 30, 2007, there were 115,000 and 10,000 shares of restricted stock outstanding under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan, respectively, which are included in the tables above.

A summary of share-based compensation activity for the nine months ended September 30, 2007 is presented below:

Stock Options

	Number of options	Exercise price per share	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2006	10,749,713	$0.10 – $ 18.06	$7.90	7.6	$58,048,000
Granted	680,300	9.96 – 11.11	10.54
Exercised	(138,412)	0.10 – 9.25	1.96
Forfeited and expired	(873,877)	1.92 – 18.00	13.83
Outstanding at September 30, 2007	10,417,724	$0.10 – 18.06	$7.65	7.0	$23,857,000
Vested and expected to vest at September 30, 2007	10,323,355	$0.10 – 18.06	$7.61	7.0	$24,053,000
Exercisable at September 30, 2007	7,052,704	$0.10 – 18.06	$5.38	6.4	$32,160,000

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2007 and 2006 was approximately $1,294,000 and $7,793,000, respectively. Upon the exercise of outstanding options, the Company issues new shares.

As of September 30, 2007, 3,493,833 options issued to directors and employees, and 93,000 options issued to consultants, are milestone-based, of which 3,268,833 options issued to directors and employees, and 43,000 options issued to consultants, are vested and exercisable.

Restricted Stock

	Number of shares	Average grant date fair value
Nonvested at December 31, 2006	100,000	$15.30
Granted	175,000	10.47
Vested	(66,666)	12.09
Forfeited	(83,334)	15.30
Nonvested at September 30, 2007	125,000	$10.26

Warrants

	Warrants	Weighted- average exercise price
Outstanding at December 31, 2006	321,976	$4.65
Issued	—	—
Exercised	—	—
Canceled	—	—
Outstanding at September 30, 2007	321,976	$4.65

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

The weighted average fair market value of options granted during the three months ended September 30, 2007, and 2006, as of the date of the grant, was $6.10 and $6.98, respectively. The assumptions used in the calculation of the fair value of options granted during the three months ended September 30, 2007, and 2006, were a weighted average expected term of 5.1 and 3.4 years, respectively, a weighted average expected volatility rate of 69.70% and 76.77%, respectively, and a weighted average risk-free interest rate of 4.36% and 4.70%, respectively.

The weighted average fair market value of options granted during the nine months ended September 30, 2007, and 2006, as of the date of the grant, was $6.33 and $7.81, respectively. The assumptions used in the calculation of the fair value of options granted during the nine months ended September 30, 2007, and 2006, were a weighted average expected term of 4.7 and 3.0 years, respectively, a weighted average expected volatility rate of 71.04% and 79.10%, respectively, and a weighted average risk-free interest rate of 4.58% and 4.76%, respectively.

The Company used historical information to estimate forfeitures within the valuation model. As of September 30, 2007, there was $19.3 million of total unrecognized compensation cost, related to nonvested stock options and restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years.

NOTE 3 – BONUS TO OFFICER

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

NOTE 4 – ACCUMIN TRANSACTION

On April 6, 2006, Accumin Diagnostics, Inc. (“ADI”), a wholly-owned subsidiary of the Company, completed the acquisition of AccuminTM, a novel, patent protected, diagnostic for the direct measurement of total, intact urinary albumin, from AusAm Biotechnologies, Inc. (“AusAm”). The Company believes that the acquisition of Accumin could help increase the Company’s exposure to physicians that treat diabetes, the target market for Sulonex, by, among other things, highlighting the need for and importance of early detection of microalbuminuria, which, if successful, could ultimately improve market perception and utilization of Sulonex. This acquisition also provided the Company with an incidental revenue stream associated with Accumin’s diagnostic tool.

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

NOTE 5 – LICENSE AGREEMENT

In September 2007, the Company entered into a licensing agreement with Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”), JT's pharmaceutical business subsidiary, under which JT and Torii obtained the exclusive rights for the development and commercialization of Zerenex in Japan. JT and Torii will be responsible for the future development and commercialization costs in Japan. An upfront payment of $12.0 million, which was received in October 2007, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represents the estimated period over which the Company will have significant responsibilities under the license agreement. As of September 30, 2007, the Company has recognized approximately $41,000 of license revenue. At September 30, 2007, the Company recorded a license receivable of $12.0 million and deferred revenue of approximately $12.0 million (approximately $774,000 of which has been classified as a current liability) associated with this license agreement. The Company may receive up to an additional $88.0 million in up-front license fees and payments upon the achievement of pre-specified milestones. In addition, upon commercialization, JT and Torii will make royalty payments to the Company on net sales of Zerenex in Japan.

NOTE 6 – SEGMENT INFORMATION

The Company has three reportable segments: Diagnostics, Services and Products. The Diagnostics business sells diagnostic products for the direct measurement of total, intact urinary albumin. The Services business provides clinical trial management and site recruitment services to other biotechnology and pharmaceutical companies. The Products business focuses on the acquisition, development and commercialization of medically important, novel pharmaceutical products for the treatment of life-threatening diseases, including diabetes and cancer, and also includes license revenue and associated costs.

Segment information for the three and nine month periods were as follows:

	Revenue
	Three months ended September 30,		Nine months ended September 30,		Amounts accumulated during the development
(in thousands)	2007	2006	2007	2006	stage

Diagnostics	$—	$35	$66	$58	$169
Services	11	39	37	375	1,851
Products	41	—	41	—	41
Total	$52	$74	$144	$433	$2,061

	Operating loss
	Three months ended September 30,		Nine months ended September 30,		Amounts accumulated during the development
(in thousands)	2007	2006	2007	2006	Stage

Diagnostics	$(26)	$(348)	$(722)	$(762)	$(1,738)
Services	(17)	10	(53)	77	(283)
Products	(20,502)	(19,517)	(63,684)	(59,475)	(263,521)
Total	$(20,545)	$(19,855)	$(64,459)	$(60,160)	$(265,542)

A reconciliation of the totals reported for the operating segments to the consolidated total net loss is as follows:

	Net loss
	Three months ended September 30,		Nine months ended September 30,		Amounts accumulated during the development
(in thousands)	2007	2006	2007	2006	stage

Operating loss of reportable segments	$(20,545)	$(19,855)	$(64,459)	$(60,160)	$(265,542)
Interest and other income	1,017	1,862	3,658	4,743	17,020
Income taxes	—	—	—	—	(491)
Consolidated net loss	$(19,528)	$(17,993)	$(60,801)	$(55,417)	$(249,013)

The carrying amount of goodwill by reportable segment as of September 30, 2007 and December 31, 2006 was as follows:

	Goodwill
(in thousands)	September 30, 2007	December 31, 2006

Diagnostics	—	—
Services	—	—
Products	$3,208	$3,208
Total	$3,208	$3,208

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important, novel pharmaceutical products for the treatment of life-threatening diseases, including diabetes and cancer. Our lead compound under development is Sulonex™ (sulodexide), which we previously referred to as KRX-101, an oral heparinoid compound for the treatment of diabetic nephropathy, a life-threatening kidney disease caused by diabetes. Sulonex is in a pivotal Phase 3 and Phase 4 clinical program under a Special Protocol Assessment, or SPA, with the Food and Drug Administration, or FDA. Additionally, we are developing Zerenex™, an oral, iron-based compound that has the capacity to bind to phosphate and form non-absorbable complexes. Zerenex is currently in Phase 2 clinical development for the treatment of hyperphosphatemia (elevated phosphorous levels) in patients with end stage renal disease, or ESRD. We are also developing clinical-stage oncology compounds, including KRX-0401 (perifosine), a novel, oral anti-cancer agent that inhibits activation of Akt, a protein in the body associated with tumor survival and growth, and modulates a number of other key signal transduction pathways, including the JNK and MAPK pathways, which are pathways associated with programmed cell death, cell growth, cell differentiation and cell survival. KRX-0401 is currently in Phase 2 clinical development for multiple tumor types. We also have an active in-licensing and acquisition program designed to identify and acquire additional drug candidates. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any revenues from our drug candidates.

The table below summarizes the status of our product pipeline.

Product candidate	Target indication	Development status
Endocrine/Renal
Sulonex™	Diabetic nephropathy	Phase 3 & Phase 4
Zerenex™	Hyperphosphatemia in patients with end-stage renal disease	Phase 2

Oncology
KRX-0401	Multiple forms of cancer	Phase 2
KRX-0402	Brain cancer	Phase 2
KRX-0601	Multiple forms of cancer	Phase 2
KRX-0404	Multiple forms of cancer	Pre-clinical

Neurology
KRX-0701	Diabetic neuropathy	Phase 2
KRX-0501	Neurological disorders	Phase 1

Recent Developments

Sulonex

During the third quarter, the independent Data Safety Monitoring Committee, or DSMC, responsible for monitoring Sulonex in the Phase 3 microalbuminuria and Phase 4 macroalbuminuria studies met to evaluate the safety data from the ongoing Phase 3 and Phase 4 trials. Following a review of the blinded and unblinded data from both studies, the DSMC once again found no reason to recommend alteration or termination of either trial. The DSMC raised no safety concerns regarding Sulonex or the trials.

Prior to this most recent meeting, the DSMC had previously convened in November 2006 and in March 2007 to review cumulative safety data from the Phase 3 and Phase 4 studies. At each of these meetings, the DSMC raised no safety concerns.

Zerenex

In September 2007, we entered into a licensing agreement with Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”), JT's pharmaceutical business subsidiary, under which JT and Torii obtained the exclusive rights for the development and commercialization of Zerenex in Japan. The licensing arrangement calls for JT and Torii to pay us up to $100 million in up-front license fees and payments upon the achievement of pre-specified milestones, including up to $20 million in up-front payments and near-term milestones, of which we received $12 million in October 2007. In addition, upon commercialization, JT and Torii will make royalty payments to Keryx on net sales of Zerenex in Japan. JT and Torii will be responsible for the future development and commercialization costs in Japan.

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

Our license revenues currently consist of license fees from JT and Torii. We recognize these revenues ratably over the estimated period which we will have significant responsibilities under the license agreement, with un-amortized amounts recorded as deferred revenue.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2007 and September 30, 2006

License Revenue. License revenue was $41,000 for the three months ended September 30, 2007, as compared to no revenue for the three months ended September 30, 2006. License revenue for the three months ended September 30, 2007 was related to the amortization of a portion of an upfront payment of $12.0 million associated with our license agreement with JT and Torii. Such amount will be recognized as license revenue on a straight-line basis over the life of the license agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represents the estimated period over which the Company will have significant responsibilities under the license agreement.

Diagnostic Revenue. We recognized no diagnostic revenue for the three months ended September 30, 2007, as compared to diagnostic revenue of $35,000 for the three months ended September 30, 2006. We do not expect our diagnostic revenue to have a material impact on our financial results during the remainder of 2007.

Service Revenue. Service revenue decreased by $28,000 to $11,000 for the three months ended September 30, 2007, as compared to service revenue of $39,000 for the three months ended September 30, 2006. The decrease in service revenue was primarily due to the timing and extent of services performed in accordance with our service contracts. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2007.

Cost of Diagnostics Sold. We recognized no cost of diagnostics sold for the three months ended September 30, 2007, as compared to an expense of $50,000 for the three months ended September 30, 2006. We do not expect our cost of diagnostics sold to have a material impact on our financial results during the remainder of 2007.

Cost of Services. Cost of services decreased by $1,000 to $28,000 for the three months ended September 30, 2007, as compared to an expense of $29,000 for the three months ended September 30, 2006. The decrease in cost of services was primarily due to the timing and extent of services performed in accordance with our service contracts. We do not expect our cost of services to have a material impact on our financial results during the remainder of 2007.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option and restricted stock grants decreased by $643,000 to $735,000 for the three months ended September 30, 2007, as compared to an expense of $1,378,000 for the three months ended September 30, 2006. In the three months ended September 30, 2006, based on his activities in this area, a portion of the compensation expense relating to our chief executive officer included an allocation to non-cash compensation expense (research and development). Beginning in 2007, based on his current activities, this expense is being charged to non-cash compensation expense (selling, general and administrative). This change accounted for approximately $599,000 of the difference.

Other Research and Development Expenses. Other research and development expenses increased by $1,017,000 to $15,967,000 for the three months ended September 30, 2007, as compared to $14,950,000 for the three months ended September 30, 2006. The increase in other research and development expenses was due primarily to a $627,000 increase in expenses related to our Sulonex pivotal Phase 3 and Phase 4 clinical programs, and due to a $346,000 increase in expenses related to our other clinical compounds.

We expect our other research and development costs to increase modestly during the remainder of 2007 as a result of the expansion of the clinical program for KRX-0401, as well as possible development programs for our other drug candidates.

Non-Cash Compensation Expense (Selling, General and Administrative). Non-cash compensation expense related to stock option and restricted stock grants increased by $299,000 to $1,780,000 for the three months ended September 30, 2007, as compared to an expense of $1,481,000 for the three months ended September 30, 2006. In the three months ended September 30, 2006, based on his activities in this area, a portion of the compensation expense relating to our chief executive officer included an allocation to non-cash compensation expense (research and development). Beginning in 2007, based on his current activities, this expense is being charged to non-cash compensation expense (selling, general and administrative), accounting for approximately $599,000 of increased expense. This increase was partially offset by a decrease of approximately $464,000 of expense related to options and restricted stock issued to our chief financial officer in 2006, who resigned in the second quarter of 2007.

Other Selling General and Administrative Expenses. Other selling, general and administrative expenses increased by $46,000 to $2,087,000 for the three months ended September 30, 2007, as compared to an expense of $2,041,000 for the three months ended September 30, 2006. We expect our other selling, general and administrative costs to increase modestly over the remainder of 2007.

Interest and Other Income, Net. Interest and other income, net, decreased by $845,000 to $1,017,000 for the three months ended September 30, 2007, as compared to income of $1,862,000 for the three months ended September 30, 2006. The decrease resulted from a lower level of invested funds as compared to the comparable period last year.

Nine months ended September 30, 2007 and September 30, 2006

License Revenue. License revenue was $41,000 for the nine months ended September 30, 2007, as compared to no revenue for the nine months ended September 30, 2006. License revenue for the nine months ended September 30, 2007 was related to the amortization of a portion of an upfront payment of $12.0 million associated with our license agreement with JT and Torii. Such amount will be recognized as license revenue on a straight-line basis over the life of the license agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represents the estimated period over which the Company will have significant responsibilities under the license agreement.

Diagnostic Revenue. Diagnostic revenue increased by $8,000 to $66,000 for the nine months ended September 30, 2007, as compared to diagnostic revenue of $58,000 for the nine months ended September 30, 2006. The increase in diagnostic revenue was primarily due to the inclusion of nine months of Accumin’s results in the period ended September 30, 2007. The prior period included results from April 6, 2006, the acquisition date. We do not expect our diagnostic revenue to have a material impact on our financial results during the remainder of 2007.

Service Revenue. Service revenue decreased by $338,000 to $37,000 for the nine months ended September 30, 2007, as compared to service revenue of $375,000 for the nine months ended September 30, 2006. The decrease in service revenue was primarily due to the timing and extent of services performed in accordance with our service contracts. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2007.

Cost of Diagnostics Sold. Cost of diagnostics sold decreased by $31,000 to $38,000 for the nine months ended September 30, 2007, as compared to an expense of $69,000 for the nine months ended September 30, 2006. The decrease in cost of diagnostics sold was primarily due to a reduction of overhead associated with our diagnostics segment. We do not expect our cost of diagnostics sold to have a material impact on our financial results during the remainder of 2007.

Cost of Services. Cost of services decreased by $208,000 to $90,000 for the nine months ended September 30, 2007, as compared to an expense of $298,000 for the nine months ended September 30, 2006. The decrease in cost of services was primarily due to the timing and extent of services performed in accordance with our service contracts. We do not expect our cost of services to have a material impact on our financial results during the remainder of 2007.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option and restricted stock grants decreased by $3,298,000 to $2,908,000 for the nine months ended September 30, 2007, as compared to an expense of $6,206,000 for the nine months ended September 30, 2006. This difference was primarily attributable to, during the nine months ended September 30, 2006, approximately $1,128,000 of expense for the accelerated vesting of options due to the achievement of a financial milestone, and additionally, in the nine months ended September 30, 2006, based on his activities in this area, a portion of the compensation expense relating to our chief executive officer included an allocation to non-cash compensation expense (research and development). Beginning in 2007, based on his current activities, this expense is being charged to non-cash compensation expense (selling, general and administrative). This change accounted for approximately $1,748,000 of the difference.

Other Research and Development Expenses. Other research and development expenses increased by $9,463,000 to $49,098,000 for the nine months ended September 30, 2007, as compared to $39,635,000 for the nine months ended September 30, 2006. The increase in other research and development expenses was due primarily to a $5,610,000 increase in expenses related to our Sulonex pivotal Phase 3 and Phase 4 clinical programs (the comparative period last year included one-half, or $1,000,000, of a one-time bonus paid to our Chief Executive Officer pursuant to his employment agreement for the achievement of a corporate milestone). In addition, the increase was due to a $3,834,000 increase in expenses related to our other clinical compounds (including $1,127,000 of expenses relating to the in-licensing and purchase of related inventory for KRX-0701).

We expect our other research and development costs to increase modestly during the remainder of 2007 as a result of the expansion of the clinical program for KRX-0401, as well as possible development programs for our other drug candidates.

Non-Cash Compensation Expense (Selling, General and Administrative). Non-cash compensation expense related to stock option and restricted stock grants decreased by $2,646,000 to $5,193,000 for the nine months ended September 30, 2007, as compared to an expense of $7,839,000 for the nine months ended September 30, 2006. This difference was primarily attributable to, during the nine months ended September 30, 2006, approximately $1,636,000 of expense for the accelerated vesting of options, due to the achievement of a financial milestone, and approximately $1,697,000 of expense for modifications made by the Board of Directors of the vesting and exercisability of certain grants during the second quarter of 2006. In the nine months ended September 30, 2006, based on his activities in this area, a portion of the compensation expense relating to our chief executive officer included an allocation to non-cash compensation expense (research and development). Beginning in 2007, based on his current activities, this expense is being charged to non-cash compensation expense (selling, general and administrative), accounting for approximately $1,748,000 of increased expense, which offsets the decrease discussed above. In addition, during the nine months ended September 30, 2007, we recorded a reduction of expense of approximately $1,178,000 associated with stock options and restricted stock issued to our former chief financial officer in 2006, who resigned in the second quarter of 2007.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses increased by $730,000 to $7,276,000 for the nine months ended September 30, 2007, as compared to an expense of $6,546,000 for the nine months ended September 30, 2006. Other selling, general and administrative expenses for the nine months ended September 30, 2007 includes an impairment charge of approximately $600,000 related to certain intangibles associated with Accumin’s diagnostic product. Additionally, there was an increase in legal fees of approximately $828,000 associated with the maintenance of our products. The comparative period last year included one-half, or $1,000,000, of a one-time bonus paid to our Chief Executive Officer pursuant to his employment agreement for the achievement of a corporate milestone. In addition, during the nine months ended September 30, 2007, we incurred additional expenses associated with the scale-up of our operations and infrastructure to prepare for commercialization of our drug candidates. We expect our other selling, general and administrative costs to increase modestly over the remainder of 2007.

Interest and Other Income, Net. Interest and other income, net, decreased by $1,085,000 to $3,658,000 for the nine months ended September 30, 2007, as compared to income of $4,743,000 for the nine months ended September 30, 2006. The decrease resulted from a lower level of invested funds as compared to the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through public offerings of our common stock, various private placement transactions, and option and warrant exercises.

As of September 30, 2007, we had $82.7 million in cash, cash equivalents, interest receivable, short-term and long-term securities and license receivable, a decrease of $42.9 million from December 31, 2006. In September 2007, we entered into a licensing agreement with JT and Torii, JT's pharmaceutical business subsidiary, under which JT and Torii obtained the exclusive rights for the development and commercialization of Zerenex in Japan. JT and Torii will be responsible for the future development and commercialization costs in Japan. An upfront payment of $12.0 million was received in October 2007. At September 30, 2007, we recorded a license receivable of $12.0 million and deferred revenue of approximately $12.0 million (approximately $774,000 of which has been classified as a current liability) associated with this license agreement. We may receive up to an additional $88.0 million in up-front license fees and payments upon the achievement of pre-specified milestones. In addition, upon commercialization, JT and Torii will make royalty payments to Keryx on net sales of Zerenex in Japan.

Cash used in operating activities for the nine months ended September 30, 2007 was $51.9 million, as compared to $39.4 million for the nine months ended September 30, 2006. This increase was due primarily to increased expenditures associated with the execution of our business plan, including costs associated with our pivotal Phase 3 and Phase 4 clinical program for Sulonex and the expansion of our other clinical programs. For the nine months ended September 30, 2007, net cash provided by in investing activities of $31.8 million was primarily the result of the maturity and sale of marketable securities in our investment portfolio, net of purchases, of approximately $34.7 million, partially offset by purchases of property, plant and equipment of approximately $3.0 million. For the nine months ended September 30, 2007, net cash provided by financing activities of $3,000 was primarily the result of $271,000 of proceeds from the exercise of options, offset by the surrendering to Keryx of 23,848 shares of common stock, at a cost of approximately $268,000, by our President and former Chief Financial Officer, in order to satisfy tax withholding obligations upon the vesting of their restricted stock.

We have entered into a relationship with a U.S.-based contract manufacturer for Sulonex to build a larger scale manufacturing suite within their current facility, which they will operate on our behalf. We believe this suite will be suitable to manufacture and produce initial commercialization quantities of Sulonex (for approximately one to three years from launch). As of September 30, 2007, we have spent approximately $11.0 million in capital expenditures building our manufacturing suite for Sulonex. We anticipate that in the fourth quarter of 2007, after equipment validation has been completed, the facility will be ready for its intended use.

We believe that our $82.7 million in cash, cash equivalents, interest receivable, investment securities and license receivable as of September 30, 2007 will be sufficient to enable us to meet our planned operating needs and capital expenditures through the date of the release of our Phase 3 Sulonex data, which is expected in the first quarter of 2008. Depending on the outcome of our Phase 3 study, our cash requirements will vary dramatically. In the event of a negative outcome, we believe our current capital resources will enable us to meet our revised operating needs and capital expenditures for at least 12 to 24 months from January 2008.

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

Our cash and cash equivalents and investment securities as of September 30, 2007 are invested in highly liquid investments such as cash, money market accounts and short-term and long-term U.S. corporate and government debt and auction note securities. As of September 30, 2007, we are unaware of any known trends or any known demands, commitments, events, or uncertainties that will, or that are reasonably likely to, result in a material increase or decrease in our liquidity. We expect that our liquidity needs throughout 2007 will continue to be funded from existing cash, cash equivalents, and short-term marketable securities.

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

OBLIGATIONS AND COMMITMENTS

Our material contractual obligations were summarized and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes outside the ordinary course of business in our contractual obligations since December 31, 2006.

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

Revenue Recognition. We recognize license revenue consistent with the provisions of Staff Accounting Bulletin (“SAB”) No. 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We analyze each element of our licensing agreement to determine the appropriate revenue recognition. We recognize revenue on upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Sales milestones and royalties will be recognized when earned under the agreements.

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

As of September 30, 2007, there was approximately $3.2 million of net goodwill on our consolidated balance sheet. Prior to the impairment charge taken in the first quarter of 2007, we amortized our identifiable intangible assets associated with Accumin over their estimated economic lives, which was 12 years, the life of the patents, using the straight-line method.

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

Accounting For Our Manufacturing Suite. We have entered into a relationship with a U.S.-based contract manufacturer for Sulonex to build a larger scale manufacturing suite within their current facility, which they will operate on our behalf. We believe this suite will be suitable to manufacture and produce initial commercialization quantities of Sulonex (for approximately one to three years from launch). As of September 30, 2007, we have spent approximately $11.0 million in capital expenditures building the suite. We anticipate that in the fourth quarter of 2007, after equipment validation has been completed, the facility will be ready for its intended use and we will begin to depreciate this asset at that time. Significant estimates and judgments were made, and will continue to be made, relating to the appropriate in-service date of these assets and the related asset retirement obligation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt and auction note securities in accordance with our investment policy. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of September 30, 2007, our portfolio of financial instruments consists of cash equivalents and short-term and long-term interest bearing securities, including corporate debt, money market funds, government debt and auction note securities. The average duration of all of our held-to-maturity investments held as of September 30, 2007, was less than 12 months. Additionally, the re-pricing of our auction notes within thirty days allows these securities to function as short-term investments. Due to the short-term nature of our investments, we believe we have no material exposure to interest rate risk arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.

In July 2003, Keryx (Israel) Ltd., one of our Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord. On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement. In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of our Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, our Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx. The amount demanded by the landlord totals 4,345,313 New Israeli Shekels, or approximately $1,104,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord's complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord's complaint. Generally, each answer challenges the merits of the landlord's cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer. At this time, the Circuit Court of Jerusalem has not issued a decision with respect to the motion to dismiss. A hearing on a motion by Keryx Biopharmaceuticals, Inc. and Michael S. Weiss to vacate service of process outside of Israel was held in June 2006. On October 15, 2006, the Court held that the service of the claim against Mr. Weiss is vacated. Consequently, the Circuit Court of Jerusalem dismissed the suit against Mr. Weiss. However, the service against us was sustained. We appealed this holding. The appeal was denied on June 18, 2007, and we filed a petition for certiorari to the Supreme Court of Israel. Our motion for certiorari was denied as well. The next preliminary hearing is scheduled for February 7, 2008. To date, we have not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of the charge, if any.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2007, we had an accumulated deficit of approximately $249.0 million. As we expand our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

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

Additionally, we have finalized an SPA agreement with the FDA for the Phase 3 and Phase 4 clinical trials of Sulonex. The clinical plan to support a new drug application, or NDA, approval for Sulonex under subpart H, as agreed upon with the FDA under an SPA, consists of: (i) a single Phase 3 trial in patients with microalbuminuria based on the surrogate marker of regression of microalbuminuria as the primary endpoint; (ii) supportive data from previously conducted clinical studies; and (iii) substantial recruitment into our Phase 4 confirmatory study that will measure clinical outcomes in patients with overt nephropathy, or macroalbuminuria. The subpart H process is complex and requires careful execution. No assurance can be given that we will be able to meet the requirements set forth in the SPA. Even if we meet those requirements, the FDA is not obligated to grant approval of our NDA for Sulonex. Many companies who have been granted an SPA and/or the right to utilize an accelerated approval approach have failed to obtain approval. Since we are seeking accelerated approval under an SPA, we may be subject to enhanced scrutiny. Additionally, even if the primary endpoint is achieved, an SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, changes in scientific or medical evidence or sentiment or internal inconsistency in the data prior to making their final decision. The FDA may also seek the guidance of an advisory panel prior to making their final decision. In addition, the FDA will have access to, and will review, the safety database for our Phase 4 clinical trial prior to granting approval. Any concerns arising from that review could delay or prevent the approval of Sulonex. If the FDA approves Sulonex for marketing on the basis of our Phase 3 trial, our Phase 4 clinical trial may yield insufficient efficacy data or give rise to safety concerns, which could result in withdrawal of such approval or could cause us to withdraw the product from the market. Moreover, negative or inconclusive results from the clinical trials we hope to conduct or adverse medical events could cause us to have to repeat or terminate the clinical trials. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

Additionally, we have never filed an NDA or similar application for approval in the United States or in any country, which may result in a delay in, or the rejection of, our filing of an NDA or similar application. During the drug development process, regulatory agencies will typically ask questions of drug sponsors. While we endeavor to answer all such questions in a timely fashion, or in the NDA filing, some questions may not be answered by the time we file our NDA. Unless the FDA waives the requirement to answer any such unanswered questions, our NDA may be delayed or rejected. For example, with respect to Sulonex, during the development process, the FDA has raised certain non-clinical questions. To answer some of these questions requires a bioassay for which the analytical tools do not currently exist. The FDA has requested that we diligently pursue such an assay. We believe that we have diligently pursued, and will continue to diligently pursue, such an assay. If the FDA determines that we have not been diligent, or otherwise determines that our NDA fails to answer required questions, then our NDA could be delayed or rejected.

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

Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies. Drug candidates in the later stages of clinical development may fail to show the desired safety and efficacy traits despite positive results in initial clinical testing. There can be no assurance that the results from the Sulonex Phase 3 study will track the data from the pilot Collaborative Study Group Phase 2 study or the DiNAS Phase 2 study, or that the results from the Sulonex Phase 4 study will yield sufficient efficacy data. Results from these earlier Sulonex studies may not be indicative of results from future clinical trials and the risk remains that the pivotal program for Sulonex may generate efficacy data that will be insufficient for the approval of the drug, or may raise safety concerns that may prevent approval of the drug. Interpretation of the prior safety and efficacy data of Sulonex, or our other drug candidates, may be flawed and there can be no assurance that safety and/or efficacy concerns from the prior data were overlooked or misinterpreted, which in subsequent, larger studies appear and prevents approval of Sulonex or our other drugs candidates.

Clinical trials have a high risk of failure. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving what appeared to be promising results in earlier trials. If we experience delays in the testing or approval process or if we need to perform more or larger clinical trials than originally planned, our financial results and the commercial prospects for our drug candidates may be materially impaired. In addition, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval in the United States and abroad and, accordingly, may encounter unforeseen problems and delays in the approval process. While we have engaged a clinical research organization with experience in conducting regulatory trials, errors in the conduct, monitoring and/or auditing could invalidate the results from a regulatory perspective.

Because all of our proprietary technologies are licensed to us by third parties, termination of these license agreements would prevent us from developing our drug candidates.

We do not own any of our drug candidates. We have licensed the rights, patent or otherwise, to our drugs candidates from third parties. These license agreements require us to meet development milestones and impose development and commercialization due diligence requirements on us. In addition, under these agreements, we must pay royalties on sales of products resulting from licensed technologies and pay the patent filing, prosecution and maintenance costs related to the licenses. If we do not meet our obligations in a timely manner or if we otherwise breach the terms of our license agreements, our licensors could terminate the agreements, and we would lose the rights to our drug candidates. From time to time, in the ordinary course of business, we may have disagreements with our licensors or collaborators regarding the terms of our agreements or ownership of proprietary rights, which could lead to delays in the research, development and commercialization of our drug candidates or could require or result in litigation or arbitration, which would be time-consuming and expensive.

We rely on third parties to manufacture and test our products. If these third parties do not successfully manufacture and test our products, our business will be harmed.

We have limited experience in manufacturing products for clinical or commercial purposes. We intend to continue, in whole or in part, to use third parties to manufacture and test our products for use in clinical trials and for future sales. We may not be able to enter into future contract agreements with these third-parties on terms acceptable to us, if at all.

Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA and foreign regulations, production costs and development of advanced manufacturing techniques and process controls. Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our drug candidates. In addition, our contract manufacturers will be subject to ongoing periodic, unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with, among other things, current Good Manufacturing Practices, in addition to other governmental regulations and corresponding foreign standards. The same issues apply to contract analytical services which we use for release of our products. We will not have control over, other than by contract and periodic oversight, third-party manufacturers' compliance with these regulations and standards. Switching or engaging multiple third-party contractors to produce our products may be difficult because the number of potential manufacturers is limited, particularly in the case of Sulonex, and the process by which multiple manufacturers make the drug substance must be identical at each manufacturing facility. It may be difficult for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. Moreover, if we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA and foreign regulations and standards.

If third-party manufacturers fail to deliver the required quantities of our drug candidates on a timely basis and at commercially reasonable prices, we will not be able to commercialize our products as planned.

We have entered into a relationship with a U.S.-based contract manufacturer for Sulonex which we believe will be adequate to satisfy our current clinical supply needs. In addition, we have entered into an agreement with the same manufacturer to build a larger scale manufacturing suite within their current facility, which they will operate on our behalf. We believe this suite will be suitable to manufacture launch and initial commercialization (approximately one to three years from launch) quantities of Sulonex. As we move forward, we plan to build additional manufacturing capacity to meet the future demands for Sulonex. As with all heparin-like compounds, the end product is sensitive to the manufacturing process utilized. Accordingly, as we scale-up we will need to accurately reproduce the established process on the larger scale to ensure successful commercialization of Sulonex. There can be no assurance that we will be successful in this endeavor. In addition, because we do not have a bioassay for Sulonex, we may have difficulty qualifying materials from multiple sources, including materials produced from our larger scale facility and/or from additional facilities, which could delay or impair our commercialization efforts. Additionally, as we scale-up, we have incurred, and will continue to incur, capital expenditures to enable larger scale production. Through September 30, 2007, we have spent approximately $11.0 million in capital expenditures building the current manufacturing suite. If we fail to obtain regulatory approval for Sulonex, we may incur significant losses disposing of the assets associated with our manufacturing suite.

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

As of October 30, 2007, we had 41 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Weiss, this agreement does not prevent him from terminating his employment with us.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 41 full and part-time employees. We also have significantly fewer employees than many other companies that have a product candidate in late-stage clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our current cash, cash equivalents, interest receivable, investment securities and license receivable may not be adequate to support our operations for the length of time that we have estimated.

We believe that our $82.7 million in cash, cash equivalents, interest receivable, investment securities and license receivable as of September 30, 2007 will be sufficient to enable us to meet our planned operating needs and capital expenditures through the date of the release of our Phase 3 Sulonex data, expected in the first quarter of 2008. Depending on the outcome of our Phase 3 study, our cash requirements will vary dramatically. In the event of a negative outcome, we believe our current capital resources will enable us to meet our revised operating needs and capital expenditures for at least 12 to 24 months from January 2008. Our forecast of the period of time through which our cash, cash equivalents, interest receivable, investment securities and license receivable will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

We expect to use, rather than generate, funds from operations for the foreseeable future. Based on our current plans, we believe our existing cash, cash equivalents, interest receivable, investment securities and license receivable will be sufficient to fund our operating expenses and capital requirements through the date of the release of our Phase 3 Sulonex data, expected in the first quarter of 2008. Depending on the outcome of our Phase 3 study, our cash requirements will vary dramatically. In the event of a negative outcome, we believe our current capital resources will enable us to meet our revised operating needs and capital expenditures for at least 12 to 24 months from January 2008. However, the actual amount of funds that we will need prior to or after that date will be determined by many factors, some of which are beyond our control. As a result, we may need funds sooner or in different amounts than we currently anticipate, depending upon:

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

In July 2003, Keryx (Israel) Ltd., one of our Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord. On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement. In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of our Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, our Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx. The amount demanded by the landlord totals 4,345,313 New Israeli Shekels, or approximately $1,104,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord's complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord's complaint. Generally, each answer challenges the merits of the landlord's cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer. At this time, the Circuit Court of Jerusalem has not issued a decision with respect to the motion to dismiss. A hearing on a motion by Keryx Biopharmaceuticals, Inc. to vacate service of process outside of Israel was held in September 2006. On October 15, 2006, the Circuit Court of Jerusalem held that the service of process on Keryx was sustained. We appealed this holding. The appeal was denied on September 18, 2007, and we filed a petition for certiorari to the Supreme Court of Israel. Our motion for certiorari was denied as well. The next preliminary hearing is scheduled for February 7, 2008. To date, we have not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of the charge, if any.

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

3.2
Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002, and incorporated herein by reference.

3.3
Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007. Filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 9, 2007 and incorporated herein by reference.

10.1*	Sub-license Agreement by and among Keryx Biopharmaceuticals, Inc., Japan Tobacco Inc., and Torii Pharmaceutical Co., Ltd. dated September 26, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.
________________
* Confidential treatment has been requested with respect to the omitted portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: November 9, 2007	By:	/s/ Mark Stier
Chief Accounting Officer
Principal Financial Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.1*	Sub-license Agreement by and among Keryx Biopharmaceuticals, Inc., Japan Tobacco Inc., and Torii Pharmaceutical Co., Ltd. dated September 26, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.
________________
* Confidential treatment has been requested with respect to the omitted portions of this exhibit.