Form 10-Q
period 2008-03-31
KERYX BIOPHARMACEUTICALS INC
filed 2008-05-12
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There were 43,696,153 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 5, 2008.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

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

•
expectations for the development, manufacturing, regulatory approval, and commercialization of ZerenexTM (ferric citrate), KRX-0401 (perifosine), and our additional product candidates or any other products we may acquire or in-license;

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;

•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our business strategy;

•	expected losses;

•	our ability to continue to satisfy the listing requirements of the NASDAQ Stock Market; and

•	expectations for future capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007

(in thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,774	$19,065
Short-term investment securities	20,838	43,038
Interest receivable	463	283
License receivable	8,000	—
Assets held for sale	300	—
Other current assets	1,316	1,330
Total current assets	36,691	63,716
Long-term investment securities	12,485	2,296
Property, plant and equipment, net	288	11,497
Goodwill	3,208	3,208
Other assets, net	103	344
Total assets	$52,775	$81,061

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$16,787	$19,134
Accrued compensation and related liabilities	1,114	1,254
Current portion of deferred revenue	1,557	1,023
Total current liabilities	19,458	21,411
Deferred revenue, net of current portion	18,289	11,022
Contingent equity rights	4,004	4,004
Other liabilities	179	202
Total liabilities	41,930	36,639
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (95,000,000 shares authorized, 43,776,101 and 43,751,101 shares issued, 43,696,153 and 43,671,153 shares outstanding at March 31, 2008 and December 31, 2007, respectively)	44	44
Additional paid-in capital	323,968	323,009
Treasury stock, at cost, 79,948 shares at March 31, 2008 and December 31, 2007, respectively	(357)	(357)
Deficit accumulated during the development stage	(312,810)	(278,274)
Total stockholders’ equity	10,845	44,422
Total liabilities and stockholders’ equity	$52,775	$81,061

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Operations
for the Three Months Ended March 31, 2008 and 2007 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,		Amounts accumulated during the development
	2008	2007	stage

Revenue:
License revenue	$199	$—	$403
Diagnostic revenue	—	30	169
Service revenue	—	12	1,866
Other revenue	—	—	1,027
Total revenue	199	42	3,465

Operating expenses:
Cost of diagnostics sold	—	22	178
Cost of services	—	32	2,168

Research and development:
Non-cash compensation	(980)	995	16,832
Non-cash acquired in-process research and development	—	—	18,800
Other research and development	30,828	17,446	225,750
Total research and development	29,848	18,441	261,382

Selling, general and administrative:
Non-cash compensation	1,717	2,006	22,652
Other selling, general and administrative	1,967	2,795	46,082
Total selling, general and administrative	3,684	4,801	68,734

Total operating expenses	33,532	23,296	332,462

Operating loss	(33,333)	(23,254)	(328,997)

Interest and other (expense) income, net	(1,203)	1,441	16,714
Net loss before income taxes	(34,536)	(21,813)	(312,283)

Income taxes	—	—	527
Net loss	$(34,536)	$(21,813)	$(312,810)

Basic and diluted loss per common share	$(0.79)	$(0.50)	$(13.59)

Weighted average shares used in computing basic and diluted net loss per common share	43,718,077	43,506,236	23,012,552

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
for the Three Months Ended March 31, 2008 (Unaudited)

(in thousands, except share amounts)

	Common stock			Additional paid-in
	Shares	Amount		capital

Balance at December 31, 2007	43,751,101	$44		$323,009
Changes during the period:
Forfeiture of restricted stock	(50,000)	(—	)*	—
Exercise of options	75,000	—	*	222
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		737
Net loss	—	—		—
Balance at March 31, 2008	43,776,101	$44		$323,968

	Treasury stock		Deficit accumulated during the development
	Shares	Amount	Stage	Total

Balance at December 31, 2007	79,948	$(357)	$(278,274)	$44,422
Changes during the period:
Forfeiture of restricted stock	—	—	—	(—	)*
Exercise of options	—	—	—	222
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—	—	737
Net loss	—	—	(34,536)	(34,536)
Balance at March 31, 2008	79,948	$(357)	$(312,810)	$10,845

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2008 and 2007 (Unaudited)

(in thousands)

	Three months ended March 31,		Amounts accumulated during the development stage
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(34,536)	$(21,813)	$(312,810)
Adjustments to reconcile net loss to cash flows used in operating activities:
Acquired in-process research and development	—	—	18,800
Stock compensation expense	737	3,001	39,484
Issuance of common stock to technology licensor	—	—	359
Interest on convertible notes settled through issuance of preferred shares	—	—	253
Depreciation and amortization	35	49	3,021
Loss on disposal of property, plant and equipment	—	—	171
Impairment of investment securities	1,811	—	1,811
Other impairment charges	11,037	600	14,119
Exchange rate differences	—	—	94
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in other current assets	14	1,219	(844)
Increase in accrued interest receivable	(180)	(134)	(463)
Increase in license receivable	(8,000)	—	(8,000)
Decrease (increase) in security deposits	241	—	(22)
(Decrease) increase in accounts payable and accrued expenses	(2,347)	2,991	15,042
(Decrease) increase in accrued compensation and related liabilities	(140)	(1,214)	519
(Decrease) increase in other liabilities	(23)	(23)	24
Increase (decrease) in deferred revenue	7,801	(3)	19,390
Net cash used in operating activities	(23,550)	(15,327)	(209,052)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(163)	(2,511)	(16,310)
Proceeds from disposals of property, plant and equipment	—	—	440
Increase in note and accrued interest receivable from related party	—	—	(356)
Payments of transaction costs	—	—	(231)
Increase in other assets	—	—	(1,192)
Investment in held-to-maturity short-term securities	(21)	(22)	(55,070)
Proceeds from maturity of held-to-maturity short-term securities	22	4,500	76,063
Investment in available-for-sale short-term securities	(12,000)	(500)	(126,800)
Proceeds from sale of available-for-sale short-term securities	22,200	2,500	114,800
Investment in held-to-maturity long-term securities	(1)	(2,019)	(44,320)
Proceeds from maturity of held-to-maturity long-term securities	—	1	193
Net cash provided by (used in) investing activities	10,037	1,949	(52,783)

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2008 and 2007 (Unaudited)
(continued)

(in thousands)

	Three months ended March 31,		Amounts accumulated during the development stage
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	$—	$—	$500
Proceeds from long-term loans	—	—	3,251
Payment of assumed notes payable and accrued interest in connection with the ACCESS Oncology acquisition	—	—	(6,322)
Issuance of convertible note, net	—	—	2,150
Issuance of preferred shares, net	—	—	8,453
Receipts on account of shares previously issued	—	—	7
Proceeds from initial public offering, net	—	—	46,298
Proceeds from subsequent public offerings, net	—	—	158,487
Proceeds from private placements, net	—	—	45,795
Proceeds from exercise of options and warrants	222	183	9,342
Purchase of treasury stock	—	(70)	(357)

Net cash provided by financing activities	222	113	267,604

Cash acquired in acquisition	—	—	99
Effect of exchange rate on cash	—	—	(94)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,291)	(13,265)	5,774

Cash and cash equivalents at beginning of period	19,065	48,736	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,774	$35,471	$5,774

NON - CASH TRANSACTIONS
Issuance of common stock in connection with acquisition	$—	$—	$9,635
Contingent equity rights in connection with acquisition	—	—	4,004
Assumption of liabilities in connection with acquisition	—	—	9,068
Conversion of short-term loans into contributed capital	—	—	500
Conversion of long-term loans into contributed capital	—	—	2,681
Conversion of long-term loans into convertible notes of Partec	—	—	570
Conversion of convertible notes of Partec and accrued interest into stock in Keryx	—	—	2,973
Issuance of warrants to related party as finder’s fee in private placement	—	—	114
Declaration of stock dividend	—	—	3

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$1,166
Cash paid for income taxes	$—	$—	$468

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Notes to Consolidated Financial Statements (unaudited)

NOTE 1 - GENERAL

Basis of Presentation

Keryx Biopharmaceuticals, Inc. and subsidiaries (“Keryx” or the “Company”) is a biopharmaceutical company focused on the acquisition, development and commercialization of medically important, novel pharmaceutical products for the treatment of life-threatening diseases, including renal disease and cancer. The Company was incorporated in Delaware in October 1998 (under the name Paramount Pharmaceuticals, Inc., which was later changed to Lakaro Biopharmaceuticals, Inc. in November 1999, and finally to Keryx Biopharmaceuticals, Inc. in January 2000). The Company commenced activities in November 1999, focusing on the development and commercialization of clinical compounds and core technologies for the life sciences.

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

The Company owns a 100% interest in each of ACCESS Oncology, Inc., Neryx Biopharmaceuticals, Inc., and Accumin Diagnostics, Inc., all U.S. corporations incorporated in the State of Delaware, and Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd., each organized in Israel. In 2003, the Company’s subsidiaries in Israel ceased operations and are currently in the process of being closed down. Most of the Company's biopharmaceutical development and substantially all of its administrative operations during the three months ended March 31, 2008 and 2007, were conducted in the United States of America.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the foreseeable future and may never become profitable. The Company has not generated any revenues from its planned principal operations and is dependent upon significant financing to provide the working capital necessary to execute its business plan. The Company has not yet commercialized any of its drug candidates and cannot be sure if it will ever be able to do so. Even if the Company commercializes one or more of its drug candidates, the Company may not become profitable. The Company’s ability to achieve profitability depends on a number of factors, including its ability to complete its development efforts, obtain regulatory approval for its drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its drug candidates. The Company may continue to incur substantial operating losses even if it begins to generate revenues from its drug candidates, if approved. If the Company determines that it is necessary to seek additional funding, there can be no assurance that the Company will be able to obtain any such funding on terms that are acceptable to it, if at all.

Cash and Cash Equivalents

The Company treats liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

Investment Securities

The Company records its investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost. Available-for-sale investments securities (auction rate securities) are recorded at fair value. See Note 2 - Fair Value Measurements. Other-than-temporary impairment charges are included in interest and other income (expense), net.

The following tables summarize the Company’s investment securities at March 31, 2008 and December 31, 2007:

(in thousands)	March 31, 2008	December 31, 2007

Short-term investment securities:
Obligations of domestic governmental agencies (mature between April and October 2008) (held-to-maturity)	$20,838	$20,838
Auction rate securities (mature between 2031 and 2047) (available-for-sale)	—	22,200
Total short-term investment securities	$20,838	$43,038

Long-term investment securities:
Obligations of domestic governmental agencies (mature May 2009) (Held-to-maturity)	$2,296	$2,296
Auction rate securities (mature between 2031 and 2047) (available-for-sale)	10,189	—
Total long-term investment securities	$12,485	$2,296

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

The Company recognizes diagnostic revenue when persuasive evidence of an arrangement exists, the product has been shipped, title and risk of loss have passed to the customer and collection from the customer is reasonably assured.

The Company recognizes service revenues as the services are provided. Deferred revenue is recorded when the Company receives a deposit or prepayment for services to be performed at a later date.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) on January 1, 2006 using the modified prospective transition method. SFAS No. 123R requires all share-based payments to employees, and to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value method prescribed by the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”).

Net Loss per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants outstanding as of March 31, 2008 and 2007, which are not included in the computation of net loss per share amounts, were 10,687,140 and 11,098,843, respectively.

Accounting for Manufacturing Suite

As of March 31, 2008, the Company has spent approximately $11.3 million in capital expenditures building its manufacturing suite for Sulonex. With the cessation of the Company’s development of Sulonex, the Company took an impairment charge of $11.0 million, which is included in other research and development expenses in the three months ended March 31, 2008, to write the assets down to their estimated fair value of $300,000, which are being classified as assets held for sale. In addition, the Company recognized a $2.1 million provision, which is included in other research and development expenses in the three months ended March 31, 2008, for estimated costs relating to the required restoration of the facility to its original condition.

Impairment of Goodwill

The Company accounts for impairment of goodwill using the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires goodwill be tested using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. The negative outcome of the Company’s pivotal SUN-MICRO Phase 3 clinical trial of Sulonex™ (sulodexide) for the treatment of diabetic nephropathy, announced on March 7, 2008, and the Company’s subsequent decision to terminate the ongoing SUN-MACRO Phase 4 clinical trial triggered an impairment test. As of March 31, 2008, management concluded that there is no impairment of the Company’s goodwill.

NOTE 2 – FAIR VALUE MEASUREMENTS

As of January 1, 2008, the Company adopted the Financial Accounting Standards Board’s Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) for its financial assets only. SFAS No. 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and requires expanded disclosures about fair value measurements. The SFAS No. 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1 – quoted prices in active markets for identical assets and liabilities;

•	Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable; and

•	Level 3 – unobservable inputs that are not corroborated by market data.

As of March 31, 2008, $10.2 million of the Company’s long-term investment securities were invested in auction rate securities, which represent interests in student loan-backed securities. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically allowed existing investors either to rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. This auction process has historically provided a liquid market for these securities; however, the uncertainties in the credit markets have affected all of the Company’s holdings in auction rate securities. Since February 2008, the auctions for the auction rate securities held by the Company have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While these investments are currently rated AA or higher, the Company is uncertain as to when the liquidity issues relating to these investments will improve. Given the complexity of auction rate securities and the lack of readily observable market quotes related to these investments, the Company obtained the assistance of an independent valuation firm, Pluris Valuation Advisors LLC, to assist management in assessing the fair value of its auction rate securities portfolio. As a result of this valuation process, the Company recorded an impairment charge of $1.8 million for an other-than-temporary decline in the value of its auction rate securities to estimated fair value of $10.2 million at March 31, 2008. This other-than-temporary impairment charge was included in interest and other income (expense), net. In addition, the Company reclassified the entire auction rate securities portfolio from short-term to long-term investments due to the uncertainty of when the Company can sell these securities.

The valuation methods used to estimate the auction rate securities’ fair value were (1) a discounted cash flow model, where the expected cash flows of the auction rate securities are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the auction rate securities are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar auction rate securities. The valuation included numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

The fair value of the Company’s auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, the Company may incur additional impairment charges with respect to its auction rate securities portfolio. The Company will continue to monitor the fair value of its auction rate securities and relevant market conditions and will recognize additional impairment charges if future circumstances warrant such charges.

The Company reviews impairments in accordance with the guidance in EITF Issue 03-1 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. Losses are recognized in the Company’s statement of operations when a decline in fair value is determined to be other-than-temporary. The Company reviews its investments on an ongoing basis for indications of possible impairment. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The Company believes that the impairment charge related to its auction rate securities investments are other-than-temporary. The primary factors the Company considers in classifying an impairment include the extent and time the fair value of each investment has been below cost and the Company’s ability to hold such investment to maturity.

The following table provides the fair value measurements of applicable Company financial assets according to the fair value levels defined by SFAS No. 157 as of March 31, 2008:

	Financial assets at fair value as of March 31, 2008
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$2,542	$—	$—
Auction rate securities (2)	—	—	10,189
Total	$2,542	$—	$10,189

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Included in long-term investment securities on the Company’s consolidated balance sheet.

The following table summarizes the change in carrying value associated with Level 3 financial assets for the three months ended March 31, 2008:

(in thousands)	Available-for-sale long-term investments

Balance at January 1, 2008	$—
Transfer into Level 3 (1)	12,000
Total unrealized losses included in net loss	(1,811)
Balance at March 31, 2008	$10,189

(1)
Based on deteriorated market conditions in the first quarter of 2008, the Company changed the fair value measurement methodology of its auction rate securities portfolio that the Company classifies as available-for-sale from quoted prices in active markets to a discounted cash flow model. Accordingly, these securities were re-classified from Level 1 to Level 3.

NOTE 3 – STOCKHOLDERS' EQUITY

Common Stock

The Company filed a shelf registration statement on Form S-3 (File No. 333-130809) with the Securities and Exchange Commission, or SEC, on December 30, 2005, that was declared effective by the SEC on January 13, 2006, covering shares of the Company’s Common Stock having a value not to exceed $150 million. At March 31, 2008, $67 million remain available for future sale under this shelf registration statement. The Company may offer the remaining securities under its shelf registration from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interest of the Company and its stockholders. The Company believes that the shelf registration provides it with the flexibility to raise additional capital to finance its operations as needed.

Equity Incentive Plans

The following table summarizes stock option activity for the three months ended March 31, 2008:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2007	10,869,173	$7.69
Granted	183,800	5.52
Exercised	(75,000)	2.96		$259,900
Forfeited	(611,013)	9.80
Expired	(1,796)	13.56
Outstanding at March 31, 2008	10,365,164	$7.56	6.5	$152,800
Vested and expected to vest at March 31, 2008	10,277,328	$7.52	6.5	$152,800
Exercisable at March 31, 2008	7,581,095	$6.07	5.7	$152,800

Upon the exercise of stock options, the Company issues new shares. As of March 31, 2008, 3,453,833 options issued to employees and directors, and 93,000 options issued to consultants, are milestone-based, of which 3,218,833 options issued to employees and directors, and 43,000 options issued to consultants, are vested and exercisable.

Certain employees and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. The restricted stock vests primarily over a period of two to four years. The following table summarizes restricted share activity for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2007	138,334	$10.09
Granted	—	—
Vested	(50,000)	10.17	$24,500
Forfeited	(50,000)	10.17
Outstanding at March 31, 2008	38,334	$9.88	$23,000

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 5,486,629 at March 31, 2008.

Warrants

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2007	321,976	$4.65
Issued	—	—
Exercised	—	—
Canceled	—	—
Outstanding at March 31, 2008	321,976	$4.65	$43,052

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of the Company’s common stock and the Company’s assessment of its future volatility. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Three months ended March 31,
	2008	2007
Risk-free interest rates	2.5%	4.5%
Dividend yield	—	—
Volatility	65.0%	72.2%
Weighted-average expected term	5.0 years	5.0 years

The weighted average grant date fair value of options granted was $3.10 and $6.92 per option for the three months ended March 31, 2008, and 2007, respectively. The Company used historical information and the Company’s assessment of future forfeitures to estimate forfeitures within the valuation model. As of March 31, 2008, there was $13.2 million and $0.3 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over a weighted-average period of 2.3 years and 2.7 years, respectively. The amounts do not include, as of March 31, 2008, 285,000 options outstanding, which are milestone-based and vest upon certain corporate milestones, such as FDA approval of our drug candidates and market capitalization targets. Stock-based compensation will be measured and recorded if and when a milestone occurs.

NOTE 4 – RESTRUCTURING

On March 26, 2008, the Company implemented a strategic restructuring plan to reduce its cash burn rate and re-focus its development efforts (the “2008 Restructuring”). The 2008 Restructuring, which was prompted by the negative outcome of the Company’s pivotal SUN-MICRO Phase 3 clinical trial of Sulonex™ (sulodexide) for the treatment of diabetic nephropathy, announced on March 7, 2008, and subsequent decision by the Company to terminate the ongoing SUN-MACRO Phase 4 clinical trial, is intended to conserve the financial resources of the Company and enable it to focus its efforts on programs and opportunities that management believes are most likely to provide long-term shareholder value. The 2008 Restructuring includes a workforce reduction of approximately 50%. Following the workforce reduction, the Company will have approximately 25 full and part-time employees.

As part of the 2008 Restructuring, on March 26, 2008, the Company notified its President, I. Craig Henderson, M.D., that the Company was terminating his employment, effective April 15, 2008. Dr. Henderson will remain in his position as a member of the Company’s Board of Directors until the next annual meeting. The Company recognized a $1,569,000 credit to expense, in the three months ended March 31, 2008, related to the forfeiture of stock options and restricted stock issued to Dr. Henderson. In addition, the Company reached a mutual agreement with its Chief Accounting Officer, Mark Stier, that Mr. Stier will resign effective June 30, 2008. His responsibilities have been assumed by James F. Oliviero, Vice President, Finance, who was appointed Principal Financial and Accounting Officer on May 6, 2008.

The following table summarizes restructuring costs that were provided for and/or incurred by the Company during the three months ended March 31, 2008:

Three months ended
(in thousands)	March 31, 2008

Research and development Impairment of manufacturing facility	$11,037
Manufacturing facility restoration provision	2,063
Severance	624
Non-cash compensation	(1,569)
Total research and development	12,155

Selling, general and administrative Severance	99
Total selling, general and administrative	99

Total restructuring costs	$12,254

(in thousands)

Restructuring liabilities at December 31, 2007	$—
Provision for manufacturing facility restoration costs	2,063
Accrued severance costs	723
Restructuring liabilities at March 31, 2008	$2,786

The Company expects to pay out the restructuring liabilities accrued for at March 31, 2008 over the next six months.

NOTE 5 - LICENSE AGREEMENT

In September 2007, the Company entered into a Sublicense Agreement with Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”), JT's pharmaceutical business subsidiary, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate in Japan, which is being developed in the United States under the trade name Zerenex. JT and Torii are responsible for the future development and commercialization costs in Japan.

An upfront payment of $12.0 million, which was received in October 2007, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement. The Company recorded license revenue of approximately $193,500 in the three months ended March 31, 2008, and, at March 31, 2008, has deferred revenue of approximately $11.6 million (approximately $774,000 of which has been classified as a current liability), associated with this $12.0 million payment.

An additional milestone payment of $8.0 million, for the achievement of certain milestones reached in March 2008, was received in April 2008, and is being recognized as license revenue on a straight-line basis over the life of the agreement (as discussed above). The Company recorded license revenue of approximately $5,800 for the three months ended March 31, 2008, and, at March 31, 2008, has license receivable of $8.0 million and deferred revenue of approximately $8.0 million (approximately $533,000 of which has been classified as a current liability) associated with this $8.0 million payment. The Company may receive up to an additional $80.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, JT and Torii will make royalty payments to the Company on net sales of ferric citrate in Japan.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Obligations and Commitments

As of March 31, 2008, the Company has known contractual obligations, commitments and contingencies of $3,662,000. Of this amount, $2,079,000 relates to research and development agreements (primarily relating to the Company’s Phase 2 KRX-0401 clinical program), all of which is due within the next year. The additional $1,583,000 relates to the Company’s operating lease obligations, of which $676,000 is due within the next year, with the remaining balance due as per the schedule below.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Research and development agreements	$2,079,000	$2,079,000	$—	$—	$—
Operating leases	1,583,000	676,000	907,000	—	—
Total	$3,662,000	$2,755,000	$907,000	$—	$—

The table above includes certain commitments that are contingent upon the Company’s continuing development of its drug candidates.

The Company has undertaken to make contingent milestone payments to certain of its licensors of up to approximately $72.8 million over the life of the licenses, of which approximately $60.4 million will be due upon or following regulatory approval of the licensed drugs. In certain cases, such payments will reduce any royalties due on sales of related products. In the event that the milestones are not achieved, the Company remains obligated to pay one licensor $75,000 annually until the license expires. The Company has also committed to pay to the former stockholders of ACCESS Oncology certain contingent equity rights (up to 3,372,422 shares of the Company’s common stock) if its drug candidates meet certain development milestones. A substantial portion of the contingent shares would be payable to related parties of the Company. The Company has also entered into a royalty arrangement under which its wholly-owned subsidiary may be required to pay up to a maximum of $16.1 million to AusAm on revenue from a next generation product following FDA marketing approval, as part of the Company’s acquisition of Accumin. The uncertainty relating to the timing of the commitments described in this paragraph prevents the Company from including them in the table above.

Litigation

In July 2003, Keryx (Israel) Ltd., one of the Company’s Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord. On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement. In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of the Company’s Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, the Company’s Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx. The amount demanded by the landlord totals 4,345,313 New Israeli Shekels, or approximately $1,257,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. The Company intends to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord's complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord's complaint. Generally, each answer challenges the merits of the landlord's cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer. At this time, the Circuit Court of Jerusalem has not issued a decision with respect to the motion to dismiss. A hearing on a motion by Keryx Biopharmaceuticals, Inc. and Michael S. Weiss to vacate service of process outside of Israel was held in June 2006. On October 15, 2006, the Court held that the service of the claim against Mr. Weiss is vacated. Consequently, the Circuit Court of Jerusalem dismissed the suit against Mr. Weiss. However, the service against the Company was sustained. The Company appealed this holding. The appeal was denied on June 18, 2007, and the Company filed a petition for certiorari to the Supreme Court of Israel. The Company’s motion for certiorari was denied as well. The next preliminary hearing is scheduled for June 26, 2008. The Company filed its testimonial affidavit along with an expert opinion contesting the interest and the accumulated debt claimed by plaintiff. The Company has not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of the charge, if any.

The Company prevailed in an arbitration proceeding with Alfa Wasserman concerning certain terms of the License Agreement related to the provision of data to Alfa Wasserman and consultation regarding management of the licensed patents. An arbitration proceeding was held in October 2007 and the arbitrator issued his decision on March 25, 2008, rejecting Alfa Wasserman’s claims that the Company was in breach of the License Agreement. Under the terms of the License Agreement, the Company may be entitled to recoup a portion of its legal fees and expenses associated with the arbitration.

The Company has notified Alfa Wasserman of its intention to terminate the License Agreement as of June 1, 2008, and that the Company will transfer to Alfa Wasserman all regulatory applications as provided in the License Agreement and demanding payment by Alfa Wasserman of 25% of the Company’s development costs associated with sulodexide, as provided in the License Agreement. Alfa Wasserman has itself served a notice of termination of the License Agreement on the grounds that the Company is in material breach of the agreement for failing to diligently develop sulodexide by terminating the Phase 4 clinical trial and seeking to terminate the License Agreement, thereby seeking to avoid reimbursement to Keryx of development costs. The Company intends to submit its claim for reimbursement of legal fees and development costs and Alfa Wasserman’s claim of material breach to the sole arbitrator for resolution.

In November 2007, the Company initiated an action in the US District Court for the Southern District of New York against Panion to enjoin Panion from improperly terminating the November 2005 License Agreement for an alleged breach of contract by Keryx related to certain manufacturing provisions of the agreement, to enjoin Panion from interfering with the Company’s contractual relationships with certain third-parties, as well as to enforce the Company’s right with respect to the prosecution of certain patents. On November 27, 2007, the Court granted the Company a motion for a preliminary injunction. Panion asserted counterclaims for breach of contract relating to certain manufacturing provisions of the license agreement. On March 17, 2008, the parties agreed to settle their dispute and as a result have entered into an Amended and Restated License Agreement, which resulted in an expansion of the scope of the original license grant and granted to the Company  greater control over patent prosecution and maintenance. In consideration of these amendments and the settlement of the litigation, the Company paid Panion $2.5 million in March 2008. Following execution of the Amended and Restated License Agreement, the parties entered a voluntary dismissal of the action, including Panion’s asserted counterclaims.

NOTE 7 – SEGMENT INFORMATION

The Company has three reportable segments: Diagnostics, Services and Products. The Diagnostics business sells diagnostic products for the direct measurement of total, intact urinary albumin. The Services business provides clinical trial management and site recruitment services to other biotechnology and pharmaceutical companies. The Products business focuses on the acquisition, development and commercialization of medically important, novel pharmaceutical products for the treatment of life-threatening diseases, including renal disease and cancer, and also includes license revenue, other revenue and associated costs.

Segment information for the three month periods were as follows:

	Revenue
	Three months ended March 31,		Amounts accumulated during the development
(in thousands)	2008	2007	Stage

Diagnostics	$—	$30	$169
Services	—	12	1,866
Products	199	—	1,430
Total	$199	$42	$3,465

	Operating loss
	Three months ended March 31,		Amounts accumulated during the development
(in thousands)	2008	2007	Stage

Diagnostics	$(81)	$(674)	$(1,853)
Services	—	(20)	(302)
Products	(33,252)	(22,560)	(326,842)
Total	$(33,333)	$(23,254)	$(328,997)

A reconciliation of the totals reported for the operating segments to the consolidated total net loss is as follows:

	Net loss
	Three months ended March 31,		Amounts accumulated during the development
(in thousands)	2008	2007	Stage

Operating losses of reportable segments	$(33,333)	$(23,254)	$(328,997)
Interest and other income (expense), net	(1,203)	1,441	16,714
Income taxes	—	—	(527)
Consolidated net loss	$(34,536)	$(21,813)	$(312,810)

	Assets (1)
	As of	As of
(in thousands)	March 31,2008	December 31, 2007

Diagnostics	$85	$87
Services	—	—
Products	5,130	16,293
Total assets of reportable segments	5,215	16,380
Cash, cash equivalents, interest receivable, license receivable and investment securities	47,560	64,681
Consolidated total assets	$52,775	$81,061

(1)	Assets for our reportable segments include fixed assets, goodwill, as well as accounts receivable and inventory.

The carrying amount of goodwill by reportable segment as of March 31, 2008 and December 31, 2007, was as follows:

	Goodwill
(in thousands)	March 31, 2008	December 31, 2007

Diagnostics	$—	$—
Services	—	—
Products	3,208	3,208
Total	$3,208	$3,208

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

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important, novel pharmaceutical products for the treatment of life-threatening diseases, including renal disease and cancer. We are developing Zerenex™ (ferric citrate), an oral, iron-based compound that has the capacity to bind to phosphate and form non-absorbable complexes. Zerenex is currently in Phase 2 clinical development for the treatment of hyperphosphatemia (elevated phosphate levels) in patients with end-stage renal disease, or ESRD. We are also developing clinical-stage oncology compounds, including KRX-0401 (perifosine), a novel, potentially first-in-class, oral anti-cancer agent that modulates Akt, a protein in the body associated with tumor survival and growth. KRX-0401 also modulates a number of other key signal transduction pathways, including the JNK and MAPK pathways, which are pathways associated with programmed cell death, cell growth, cell differentiation and cell survival. KRX-0401 is currently in Phase 2 clinical development for multiple tumor types. We also have an in-licensing and acquisition program designed to identify and acquire additional drug candidates. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates.

The table below summarizes the status of our product pipeline.

Product candidate	Target indication	Development status
Endocrine/Renal
Zerenex™ (ferric citrate)	Hyperphosphatemia in patients with end-stage renal disease	Phase 2
Oncology
KRX-0401 (perifosine)	Multiple forms of cancer	Phase 2
KRX-0404 (ErPC)	Multiple forms of cancer	Pre-clinical
Neurology
KRX-0701 (dexlipotam)	Diabetic neuropathy	Phase 2
KRX-0501	Neurological disorders	Phase 1

Recent Developments

2008 Restructuring

On March 26, 2008, we implemented a strategic restructuring plan to reduce our cash burn rate and re-focus our development efforts (the “2008 Restructuring”). The 2008 Restructuring, which was prompted by the negative outcome of our pivotal SUN-MICRO Phase 3 clinical trial of Sulonex™ (sulodexide) for the treatment of diabetic nephropathy, announced on March 7, 2008, and our subsequent decision to terminate the ongoing SUN-MACRO Phase 4 clinical trial, is intended to conserve our financial resources and enable us to focus our efforts on programs and opportunities that we believe are most likely to provide long-term shareholder value. The 2008 Restructuring includes a workforce reduction of approximately 50%. Following the workforce reduction, we will have approximately 25 full and part-time employees.

As part of the 2008 Restructuring, on March 26, 2008, we notified our President, I. Craig Henderson, M.D., that we were terminating his employment, effective April 15, 2008. Dr. Henderson will remain in his position as a member of our Board of Directors until our next annual meeting. In addition, we reached a mutual agreement with our Chief Accounting Officer, Mark Stier, that Mr. Stier will resign effective June 30, 2008. His responsibilities have been assumed by James F. Oliviero, Vice President, Finance, who was appointed Principal Financial and Accounting Officer on May 6, 2008.

General Corporate

We are a development stage company and have no drug product sales to date. Our major sources of working capital have been proceeds from various private placements of equity securities, option and warrant exercises, public offerings of our common stock, and, beginning in 2007, from the upfront and milestone payments from our Sublicense Agreement with Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”) and miscellaneous payments from our other prior licensing activities. We have devoted substantially all of our efforts to the identification, in-licensing and development of drug candidates. We have incurred negative cash flow from operations each year since our inception. We anticipate incurring negative cash flows from operating activities for the foreseeable future. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our product development efforts, our clinical trials and in-licensing and acquisition activities.

Our license revenues currently consist of license fees arising from our agreement with JT and Torii. We recognize these revenues ratably over the estimated period which we will have certain ongoing responsibilities under the sublicense agreement, with un-amortized amounts recorded as deferred revenue.

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

Our results of operations include non-cash compensation expense as a result of the grants of stock options, restricted stock and warrants. Compensation expense for awards of options and restricted stock granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statements of operations. We expect to continue to incur significant non-cash compensation as a result of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which we adopted on January 1, 2006. For awards of options and warrants to consultants and other third-parties, compensation expense is determined at the “measurement date,” in accordance with the fair value method prescribed by the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”). The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date. In addition, because some of the options, restricted stock and warrants issued to employees, consultants and other third-parties vest upon the achievement of certain milestones, the total expense is uncertain.

Our ongoing clinical trials will be lengthy and expensive. Even if these trials show that our drug candidates are effective in treating certain indications, there is no guarantee that we will be able to record commercial sales of any of our drug candidates in the near future. In addition, we expect losses to continue as we continue to fund in-licensing and development of new drug candidates. As we continue our development efforts, we may enter into additional third-party collaborative agreements and may incur additional expenses, such as licensing fees and milestone payments. In addition, we may need to establish the commercial infrastructure required to manufacture, market and sell our drug candidates following approval, if any, by the FDA, which would result in us incurring additional expenses. As a result, our quarterly results may fluctuate and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 and March 31, 2007

License Revenue. License revenue was $199,000 for the three months ended March 31, 2008 as compared to no revenue for the three months ended March 31, 2007. License revenue for the three months ended March 31, 2008 was related to the amortization of a portion of the license fees of $12.0 million and $8.0 million associated with our sublicense agreement with JT and Torii. Such amount is recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement.

Diagnostic Revenue. We recognized no diagnostic revenue for the three months ended March 31, 2008, as compared to diagnostic revenue of $30,000 for the three months ended March 31, 2007. We do not expect our diagnostic revenue to have a material impact on our financial results during 2008.

Service Revenue. We recognized no service revenue for the three months ended March 31, 2008, as compared to service revenue of $12,000 for the three months ended March 31, 2007. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2008.

Cost of Diagnostics Sold. We recognized no cost of diagnostics sold for the three months ended March 31, 2008, as compared to an expense of $22,000 for the three months ended March 31, 2007. We do not expect our cost of diagnostics sold to have a material impact on our financial results during the remainder of 2008.

Cost of Services. We recognized no cost of services for the three months ended March 31, 2008, as compared to an expense of $32,000 for the three months ended March 31, 2007. We do not expect our cost of services to have a material impact on our financial results during the remainder of 2008.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to stock option and restricted stock grants decreased by $1,975,000 to a credit of $980,000 for the three months ended March 31, 2008, as compared to an expense of $995,000 for the three months ended March 31, 2007. The decrease was primarily attributable to a $1,968,000 decrease in expense related to stock options and restricted stock issued to our President, who was terminated as part of the 2008 Restructuring.

Other Research and Development Expenses. Other research and development expenses increased by $13,382,000 to $30,828,000 for the three months ended March 31, 2008, as compared to $17,446,000 for the three months ended March 31, 2007. The increase in other research and development expenses was due primarily to an $11,037,000 impairment charge related to the write-down of the assets of the Sulonex manufacturing suite to their estimated fair value following the cessation of our development of Sulonex, and a $2,063,000 provision for estimated costs relating to the required restoration of the manufacturing facility to its original condition. For more information regarding these expenses please see “Overview – Recent Developments — 2008 Restructuring” above. Including the impairment charge and provision discussed above, other research and development expenses related to Sulonex were $25,826,000 and $12,533,000 during the three months ended March 31, 2008 and 2007, respectively.

We expect our other research and development costs to decrease substantially during the remainder of 2008 as a result of the termination of the Sulonex clinical development program, as well as the 2008 Restructuring, which is intended to conserve our financial resources.

Non-Cash Compensation Expense (Selling, General and Administrative). Non-cash compensation expense related to stock option and restricted stock grants decreased by $289,000 to $1,717,000 for the three months ended March 31, 2008, as compared to an expense of $2,006,000 for the three months ended March 31, 2007. The decrease was primarily related to expense incurred during the three months ended March 31, 2007 related to stock options and restricted stock outstanding to our former chief financial officer, who resigned in the second quarter of 2007.

Other Selling General and Administrative Expenses. Other selling, general and administrative expenses decreased by $828,000 to $1,967,000 for the three months ended March 31, 2008, as compared to an expense of $2,795,000 for the three months ended March 31, 2007. The decrease was primarily related to an impairment charge, in the three months ended March 31, 2007, of approximately $600,000 related to certain intangibles associated with Accumin’s diagnostic product.

We expect our other selling, general and administrative costs to decrease over the remainder of 2008 as a result of the 2008 Restructuring, which is intended to conserve our financial resources.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, decreased by $2,644,000 to an expense of $1,203,000 for the three months ended March 31, 2008, as compared to income of $1,441,000 for the three months ended March 31, 2007. The decrease was primarily due to the $1,811,000 impairment charge we recorded in the three months ended March 31, 2008, related to our investments in auction rate securities. The decrease also resulted from a lower level of invested funds and market interest rates as compared to the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through public offerings of our common stock, various private placement transactions, option and warrant exercises, and, beginning in 2007, from the upfront and milestone payments from our sublicense agreement with JT and Torii and miscellaneous payments from our other prior licensing activities.

As of March 31, 2008, we had $47.6 million in cash, cash equivalents, interest receivable, short-term and long-term securities and license receivable (including $10.2 million in auction rate securities as discussed below), a decrease of $17.1 million from December 31, 2007. Cash used in operating activities for the three months ended March 31, 2008 was $23.6 million, as compared to $15.3 million for the three months ended March 31, 2007. This increase was due primarily to a $2.3 million decrease in accounts payable and accrued expenses in the three months ended March 31, 2008, as compared to a $3.0 million increase in accounts payable and accrued expenses in the comparable period last year, a result of the timing of payments. The $2.3 million decrease in accounts payable and accrued expenses in the three months ended March 31, 2008 was primarily the result of a $2.5 million litigation settlement payment for Zerenex. For the three months ended March 31, 2008, net cash provided by investing activities of $10.0 million was primarily the result of the maturity and sale of short-term securities in our investment portfolio, net of purchases, of approximately $10.2 million, offset by purchases of property, plant and equipment of approximately $0.2 million. For the three months ended March 31, 2008, net cash provided by financing activities of $0.2 million was the result of proceeds from the exercise of stock options.

As of March 31, 2008, $10.2 million of our long-term investment securities were invested in auction rate securities, which represent interests in student loan-backed securities. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically allowed existing investors either to rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. This auction process has historically provided a liquid market for these securities; however, the uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While these investments are currently rated AA or higher, we are uncertain as to when the liquidity issues relating to these investments will improve. Given the complexity of auction rate securities and the lack of readily observable market quotes related to these investments, we obtained the assistance of an independent valuation firm, Pluris Valuation Advisors LLC, to assist us in assessing the fair value of our auction rate securities portfolio. As a result of this valuation process, we recorded an impairment charge of $1.8 million for an other-than-temporary decline in the value of our auction rate securities to estimated fair value of $10.2 million at March 31, 2008. This other-than-temporary impairment charge was included in interest and other income (expense), net. In addition, we reclassified the entire auction rate securities portfolio from short-term to long-term investments due to the uncertainty of when we can sell these securities.

The valuation methods used to estimate the auction rate securities’ fair value were (1) a discounted cash flow model, where the expected cash flows of the auction rate securities are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the auction rate securities are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar auction rate securities. The valuation included numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. Assuming a 10% adverse change in the fair value of these securities overall, the fair value would decline approximately $1.0 million. However, each of our auction rate security investments have different features and are subject to different risks and therefore, any market decline would impact these securities to a different degree.

We currently anticipate that our cash, cash equivalents, interest receivable, investment securities and license receivable as of March 31, 2008, exclusive of our holdings in auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan for approximately the next 12 to 18 months. We will continue to attempt to sell our auction rate securities until the auctions are successful; however, there is no assurance as to when the market for auction rate securities will stabilize. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur additional impairment charges with respect to our auction rate securities portfolio, which could negatively affect our financial condition, cash flow and reported earnings, and the lack of liquidity of our auction rate securities could have a material impact on our ability to fund our operations.

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

OBLIGATIONS AND COMMITMENTS

As of March 31, 2008, we have known contractual obligations, commitments and contingencies of $3,662,000. Of this amount, $2,079,000 relates to research and development agreements (primarily relating to our Phase 2 KRX-0401 clinical program), all of which is due within the next year. The additional $1,583,000 relates to our operating lease obligations, of which $676,000 is due within the next year, with the remaining balance due as per the schedule below.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Research and development agreements	$2,079,000	$2,079,000	$—	$—	$—
Operating leases	1,583,000	676,000	907,000	—	—
Total	$3,662,000	$2,755,000	$907,000	$—	$—

The table above includes certain commitments that are contingent upon our continuing development of our drug candidates.

We have undertaken to make contingent milestone payments to certain of our licensors of up to approximately $72.8 million over the life of the licenses, of which approximately $60.4 million will be due upon or following regulatory approval of the licensed drugs. In certain cases, such payments will reduce any royalties due on sales of related products. In the event that the milestones are not achieved, we remain obligated to pay one licensor $75,000 annually until the license expires. We have also committed to pay to the former stockholders of ACCESS Oncology certain contingent equity rights (up to 3,372,422 shares of our common stock) if its drug candidates meet certain development milestones. A substantial portion of the contingent shares would be payable to related parties. We have also entered into a royalty arrangement under which our wholly-owned subsidiary may be required to pay up to a maximum of $16.1 million to AusAm on revenue from a next generation product following FDA marketing approval, as part of our acquisition of Accumin. The uncertainty relating to the timing of the commitments described in this paragraph prevents us from including them in the table above.

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

Stock Compensation. We have granted stock options and restricted stock to employees, directors and consultants, as well as warrants to other third parties. In applying SFAS No. 123R to employee and director grants, the value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. We base our estimates of our stock price volatility on the historical volatility of our common stock and our assessment of future volatility; however, these estimates are neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and warrants. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those equity awards expected to vest. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reported. In addition, because some of the options and warrants issued to employees, consultants and other third-parties vest upon the achievement of certain milestones, the total expense is uncertain.

In accordance with EITF 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” total compensation expense for options and restricted stock issued to consultants is determined at the “measurement date.” The expense is recognized over the vesting period for the options and restricted stock. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record stock-based compensation expense based on the fair value of the equity awards at the reporting date. These equity awards are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date. This results in a change to the amount previously recorded in respect of the equity award grant, and additional expense or a reversal of expense may be recorded in subsequent periods based on changes in the assumptions used to calculate fair value, such as changes in market price, until the measurement date is reached and the compensation expense is finalized.

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

We recognize diagnostic revenue when persuasive evidence of an arrangement exists, the product has been shipped, title and risk of loss have passed to the customer and collection from the customer is reasonably assured.

We recognize service revenues as the services are provided. Deferred revenue is recorded when we receive a deposit or prepayment for services to be performed at a later date.

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

As of March 31, 2008, there was approximately $3.2 million of goodwill on our consolidated balance sheet. SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires goodwill be tested using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

Impairment of Long-Lived Assets. In accordance with the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144, we recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, we make certain assumptions in determining the impairment amount. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. During the first quarter of 2007, management reviewed both its original and projected revenue estimates associated with the Accumin diagnostic tool. As a result of this analysis, we concluded that the asset was impaired and recorded an impairment charge of approximately $600,000 to write-down identifiable intangible long-lived assets associated with Accumin. The charge was recorded in other selling, general and administrative expenses within the Diagnostics segment. Prior to the impairment charge taken in the first quarter of 2007, we amortized our identifiable intangible assets associated with Accumin over their estimated economic lives, which was 12 years, the life of the patents, using the straight-line method.

We had entered into a relationship with SPL, a U.S.-based contract manufacturer, for Sulonex to build a larger scale manufacturing suite within their current facility, which they would operate on our behalf. We believed this suite would be suitable to manufacture and produce initial commercialization quantities of Sulonex (for approximately one to three years from launch). As of March 31, 2008, we have spent approximately $11.3 million in capital expenditures building the suite. In accordance with the guidance in SFAS No. 144, with the cessation of our development of Sulonex, we recognized an impairment charge of $11.0 million, which is included in other research and development expenses in the three months ended March 31, 2008, to write the assets down to their estimated fair value of $300,000, which are being classified as assets held for sale.

Impairment of Investment Securities. As of March 31, 2008, $10.2 million of our long-term investment securities were invested in auction rate securities, which represent interests in student loan-backed securities. The uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While these investments are currently rated AA or higher, we are uncertain as to when the liquidity issues relating to these investments will improve. Given the complexity of auction rate securities and the lack of readily observable market quotes related to these investments, we obtained the assistance of an independent valuation firm, Pluris Valuation Advisors LLC, to assist us in assessing the fair value of our auction rate securities portfolio. As a result of this valuation process, we recorded an impairment charge of $1.8 million for an other-than-temporary decline in the value of our auction rate securities to estimated fair value of $10.2 million at March 31, 2008. This other-than-temporary impairment charge was included in interest and other income (expense), net. In addition, we reclassified the entire auction rate securities portfolio from short-term to long-term investments due to the uncertainty of when we can sell these securities.

The valuation methods used to estimate the auction rate securities’ fair value were (1) a discounted cash flow model, where the expected cash flows of the auction rate securities are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the auction rate securities are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar auction rate securities. The valuation included numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur additional impairment charges with respect to our auction rate securities portfolio. We will continue to monitor the fair value of its auction rate securities and relevant market conditions and will recognize additional impairment charges if future circumstances warrant such charges.

We review impairments in accordance with the guidance in EITF Issue No. 03-1 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. Losses are recognized in our statement of operations when a decline in fair value is determined to be other-than-temporary. We review our investments on an ongoing basis for indications of possible impairment. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. We believe that the impairment charge related to our auction rate securities investments are other-than-temporary. The primary factors we consider in classifying an impairment include the extent and time the fair value of each investment has been below cost and our ability to hold such investment to maturity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt and auction rate securities in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of March 31, 2008, our portfolio of financial instruments consists of cash equivalents and short-term and long-term interest bearing securities, including money market funds, government debt and auction rate securities. The average duration of all of our held-to-maturity investments held as of March 31, 2008, was less than 12 months. Due to the short-term nature of our money market funds and held-to-maturity investments, we believe we have no material exposure to interest rate risk arising from our money market funds and held-to-maturity investments.

As of March 31, 2008, $10.2 million of our long-term investment securities were invested in auction rate securities, which represent interests in student loan-backed securities. The uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While these investments are currently rated AA or higher, we are uncertain as to when the liquidity issues relating to these investments will improve. We will continue to attempt to sell our auction rate securities until the auctions are successful. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any ratings downgrades on the auction rate securities in our portfolio, we may incur additional impairment charges with respect to our auction rate securities portfolio, which could negatively affect our financial condition, cash flow and reported earnings. We will continue to monitor the fair value of our auction rate securities and relevant market conditions and will recognize additional impairment charges if future circumstances warrant such charges. Assuming a 10% adverse change in fair value of these securities overall, the fair value would decline approximately $1.0 million. However, each of our auction rate security investments have different features and are subject to different risks and therefore, any market decline would impact these securities to a different degree. In addition, the lack of liquidity of our auction rate securities could have a material impact on our ability to fund our operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, management carried out, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.

In July 2003, Keryx (Israel) Ltd., one of our Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord. On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement. In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of our Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, our Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx. The amount demanded by the landlord totals 4,345,313 New Israeli Shekels, or approximately $1,257,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord's complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord's complaint. Generally, each answer challenges the merits of the landlord's cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer. At this time, the Circuit Court of Jerusalem has not issued a decision with respect to the motion to dismiss. A hearing on a motion by Keryx Biopharmaceuticals, Inc. and Michael S. Weiss to vacate service of process outside of Israel was held in June 2006. On October 15, 2006, the Court held that the service of the claim against Mr. Weiss is vacated. Consequently, the Circuit Court of Jerusalem dismissed the suit against Mr. Weiss. However, the service against us was sustained. We appealed this holding. The appeal was denied on June 18, 2007, and the Company filed a petition for certiorari to the Supreme Court of Israel. The Company’s motion for certiorari was denied as well. The next preliminary hearing is scheduled for June 26, 2008. We filed our testimonial affidavit along with an expert opinion contesting the interest and the accumulated debt claimed by plaintiff. We have not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of the charge, if any.

We prevailed in an arbitration proceeding with Alfa Wasserman concerning certain terms of the License Agreement related to the provision of data to Alfa Wasserman and consultation regarding management of the licensed patents. An arbitration proceeding was held in October 2007 and the arbitrator issued his decision on March 25, 2008, rejecting Alfa Wasserman’s claims that we were in breach of the License Agreement. Under the terms of the License Agreement, we may be entitled to recoup a portion of our legal fees and expenses associated with the arbitration.

We have notified Alfa Wasserman of our intention to terminate the License Agreement as of June 1, 2008 and that we will transfer to Alfa Wasserman all regulatory applications as provided in the License Agreement and demanding payment by Alfa Wasserman of 25% of our development costs associated with sulodexide, as provided in the License Agreement. Alfa Wasserman has itself served a notice of termination of the License Agreement on the grounds that we are in material breach of the agreement for failing to diligently develop sulodexide by terminating the Phase 4 clinical trial and seeking to terminate the License Agreement, thereby seeking to avoid reimbursing us our development costs. We intend to submit our claim for reimbursement of legal fees and development costs and Alfa Wasserman’s claim of material breach to the sole arbitrator for resolution.

In November 2007, we initiated an action in the US District Court for the Southern District of New York against Panion to enjoin Panion from improperly terminating the November 2005 License Agreement for an alleged breach of contract by us related to certain manufacturing provisions of the agreement, to enjoin Panion from interfering with our contractual relationships with certain third-parties, as well as to enforce our right with respect to the prosecution of certain patents. On November 27, 2007, the Court granted us a motion for a preliminary injunction. Panion asserted counterclaims for breach of contract relating to certain manufacturing provisions of the license agreement. On March 17, 2008, the parties agreed to settle their dispute and as a result have entered into an Amended and Restated License Agreement, which resulted in an expansion of the scope of the original license grant and granted us greater control over patent prosecution and maintenance. In consideration of these amendments and the settlement of the litigation, we paid Panion $2.5 million in March 2008. Following execution of the Amended and Restated License Agreement, the parties entered a voluntary dismissal of the action, including Panion’s asserted counterclaims.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2008, we had an accumulated deficit of approximately $312.8 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

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

Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are planning clinical trials that will seek to enroll patients with the same diseases as we are studying. Certain clinical trials are designed to continue until a pre-determined number of events have occurred to the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates and may also incur increased costs if enrollment is increased in order to achieve the desired number of events. If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials on a cost-effective or timely basis. In addition, conducting multi-national studies adds another level of complexity and risk as we are subject to events affecting countries outside the United States. Moreover, negative or inconclusive results from the clinical trials we conduct or adverse medical events could cause us to have to repeat or terminate the clinical trials. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

Additionally, we have never filed a new drug application, or NDA, or similar application for approval in the United States or in any country, which may result in a delay in, or the rejection of, our filing of an NDA or similar application. During the drug development process, regulatory agencies will typically ask questions of drug sponsors. While we endeavor to answer all such questions in a timely fashion, or in the NDA filing, some questions may not be answered by the time we file our NDA. Unless the FDA waives the requirement to answer any such unanswered questions, submission of an NDA may be delayed or rejected.

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

Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies. Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding that has been seen in some high-dose, ferric citrate canine studies, may require us to do additional studies, which could delay the development of the drug or lead to a decision to discontinue development of the drug. Drug candidates in the later stages of clinical development may fail to show the desired safety and efficacy traits despite positive results in initial clinical testing. Results from earlier studies may not be indicative of results from future clinical trials and the risk remains that a pivotal program may generate efficacy data that will be insufficient for the approval of the drug, or may raise safety concerns that may prevent approval of the drug. Interpretation of the prior safety and efficacy data of our drug candidates may be flawed and there can be no assurance that safety and/or efficacy concerns from the prior data were overlooked or misinterpreted, which in subsequent, larger studies appear and prevents approval of such drug candidates.

Clinical trials have a high risk of failure. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving what appeared to be promising results in earlier trials. If we experience delays in the testing or approval process or if we need to perform more or larger clinical trials than originally planned, our financial results and the commercial prospects for our drug candidates may be materially impaired. In addition, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval in the United States and abroad and, accordingly, may encounter unforeseen problems and delays in the approval process. Though we may engage a clinical research organization with experience in conducting regulatory trials, errors in the conduct, monitoring and/or auditing could invalidate the results from a regulatory perspective.

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

We rely on third parties to manufacture and analytically test our products. If these third parties do not successfully manufacture and test our products, our business will be harmed.

We have limited experience in manufacturing products for clinical or commercial purposes. We intend to continue, in whole or in part, to use third parties to manufacture and analytically test our products for use in clinical trials and for future sales. We may not be able to enter into future contract agreements with these third-parties on terms acceptable to us, if at all.

Contract manufacturers often encounter difficulties in scaling up production, including problems involving raw material supplies, production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA and foreign regulations, production costs and development of advanced manufacturing techniques and process controls. These risks become more acute as we scale up for commerical quantities, where a reliable source of raw material supplies becomes critical to commerical success. For example, given the large quantity of materials required for ferric citrate production, as we approach commercialization for Zerenex we will need to ensure an adequate supple of starting materials that meet quality, quantity and cost standards. Failure to achieve this level of supple can jeopardize the successful commercialization of the product.

Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our drug candidates. In addition, our contract manufacturers will be subject to ongoing periodic and unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with current Good Manufacturing Practices, as well as other governmental regulations and corresponding foreign standards. The same issues apply to contract analytical services which we use for testing of our products. We will not have control over, other than by contract and periodic oversight, third-party manufacturers' compliance with these regulations and standards. We are currently developing analytical tools for ferric citrate active pharmaceutical ingredient testing. Failure to develop effective analytical tools could result in regulatory or technical delay or could jeopardize our ability to obtain FDA approval. Switching or engaging multiple third-party contractors to produce our products may be difficult because the number of potential manufacturers may be limited and the process by which multiple manufacturers make the drug substance must be identical at each manufacturing facility. It may be difficult for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. Moreover, if we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA and foreign regulations and standards.

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

In the event that one or more of our drug candidates are approved by the FDA, we currently plan to conduct our own sales and marketing effort to support the drugs. We currently have limited experience in sales, marketing or distribution. To directly market and distribute any products, we must build a sales and marketing organization with appropriate technical expertise and distribution capabilities. We may attempt to build such a sales and marketing organization on our own or with the assistance of a contract sales organization. For some market opportunities, we may want or need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the commercial success of our products. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and some or all of the revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful. Additionally, building marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels.

Notwithstanding our current plans to commercialize our drug candidates, from time to time we may consider offers or hold discussions with companies for partnerships or the acquisition of our company or any of our products. Any accepted offer may preclude us from the execution of our current business plan.

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

The drugs that we are attempting to develop will have to compete with existing therapies. For example, Zerenex, if approved in the United States, would compete with other FDA approved phosphate binders such as Renagal® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation. PhosLo® (calcium acetate), marketed by Fresenius Medical Care, and Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, amd magnesium. KRS-0401 (perifosine), if approved in the United States would compete with other anti-cancer agents, such as mTOR inhibitors. Wyeth's mTOR inhibitor, temsirolimus, has been approved to treat patients with advanced kidney disease. Biotechnology companies such as Amgen Inc., Biogen-Idec, Inc., ImClone Systems, Inc., Millennium Pharmaceuticals, Inc., Onyx Pharmaceuticals Inc., OSI Pharmaceuticals, Inc. and Vertex Pharmaceuticals, Inc. are developing and, in some cases, marketing drugs to treat various diseases, including cancer, by inhibiting cell-signaling pathways. In addition, we are aware of a number of small and large companies developing competitive products that target the Akt pathway.

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

As of May 5, 2008, we had 28 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Weiss, this agreement does not prevent him from terminating his employment with us.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 28 full and part-time employees as of May 5, 2008. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our current cash, cash equivalents, interest receivable, license receivable and investment securities may not be adequate to support our operations for the length of time that we have estimated.

We currently anticipate that our cash, cash equivalents, interest receivable, license receivable and investment securities as of March 31, 2008, exclusive of our holdings of auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan for approximately the next 12 to 18 months. Our forecast of the period of time through which our cash, cash equivalents, interest receivable, license receivable and investment securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the timing of completion and results from clinical trials for our drug candidates;

●	the timing of expenses associated with manufacturing and product development of the proprietary drug candidates within our portfolio and those that may be in-licensed, partnered or acquired;

●	the timing of the in-licensing, partnering and acquisition of new product opportunities;

●	the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;

●	our ability to achieve our milestones under our licensing arrangements; and

●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights.

If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all.

As of March 31, 2008, $10.2 million of our long-term investment securities were invested in auction rate securities, which represent interests in student loan-backed securities. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically allowed existing investors either to rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. This auction process has historically provided a liquid market for these securities; however, the uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While these investments are currently rated AA or higher, we are uncertain as to when the liquidity issues relating to these investments will improve. Given the complexity of auction rate securities and the lack of readily observable market quotes related to these investments, we obtained the assistance of an independent valuation firm, Pluris Valuation Advisors LLC, to assist us in assessing the fair value of our auction rate securities portfolio. As a result of this valuation process, we recorded an impairment charge of $1.8 million for an other-than-temporary decline in the value of our auction rate securities to estimated fair value of $10.2 million at March 31, 2008. This other-than-temporary impairment charge was included in interest and other income (expense), net. In addition, we reclassified the entire auction rate securities portfolio from short-term to long-term investments due to the uncertainty of when we can sell these securities.

The valuation methods used to estimate the auction rate securities’ fair value were (1) a discounted cash flow model, where the expected cash flows of the auction rate securities are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the auction rate securities are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar auction rate securities. The valuation included numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

We will continue to attempt to sell our auction rate securities until the auctions are successful. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any ratings downgrades on the auction rate securities in our portfolio, we may incur additional impairment charges with respect to our auction rate securities portfolio, which could negatively affect our financial condition, cash flow and reported earnings. We will continue to monitor the fair value of our auction rate securities and relevant market conditions and will recognize additional impairment charges if future circumstances warrant such charges. In addition, the lack of liquidity of our auction rate securities could have a material impact on our ability to fund our operations.

Our prior restructurings may result in additional Israeli-related liabilities.

In July 2003, Keryx (Israel) Ltd., one of our Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord. On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement. In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of our Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, our Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx. The amount demanded by the landlord totals 4,345,313 New Israeli Shekels, or approximately $1,257,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord's complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord's complaint. Generally, each answer challenges the merits of the landlord's cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer. At this time, the Circuit Court of Jerusalem has not issued a decision with respect to the motion to dismiss. A hearing on a motion by Keryx Biopharmaceuticals, Inc. to vacate service of process outside of Israel was held in September 2006. On October 15, 2006, the Circuit Court of Jerusalem held that the service of process on Keryx was sustained. We appealed this holding. The appeal was denied on September 18, 2007, and we filed a petition for certiorari to the Supreme Court of Israel. Our motion for certiorari was denied as well. The next preliminary hearing is scheduled for June 26, 2008. We filed our testimonial affidavit along with an expert opinion contesting the interest and the accumulated debt claimed by plaintiff. We have not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of the charge, if any.

Risks Related to Our Intellectual Property and Third-Party Contracts

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

Litigation or third-party claims could require us to spend substantial time and money defending such claims and adversely affect our ability to develop and commercialize our products.

We may be forced to initiate litigation to enforce our contractual and intellectual property rights, or we may be sued by third parties asserting claims based on contract, tort or intellectual property infringement. In addition, third parties may have or obtain patents in the future and claim that our drug products or technologies infringe their patents. If we are required to defend against suits brought by third parties, or if we sue third parties to protect our rights, we may be required to pay substantial litigation costs, and our management's attention may be diverted from operating our business. In addition, any legal action against our licensors or us that seeks damages or an injunction of our commercial activities relating to our drug products or technologies could subject us to monetary liability and require our licensors or us to obtain a license to continue to use our drug products or technologies. We cannot predict whether our licensors or we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms, if at all.

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

In addition, we may be required to issue up to 3,372,422 shares of our common stock to former stockholders of ACCESS Oncology upon the achievement of certain milestones, of which 500,000 shares may be payable in 2008 if we reach the first milestone, or we may conclude, under certain circumstances, that it is in our best interests to settle this contingent share obligation for all or substantially all of such shares in advance of reaching any of the milestones. A substantial portion of the contingent shares would be payable to related parties.

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

Provisions in our amended and restated certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or control us. These factors could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Our amended and restated certificate of incorporation allows us to issue preferred stock. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of such holders. In certain circumstances, such issuance could have the effect of decreasing the market price of our common stock. Our amended and restated bylaws eliminate the right of stockholders to call a special meeting of stockholders, which could make it more difficult for stockholders to effect certain corporate actions. Any of these provisions could also have the effect of delaying or preventing a change in control.

We may not be able to continue to meet the minimum listing requirements of the NASDAQ Stock Market, and as a result may be de-listed which would significantly and adversely affect the liquidity of the market for our common stock.

We recently received notice from the NASDAQ Stock Market that we were not in compliance with the $1.00 minimum bid price requirement for continued inclusion on the NASDAQ Global Market pursuant to Marketplace Rule 4450 (a)(5). This notification, which was received in a letter dated April 22, 2008, is a standard communication when the bid price of a NASDAQ-listed company closes below the minimum $1.00 per share requirement for 30 consecutive business days. In accordance with Marketplace Rule 4450(e)(2), we will be provided 180 calendar days to regain compliance by having the bid price of our common stock close at $1.00 per share or more for a minimum of 10 consecutive business days.

Shortly after receiving the notice, we applied for a transfer of our listing to the NASDAQ Capital Market. Our listing was accepted to the NASDAQ Capital Market as of May 6, 2008. As such, we are now subject to the continued listing requirements of the NASDAQ Capital Market, and are no longer subject to the continued listing requirements of the NASDAQ Global Market.

We cannot provide assurance that in the future we will continue to meet the listing requirements of the NASDAQ Capital Market, including, without limitation, bid price, stockholders' equity and/or market value of listed securities minimum requirements. Under the rules of the NASDAQ Capital Market, the Company may have an additional 180-calendar day compliance period through April 17, 2009 to comply with the $1.00 minimum closing bid price requirement on the NASDAQ Capital Market, provided the Company otherwise meets the initial listing requirements for the NASDAQ Capital Market on the 180th day of the first 180-calendar day compliance period.

ITEM 5. OTHER INFORMATION

On March 17, 2008, we entered into an Amended and Restated License Agreement with Panion & BF Biotech, Inc., a drug development company based in Taiwan that holds the rights to Zerenex™, an oral, iron-based compound. Pursuant to the agreement, Panion has granted us a worldwide (excluding certain Asia-Pacific countries) exclusive license to sublicense, develop, use, sell, import and export Zerenex™.

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

10.1*	Amended and Restated License Agreement by and between Panion & BF Biotech, Inc. and Keryx Biopharmaceuticals, Inc. dated March 17, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2008.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2008.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2008.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2008.

* Confidential treatment has been requested with respect to the omitted portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: May 12, 2008	By:	/s/ James F. Oliviero
Vice President, Finance
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.1*	Amended and Restated License Agreement by and between Panion & BF Biotech, Inc. and Keryx Biopharmaceuticals, Inc. dated March 17, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2008.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2008.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2008.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2008.
____________
* Confidential treatment has been requested with respect to the omitted portions of this exhibit.