Form 10-Q
period 2008-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2008-08-11
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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
Yes ☐ No ☒

There were 45,075,559 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 4, 2008.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

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

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;

•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our business strategy;

•	expected losses;

•	ability to continue to satisfy the listing requirements of the NASDAQ Stock Market; and

•	expectations for future capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007

(in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,037	$19,065
Short-term investment securities	10,325	43,038
Interest receivable	99	283
Other current assets	1,201	1,330
Total current assets	25,662	63,716
Long-term investment securities	10,125	2,296
Property, plant and equipment, net	254	11,497
Goodwill	3,208	3,208
Other assets, net	102	344
Total assets	$39,351	$81,061

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$9,704	$19,134
Accrued compensation and related liabilities	864	1,254
Current portion of deferred revenue	1,495	1,023
Total current liabilities	12,063	21,411
Deferred revenue, net of current portion	17,962	11,022
Contingent equity rights	4,004	4,004
Other liabilities	156	202
Total liabilities	34,185	36,639
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (95,000,000 shares authorized, 45,163,007 and 43,751,101 shares issued, 45,083,059 and 43,671,153 shares outstanding at June 30, 2008 and December 31, 2007, respectively)	45	44
Additional paid-in capital	325,985	323,009
Treasury stock, at cost, 79,948 shares at June 30, 2008 and December 31, 2007, respectively	(357)	(357)
Deficit accumulated during the development stage	(320,507)	(278,274)
Total stockholders’ equity	5,166	44,422
Total liabilities and stockholders’ equity	$39,351	$81,061

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Operations
for the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)

 (in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,		Amounts accumulated during the development
	2008	2007	2008	2007	stage

Revenue:
License revenue	$327	$—	$526	$—	$730
Diagnostic revenue	—	36	—	66	169
Service revenue	62	14	62	26	1,928
Other revenue	—	—	—	—	1,027
Total revenue	389	50	588	92	3,854

Operating expenses:
Cost of diagnostics sold	—	16	—	38	178
Cost of services	14	30	14	62	2,182

Research and development:
Non-cash compensation	251	1,178	(729)	2,173	17,083
Non-cash acquired in-process research and development	—	—	—	—	18,800
Other research and development	4,243	15,685	35,071	33,131	229,993
Total research and development	4,494	16,863	34,342	35,304	265,876

Selling, general and administrative:
Non-cash compensation	1,767	1,407	3,484	3,413	24,419
Other selling, general and administrative	2,085	2,394	4,052	5,189	48,167
Total selling, general and administrative	3,852	3,801	7,536	8,602	72,586

Total operating expenses	8,360	20,710	41,892	44,006	340,822

Operating loss	(7,971)	(20,660)	(41,304)	(43,914)	(336,968)

Interest and other income (expense), net	274	1,200	(929)	2,641	16,988
Net loss before income taxes	(7,697)	(19,460)	(42,233)	(41,273)	(319,980)

Income taxes	—	—	—	—	527
Net loss	$(7,697)	$(19,460)	$(42,233)	$(41,273)	$(320,507)

Basic and diluted loss per common share	$(0.17)	$(0.45)	$(0.96)	$(0.95)	$(13.66)

Weighted average shares used in computing basic and diluted net loss per common share	44,095,873	43,556,475	43,906,974	43,531,495	23,469,443

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
for the Six Months Ended June 30, 2008 (Unaudited)

 (in thousands, except share amounts)

	Common stock			Additional paid-in
	Shares	Amount		capital

Balance at December 31, 2007	43,751,101	$44		$323,009
Changes during the period:
Issuance of restricted stock	1,401,906	1		—
Forfeiture of restricted stock	(65,000)	(—)	*	—
Exercise of options	75,000	—	*	222
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		2,754
Net loss	—	—		—
Balance at June 30, 2008	45,163,007	$45		$325,985

	Treasury stock		Deficit accumulated during the development
	Shares	Amount	Stage	Total

Balance at December 31, 2007	79,948	$(357)	$(278,274)	$44,422
Changes during the period:
Issuance of restricted stock	—	—	—	1
Forfeiture of restricted stock	—	—	—	(—)	*
Exercise of options	—	—	—	222
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—	—	2,754
Net loss	—	—	(42,233)	(42,233)
Balance at June 30, 2008	79,948	$(357)	$(320,507)	$5,166

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2008 and 2007 (Unaudited)

 (in thousands)

	Six months ended June 30,		Amounts accumulated during the development stage
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(42,233)	$(41,273)	$(320,507)
Adjustments to reconcile net loss to cash flows used in operating activities:
Acquired in-process research and development	—	—	18,800
Stock compensation expense	2,755	5,586	41,502
Issuance of common stock to technology licensor	—	—	359
Interest on convertible notes settled through issuance of preferred shares	—	—	253
Depreciation and amortization	69	84	3,055
(Gain) loss on disposal of property, plant and equipment	—	(1)	171
Impairment of investment securities	1,875	—	1,875
Other impairment charges	11,037	600	14,119
Exchange rate differences	—	—	94
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in other current assets	129	1,622	(729)
Decrease (increase) in accrued interest receivable	184	143	(99)
Decrease (increase) in security deposits	242	—	(21)
(Decrease) increase in accounts payable and accrued expenses	(9,130)	(248)	7,959
(Decrease) increase in accrued compensation and related liabilities	(390)	(928)	269
(Decrease) increase in other liabilities	(46)	(46)	1
Increase (decrease) in deferred revenue	7,412	65	19,001
Net cash used in operating activities	(28,096)	(34,396)	(213,898)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(163)	(2,763)	(16,310)
Proceeds from disposals of property, plant and equipment	—	15	740
Increase in note and accrued interest receivable from related party	—	—	(356)
Payments of transaction costs	—	—	(231)
Increase in other assets	—	—	(1,192)
Investment in held-to-maturity short-term securities	(32)	(2,034)	(55,081)
Proceeds from maturity of held-to-maturity short-term securities	12,842	8,504	88,883
Investment in available-for-sale short-term securities	(12,000)	(10,000)	(126,800)
Proceeds from sale of available-for-sale short-term securities	22,200	18,750	114,800
Investment in held-to-maturity long-term securities	(1)	(2,329)	(44,320)
Proceeds from maturity of held-to-maturity long-term securities	—	2	193
Net cash provided by (used in) investing activities	22,846	10,145	(39,674)

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2008 and 2007 (Unaudited)
(continued)

 (in thousands)

	Six months ended June 30,		Amounts accumulated during the development stage
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term loans	$—	$—	$500
Proceeds from long-term loans	—	—	3,251
Payment of assumed notes payable and accrued interest in connection with the ACCESS Oncology acquisition	—	—	(6,322)
Issuance of convertible note, net	—	—	2,150
Issuance of preferred shares, net	—	—	8,453
Receipts on account of shares previously issued	—	—	7
Proceeds from initial public offering, net	—	—	46,298
Proceeds from subsequent public offerings, net	—	—	158,487
Proceeds from private placements, net	—	—	45,795
Proceeds from exercise of options and warrants	222	203	9,342
Purchase of treasury stock	—	(268)	(357)

Net cash provided by financing activities	222	(65)	267,604

Cash acquired in acquisition	—	—	99
Effect of exchange rate on cash	—	—	(94)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,028)	(24,316)	14,037

Cash and cash equivalents at beginning of period	19,065	48,736	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,037	$24,420	$14,037

NON - CASH TRANSACTIONS
Sale of manufacturing facility assets	$300	$—	$300
Issuance of common stock in connection with acquisition	—	—	9,635
Contingent equity rights in connection with acquisition	—	—	4,004
Assumption of liabilities in connection with acquisition	—	—	9,068
Conversion of short-term loans into contributed capital	—	—	500
Conversion of long-term loans into contributed capital	—	—	2,681
Conversion of long-term loans into convertible notes of Partec	—	—	570
Conversion of convertible notes of Partec and accrued interest into stock in Keryx	—	—	2,973
Issuance of warrants to related party as finder’s fee in private placement	—	—	114
Declaration of stock dividend	—	—	3

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$1,166
Cash paid for income taxes	$—	$—	$468

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

The Company owns a 100% interest in each of ACCESS Oncology, Inc., Neryx Biopharmaceuticals, Inc., and Accumin Diagnostics, Inc., all U.S. corporations incorporated in the State of Delaware, and Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd., each organized in Israel. In 2003, the Company’s subsidiaries in Israel ceased operations and are currently in the process of being closed down. Most of the Company's biopharmaceutical development and substantially all of its administrative operations during the three and six months ended June 30, 2008 and 2007, were conducted in the United States of America.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Investment Securities

The Company records its investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost. Available-for-sale investments securities (which are comprised of the auction rate securities we own) are recorded at fair value. See Note 2 - Fair Value Measurements. Other-than-temporary impairment charges are included in interest and other income (expense), net.

The following table summarizes the Company’s investment securities at June 30, 2008 and December 31, 2007:

(in thousands)	June 30, 2008	December 31, 2007

Short-term investment securities:
Obligations of domestic governmental agencies (mature between October 2008 and May 2009) (held-to-maturity)	$10,325	$20,838
Auction rate securities (mature between 2031 and 2047) (available-for-sale)	—	22,200
Total short-term investment securities	$10,325	$43,038

Long-term investment securities:
Obligations of domestic governmental agencies (held-to-maturity)	$—	$2,296
Auction rate securities (mature between 2031 and 2047) (available-for-sale)	10,125	—
Total long-term investment securities	$10,125	$2,296

Revenue Recognition

The Company recognizes license revenue consistent with the provisions of Staff Accounting Bulletin (“SAB”) No. 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company analyzes each element of its licensing agreement to determine the appropriate revenue recognition. The Company recognizes revenue on upfront payments and milestone payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. The Company may recognize milestone payments in revenue upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Sales milestones and royalties that are deferred will be recognized when earned under the agreements.

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

Net Loss per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants outstanding as of June 30, 2008 and 2007, which are not included in the computation of net loss per share amounts, were 9,846,616 and 10,894,094, respectively.

Accounting for Manufacturing Suite

The Company spent approximately $11.3 million in capital expenditures building a manufacturing suite for Sulonex. With the cessation of the Company’s development of Sulonex in March 2008, the Company took an impairment charge of $11.0 million, which is included in other research and development expenses in the six months ended June 30, 2008, to write the assets down to their fair value of $300,000, the amount for which the assets were sold during the three months ended June 30, 2008. The sale of the assets offset a payable and, therefore, cash was not received by the Company. In addition, the Company recognized a $2.1 million expense, which is included in other research and development expenses in the six months ended June 30, 2008, for costs related to the required restoration of the leased facility to its original condition.

Impairment of Goodwill

The Company accounts for impairment of goodwill using the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires goodwill be tested using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. The negative outcome of the Company’s pivotal SUN-MICRO Phase 3 clinical trial of Sulonex™ (sulodexide) for the treatment of diabetic nephropathy, announced on March 7, 2008, and the Company’s subsequent decision to terminate the ongoing SUN-MACRO Phase 4 clinical trial triggered an impairment test. As of March 31, 2008, management concluded that there was no impairment of the Company’s goodwill. The Company will continue to perform impairment tests under SFAS No. 142 annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.

NOTE 2 – FAIR VALUE MEASUREMENTS

As of January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for its financial assets and liabilities carried at fair value on a recurring basis in the financial statements only. SFAS No. 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and requires expanded disclosures about fair value measurements. The SFAS No. 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1 – quoted prices in active markets for identical assets and liabilities;

•	Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable; and

•	Level 3 – unobservable inputs that are not corroborated by market data.

As of June 30, 2008, $10.1 million of the Company’s long-term investment securities were auction rate securities, which represent interests in student loan-backed securities. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically allowed existing investors either to rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. This auction process has historically provided a liquid market for these securities; however, the uncertainties in the credit markets have affected all of the Company’s holdings in auction rate securities. Since February 2008, the auctions for the auction rate securities held by the Company have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While these investments are currently rated AA or higher, the Company is uncertain as to when, or if, the liquidity issues relating to these investments will improve. Given the complexity of auction rate securities and the lack of readily observable market quotes related to these investments, the Company obtained the assistance of an independent valuation firm, Pluris Valuation Advisors LLC, to assist management in assessing the fair value of its auction rate securities portfolio. As a result of this valuation process, the Company recorded impairment charges of $1.8 million and $0.1 million, in the three months ended March 31, 2008, and June 30, 2008, respectively, for other-than-temporary declines in the value of its auction rate securities to an estimated fair value of $10.1 million at June 30, 2008. These other-than-temporary impairment charges were included in interest and other income (expense), net. In addition, in the first quarter of 2008, the Company reclassified the entire auction rate securities portfolio from short-term to long-term investments due to the uncertainty of when the Company will be able to sell these securities.

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

The Company reviews impairments in accordance with the guidance in FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. Losses are recognized in the Company’s statement of operations when a decline in fair value is determined to be other-than-temporary. The Company reviews its investments on an ongoing basis for indications of possible impairment. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The Company believes that the impairment charges related to its auction rate securities investments are other-than-temporary. The primary factors the Company considers in classifying an impairment include the extent and time the fair value of each investment has been below cost and the Company’s ability to hold such investment to maturity.

The following table provides the fair value measurements of applicable Company financial assets according to the fair value levels defined by SFAS No. 157 as of June 30, 2008:

	Financial assets at fair value as of June 30, 2008
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$11,014	$—	$—
Short-term investment securities (held-to-maturity) (2)	10,325	—	—
Auction rate securities (3)	—	—	10,125
Total	$21,339	$—	$10,125

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Amortized cost approximates fair value.
(3)	Included in long-term investment securities on the Company’s consolidated balance sheet.

The following table summarizes the change in carrying value associated with Level 3 financial assets for the six months ended June 30, 2008:

(in thousands)	Available-for-sale long-term investments

Balance at January 1, 2008	$—

Transfer into Level 3 (1)	12,000
Total unrealized losses included in net loss	(1,811)
Balance at March 31, 2008	$10,189

Total unrealized losses included in net loss	(64)
Balance at June 30, 2008	$10,125

(1)
Based on deteriorated market conditions experienced in the first quarter of 2008, the Company changed the fair value measurement methodology of its auction rate securities portfolio that the Company classifies as available-for-sale from quoted prices in active markets to a discounted cash flow model. Accordingly, these securities were re-classified from Level 1 to Level 3.

NOTE 3 – STOCKHOLDERS' EQUITY

Common Stock

The Company filed a shelf registration statement on Form S-3 (File No. 333-130809) with the Securities and Exchange Commission, or SEC, on December 30, 2005, that was declared effective by the SEC on January 13, 2006, covering shares of the Company’s Common Stock having a value not to exceed $150 million. At June 30, 2008, $67 million remain available for future sale under this shelf registration statement. The Company may offer the remaining securities under its shelf registration from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interest of the Company and its stockholders. The Company believes that the shelf registration provides it with the flexibility to raise additional capital to finance its operations as needed. However, there are no assurances that the Company will be able to sell securities on acceptable terms, or at all, even though an effective shelf registration statement remains available. Securities sold via the shelf registration statement may dilute existing stockholders’ interests in the Company.

Equity Incentive Plans

The following table summarizes stock option activity for the six months ended June 30, 2008:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2007	10,869,173	$7.69
Granted	243,800	4.28
Exercised	(75,000)	2.96		$259,900
Forfeited	(1,205,214)	10.35
Expired	(308,119)	8.54
Outstanding at June 30, 2008	9,524,640	$7.27	6.0	$119,804
Vested and expected to vest at June 30, 2008	9,466,026	$7.25	6.0	$119,794
Exercisable at June 30, 2008	7,644,167	$6.24	5.4	$119,504

Upon the exercise of stock options, the Company issues new shares. As of June 30, 2008, 3,328,833 options issued to employees and directors, and 93,000 options issued to consultants, are milestone-based, of which 3,203,833 options issued to employees and directors, and 43,000 options issued to consultants, are vested and exercisable.

Certain employees and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. The restricted stock vests primarily over a period of two to four years. The following table summarizes restricted share activity for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2007	138,334	$10.09
Granted	1,401,906	0.52
Vested	(50,000)	10.17	$24,500
Forfeited	(65,000)	10.37
Outstanding at June 30, 2008	1,425,240	$0.66	$698,368

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 4,758,997 at June 30, 2008.

Warrants

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2007	321,976	$4.65
Issued	—	—
Exercised	—	—
Canceled	—	—
Outstanding at June 30, 2008	321,976	$4.65	$35,070

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of the Company’s common stock and the Company’s assessment of its future volatility. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Risk-free interest rates	2.9%	4.7%	2.6%	4.7%
Dividend yield	—	—	—	—
Volatility	111.0%	71.4%	76.3%	71.6%
Weighted-average expected term	2.0 years	4.4 years	4.3 years	4.5 years

The weighted average grant date fair value of options granted for the three months ended June 30, 2008 and 2007, was $0.28 and $6.25 per option, respectively, and for the six months ended June 30, 2008 and 2007, was $2.40 and $6.42 per option, respectively. The Company used historical information, industry data and the Company’s assessment of future forfeitures to estimate forfeitures within the valuation model. As of June 30, 2008, there was $8.3 million and $0.9 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over a weighted-average period of 2.0 years and 2.9 years, respectively. The amounts do not include, as of June 30, 2008, 175,000 options outstanding, which are milestone-based and vest upon certain corporate milestones, such as FDA approval of our drug candidates and market capitalization targets. Stock-based compensation will be measured and recorded if and when a milestone occurs.

NOTE 4 – RESTRUCTURING

On March 26, 2008, the Company implemented a strategic restructuring plan to reduce its cash burn rate and re-focus its development efforts (the “2008 Restructuring”). The 2008 Restructuring, which was prompted by the negative outcome of the Company’s pivotal SUN-MICRO Phase 3 clinical trial of Sulonex™ (sulodexide) for the treatment of diabetic nephropathy, announced on March 7, 2008, and subsequent decision by the Company to terminate the ongoing SUN-MACRO Phase 4 clinical trial, was intended to conserve the financial resources of the Company and enable it to focus its efforts on programs and opportunities that management believed were most likely to provide long-term shareholder value. The 2008 Restructuring included a workforce reduction of approximately 50%. Following the workforce reduction, the Company had approximately 25 full and part-time employees.

As part of the 2008 Restructuring, on March 26, 2008, the Company notified its President, I. Craig Henderson, M.D., that the Company was terminating his employment, effective April 15, 2008. Dr. Henderson remained in his position as a member of the Company’s Board of Directors until the annual meeting in June 2008. The Company recognized a $1,569,000 credit to expense, in the six months ended June 30, 2008, related to the forfeiture of stock options and restricted stock issued to Dr. Henderson. In addition, the Company reached a mutual agreement with its Chief Accounting Officer, Mark Stier, that Mr. Stier resigned effective June 30, 2008. His responsibilities were assumed by James F. Oliviero, Vice President, Finance, who was appointed Principal Financial and Accounting Officer on May 6, 2008.

The following table summarizes restructuring costs that were provided for and/or incurred by the Company during the six months ended June 30, 2008:

Six months ended
(in thousands)	June 30, 2008

Research and development
Impairment of manufacturing facility	$11,037
Manufacturing facility restoration	2,063
Severance	624
Non-cash compensation	(1,569)
Total research and development	12,155

Selling, general and administrative
Severance	99
Total selling, general and administrative	99

Total restructuring costs	$12,254

(in thousands)

Restructuring liabilities at December 31, 2007	$—
Manufacturing facility restoration	2,063
Accrued severance	723
Restructuring liabilities at March 31, 2008	$2,786
Payment of manufacturing facility restoration	(2,063)
Payment of severance	(395)
Restructuring liabilities at June 30, 2008	$328

The Company expects to pay out the remaining $328,000 of restructuring liabilities accrued for at June 30, 2008 over the next six months.

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

An upfront payment of $12.0 million, which was received in October 2007, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement. The Company recorded license revenue of approximately $194,000 and $387,000 in the three and six months ended June 30, 2008, respectively, and, at June 30, 2008, has deferred revenue of approximately $11.4 million (approximately $774,000 of which has been classified as a current liability), associated with this $12.0 million payment.

An additional milestone payment of $8.0 million, for the achievement of certain milestones reached in March 2008, was received in April 2008, and is being recognized as license revenue on a straight-line basis over the life of the agreement (as discussed above). The Company recorded license revenue of approximately $133,000 and $139,000 for the three and six months ended June 30, 2008, and, at June 30, 2008, has deferred revenue of approximately $7.9 million (approximately $533,000 of which has been classified as a current liability) associated with this $8.0 million payment. The Company may receive up to an additional $80.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, JT and Torii will make royalty payments to the Company on net sales of ferric citrate in Japan.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Obligations and Commitments

As of June 30, 2008, the Company has known contractual obligations, commitments and contingencies of $2,676,000. Of this amount, $1,290,000 relates to research and development agreements (relating to the Company’s KRX-0401 and Zerenex clinical programs), all of which is due within the next year. Certain of these commitments are contingent upon the Company’s continuing development of its drug candidates. The additional $1,386,000 relates to the Company’s operating lease obligations, of which $629,000 is due within the next year, with the remaining balance due as per the schedule below.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Research and development agreements	$1,290,000	$1,290,000	$—	$—	$—
Operating leases	1,386,000	629,000	757,000	—	—
Total	$2,676,000	$1,919,000	$757,000	$—	$—

The Company has undertaken to make contingent milestone payments to certain of its licensors of up to approximately $73.0 million over the life of the licenses, of which approximately $60.5 million will be due upon or following regulatory approval of the licensed drugs. In certain cases, such payments will reduce any royalties due on sales of related products. In the event that the milestones are not achieved, the Company remains obligated to pay one licensor $75,000 annually until the license expires. The Company has also committed to pay to the former stockholders of ACCESS Oncology certain contingent equity rights (up to 3,372,422 shares of the Company’s common stock) if its drug candidates meet certain development milestones. A substantial portion of the contingent shares would be payable to related parties of the Company. The contingent equity rights have been recognized as a non-current liability on the consolidated balance sheet. The Company has also entered into a royalty arrangement under which its wholly-owned subsidiary may be required to pay up to a maximum of $16.1 million to AusAm on revenue from a next generation product following FDA marketing approval, as part of the Company’s acquisition of Accumin. The uncertainty relating to the timing of the commitments described in this paragraph prevents the Company from including them in the table above.

Litigation

In July 2003, Keryx (Israel) Ltd., one of the Company’s Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord. On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement. In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of the Company’s Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, the Company’s Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx. The amount demanded by the landlord totals 4,345,313 New Israeli Shekels, or approximately $1,316,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. The Company intends to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord's complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord's complaint. Generally, each answer challenges the merits of the landlord's cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer. At this time, the Circuit Court of Jerusalem has not issued a decision with respect to the motion to dismiss. A hearing on a motion by Keryx Biopharmaceuticals, Inc. and Michael S. Weiss to vacate service of process outside of Israel was held in June 2006. On October 15, 2006, the Court held that the service of the claim against Mr. Weiss is vacated. Consequently, the Circuit Court of Jerusalem dismissed the suit against Mr. Weiss. However, the service against the Company was sustained. The Company appealed this holding. The appeal was denied on June 18, 2007, and the Company filed a petition for certiorari to the Supreme Court of Israel. The Company’s motion for certiorari was denied as well. The Company filed its testimonial affidavit along with an expert opinion contesting the interest and the accumulated debt claimed by plaintiff. The trial is scheduled for November 2008. The Court will hear the motion to dismiss parallel to the trial. The Company has not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of the charge, if any.

The Company prevailed in an arbitration proceeding with Alfa Wasserman concerning certain terms of the 1998 License Agreement between Alfa Wasserman and the Company related to the provision of data to Alfa Wasserman and consultation regarding management of the licensed patents. An arbitration hearing was held in October 2007 and the arbitrator issued his decision on March 25, 2008, rejecting Alfa Wasserman’s claims that the Company was in material breach of the License Agreement. Under the terms of the License Agreement, the Company may be entitled to recoup a portion of its legal fees and expenses associated with the arbitration from Alfa Wasserman. The Company’s claim for legal fees is presently before the arbitrator for determination.

In April 2008, the Company notified Alfa Wasserman of its intention to terminate the License Agreement. The Company offered to transfer to Alfa Wasserman all regulatory applications as provided in the License Agreement and demanded payment by Alfa Wasserman of 25% of the Company’s development costs associated with sulodexide, as provided in the License Agreement. Alfa Wasserman itself served a notice of termination of the License Agreement on the alleged grounds that the Company is in material breach of the agreement for failing to diligently develop sulodexide by terminating the Phase 4 clinical trial. By seeking to terminate the License Agreement, Alfa Wasserman is thereby seeking to avoid reimbursement to Keryx of development costs. The Company intends to submit its claim for development costs and Alfa Wasserman’s claim of material breach to arbitration for resolution.

In November 2007, the Company initiated an action in the US District Court for the Southern District of New York against Panion to enjoin Panion from improperly terminating the November 2005 License Agreement between Panion and the Company for an alleged breach of contract by Keryx related to certain manufacturing provisions of the agreement, to enjoin Panion from interfering with the Company’s contractual relationships with certain third-parties, as well as to enforce the Company’s right with respect to the prosecution of certain patents. On November 27, 2007, the Court granted the Company a motion for a preliminary injunction. Panion asserted counterclaims for breach of contract relating to certain manufacturing provisions of the license agreement. On March 17, 2008, the parties agreed to settle their dispute and as a result have entered into an Amended and Restated License Agreement, which resulted in an expansion of the scope of the original license grant and granted to the Company greater control over patent prosecution and maintenance. In consideration of these amendments and the settlement of the litigation, the Company paid Panion $2.5 million in March 2008, which had been accrued for in 2007. Following execution of the Amended and Restated License Agreement, the parties entered a voluntary dismissal of the action, including Panion’s asserted counterclaims.

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

Segment information for the three and six month periods were as follows:

	Revenue
	Three months ended June 30,		Six months ended June 30,		Amounts accumulated during the development
(in thousands)	2008	2007	2008	2007	Stage

Diagnostics	$—	$36	$—	$66	$169
Services	62	14	62	26	1,928
Products	327	—	526	—	1,757
Total	$389	$50	$588	$92	$3,854

	Operating loss
	Three months ended June 30,		Six months ended June 30,		Amounts accumulated during the development
(in thousands)	2008	2007	2008	2007	Stage

Diagnostics	$(8)	$(21)	$(89)	$(695)	$(1,861)
Services	48	(16)	48	(36)	(254)
Products	(8,011)	(20,623)	(41,263)	(43,183)	(334,852)
Total	$(7,971)	$(20,660)	$(41,304)	$(43,914)	$(336,967)

A reconciliation of the totals reported for the operating segments to the consolidated total net loss is as follows:

	Net loss
	Three months ended June 30,		Six months ended June 30,		Amounts accumulated during the development
(in thousands)	2008	2007	2008	2007	Stage

Operating losses of reportable segments	$(7,971)	$(20,660)	$(41,304)	$(43,914)	$(336,968)
Interest and other income (expense), net	274	1,200	(929)	2,641	16,988
Income taxes	—	—	—	—	(527)
Consolidated net loss	$(7,697)	$(19,460)	$(42,233)	$(41,273)	$(320,507)

	Assets (1)
	As of	As of
(in thousands)	June 30, 2008	December 31, 2007

Diagnostics	$84	$87
Services	—	—
Products	4,681	16,293
Total assets of reportable segments	4,765	16,380
Cash, cash equivalents, interest receivable and investment securities	34,586	64,681
Consolidated total assets	$39,351	$81,061

(1)	Assets for our reportable segments include fixed assets, goodwill, as well as accounts receivable and inventory.

The carrying amount of goodwill by reportable segment as of June 30, 2008 and December 31, 2007, was as follows:

	Goodwill
(in thousands)	June 30, 2008	December 31, 2007

Diagnostics	$—	$—
Services	—	—
Products	3,208	3,208
Total	$3,208	$3,208

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

Recent Developments

KRX-0401 (perifosine)

In June 2008, Phase 2 results of KRX-0401 (perifosine) in patients with relapsed/refractory Waldenstroms macroglobulinemia was presented at the 44th Annual Meeting of the American Society of Clinical Oncology. A poster presentation by Dr. Irene Ghobrial, Instructor of Medicine at the Dana-Farber Cancer Institute, discussed the Phase 2 results on the single agent clinical activity of perifosine in patients with both relapsed and/or refractory Waldenstroms macroglobulinemia.

Thirty-seven patients (median age 65 years) with advanced Waldenstroms macroglobulinemia (76% had at least two prior treatments) were enrolled, with most patients (>75%) previously treated with at least one course of therapy on rituximab. All patients were scheduled to receive 150 mg of perifosine daily in a 28 day cycle for at least 6 cycles. Toxicities were generally well managed and tolerated with Grade 1 & 2 gastrointestinal-related toxicities occurring in 30% of the patients. Thirty-six patients were evaluable for response, assessed by criteria established at the second consensus panel for Waldenstroms macroglobulinemia, with results as follows:

Response	N	Median Duration of Therapy (wks)
Partial Response	2 (5%)	60+, 24+
Minimal Response	10 (28%)	36 (range 9 - 68+	)
ORR (PR + MR)	12 (33%)
Stable Disease	22 (61%)
Progression	2 (5%)

PR: > 50% reduction in IgM   /   MR: > 25% reduction in IgM   /   ORR: > Overall Response Rate

At the time of presentation, 11 of 36 patients remained on treatment and the median Time to Progression (TTP) had not been reached (8 cycles with a range of 2 - 17+).

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

Our cost of diagnostics sold consists specifically of costs associated with the manufacture of the diagnostic products such as payments to third-party vendors, material costs and other support facilities associated with delivering of the diagnostics to our customers. Cost of diagnostics sold are recognized as diagnostic revenue is recognized.

Our cost of services consists of all costs specifically associated with our clinical trial management and site recruitment client programs such as salaries, benefits paid to personnel, payments to third-party vendors and other support facilities associated with delivering services to our clients. Costs of services are recognized as services are performed.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2008 and June 30, 2007

License Revenue. License revenue was $327,000 for the three months ended June 30, 2008 as compared to no revenue for the three months ended June 30, 2007. License revenue for the three months ended June 30, 2008 was related to the amortization of a portion of the license fees of $12.0 million and milestone payment of $8.0 million associated with our sublicense agreement with JT and Torii. Such amounts were recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement.

Diagnostic Revenue. We recognized no diagnostic revenue for the three months ended June 30, 2008, as compared to diagnostic revenue of $36,000 for the three months ended June 30, 2007. We do not expect our diagnostic revenue to have a material impact on our financial results during 2008.

Service Revenue. Service revenue increased by $48,000 to $62,000 for the three months ended June 30, 2008, as compared to service revenue of $14,000 for the three months ended June 30, 2007. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2008.

Cost of Diagnostics Sold. We recognized no cost of diagnostics sold for the three months ended June 30, 2008, as compared to an expense of $16,000 for the three months ended June 30, 2007. We do not expect our cost of diagnostics sold to have a material impact on our financial results during the remainder of 2008.

Cost of Services. Cost of services decreased by $16,000 to $14,000 for the three months ended June 30, 2008, as compared to an expense of $30,000 for the three months ended June 30, 2007. We do not expect our cost of services to have a material impact on our financial results during the remainder of 2008.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to equity incentive grants decreased by $927,000 to $251,000 for the three months ended June 30, 2008, as compared to an expense of $1,178,000 for the three months ended June 30, 2007. The decrease was primarily attributable to $674,000 of expense in the three months ended June 30, 2007 related to restricted stock granted to our former President, as well as due to a reduction in research and development personnel following our March 2008 restructuring.

Other Research and Development Expenses. Other research and development expenses decreased by $11,442,000 to $4,243,000 for the three months ended June 30, 2008, as compared to $15,685,000 for the three months ended June 30, 2007. The decrease in other research and development expenses was due primarily to a $10,390,000 million reduction in expenses related to the cessation of the development of Sulonex in March 2008, and an $852,000 decrease in expenses related to our other clinical compounds.

We expect our other research and development costs to decrease during the remainder of 2008 as a result of the 2008 Restructuring, which was intended to reduce our cash burn rate and re-focus our development efforts.

Non-Cash Compensation Expense (Selling, General and Administrative). Non-cash compensation expense related to equity incentive grants increased by $360,000 to $1,767,000 for the three months ended June 30, 2008, as compared to an expense of $1,407,000 for the three months ended June 30, 2007. The increase was primarily related to a reduction of expense, in the three months ended June 30, 2007, of $479,000 associated with stock option forfeitures following the resignation of our chief financial officer in June 2007.

Other Selling General and Administrative Expenses. Other selling, general and administrative expenses decreased by $309,000 to $2,085,000 for the three months ended June 30, 2008, as compared to an expense of $2,394,000 for the three months ended June 30, 2007. The decrease was primarily related to a reduction of expenses as a result of the 2008 Restructuring.

We expect our other selling, general and administrative costs to decrease over the remainder of 2008 as a result of the 2008 Restructuring, which was intended to reduce our cash burn rate and re-focus our development efforts.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, decreased by $926,000 to $274,000 for the three months ended June 30, 2008, as compared to $1,200,000 for the three months ended June 30, 2007. The decrease resulted from a lower level of invested funds and market interest rates as compared to the comparable period last year. The decrease was also due to a $64,000 impairment charge recorded in the three months ended June 30, 2008, related to our investments in auction rate securities.

Six months ended June 30, 2008 and June 30, 2007

License Revenue. License revenue was $526,000 for the six months ended June 30, 2008 as compared to no revenue for the six months ended June 30, 2007. License revenue for the six months ended June 30, 2008 was related to the amortization of a portion of the license fees of $12.0 million and milestone payment of $8.0 million associated with our sublicense agreement with JT and Torii. Such amounts were recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement.

Diagnostic Revenue. We recognized no diagnostic revenue for the six months ended June 30, 2008, as compared to diagnostic revenue of $66,000 for the six months ended June 30, 2007. We do not expect our diagnostic revenue to have a material impact on our financial results during 2008.

Service Revenue. Service revenue increased by $36,000 to $62,000 for the six months ended June 30, 2008, as compared to service revenue of $26,000 for the six months ended June 30, 2007. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2008.

Cost of Diagnostics Sold. We recognized no cost of diagnostics sold for the six months ended June 30, 2008, as compared to an expense of $38,000 for the six months ended June 30, 2007. We do not expect our cost of diagnostics sold to have a material impact on our financial results during the remainder of 2008.

Cost of Services. Cost of services decreased by $48,000 to $14,000 for the six months ended June 30, 2008, as compared to an expense of $62,000 for the six months ended June 30, 2007. We do not expect our cost of services to have a material impact on our financial results during the remainder of 2008.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to equity incentive grants decreased by $2,902,000 to a credit of $729,000 for the six months ended June 30, 2008, as compared to an expense of $2,173,000 for the six months ended June 30, 2007. The decrease was primarily attributable to a $2,840,000 decrease in expense related to stock options and restricted stock issued to our President, who was terminated as part of the 2008 Restructuring, as well as due to a reduction in research and development personnel following our 2008 Restructuring.

Other Research and Development Expenses. Other research and development expenses increased by $1,940,000 to $35,071,000 for the six months ended June 30, 2008, as compared to $33,131,000 for the six months ended June 30, 2007. The increase in other research and development expenses was due primarily to a $2,904,000 increase in research and development expenses related the Sulonex program which was terminated in March 2008. Included in the research and development expenses related to Sulonex for the six months ended June 30, 2008 are an $11,037,000 impairment charge related to the write-down of the assets of the Sulonex manufacturing suite to their fair value following the cessation of our development of Sulonex, and a $2,063,000 expense for costs relating to the required restoration of the leased manufacturing facility to its original condition. For more information regarding these expenses please see “Note 4 - Restructuring” above. Including the impairment charge and restoration expense discussed above, other research and development expenses related to Sulonex were $26,726,000 and $23,822,000 during the six months ended June 30, 2008 and 2007, respectively. Offsetting the $2,904,000 increase in other research and development expenses related to Sulonex discussed above, was a decrease of $772,000 in expenses related to our other clinical compounds.

We expect our other research and development costs to decrease substantially during the remainder of 2008, as compared to the six months ended June 30, 2008 costs, as a result of the cessation of the development of Sulonex in March 2008, as well as the 2008 Restructuring, which was intended to reduce our cash burn rate and re-focus our development efforts.

Non-Cash Compensation Expense (Selling, General and Administrative). Non-cash compensation expense related to equity incentive grants increased by $71,000 to $3,484,000 for the six months ended June 30, 2008, as compared to an expense of $3,413,000 for the six months ended June 30, 2007.

Other Selling General and Administrative Expenses. Other selling, general and administrative expenses decreased by $1,137,000 to $4,052,000 for the six months ended June 30, 2008, as compared to an expense of $5,189,000 for the six months ended June 30, 2007. The decrease was primarily related to an impairment charge, in the six months ended June 30, 2007, of approximately $600,000 related to certain intangibles associated with Accumin’s diagnostic product and due to reduced expenses as a result of the 2008 Restructuring.

We expect our other selling, general and administrative costs to decrease over the remainder of 2008 as a result of the 2008 Restructuring, which was intended to reduce our cash burn rate and re-focus our development efforts.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, decreased by $3,570,000 to an expense of $929,000 for the six months ended June 30, 2008, as compared to income of $2,641,000 for the six months ended June 30, 2007. The decrease was primarily due to $1,875,000 of impairment charges recorded in the six months ended June 30, 2008, related to our investments in auction rate securities. The decrease also resulted from a lower level of invested funds and market interest rates as compared to the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through public offerings of our common stock, various private placement transactions, option and warrant exercises, and, beginning in 2007, from the upfront and milestone payments from our sublicense agreement with JT and Torii and miscellaneous payments from our other prior licensing activities.

As of June 30, 2008, we had $34.6 million in cash, cash equivalents, interest receivable, and short-term and long-term securities (including $10.1 million in non-current auction rate securities as discussed below), a decrease of $30.1 million from December 31, 2007. Cash used in operating activities for the six months ended June 30, 2008 was $28.1 million, as compared to $34.4 million for the six months ended June 30, 2007. This decrease was due primarily to the cessation of the Sulonex program in March 2008. For the six months ended June 30, 2008, net cash provided by investing activities of $22.8 million was primarily the result of the maturity and sale of short-term securities in our investment portfolio, net of purchases. For the six months ended June 30, 2008, net cash provided by financing activities of $0.2 million was the result of proceeds from the exercise of stock options.

As of June 30, 2008, $10.1 million of our long-term investment securities were auction rate securities, which represent interests in student loan-backed securities. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically allowed existing investors either to rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. This auction process has historically provided a liquid market for these securities; however, the uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While these investments are currently rated AA or higher, we are uncertain as to when, or if, the liquidity issues relating to these investments will improve. Given the complexity of auction rate securities and the lack of readily observable market quotes related to these investments, we obtained the assistance of an independent valuation firm, Pluris Valuation Advisors LLC, to assist us in assessing the fair value of our auction rate securities portfolio. As a result of this valuation process, we recorded impairment charges of $1.8 million and $0.1 million, in the three months ended March 31, 2008, and June 30, 2008, respectively, for other-than-temporary declines in the value of our auction rate securities to an estimated fair value of $10.1 million at June 30, 2008. These other-than-temporary impairment charges were included in interest and other income (expense), net. In addition, in the first quarter of 2008, we reclassified the entire auction rate securities portfolio from short-term to long-term investments due to the uncertainty of when we will be able to sell these securities.

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

We currently anticipate that our cash, cash equivalents, interest receivable and investment securities as of June 30, 2008, exclusive of our holdings in auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan for approximately the next 12 months. We will continue to attempt to sell our auction rate securities until the auctions are successful; however, there is no assurance as to when, or if, the market for auction rate securities will stabilize. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur additional impairment charges with respect to our auction rate securities portfolio, which could negatively affect our financial condition, cash flow and reported earnings, and the lack of liquidity of our auction rate securities could have a material impact on our ability to fund our operations.

On December 30, 2005, we filed a shelf registration statement on Form S-3 with the SEC that was declared effective by the SEC on January 13, 2006. The registration statement provides for the offering of up to $150 million of our common stock. Subsequent to the registered direct offering that was completed in March 2006, there remains approximately $67 million of our common stock available for sale on this shelf registration statement. We may offer these securities from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interest of Keryx and our stockholders. We believe that the availability to conduct such offerings enhances our ability to raise additional capital to finance our operations. However, there are no assurances that we will be able to sell securities on acceptable terms, or at all, even though an effective shelf registration statement remains available. Securities sold via the shelf registration statement may dilute our existing stockholders’ interests.

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

OBLIGATIONS AND COMMITMENTS

As of June 30, 2008, we have known contractual obligations, commitments and contingencies of $2,676,000. Of this amount, $1,290,000 relates to research and development agreements (relating to our KRX-0401 and Zerenex clinical programs), all of which is due within the next year. Certain of these commitments are contingent upon our continuing development of our drug candidates. The additional $1,386,000 relates to our operating lease obligations, of which $629,000 is due within the next year, with the remaining balance due as per the schedule below.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Research and development agreements	$1,290,000	$1,290,000	$—	$—	$—
Operating leases	1,386,000	629,000	757,000	—	—
Total	$2,676,000	$1,919,000	$757,000	$—	$—

We have undertaken to make contingent milestone payments to certain of our licensors of up to approximately $73.0 million over the life of the licenses, of which approximately $60.5 million will be due upon or following regulatory approval of the licensed drugs. In certain cases, such payments will reduce any royalties due on sales of related products. In the event that the milestones are not achieved, we remain obligated to pay one licensor $75,000 annually until the license expires. We have also committed to pay to the former stockholders of ACCESS Oncology certain contingent equity rights (up to 3,372,422 shares of our common stock) if its drug candidates meet certain development milestones. A substantial portion of the contingent shares would be payable to related parties. The contingent equity rights have been recognized as a non-current liability on the consolidated balance sheet. We have also entered into a royalty arrangement under which our wholly-owned subsidiary may be required to pay up to a maximum of $16.1 million to AusAm on revenue from a next generation product following FDA marketing approval, as part of our acquisition of Accumin. The uncertainty relating to the timing of the commitments described in this paragraph prevents us from including them in the table above.

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

In accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” total compensation expense for options and restricted stock issued to consultants is determined at the “measurement date.” The expense is recognized over the vesting period for the options and restricted stock. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record stock-based compensation expense based on the fair value of the equity awards at the reporting date. These equity awards are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date. This results in a change to the amount previously recorded in respect of the equity award grant, and additional expense or a reversal of expense may be recorded in subsequent periods based on changes in the assumptions used to calculate fair value, such as changes in market price, until the measurement date is reached and the compensation expense is finalized.

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

Revenue Recognition. We recognize license revenue consistent with the provisions of Staff Accounting Bulletin (“SAB”) No. 104 and EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We analyze each element of our licensing agreement to determine the appropriate revenue recognition. We recognize revenue on upfront payments and milestone payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We may recognize milestone payments in revenue upon the achievement of specified milestones if (1) the milestone is substantive in nature, and the achievement of the milestone was not reasonably assured at the inception of the agreement and (2) the fees are nonrefundable. Any milestone payments received prior to satisfying these revenue recognition criteria are recognized as deferred revenue. Sales milestones and royalties that are deferred will be recognized when earned under the agreements.

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

As of June 30, 2008, there was approximately $3.2 million of goodwill on our consolidated balance sheet. SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires goodwill be tested using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

Impairment of Long-Lived Assets. In accordance with the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144, we recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, we make certain assumptions in determining the impairment amount. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying value of the asset above its fair value. During the first quarter of 2007, management reviewed both its original and projected revenue estimates associated with the Accumin diagnostic tool. As a result of this analysis, we concluded that the asset was impaired and recorded an impairment charge of approximately $600,000 to write-down identifiable intangible long-lived assets associated with Accumin. The charge was recorded in other selling, general and administrative expenses within the Diagnostics segment. Prior to the impairment charge taken in the first quarter of 2007, we amortized our identifiable intangible assets associated with Accumin over their estimated economic lives, which was 12 years, the life of the patents, using the straight-line method.

We had entered into a relationship with SPL, a U.S.-based contract manufacturer, for Sulonex to build a larger scale manufacturing suite within their current facility, which they would operate on our behalf. We spent approximately $11.3 million in capital expenditures building the suite. In accordance with the guidance in SFAS No. 144, with the cessation of our development of Sulonex in March 2008, we recognized an impairment charge of $11.0 million, which is included in other research and development expenses in the six months ended June 30, 2008, to write the assets down to their fair value of $300,000, the amount for which the assets were sold during the three months ended June 30, 2008.

Impairment of Investment Securities. As of June 30, 2008, $10.1 million of our long-term investment securities were auction rate securities, which represent interests in student loan-backed securities. The uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While these investments are currently rated AA or higher, we are uncertain as to when, or if, the liquidity issues relating to these investments will improve. Given the complexity of auction rate securities and the lack of readily observable market quotes related to these investments, we obtained the assistance of an independent valuation firm, Pluris Valuation Advisors LLC, to assist us in assessing the fair value of our auction rate securities portfolio. As a result of this valuation process, we recorded impairment charges of $1.8 million and $0.1 million, in the three months ended March 31, 2008, and June 30, 2008, respectively, for other-than-temporary declines in the value of our auction rate securities to an estimated fair value of $10.1 million at June 30, 2008. These other-than-temporary impairment charges were included in interest and other income (expense), net. In addition, in the first quarter of 2008, we reclassified the entire auction rate securities portfolio from short-term to long-term investments due to the uncertainty of when we will be able to sell these securities.

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

We review impairments in accordance with the guidance in FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as temporary or other-than-temporary. Losses are recognized in our statement of operations when a decline in fair value is determined to be other-than-temporary. We review our investments on an ongoing basis for indications of possible impairment. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors we consider in classifying an impairment include the extent and time the fair value of each investment has been below cost and our ability to hold such investment to maturity.

Accounting For Income Taxes. In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimation of our actual current tax exposure and assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our deferred tax assets with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax assets were the primary factors considered by management in maintaining the valuation allowance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt and auction rate securities in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of June 30, 2008, our portfolio of financial instruments consists of cash equivalents and short-term and long-term interest bearing securities, including money market funds, government debt and auction rate securities. The average duration of all of our held-to-maturity investments held as of June 30, 2008, was less than 12 months. Due to the short-term nature of our money market funds and held-to-maturity investments, we believe we have no material exposure to interest rate risk, and/or credit risk, arising from our money market funds and held-to-maturity investments.

As of June 30, 2008, $10.1 million of our long-term investment securities were auction rate securities, which represent interests in student loan-backed securities. The uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While these investments are currently rated AA or higher, we are uncertain as to when, or if, the liquidity issues relating to these investments will improve. We will continue to attempt to sell our auction rate securities until the auctions are successful. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any credit rating downgrades on the auction rate securities in our portfolio, we may incur additional impairment charges with respect to our auction rate securities portfolio, which could negatively affect our financial condition, cash flow and reported earnings. We will continue to monitor the fair value of our auction rate securities and relevant market conditions and will recognize additional impairment charges if future circumstances warrant such charges. Assuming a 10% adverse change in the fair value of these securities overall, the fair value would decline approximately $1.0 million. However, each of our auction rate security investments have different features and are subject to different risks and therefore, any market decline would impact these securities to a different degree. In addition, the lack of liquidity of our auction rate securities could have a material impact on our ability to fund our operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, management carried out, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.

In July 2003, Keryx (Israel) Ltd., one of our Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord. On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement. In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of our Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, our Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx. The amount demanded by the landlord totals 4,345,313 New Israeli Shekels, or approximately $1,316,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord's complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord's complaint. Generally, each answer challenges the merits of the landlord's cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer. At this time, the Circuit Court of Jerusalem has not issued a decision with respect to the motion to dismiss. A hearing on a motion by Keryx Biopharmaceuticals, Inc. and Michael S. Weiss to vacate service of process outside of Israel was held in June 2006. On October 15, 2006, the Court held that the service of the claim against Mr. Weiss is vacated. Consequently, the Circuit Court of Jerusalem dismissed the suit against Mr. Weiss. However, the service against us was sustained. We appealed this holding. The appeal was denied on June 18, 2007, and the Company filed a petition for certiorari to the Supreme Court of Israel. The Company’s motion for certiorari was denied as well. We filed our testimonial affidavit along with an expert opinion contesting the interest and the accumulated debt claimed by plaintiff. The trial is scheduled for November 2008. The Court will hear the motion to dismiss parallel to the trial. We have not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of the charge, if any.

We prevailed in an arbitration proceeding with Alfa Wasserman concerning certain terms of the 1998 License Agreement between Alfa Wasserman and the Company related to the provision of data to Alfa Wasserman and consultation regarding management of the licensed patents. An arbitration hearing was held in October 2007 and the arbitrator issued his decision on March 25, 2008, rejecting Alfa Wasserman’s claims that we were in material breach of the License Agreement. Under the terms of the License Agreement, we may be entitled to recoup a portion of our legal fees and expenses associated with the arbitration from Alfa Wasserman. Our claim for legal fees is presently before the arbitrator for determination.

In April 2008, we notified Alfa Wasserman of our intention to terminate the License Agreement. We offered to transfer to Alfa Wasserman all regulatory applications as provided in the License Agreement and demanded payment by Alfa Wasserman of 25% of our development costs associated with sulodexide, as provided in the License Agreement. Alfa Wasserman itself served a notice of termination of the License Agreement on the alleged grounds that we are in material breach of the agreement for failing to diligently develop sulodexide by terminating the Phase 4 clinical trial. By seeking to terminate the License Agreement, Alfa Wasserman is thereby seeking to avoid reimbursing us our development costs. We intend to submit our claim for development costs and Alfa Wasserman’s claim of material breach to arbitration for resolution.

In November 2007, we initiated an action in the US District Court for the Southern District of New York against Panion to enjoin Panion from improperly terminating the November 2005 License Agreement between Panion and the Company for an alleged breach of contract by us related to certain manufacturing provisions of the agreement, to enjoin Panion from interfering with our contractual relationships with certain third-parties, as well as to enforce our right with respect to the prosecution of certain patents. On November 27, 2007, the Court granted us a motion for a preliminary injunction. Panion asserted counterclaims for breach of contract relating to certain manufacturing provisions of the license agreement. On March 17, 2008, the parties agreed to settle their dispute and as a result have entered into an Amended and Restated License Agreement, which resulted in an expansion of the scope of the original license grant and granted us greater control over patent prosecution and maintenance. In consideration of these amendments and the settlement of the litigation, we paid Panion $2.5 million in March 2008, which had been accrued for in 2007. Following execution of the Amended and Restated License Agreement, the parties entered a voluntary dismissal of the action, including Panion’s asserted counterclaims.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2008, we had an accumulated deficit of approximately $320.5 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

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

Contract manufacturers often encounter difficulties in scaling up production, including problems involving raw material supplies, production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA and foreign regulations, production costs and development of advanced manufacturing techniques and process controls. These risks become more acute as we scale up for commercial quantities, where a reliable source of raw material supplies becomes critical to commercial success. For example, given the large quantity of materials required for ferric citrate production, as we approach commercialization for Zerenex we will need to ensure an adequate supply of starting materials that meet quality, quantity and cost standards. Failure to achieve this level of supply can jeopardize the successful commercialization of the product.

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

The drugs that we are attempting to develop will have to compete with existing therapies. For example, Zerenex, if approved in the United States, would compete with other FDA approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation, PhosLo® (calcium acetate), marketed by Fresenius Medical Care, and Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. KRX-0401 (perifosine), if approved in the United States would compete with other anti-cancer agents, such as mTOR inhibitors. Wyeth Corp., Novartis AG and Ariad Pharmaceuticals are developing mTOR inhibitors for use in cancer and Wyeth’s mTOR inhibitor, temsirolimus, has been approved to treat patients with advanced kidney disease. Biotechnology companies such as Amgen Inc., Biogen-Idec, Inc., ImClone Systems, Inc., Millennium Pharmaceuticals, Inc., Onyx Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc. and Vertex Pharmaceuticals, Inc. are developing and, in some cases, marketing drugs to treat various diseases, including cancer, by inhibiting cell-signaling pathways. In addition, we are aware of a number of small and large companies developing competitive products that target the Akt pathway.

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

As of July 31, 2008, we had 21 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Weiss, this agreement does not prevent him from terminating his employment with us.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 21 full and part-time employees as of July 31, 2008. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our current cash, cash equivalents, interest receivable, and investment securities may not be adequate to support our operations for the length of time that we have estimated.

We currently anticipate that our cash, cash equivalents, interest receivable, and investment securities as of June 30, 2008, exclusive of our holdings of auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan for approximately the next 12 months. Our forecast of the period of time through which our cash, cash equivalents, interest receivable, and investment securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

With respect to our auction rate securities, we will continue to attempt to sell these securities until the auctions are successful. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any credit rating downgrades on the auction rate securities in our portfolio, we may incur additional impairment charges with respect to our auction rate securities portfolio, which could negatively affect our financial condition, cash flow and reported earnings. We will continue to monitor the fair value of our auction rate securities and relevant market conditions and will recognize additional impairment charges if future circumstances warrant such charges. In addition, the lack of liquidity of our auction rate securities could have a material impact on our ability to fund our operations.

Our prior restructurings may result in additional Israeli-related liabilities.

In July 2003, Keryx (Israel) Ltd., one of our Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord. On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement. In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of our Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, our Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx. The amount demanded by the landlord totals 4,345,313 New Israeli Shekels, or approximately $1,316,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord's complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord's complaint. Generally, each answer challenges the merits of the landlord's cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer. At this time, the Circuit Court of Jerusalem has not issued a decision with respect to the motion to dismiss. A hearing on a motion by Keryx Biopharmaceuticals, Inc. to vacate service of process outside of Israel was held in September 2006. On October 15, 2006, the Circuit Court of Jerusalem held that the service of process on Keryx was sustained. We appealed this holding. The appeal was denied on September 18, 2007, and we filed a petition for certiorari to the Supreme Court of Israel. Our motion for certiorari was denied as well. We filed our testimonial affidavit along with an expert opinion contesting the interest and the accumulated debt claimed by plaintiff. The trial is scheduled for November 2008. The Court will hear the motion to dismiss parallel to the trial. We have not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of the charge, if any.

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

In addition, we may be required to issue up to 3,372,422 shares of our common stock to former stockholders of ACCESS Oncology upon the achievement of certain milestones, of which 500,000 shares may be payable in 2008 if we reach the first milestone, or we may conclude, under certain circumstances, that it is in our best interest to settle this contingent share obligation for all or substantially all of such shares in advance of reaching any milestones. A substantial portion of the contingent shares would be payable to related parties.

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

Provisions in our amended and restated certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or control us. These factors could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Our amended and restated certificate of incorporation allows us to issue preferred stock with the approval of our stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of such holders. In certain circumstances, such issuance could have the effect of decreasing the market price of our common stock. Our amended and restated bylaws eliminate the right of stockholders to call a special meeting of stockholders, which could make it more difficult for stockholders to effect certain corporate actions. Any of these provisions could also have the effect of delaying or preventing a change in control.

We may not be able to continue to meet the minimum listing requirements of the NASDAQ Capital Market, and as a result may be de-listed which would significantly and adversely affect the liquidity of the market for our common stock.

On April 22, 2008, we received notice from the NASDAQ Stock Market that we were not in compliance with the $1.00 minimum bid price requirement for continued inclusion on the applicable NASDAQ market. This notification is a standard communication when the bid price of a NASDAQ-listed company closes below the minimum $1.00 per share requirement for 30 consecutive business days. In accordance with NASDAQ rules, we will be provided 180 calendar days (until October 20, 2008) to regain compliance by having the bid price of our common stock close at $1.00 per share or more for a minimum of 10 consecutive business days.

We cannot provide assurance that in the future we will continue to meet the listing requirements of the NASDAQ Capital Market, including, without limitation, bid price, stockholders’ equity and/or market value of listed securities minimum requirements. Under the rules of the NASDAQ Capital Market, the Company has until October 20, 2008 to comply with the $1.00 minimum closing bid price requirement, and may have an additional 180-calendar day compliance period through April 17, 2009 to comply with the $1.00 minimum closing bid price requirement, provided the Company otherwise meets the initial listing requirements for the NASDAQ Capital Market on the 180th day of the first 180-calendar day compliance period (October 20, 2008).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2008, we held our annual meeting of stockholders. The following matters were voted on by the stockholders: the election of directors, and the approval of an amendment to our certificate of incorporation to provide the Board of Directors with the authority to issue series of preferred stock. At the meeting, Kevin J. Cameron, Wyche Fowler, Jr., Malcolm Hoenlein, Jack Kaye, Eric Rose, Michael P. Tarnok and Michael S. Weiss were re-elected to our board of directors.
The vote with respect to each nominee is set forth below:

Nominee	Total Votes For	Total Votes Withheld
Kevin J. Cameron	27,657,806	2,040,434
Wyche Fowler, Jr.	27,610,045	2,088,195
Malcolm Hoenlein	27,613,104	2,085,136
Jack Kaye, CPA	27,524,902	2,173,338
Eric Rose, M.D.	27,618,865	2,079,375
Michael P. Tarnok	27,657,690	2,040,550
Michael S. Weiss	26,017,050	3,681,190

The vote with respect to the approval of an amendment to our certificate of incorporation to authorize the Board of Directors to issue preferred stock is set forth below.

Total Votes For	Total Votes Against	Abstention and Broker Non-Votes
1,541,526	5,233,440	22,923,270

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2008.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2008.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2008.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: August 11, 2008	By:	/s/ James F. Oliviero
Vice President, Finance
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2008.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2008.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2008.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2008.