Form 10-Q
period 2008-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2008-11-10
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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
Yes ☐ No ☒

There were 45,354,559 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 3, 2008.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$6,779	$19,065
Short-term investment securities	10,305	43,038
Interest receivable	222	283
Assets of discontinued operations	--	87
Other current assets	684	1,257
Total current assets	17,990	63,730
Long-term investment securities	9,213	2,296
Property, plant and equipment, net	208	11,483
Goodwill	3,208	3,208
Other assets, net	83	344
Total assets	$30,702	$81,061

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$6,005	$18,971
Accrued compensation and related liabilities	1,018	1,254
Current portion of deferred revenue	1,464	1,023
Liabilities of discontinued operations	120	163
Total current liabilities	8,607	21,411
Deferred revenue, net of current portion	17,635	11,022
Contingent equity rights	4,004	4,004
Other liabilities	135	202
Total liabilities	30,381	36,639
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	--	--
Common stock, $0.001 par value per share (95,000,000 shares authorized, 45,434,507 and 43,751,101 shares issued, 45,354,559 and 43,671,153 shares outstanding at September 30, 2008 and December 31, 2007, respectively)	45	44
Additional paid-in capital	327,981	323,009
Treasury stock, at cost, 79,948 shares at September 30, 2008 and December 31, 2007, respectively	(357)	(357)
Deficit accumulated during the development stage	(327,348)	(278,274)
Total stockholders’ equity	321	44,422
Total liabilities and stockholders’ equity	$30,702	$81,061

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Operations
for the Three and Nine months Ended September 30, 2008 and 2007 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Amounts accumulated during the development
	2008	2007	2008	2007	stage

Revenue:
License revenue	$327	$41	$853	$41	$1,057
Service revenue	41	11	103	37	1,969
Other revenue	--	--	--	--	1,027
Total revenue	368	52	956	78	4,053

Operating expenses:
Cost of services	13	28	27	90	2,195

Research and development:
Non-cash compensation	334	735	(395)	2,908	17,417
Non-cash acquired in-process research and development	--	--	--	--	18,800
Other research and development	2,208	15,965	37,277	49,093	231,804
Total research and development	2,542	16,700	36,882	52,001	268,021

Selling, general and administrative:
Non-cash compensation	1,662	1,780	5,146	5,193	26,081
Other selling, general and administrative	2,284	2,062	6,249	6,531	48,996
Total selling, general and administrative	3,946	3,842	11,395	11,724	75,077

Total operating expenses	6,501	20,570	48,304	63,815	345,293

Operating loss	(6,133)	(20,518)	(47,348)	(63,737)	(341,240)

Interest and other (expense) income, net	(622)	1,017	(1,551)	3,658	16,366
Loss from continuing operations before income taxes	(6,755)	(19,501)	(48,899)	(60,079)	(324,874)

Income taxes	--	--	--	--	527
Loss from continuing operations	(6,755)	(19,501)	(48,899)	(60,079)	(325,401)

Loss from discontinued operations	(86)	(27)	(175)	(722)	(1,947)
Net loss	$(6,841)	$(19,528)	$(49,074)	$(60,801)	$(327,348)

Basic and diluted loss per common share:
Continuing operations	$(0.15)	$(0.45)	$(1.11)	$(1.38)	$(13.60)
Discontinued operations	(--)*	(--)*	(--)*	(0.02)	(0.08)
Basic and diluted loss per common share	$(0.15)	$(0.45)	$(1.11)	$(1.40)	$(13.68)

Weighted average shares used in computing basic and diluted net loss per common share	45,222,053	43,619,523	44,348,537	43,561,160	23,935,836

* Amount less than one cent.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
for the Nine months Ended September 30, 2008 (Unaudited)

(in thousands, except share amounts)

	Common stock		Additional paid-in
	Shares	Amount	capital

Balance at December 31, 2007	43,751,101	$44	$323,009
Changes during the period:
Issuance of restricted stock	1,681,906	1	--
Forfeiture of restricted stock	(73,500)	(--)*	--
Exercise of options	75,000	--*	222
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	--	--	4,750
Net loss	--	--	--
Balance at September 30, 2008	45,434,507	$45	$327,981

	Treasury stock		Deficit accumulated during the development
	Shares	Amount	Stage	Total

Balance at December 31, 2007	79,948	$(357)	$(278,274)	$44,422
Changes during the period:
Issuance of restricted stock	--	--	--	1
Forfeiture of restricted stock	--	--	--	(--)*
Exercise of options	--	--	--	222
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	--	--	--	4,750
Net loss	--	--	(49,074)	(49,074)
Balance at September 30, 2008	79,948	$(357)	$(327,348)	$321

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows
for the Nine months Ended September 30, 2008 and 2007 (Unaudited)

(in thousands)

	Nine months ended September 30,		Amounts accumulated during the development stage
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(49,074)	$(60,801)	$(327,348)
Loss from discontinued operations	(175)	(722)	(1,947)
Loss from continuing operations	(48,899)	(60,079)	(325,401)
Adjustments to reconcile loss from continuing operations to cash flows used in operating activities in continuing operations:
Acquired in-process research and development	--	--	18,800
Stock compensation expense	4,751	8,101	43,498
Issuance of common stock to technology licensor	--	--	359
Interest on convertible notes settled through issuance of preferred shares	--	--	253
Depreciation and amortization	85	96	3,002
Loss on disposal of property, plant and equipment	--	--	171
Impairment of investment securities	2,787	--	2,787
Other impairment charges	11,037	--	13,518
Exchange rate differences	--	--	94
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in other current assets	573	646	(313)
Decrease (increase) in accrued interest receivable	61	72	(222)
(Increase) in license receivable	--	(12,000)	--
Decrease (increase) in other assets	261	--	(2)
(Decrease) increase in accounts payable and accrued expenses	(12,666)	(22)	5,224
(Decrease) increase in accrued compensation and related liabilities	(236)	(425)	446
(Decrease) in other liabilities	(67)	(69)	(20)
Increase in deferred revenue	7,054	12,016	18,643
Net cash used in operating activities in continuing operations	(35,259)	(51,664)	(219,163)
Net cash used in operating activities in discontinued operations	(132)	(193)	(1,730)
Net cash used in operating activities	(35,391)	(51,857)	(220,893)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(146)	(2,963)	(16,293)
Proceeds from disposals of property, plant and equipment	--	--	440
Increase in note and accrued interest receivable from related party	--	--	(356)
Payments of transaction costs	--	--	(231)
Increase in other assets	--	--	(1,192)
Investment in held-to-maturity short-term securities	(33)	(2,072)	(55,082)
Proceeds from maturity of held-to-maturity short-term securities	12,863	20,006	88,904
Investment in available-for-sale short-term securities	(12,000)	(21,000)	(126,800)
Proceeds from sale of available-for-sale short-term securities	22,200	40,100	114,800
Investment in held-to-maturity long-term securities	(1)	(2,330)	(44,320)
Proceeds from maturity of held-to-maturity long-term securities	--	2	193
Net cash provided by (used in) investing activities in continuing operations	22,883	31,743	(39,937)
Net cash provided by investing activities in discontinued operations	--	15	--
Net cash provided by (used in) investing activities	22,883	31,758	(39,937)

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc. (A Development Stage Company)
Consolidated Statements of Cash Flows
for the Nine months Ended September 30, 2008 and 2007 (Unaudited)
(continued)

(in thousands)

	Nine months ended September 30,		Amounts accumulated during the development stage
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term loans	$--	$--	$500
Proceeds from long-term loans	--	--	3,251
Payment of assumed notes payable and accrued interest in connection with the ACCESS Oncology acquisition	--	--	(6,322)
Issuance of convertible note, net	--	--	2,150
Issuance of preferred shares, net	--	--	8,453
Receipts on account of shares previously issued	--	--	7
Proceeds from initial public offering, net	--	--	46,298
Proceeds from subsequent public offerings, net	--	--	158,487
Proceeds from private placements, net	--	--	45,795
Proceeds from exercise of options and warrants	222	271	9,342
Purchase of treasury stock	--	(268)	(357)

Net cash provided by financing activities	222	3	267,604

Cash acquired in acquisition	--	--	99
Effect of exchange rate on cash	--	--	(94)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,286)	(20,096)	6,779

Cash and cash equivalents at beginning of period	19,065	48,736	--

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,779	$28,640	$6,779

NON - CASH TRANSACTIONS
Sale of manufacturing facility assets	$300	$--	$300
Issuance of common stock in connection with acquisition	--	--	9,635
Contingent equity rights in connection with acquisition	--	--	4,004
Assumption of liabilities in connection with acquisition	--	--	9,068
Conversion of short-term loans into contributed capital	--	--	500
Conversion of long-term loans into contributed capital	--	--	2,681
Conversion of long-term loans into convertible notes of Partec	--	--	570
Conversion of convertible notes of Partec and accrued interest into stock in Keryx	--	--	2,973
Issuance of warrants to related party as finder’s fee in private placement	--	--	114
Declaration of stock dividend	--	--	3

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$--	$--	$1,166
Cash paid for income taxes	$--	$--	$468

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

The Company owns a 100% interest in each of ACCESS Oncology, Inc., Neryx Biopharmaceuticals, Inc., and Accumin Diagnostics, Inc., all U.S. corporations incorporated in the State of Delaware, and Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd., each organized in Israel. In 2003, the Company’s subsidiaries in Israel ceased operations and are currently in the process of being closed down. Most of the Company's biopharmaceutical development and substantially all of its administrative operations during the three and nine months ended September 30, 2008 and 2007, were conducted in the United States of America.

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

On April 6, 2006, Accumin Diagnostics, Inc., a wholly-owned subsidiary of the Company, completed the acquisition of AccuminTM, a novel, patent protected, diagnostic for the direct measurement of total, intact urinary albumin, from AusAm Biotechnologies, Inc. The transaction was accounted for under the purchase method of accounting. The assets and liabilities of Accumin that the Company acquired and assumed pursuant to the acquisition have been included in the Company’s consolidated financial statements as of April 6, 2006. In September 2008, the Company terminated its license agreement related to the Accumin diagnostic product and ceased all operations related to this segment. The results of the Company’s Diagnostic segment and the related financial position have been reflected as discontinued operations in the consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”) and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF Issue No. 03-13”). The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented. More details on discontinued operations are available in Note 7.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the foreseeable future and may never become profitable. The Company has not generated any revenues from its planned principal operations and is dependent upon significant financing to provide the working capital necessary to execute its business plan. The Company has not yet commercialized any of its drug candidates and cannot be sure if it will ever be able to do so. Even if the Company commercializes one or more of its drug candidates, the Company may not become profitable. The Company’s ability to achieve profitability depends on a number of factors, including its ability to complete its development efforts, obtain regulatory approval for its drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its drug candidates. The Company may continue to incur substantial operating losses even if it begins to generate revenues from its drug candidates, if approved. The Company currently anticipates that its cash, cash equivalents, interest receivable and investment securities as of September 30, 2008, exclusive of its holdings in auction rate securities, are sufficient to meet its anticipated working capital needs and fund its business plan at least into the latter part of 2009. Accordingly, if the Company is not able to receive proceeds from some portion of its auction rate securities by October 1, 2009, the Company may not have the ability to continue as a going concern. If the Company determines that it is necessary to seek additional funding, there can be no assurance that the Company will be able to obtain any such funding on terms that are acceptable to it, if at all.

Cash and Cash Equivalents

The Company treats liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations, has limited cash, cash equivalents, and short term securities, and illiquid investments in auction rate securities that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Investment Securities

The Company records its investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost. Available-for-sale investment securities (which are comprised of auction rate securities) are recorded at fair value. See Note 2 - Fair Value Measurements. Other-than-temporary impairment charges are included in interest and other income (expense), net.

The following table summarizes the Company’s investment securities at September 30, 2008 and December 31, 2007:

(in thousands)	September 30, 2008	December 31, 2007

Short-term investment securities:
Obligations of domestic governmental agencies (mature between October 2008 and May 2009) (held-to-maturity)	$10,305	$20,838
Auction rate securities (mature between 2031 and 2047) (available-for-sale)	--	22,200
Total short-term investment securities	$10,305	$43,038

Long-term investment securities:
Obligations of domestic governmental agencies (held-to-maturity)	$--	$2,296
Auction rate securities (mature between 2031 and 2047) (available-for-sale)	9,213	--
Total long-term investment securities	$9,213	$2,296

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

The Company recognized diagnostic revenue when persuasive evidence of an arrangement existed, the product had been shipped, title and risk of loss had passed to the customer and collection from the customer was reasonably assured. Diagnostic revenue is included in discontinued operations.

The Company recognizes service revenues as the services are provided. Deferred revenue is recorded when the Company receives a deposit or prepayment for services to be performed at a later date.

Stock-Based Compensation

The Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) on January 1, 2006 using the modified prospective transition method. SFAS No. 123R requires all share-based payments to employees, and to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value method prescribed by the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”).

Net Loss per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants outstanding as of September 30, 2008 and 2007, which are not included in the computation of net loss per share amounts, were 9,461,435 and 10,774,700, respectively.

Accounting for Manufacturing Suite

The Company spent approximately $11.3 million in capital expenditures building a manufacturing suite for Sulonex. With the cessation of the Company’s development of Sulonex in March 2008, the Company took an impairment charge of $11.0 million, which is included in other research and development expenses in the nine months ended September 30, 2008, to write the assets down to their fair value of $300,000, the amount for which the assets were sold during the three months ended June 30, 2008. The sale of the assets offset a payable and, therefore, cash was not received by the Company. In addition, the Company recognized a $2.1 million expense, which is included in other research and development expenses in the nine months ended September 30, 2008, for costs related to the required restoration of the leased facility to its original condition.

Impairment of Goodwill

The Company accounts for impairment of goodwill using the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires goodwill be tested using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. The negative outcome of the Company’s pivotal SUN-MICRO Phase 3 clinical trial of Sulonex™ (sulodexide) for the treatment of diabetic nephropathy, announced on March 7, 2008, and the Company’s subsequent decision to terminate the ongoing SUN-MACRO Phase 4 clinical trial triggered an impairment test. As of March 31, 2008, management concluded that there was no impairment of the Company’s goodwill. The Company will continue to perform impairment tests under SFAS No. 142 annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.

NOTE 2 - FAIR VALUE MEASUREMENTS

As of January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for its financial assets and liabilities carried at fair value on a recurring basis in the financial statements only. SFAS No. 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and requires expanded disclosures about fair value measurements. The SFAS No. 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1 - quoted prices in active markets for identical assets and liabilities;

•	Level 2 - inputs other than Level 1 quoted prices that are directly or indirectly observable; and

•	Level 3 - unobservable inputs that are not corroborated by market data.

As of September 30, 2008, $9.2 million of the Company’s investment securities, which are classified as long-term investments, were auction rate securities, which represent interests in student loan-backed securities. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically allowed existing investors either to rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. This auction process has historically provided a liquid market for these securities; however, the uncertainties in the credit markets have affected all of the Company’s holdings in auction rate securities. Since February 2008, the auctions for the auction rate securities held by the Company have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While these investments are currently rated AA or higher, the Company is uncertain as to when, or if, the liquidity issues relating to these investments will improve. The Company assessed the fair value of its auction rate securities portfolio. As a result of this valuation process, as described below, the Company recorded impairment charges of $1.8 million, $0.1 million and $0.9 million, in the three months ended March 31, June 30, and September 30, 2008, respectively, for other-than-temporary declines in the value of its auction rate securities to an estimated fair value of $9.2 million at September 30, 2008. These other-than-temporary impairment charges were included in interest and other income (expense), net. In addition, in the first quarter of 2008, the Company reclassified the entire auction rate securities portfolio from short-term to long-term investments due to the uncertainty of when the Company will be able to sell these securities.

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

The following table provides the fair value measurements of applicable Company financial assets according to the fair value levels defined by SFAS No. 157 as of September 30, 2008:

	Financial assets at fair value as of September 30, 2008
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$6,055	$--	$--
Short-term investment securities (held-to-maturity) (2)	10,305	--	--
Auction rate securities (3)	--	--	9,213
Total	$16,360	$--	$9,213

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Amortized cost approximates fair value.
(3)	Included in long-term investment securities on the Company’s consolidated balance sheet.

The following table summarizes the change in carrying value associated with Level 3 financial assets for the nine months ended September 30, 2008:

(in thousands)	Available-for-sale long-term investments

Balance at January 1, 2008	$--

Transfer into Level 3 (1)	12,000
Total unrealized losses included in net loss	(1,811)
Balance at March 31, 2008	10,189

Total unrealized losses included in net loss	(64)
Balance at June 30, 2008	10,125

Total unrealized losses included in net loss	(912)
Balance at September 30, 2008	$9,213
(1)
Based on deteriorated market conditions experienced in the first quarter of 2008, the Company changed the fair value measurement methodology of its auction rate securities portfolio that the Company classifies as available-for-sale from quoted prices in active markets to a model based on discounted cash flows and market comparables. Accordingly, these securities were re-classified from Level 1 to Level 3.

NOTE 3 - STOCKHOLDERS' EQUITY

Equity Incentive Plans

The following table summarizes stock option activity for the nine months ended September 30, 2008:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2007	10,869,173	$7.69
Granted	243,800	4.28
Exercised	(75,000)	2.96		$259,900
Forfeited	(1,326,214)	10.29
Expired	(572,300)	8.68
Outstanding at September 30, 2008	9,139,459	$7.20	5.9	$76,413
Vested and expected to vest at September 30, 2008	9,093,858	$7.17	5.9	$76,413
Exercisable at September 30, 2008	7,654,653	$6.40	5.4	$76,413

Upon the exercise of stock options, the Company issues new shares. As of September 30, 2008, 3,328,833 options issued to employees and directors, and 93,000 options issued to consultants, are milestone-based, of which 3,203,833 options issued to employees and directors, and 43,000 options issued to consultants, are vested and exercisable.

Certain employees and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. The restricted stock vests primarily over a period of two to four years. The following table summarizes restricted share activity for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2007	138,334	$10.09
Granted	1,681,906	0.50
Vested	(52,500)	10.16	$25,475
Forfeited	(73,500)	10.19
Outstanding at September 30, 2008	1,694,240	$0.56	$592,984

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 4,803,928 shares at September 30, 2008.

Warrants

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2007	321,976	$4.65
Issued	--	--
Exercised	--	--
Canceled	--	--
Outstanding at September 30, 2008	321,976	$4.65	$24,911

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

There were no options granted in the three months ended September 30, 2008.

Black-Scholes Option Valuation Assumptions	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Risk-free interest rates	--	4.4%	2.6%	4.6%
Dividend yield	--	--	--	--
Volatility	--	69.7%	76.3%	71.0%
Weighted-average expected term	--	5.1 years	4.3 years	4.7 years

The weighted average grant date fair value of options granted for the three months ended September 30, 2007, was $6.10 per option. The weighted average grant date fair value of options granted for the nine months ended September 30, 2008 and 2007, was $2.40 and $6.33 per option, respectively. The Company used historical information, industry data and the Company’s assessment of future forfeitures to estimate forfeitures within the valuation model. As of September 30, 2008, there was $5.8 million and $0.8 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 1.9 years and 2.6 years, respectively. The amounts do not include, as of September 30, 2008, 175,000 options outstanding, which are milestone-based and vest upon certain corporate milestones, such as FDA approval of our drug candidates and market capitalization targets. Stock-based compensation will be measured and recorded if and when a milestone occurs.

NOTE 4 - RESTRUCTURING

On March 26, 2008, the Company implemented a strategic restructuring plan to reduce its cash burn rate and re-focus its development efforts (the “2008 Restructuring”). The 2008 Restructuring, which was prompted by the negative outcome of the Company’s pivotal SUN-MICRO Phase 3 clinical trial of Sulonex™ (sulodexide) for the treatment of diabetic nephropathy, announced on March 7, 2008, and subsequent decision by the Company to terminate the ongoing SUN-MACRO Phase 4 clinical trial, was intended to conserve the financial resources of the Company and enable it to focus its efforts on programs and opportunities that management believed were most likely to provide long-term shareholder value. The 2008 Restructuring included a workforce reduction of approximately 50% as compared to the Company’s workforce at December 31, 2007. Following the workforce reduction, the Company had approximately 25 full and part-time employees.

As part of the 2008 Restructuring, on March 26, 2008, the Company notified its President, I. Craig Henderson, M.D., that the Company was terminating his employment, effective April 15, 2008. Dr. Henderson remained in his position as a member of the Company’s Board of Directors until the annual meeting in June 2008. The Company recognized a $1,569,000 credit to expense, in the nine months ended September 30, 2008, related to the forfeiture of stock options and restricted stock issued to Dr. Henderson. In addition, the Company reached a mutual agreement with its Chief Accounting Officer, Mark Stier, that Mr. Stier resigned effective June 30, 2008. His responsibilities were assumed by James F. Oliviero, Vice President, Finance, who was appointed Principal Financial and Accounting Officer on May 6, 2008.

The following table summarizes restructuring costs that were provided for and/or incurred by the Company during the nine months ended September 30, 2008:

Nine months ended
(in thousands)	September 30, 2008

Research and development
Impairment of manufacturing facility	$11,037
Manufacturing facility restoration	2,063
Severance	624
Non-cash compensation	(1,569)
Total research and development	12,155

Selling, general and administrative
Severance	99
Total selling, general and administrative	99

Total restructuring costs	$12,254

(in thousands)

Restructuring liabilities at December 31, 2007	$--
Manufacturing facility restoration	2,063
Accrued severance	723
Restructuring liabilities at March 31, 2008	2,786
Payment of manufacturing facility restoration	(2,063)
Payment of severance	(395)
Restructuring liabilities at September 30, 2008	$328

The remaining restructuring liabilities accrued for at September 30, 2008 were paid out in October 2008.

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

An upfront payment of $12.0 million, which was received in October 2007, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement. The Company recorded license revenue of approximately $194,000 and $581,000 in the three and nine months ended September 30, 2008, respectively, and, at September 30, 2008, has deferred revenue of approximately $11.2 million (approximately $774,000 of which has been classified as a current liability), associated with this $12.0 million payment.

An additional milestone payment of $8.0 million, for the achievement of certain milestones reached in March 2008, was received in April 2008, and is being recognized as license revenue on a straight-line basis over the life of the agreement (as discussed above). The Company recorded license revenue of approximately $133,000 and $272,000 for the three and nine months ended September 30, 2008, and, at September 30, 2008, has deferred revenue of approximately $7.7 million (approximately $533,000 of which has been classified as a current liability) associated with this $8.0 million payment. The Company may receive up to an additional $80.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, JT and Torii will make royalty payments to the Company on net sales of ferric citrate in Japan.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Obligations and Commitments

As of September 30, 2008, the Company has known contractual obligations, commitments and contingencies of $2,258,000. Of this amount, $1,053,000 relates to research and development agreements (relating to the Company’s KRX-0401 and Zerenex clinical programs), of which is $900,000 is due within the next year, with the remaining balance due as per the schedule below. Certain of these commitments are contingent upon the Company’s continuing development of its drug candidates. The additional $1,205,000 relates to the Company’s operating lease obligations, of which $597,000 is due within the next year, with the remaining balance due as per the schedule below.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Research and development agreements	$1,053,000	$900,000	$153,000	$--	$--
Operating leases	1,205,000	597,000	608,000	--	--
Total	$2,258,000	$1,497,000	$761,000	$--	$--

The Company has undertaken to make contingent milestone payments to certain of its licensors of up to approximately $68.4 million over the life of the licenses, of which approximately $57.1 million will be due upon or following regulatory approval of the licensed drugs. In certain cases, such payments will reduce any royalties due on sales of related products. The Company has also committed to pay to the former stockholders of ACCESS Oncology certain contingent equity rights (up to 3,372,422 shares of the Company’s common stock) if its drug candidates meet certain development milestones. Of the 3,372,422 shares, 500,000 of these shares would be payable upon achieving the first development milestone. A substantial portion of the contingent shares would be payable to related parties of the Company. The contingent equity rights have been recognized as a non-current liability on the consolidated balance sheet. The uncertainty relating to the timing of the commitments described in this paragraph prevents the Company from including them in the table above.

Litigation

In July 2003, Keryx (Israel) Ltd., one of the Company’s Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord. On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement. In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of the Company’s Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, the Company’s Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx. The amount demanded by the landlord totals 4,345,313 New Israeli Shekels, or approximately $1,309,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. The Company intends to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord's complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord's complaint. Generally, each answer challenges the merits of the landlord's cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer. At this time, the Circuit Court of Jerusalem has not issued a decision with respect to the motion to dismiss. A hearing on a motion by Keryx Biopharmaceuticals, Inc. and Michael S. Weiss to vacate service of process outside of Israel was held in June 2006. On October 15, 2006, the Court held that the service of the claim against Mr. Weiss is vacated. Consequently, the Circuit Court of Jerusalem dismissed the suit against Mr. Weiss. However, the service against the Company was sustained. The Company appealed this holding. The appeal was denied on June 18, 2007, and the Company filed a petition for certiorari to the Supreme Court of Israel. The Company’s motion for certiorari was denied as well. The Company filed its testimonial affidavit along with an expert opinion contesting the interest and the accumulated debt claimed by plaintiff. The trial is scheduled for November 2008. The Court will hear the motion to dismiss parallel to the trial. The Company has not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of a charge, if any.

The Company prevailed in an arbitration proceeding with Alfa Wasserman concerning certain terms of the 1998 License Agreement between Alfa Wasserman and the Company related to the provision of data to Alfa Wasserman and consultation regarding management of the licensed patents. An arbitration hearing was held in October 2007 and the arbitrator issued his decision on March 25, 2008, rejecting Alfa Wasserman’s claims that the Company was in material breach of the License Agreement. The arbitrator determined that each party would bear its own costs for the arbitration.

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

In April 2008, the Company commenced an action in the U.S. District Court for the Southern District of New York against Panion & BF Biotech, Inc. (“Panion”) for breaching the manufacturing provisions of the March 14, 2008 Amended & Restated License Agreement between the Company and Panion, and the implied covenant of good faith and fair dealing contained therein. The Company seeks declaratory and injunctive relief and damages against Panion. Panion has asserted counterclaims against the Company for alleged breach of the agreement and the implied covenant of good faith and fair dealing contained therein and for alleged breach of fiduciary duties, and seeks declaratory and injunctive relief and damages in the amount of “at least one million dollars.” The Company has replied, denying Panion’s counterclaims. The litigation remains pending. Discovery is presently stayed pending the outcome of settlement discussions between the parties.

The Company in-licensed KRX-0501 from Krenitsky Pharmaceuticals, Inc. (“Krenitsky”) in 2005. In October 2008, Krenitsky commenced an action in the United States District Court, Middle District of North Carolina, Durham Division, against the Company, requesting a declaratory judgment from the court determining that (i) the Company breached the 2005 License Agreement between Krenitsky and the Company, (ii) Krenitsky was within its legal rights to terminate the License Agreement for cause, (iii) the Company has no further rights or interests in the licensed patents, and (iv) Krenitsky has no further obligations to the Company under the License Agreement. The Company denies that Krenitsky is entitled to the relief it seeks and intends to defend itself in the action.

NOTE 7 - DISCONTINUED OPERATIONS

In September 2008, the Company terminated its license agreement related to the Accumin product and ceased all operations related to the Diagnostic segment. The results of the Company’s Diagnostic segment and the related financial position have been reflected as discontinued operations in the consolidated financial statements in accordance with SFAS No. 144 and EITF Issue No. 03-13. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

Summarized selected financial information for discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,		Amounts accumulated during the development
(in thousands)	2008	2007	2008	2007	stage

Diagnostic revenue	$--	$--	$--	$66	$169
Operating expenses:
Cost of diagnostics sold	57	--	57	38	235
Research and development	2	1	4	5	399
Selling, general and administrative	27	26	114	745	1,482
Total operating expenses	86	27	175	788	2,116
Loss from discontinued operations	$(86)	$(27)	$(175)	$(722)	$(1,947)

The assets and liabilities of discontinued operations are stated separately as of September 30, 2008 and December 31, 2007 on the accompanying consolidated balance sheets. The major assets and liabilities categories are as follows:

(in thousands)	September 30, 2008	December 31, 2007
Assets
Other current assets	$--	$73
Property, plant and equipment, net	--	14
Assets of discontinued operations	$--	$87

Liabilities
Accounts payable and accrued expenses	$120	$163
Liabilities of discontinued operations	$120	$163

NOTE 8 - SEGMENT INFORMATION

Until September 2008, the Company had three reportable segments, which included the Diagnostics segment. Following the termination of the Accumin diagnostic product, the Company now has two reportable segments: Services and Products. The Services business provides clinical trial management and site recruitment services to other biotechnology and pharmaceutical companies. The Products business focuses on the acquisition, development and commercialization of medically important, novel pharmaceutical products for the treatment of life-threatening diseases, including renal disease and cancer, and also includes license revenue, other revenue and associated costs.

Segment information for the three and nine month periods were as follows:

	Revenue
	Three months ended September 30,		Nine months ended September 30,		Amounts accumulated during the development
(in thousands)	2008	2007	2008	2007	Stage

Services	$41	$11	$103	$37	$1,969
Products	327	41	853	41	2,084
Total	$368	$52	$956	$78	$4,053

	Operating income (loss)
	Three months ended September 30,		Nine months ended September 30,		Amounts accumulated during the development
(in thousands)	2008	2007	2008	2007	Stage

Services	$28	$(17)	$76	$(53)	$(226)
Products	(6,161)	(20,501)	(47,424)	(63,684)	(341,014)
Total	$(6,133)	$(20,518)	$(47,348)	$(63,737)	$(341,240)

A reconciliation of the totals reported for the operating segments to the consolidated loss from continuing operations is as follows:

	Loss from continuing operations
	Three months ended September 30,		Nine months ended September 30,		Amounts accumulated during the development
(in thousands)	2008	2007	2008	2007	Stage

Operating losses of reportable segments	$(6,133)	$(20,518)	$(47,348)	$(63,737)	$(341,240)
Interest and other income (expense), net	(622)	1,017	(1,551)	3,658	16,366
Income taxes	--	--	--	--	(527)
Consolidated loss from continuing operations	$(6,755)	$(19,501)	$(48,899)	$(60,079)	$(325,401)

	Assets (1)
	As of	As of
(in thousands)	September 30, 2008	December 31, 2007

Services	$--	$--
Products	4,183	16,292
Total assets of reportable segments	4,183	16,292
Cash, cash equivalents, interest receivable and investment securities	26,519	64,682
Assets of discontinued operations	--	87
Consolidated total assets	$30,702	$81,061

(1)	Assets for our reportable segments include fixed assets, goodwill, accounts receivable and prepaid expenses.

The carrying amount of goodwill by reportable segment as of September 30, 2008 and December 31, 2007, was as follows:

	Goodwill
(in thousands)	September 30, 2008	December 31, 2007

Services	$--	$--
Products	3,208	3,208
Total	$3,208	$3,208

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

The table below summarizes the status of our product pipeline.

Product candidate	Target indication	Development status
Endocrine/Renal
Zerenex™ (ferric citrate)	Hyperphosphatemia in patients with end-stage renal disease	Phase 2
Oncology
KRX-0401 (perifosine)	Multiple forms of cancer	Phase 2
Neurology
KRX-0701 (dexlipotam)	Diabetic neuropathy	Phase 2
KRX-0501	Neurological disorders	Phase 1

General Corporate

We are a development stage company and have no drug product sales to date. Our major sources of working capital have been proceeds from various private placements of equity securities, option and warrant exercises, public offerings of our common stock, interest income, and, beginning in 2007, from the upfront and milestone payments from our Sublicense Agreement with Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”) and miscellaneous payments from our other prior licensing activities. We have devoted substantially all of our efforts to the identification, in-licensing and development of drug candidates. We have incurred negative cash flow from operations each year since our inception. We anticipate incurring negative cash flows from operating activities for the foreseeable future. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our product development efforts, our clinical trials and in-licensing and acquisition activities.

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

Our research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, manufacture, testing, and enhancement of our drug candidates and technologies, as well as expenses related to in-licensing of new product candidates. We expense our research and development costs as they are incurred.

Our general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, general legal activities and facilities-related expenses.

Our results of operations include non-cash compensation expense as a result of the grants of stock options, restricted stock and warrants. Compensation expense for awards of options and restricted stock granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual awards. The expense is included in the respective categories of expense in the statements of operations. We expect to continue to incur significant non-cash compensation as a result of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which we adopted on January 1, 2006. For awards of options and warrants to consultants and other third-parties, compensation expense is determined at the “measurement date,” in accordance with the fair value method prescribed by the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”). The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date. In addition, because some of the options, restricted stock and warrants issued to employees, consultants and other third-parties vest upon the achievement of certain milestones, the total expense is uncertain.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2008 and September 30, 2007

License Revenue. License revenue increased by $286,000 to $327,000 for the three months ended September 30, 2008, as compared to $41,000 for the three months ended September 30, 2007. License revenue is related to the amortization of a portion of the license fees of $12.0 million and milestone payment of $8.0 million associated with our sublicense agreement with JT and Torii. Such amounts were recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. The increase in license revenue was due to a full quarter of amortization of both the $12.0 million license fee and $8.0 million milestone payment in the three months ended September 30, 2008, as compared to a partial quarter of amortization of only the $12.0 million license fee in the prior period.

Service Revenue. Service revenue increased by $30,000 to $41,000 for the three months ended September 30, 2008, as compared to service revenue of $11,000 for the three months ended September 30, 2007. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2008.

Cost of Services. Cost of services decreased by $15,000 to $13,000 for the three months ended September 30, 2008, as compared to an expense of $28,000 for the three months ended September 30, 2007. We do not expect our cost of services to have a material impact on our financial results during the remainder of 2008.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to equity incentive grants decreased by $401,000 to $334,000 for the three months ended September 30, 2008, as compared to an expense of $735,000 for the three months ended September 30, 2007. The decrease was primarily due to a reduction in research and development personnel following our March 2008 restructuring.

Other Research and Development Expenses. Other research and development expenses decreased by $13,757,000 to $2,208,000 for the three months ended September 30, 2008, as compared to $15,965,000 for the three months ended September 30, 2007. The decrease in other research and development expenses was due primarily to a $11,699,000 million reduction in expenses related to the cessation of the development of Sulonex in March 2008, and a $1,860,000 decrease in expenses related to our other clinical compounds following our March 2008 restructuring.

We expect our other research and development costs in the fourth quarter of 2008 to be at similar levels to those reported in the third quarter of 2008.

Non-Cash Compensation Expense (Selling, General and Administrative). Non-cash compensation expense related to equity incentive grants decreased by $118,000 to $1,662,000 for the three months ended September 30, 2008, as compared to an expense of $1,780,000 for the three months ended September 30, 2007. The decrease was primarily due to a reduction in selling, general and administrative personnel following our March 2008 restructuring.

Other Selling General and Administrative Expenses. Other selling, general and administrative expenses increased by $222,000 to $2,284,000 for the three months ended September 30, 2008, as compared to an expense of $2,062,000 for the three months ended September 30, 2007. The increase was primarily related to a one-time premium payment for insurance of $1,151,000, partially offset by a reduction of expenses as a result of the 2008 Restructuring.

We expect our other selling, general and administrative costs in the fourth quarter of 2008 to decrease substantially as compared to those reported in the third quarter of 2008.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, decreased by $1,639,000 to an expense of $622,000 for the three months ended September 30, 2008, as compared to income of $1,017,000 for the three months ended September 30, 2007. The decrease was primarily due to the $912,000 impairment charge we recorded in the three months ended September 30, 2008, related to our investments in auction rate securities. The decrease also resulted from a lower level of invested funds as compared to the comparable period last year, resulting in reduced interest income.

Loss from Discontinued Operations. Represents results from discontinued operations relating to our Diagnostic segment. See Note 7 - Discontinued Operations. We do not expect our discontinued operations to have a material impact on our financial results during the remainder of 2008.

Nine months ended September 30, 2008 and September 30, 2007

License Revenue. License revenue increased by $812,000 to $853,000 for the nine months ended September 30, 2008 as compared to $41,000 for the nine months ended September 30, 2007. License revenue for the nine months ended September 30, 2008 was related to the amortization of a portion of the license fees of $12.0 million and milestone payment of $8.0 million associated with our sublicense agreement with JT and Torii. Such amounts were recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. The increase in license revenue was due to a full nine months of amortization in 2008, as compared to a partial period of amortization in the comparable period in 2007.

Service Revenue. Service revenue increased by $66,000 to $103,000 for the nine months ended September 30, 2008, as compared to service revenue of $37,000 for the nine months ended September 30, 2007. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2008.

Cost of Services. Cost of services decreased by $63,000 to $27,000 for the nine months ended September 30, 2008, as compared to an expense of $90,000 for the nine months ended September 30, 2007. We do not expect our cost of services to have a material impact on our financial results during the remainder of 2008.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense related to equity incentive grants decreased by $3,303,000 to a credit of $395,000 for the nine months ended September 30, 2008, as compared to an expense of $2,908,000 for the nine months ended September 30, 2007. The decrease was primarily attributable to $3,180,000 of compensation that was reversed related to stock options and restricted stock issued to our President, who was terminated as part of the 2008 Restructuring, as well as due to a reduction in research and development personnel following our 2008 Restructuring.

Other Research and Development Expenses. Other research and development expenses decreased by $11,816,000 to $37,277,000 for the nine months ended September 30, 2008, as compared to $49,093,000 for the nine months ended September 30, 2007. The decrease in other research and development expenses was due primarily to a $8,795,000 decrease in research and development expenses related the Sulonex program which was terminated in March 2008. Included in the research and development expenses related to Sulonex for the nine months ended September 30, 2008 are an $11,037,000 impairment charge related to the write-down of the assets of the Sulonex manufacturing suite to their fair value following the cessation of our development of Sulonex, and a $2,063,000 expense for costs relating to the required restoration of the leased manufacturing facility to its original condition. For more information regarding these expenses please see “Note 4 - Restructuring” above. Including the impairment charge and restoration expense discussed above, other research and development expenses related to Sulonex were $26,697,000 and $35,492,000 during the nine months ended September 30, 2008 and 2007, respectively. In addition to the $8,795,000 decrease in other research and development expenses related to Sulonex discussed above, there was a decrease of $2,632,000 in expenses related to our other clinical compounds following our March 2008 restructuring.

Non-Cash Compensation Expense (Selling, General and Administrative). Non-cash compensation expense related to equity incentive grants decreased by $47,000 to $5,146,000 for the nine months ended September 30, 2008, as compared to an expense of $5,193,000 for the nine months ended September 30, 2007.

Other Selling General and Administrative Expenses. Other selling, general and administrative expenses decreased by $282,000 to $6,249,000 for the nine months ended September 30, 2008, as compared to an expense of $6,531,000 for the nine months ended September 30, 2007. The decrease was primarily related to a reduction of expenses as a result of the 2008 Restructuring, partially offset by a one-time premium payment for insurance of $1,151,000.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, decreased by $5,209,000 to an expense of $1,551,000 for the nine months ended September 30, 2008, as compared to income of $3,658,000 for the nine months ended September 30, 2007. The decrease was primarily due to $2,787,000 of impairment charges recorded in the nine months ended September 30, 2008, related to our investments in auction rate securities. The decrease also resulted from a lower level of invested funds as compared to the comparable period last year, resulting in reduced interest income.

Loss from Discontinued Operations. Represents results from discontinued operations relating to our Diagnostic segment. See Note 7 - Discontinued Operations. We do not expect our discontinued operations to have a material impact on our financial results during the remainder of 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception primarily through public offerings of our common stock, various private placement transactions, option and warrant exercises, interest income, and, beginning in 2007, from the upfront and milestone payments from our sublicense agreement with JT and Torii and miscellaneous payments from our other prior licensing activities.

As of September 30, 2008, we had $26.5 million in cash, cash equivalents, interest receivable, and short-term and long-term securities (including $9.2 million in non-current auction rate securities as discussed below), a decrease of $38.2 million from December 31, 2007. Cash used in operating activities in continuing operations for the nine months ended September 30, 2008 was $35.3 million, as compared to $51.7 million for the nine months ended September 30, 2007. This decrease was due primarily to the cessation of the Sulonex program in March 2008 and the 2008 Restructuring.

For the nine months ended September 30, 2008, net cash provided by investing activities in continuing operations of $22.9 million was primarily the result of the maturity and sale of short-term securities in our investment portfolio, net of purchases. For the nine months ended September 30, 2008, net cash provided by financing activities of $0.2 million was the result of proceeds from the exercise of stock options.

As of September 30, 2008, $9.2 million of our investment securities, which are classified as long-term investments, were auction rate securities, which represent interests in student loan-backed securities. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically allowed existing investors either to rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. This auction process has historically provided a liquid market for these securities; however, the uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While these investments are currently rated AA or higher, we are uncertain as to when, or if, the liquidity issues relating to these investments will improve. We assessed the fair value of our auction rate securities portfolio. As a result of this valuation process, as described below, we recorded impairment charges of $1.8 million, $0.1 million and $0.9 million, in the three months ended March 31, June 30, and September 30, 2008, respectively, for other-than-temporary declines in the value of our auction rate securities to an estimated fair value of $9.2 million at September 30, 2008. These other-than-temporary impairment charges were included in interest and other income (expense), net. In addition, in the first quarter of 2008, we reclassified the entire auction rate securities portfolio from short-term to long-term investments due to the uncertainty of when we will be able to sell these securities.

The valuation methods used to estimate the auction rate securities’ fair value were (1) a discounted cash flow model, where the expected cash flows of the auction rate securities are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the auction rate securities are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar auction rate securities. The valuation included numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. Assuming a 10% adverse change in the fair value of these securities overall, the fair value would decline approximately $900,000. However, each of our auction rate security investments have different features and are subject to different risks and therefore, any market decline would impact these securities to a different degree.

We currently anticipate that our cash, cash equivalents, interest receivable and investment securities as of September 30, 2008, exclusive of our holdings in auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan at least into the latter part of 2009. Accordingly, if we are not able to receive proceeds from some portion of our auction rate securities by October 1, 2009, we may not have the ability to continue as a going concern. We will continue to attempt to sell our auction rate securities until the auctions are successful; however, there is no assurance as to when, or if, the market for auction rate securities will stabilize. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur additional impairment charges with respect to our auction rate securities portfolio, which could negatively affect our financial condition, cash flow and reported earnings, and the lack of liquidity of our auction rate securities could have a material impact on our ability to fund our operations.

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses from operations, has limited cash, cash equivalents, and short term securities, and illiquid investments in auction rate securities that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

OBLIGATIONS AND COMMITMENTS

As of September 30, 2008, we have known contractual obligations, commitments and contingencies of $2,258,000. Of this amount, $1,053,000 relates to research and development agreements (relating to our KRX-0401 and Zerenex clinical programs), of which $900,000 is due within the next year, with the remaining balance due as per the schedule below. Certain of these commitments are contingent upon our continuing development of our drug candidates. The additional $1,205,000 relates to our operating lease obligations, of which $597,000 is due within the next year, with the remaining balance due as per the schedule below.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Research and development agreements	$1,053,000	$900,000	$153,000	$--	$--
Operating leases	1,205,000	597,000	608,000	--	--
Total	$2,258,000	$1,497,000	$761,000	$--	$--

We have undertaken to make contingent milestone payments to certain of our licensors of up to approximately $68.4 million over the life of the licenses, of which approximately $57.1 million will be due upon or following regulatory approval of the licensed drugs. In certain cases, such payments will reduce any royalties due on sales of related products. We have also committed to pay to the former stockholders of ACCESS Oncology certain contingent equity rights (up to 3,372,422 shares of our common stock) if its drug candidates meet certain development milestones. Of the 3,372,422 shares, 500,000 of these shares would be payable upon achieving the first development milestone. A substantial portion of the contingent shares would be payable to related parties. The contingent equity rights have been recognized as a non-current liability on the consolidated balance sheet. The uncertainty relating to the timing of the commitments described in this paragraph prevents us from including them in the table above.

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

Accruals for Clinical Research Organization and Clinical Site Costs. We make estimates of costs incurred in relation to external clinical research organizations, or CROs, and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. In addition, administrative costs related to external CROs are recognized on a straight-line basis over the estimated contractual period. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

Prior to discontinuing the sale of our diagnostic product, we had recognized diagnostic revenue when persuasive evidence of an arrangement existed, the product had been shipped, title and risk of loss had passed to the customer and collection from the customer was reasonably assured. Diagnostic revenue is included in discontinued operations.

We recognize service revenues as the services are provided. Deferred revenue is recorded when we receive a deposit or prepayment for services to be performed at a later date.

Accounting Related to Goodwill. As of September 30, 2008, there was approximately $3.2 million of goodwill on our consolidated balance sheet. SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires goodwill be tested using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

We are required to perform impairment tests under SFAS No. 142 annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition specifically regarding cash flows that were used to determine the valuation of goodwill and intangibles. When we perform impairment tests in future years, the possibility exists that changes in forecasts and estimates from those used at the acquisition date could result in impairment charges.

Impairment of Long-Lived Assets. In accordance with the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144, we recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, we make certain assumptions in determining the impairment amount. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying value of the asset above its fair value. During the first quarter of 2007, management reviewed both its original and projected revenue estimates associated with the Accumin diagnostic tool. As a result of this analysis, we concluded that the asset was impaired and recorded an impairment charge of approximately $600,000 to write-down identifiable intangible long-lived assets associated with Accumin. The charge was recorded in other selling, general and administrative expenses within the Diagnostics segment, which has been reclassified as discontinued operations. Prior to the impairment charge taken in the first quarter of 2007, we amortized our identifiable intangible assets associated with Accumin over their estimated economic lives, which was 12 years, the life of the patents, using the straight-line method.

We had entered into a relationship with SPL, a U.S.-based contract manufacturer, for Sulonex to build a larger scale manufacturing suite within their current facility, which they would operate on our behalf. We spent approximately $11.3 million in capital expenditures building the suite. In accordance with the guidance in SFAS No. 144, with the cessation of our development of Sulonex in March 2008, we recognized an impairment charge of $11.0 million, which is included in other research and development expenses in the nine months ended September 30, 2008, to write the assets down to their fair value of $300,000, the amount for which the assets were sold during the three months ended June 30, 2008.

Impairment of Investment Securities. As of September 30, 2008, $9.2 million of our investment securities, which are classified as long-term investments, were auction rate securities, which represent interests in student loan-backed securities. The uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While these investments are currently rated AA or higher, we are uncertain as to when, or if, the liquidity issues relating to these investments will improve. We assessed the fair value of our auction rate securities portfolio. As a result of this valuation process, we recorded impairment charges of $1.8 million, $0.1 million and $0.9 million, in the three months ended March 31, June 30, and September 30, 2008, respectively, for other-than-temporary declines in the value of our auction rate securities to an estimated fair value of $9.2 million at September 30, 2008. These other-than-temporary impairment charges were included in interest and other income (expense), net. In addition, in the first quarter of 2008, we reclassified the entire auction rate securities portfolio from short-term to long-term investments due to the uncertainty of when we will be able to sell these securities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt and auction rate securities in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. As of September 30, 2008, our portfolio of financial instruments consists of cash equivalents and short-term and long-term interest bearing securities, including money market funds, government debt and auction rate securities. The average duration to maturity of all of our held-to-maturity investments held as of September 30, 2008, was less than 12 months. Due to the short-term nature of our money market funds and held-to-maturity investments, we believe we have no material exposure to interest rate risk, and/or credit risk, arising from our money market funds and held-to-maturity investments.

As of September 30, 2008, $9.2 million of our investment securities, which are classified as long-term investments, were auction rate securities, which represent interests in student loan-backed securities. The uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While these investments are currently rated AA or higher, we are uncertain as to when, or if, the liquidity issues relating to these investments will improve. We will continue to attempt to sell our auction rate securities until the auctions are successful. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any credit rating downgrades on the auction rate securities in our portfolio, we may incur additional impairment charges with respect to our auction rate securities portfolio, which could negatively affect our financial condition, cash flow and reported earnings. We will continue to monitor the fair value of our auction rate securities and relevant market conditions and will recognize additional impairment charges if future circumstances warrant such charges. Assuming a 10% adverse change in the fair value of these securities overall, the fair value would decline approximately $900,000. However, each of our auction rate security investments have different features and are subject to different risks and therefore, any market decline would impact these securities to a different degree. In addition, the lack of liquidity of our auction rate securities could have a material impact on our ability to fund our operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, management carried out, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.

In July 2003, Keryx (Israel) Ltd., one of our Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord. On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement. In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of our Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, our Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx. The amount demanded by the landlord totals 4,345,313 New Israeli Shekels, or approximately $1,309,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord's complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord's complaint. Generally, each answer challenges the merits of the landlord's cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer. At this time, the Circuit Court of Jerusalem has not issued a decision with respect to the motion to dismiss. A hearing on a motion by Keryx Biopharmaceuticals, Inc. and Michael S. Weiss to vacate service of process outside of Israel was held in June 2006. On October 15, 2006, the Court held that the service of the claim against Mr. Weiss is vacated. Consequently, the Circuit Court of Jerusalem dismissed the suit against Mr. Weiss. However, the service against us was sustained. We appealed this holding. The appeal was denied on June 18, 2007, and the Company filed a petition for certiorari to the Supreme Court of Israel. The Company’s motion for certiorari was denied as well. We filed our testimonial affidavit along with an expert opinion contesting the interest and the accumulated debt claimed by plaintiff. The trial is scheduled for November 2008. The Court will hear the motion to dismiss parallel to the trial. We have not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of a charge, if any.

We prevailed in an arbitration proceeding with Alfa Wasserman concerning certain terms of the 1998 License Agreement between Alfa Wasserman and the Company related to the provision of data to Alfa Wasserman and consultation regarding management of the licensed patents. An arbitration hearing was held in October 2007 and the arbitrator issued his decision on March 25, 2008, rejecting Alfa Wasserman’s claims that we were in material breach of the License Agreement. The arbitrator determined that each party would bear its own costs for the arbitration.

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

In April 2008, we commenced an action in the U.S. District Court for the Southern District of New York against Panion & BF Biotech, Inc. (“Panion”) for breaching the manufacturing provisions of the March 14, 2008 Amended & Restated License Agreement between the Company and Panion, and the implied covenant of good faith and fair dealing contained therein. We seek declaratory and injunctive relief and damages against Panion. Panion has asserted counterclaims against us for alleged breach of the agreement and the implied covenant of good faith and fair dealing contained therein and for alleged breach of fiduciary duties, and seeks declaratory and injunctive relief and damages in the amount of “at least one million dollars.” We have replied, denying Panion’s counterclaims. The litigation remains pending. Discovery is presently stayed pending the outcome of settlement discussions between the parties.
We in-licensed KRX-0501 from Krenitsky Pharmaceuticals, Inc. (“Krenitsky”) in 2005. In October 2008, Krenitsky commenced an action in the United States District Court, Middle District of North Carolina, Durham Division, against the Company, requesting a declaratory judgment from the court determining that (i) we breached the 2005 License Agreement between Krenitsky and the Company, (ii) Krenitsky was within its legal rights to terminate the License Agreement for cause, (iii) we have no further rights or interests in the licensed patents, and (iv) Krenitsky has no further obligations to us under the License Agreement. We deny that Krenitsky is entitled to the relief it seeks and intend to defend ourself in the action.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2008, we had an accumulated deficit of approximately $327.3 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

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

Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies. Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding that has been seen in some high-dose, ferric citrate canine studies, may require us to do additional studies, which could delay the development of the drug or lead to a decision to discontinue development of the drug. Drug candidates in the later stages of clinical development may fail to show the desired safety and efficacy traits despite positive results in initial clinical testing. Results from earlier studies may not be indicative of results from future clinical trials and the risk remains that a pivotal program may generate efficacy data that will be insufficient for the approval of the drug, or may raise safety concerns that may prevent approval of the drug. Interpretation of the prior safety and efficacy data of our drug candidates may be flawed and there can be no assurance that safety and/or efficacy concerns from the prior data were overlooked or misinterpreted, which in subsequent, larger studies appear and prevents approval of such drug candidates. We are currently preparing to re-input our safety information on KRX-0401 into a GCP-compliant database and can provide no assurance that safety concerns will not subsequently arise.

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

Given the current market conditions for raising capital, and given our limited resources, we may be forced to further restructure our workforce, and thus rely predominantly or entirely on our ability to contract with third parties for our manufacturing, drug development and marketing. If we are unable to contract with such third parties, we may be forced to limit or suspend or terminate the development of some or all of our product candidates, including, without limitation, suspending development of KRX-0401 (perifosine) and/or Zerenex (ferric citrate).

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

As of November 3, 2008, we had 21 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Michael S. Weiss, our Chairman and Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Weiss, this agreement does not prevent him from terminating his employment with us.

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

The use of our drug candidates in clinical trials, the future sale of any approved drug candidates and new technologies, and our sale of Accumin prior to its discontinuation, exposes us to liability claims. Although we are not aware of any historical or anticipated product liability claims against us, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to cease clinical trials of our drug candidates or limit commercialization of any approved products.

We believe that we have obtained sufficient product liability insurance coverage for our clinical trials and the sale of Accumin prior to its discontinuation. We intend to expand our insurance coverage to include the commercial sale of any approved products if marketing approval is obtained; however, insurance coverage is becoming increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. We also may not be able to obtain additional insurance coverage that will be adequate to cover product liability risks that may arise. Regardless of merit or eventual outcome, product liability claims may result in:

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 21 full and part-time employees as of November 3, 2008. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our current cash, cash equivalents, interest receivable, and investment securities may not be adequate to support our operations for the length of time that we have estimated.

We currently anticipate that our cash, cash equivalents, interest receivable, and investment securities as of September 30, 2008, exclusive of our holdings of auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan at least into the latter part of 2009. Accordingly, if we are not able to receive proceeds from some portion of our auction rate securities by October 1, 2009, we may not have the ability to continue as a going concern. Our forecast of the period of time through which our cash, cash equivalents, interest receivable, and investment securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

In July 2003, Keryx (Israel) Ltd., one of our Israeli subsidiaries, vacated its Jerusalem facility, after giving advance notice to RMPA Properties Ltd., the landlord. On May 1, 2005, the landlord filed suit in the Circuit Court of Jerusalem in Jerusalem, Israel, claiming that Keryx (Israel) Ltd., among other parties, was liable as a result of the alleged breach of the lease agreement. In addition to Keryx (Israel) Ltd., the landlord brought suit against Keryx Biomedical Technologies Ltd., another of our Israeli subsidiaries, Keryx Biopharmaceuticals, Inc., Michael S. Weiss, our Chairman and Chief Executive Officer, and Robert Trachtenberg, a former employee of Keryx. The amount demanded by the landlord totals 4,345,313 New Israeli Shekels, or approximately $1,309,000, and includes rent for the entire remaining term of the lease, as well as property taxes and other costs allegedly incurred by the landlord. In August 2003, the landlord claimed a bank deposit, in the amount of $222,000, which was previously provided as security in connection with the lease agreement. We intend to vigorously defend the suit. In July 2005, Keryx (Israel) Ltd. and Keryx Biomedical Technologies Ltd. filed an answer to the landlord's complaint. In October 2005, Keryx Biopharmaceuticals, Inc. filed an answer to the landlord's complaint. Generally, each answer challenges the merits of the landlord's cause of action as to each defendant. All defendants, except Keryx (Israel) Ltd., have filed a motion to dismiss the complaint. The plaintiff has filed a response to each answer. At this time, the Circuit Court of Jerusalem has not issued a decision with respect to the motion to dismiss. A hearing on a motion by Keryx Biopharmaceuticals, Inc. to vacate service of process outside of Israel was held in September 2006. On October 15, 2006, the Circuit Court of Jerusalem held that the service of process on Keryx was sustained. We appealed this holding. The appeal was denied on September 18, 2007, and we filed a petition for certiorari to the Supreme Court of Israel. Our motion for certiorari was denied as well. We filed our testimonial affidavit along with an expert opinion contesting the interest and the accumulated debt claimed by plaintiff. The trial is scheduled for November 2008. The Court will hear the motion to dismiss parallel to the trial. We have not yet recorded a charge to reflect any potential liability associated with this lawsuit, as it is too early to accurately estimate the amount of a charge, if any.

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

In addition, we may be required to issue up to 3,372,422 shares of our common stock to former stockholders of ACCESS Oncology upon the achievement of certain milestones, of which 500,000 shares may be payable in the next 12 months if we reach the first milestone, or we may conclude, under certain circumstances, that it is in our best interest to settle this contingent share obligation for all or substantially all of such shares in advance of reaching any milestones. A substantial portion of the contingent shares would be payable to related parties.

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

We are currently not in compliance with NASDAQ rules for continued listing on the NASDAQ Capital Market and are at risk of being delisted, which may subject us to the SEC’s penny stock rules and decrease the liquidity of our common stock.

On April 22, 2008, we received notice from The NASDAQ Stock Market that we were not in compliance with the $1.00 minimum bid price requirement for continued inclusion on the applicable NASDAQ market. This notification is a standard communication when the bid price of a NASDAQ-listed company closes below the minimum $1.00 per share requirement for 30 consecutive business days. In accordance with NASDAQ rules, we were provided 180 calendar days to regain compliance by having the bid price of our common stock close at $1.00 per share or more for a minimum of 10 consecutive business days. On October 21, 2008, we received notice from The NASDAQ Stock Market that the bid price and market value of publicly traded securities requirements for continued listing on a NASDAQ market had been temporarily suspended. Due to this action, NASDAQ informed us that we now have until January 23, 2009, to achieve compliance with the $1.00 minimum closing bid price requirement.

As reflected on the consolidated balance sheet included in this report, as of September 30, 2008, we no longer meet the stockholders’ equity requirement for continued listing on the NASDAQ Capital Market under Standard 1 of those requirements. We expect to receive notice from the NASDAQ Capital Market that we are no longer in compliance with the stockholders' equity requirement for continued listing, however, we intend to work with the market to try to find an acceptable manner in which our common stock can remain listed on the NASDAQ Capital Market. However, we cannot provide assurance that we will be successful in that effort, or that in the future we will continue to meet the listing requirements of the NASDAQ Capital Market, including, without limitation, bid price, stockholders’ equity and/or market value of listed securities minimum requirements. Additionally, our efforts to continue to meet the listing requirements may be limited by current market conditions, including volatility in the market.

If we are delisted from The NASDAQ Stock Market, our common stock may be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets.” These alternative markets, however, are generally considered to be less efficient than, and not as broad as, the NASDAQ Capital Market. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the NASDAQ markets, which could have a material adverse effect on the liquidity of our common stock, and impair our ability to raise additional capital.

In addition, our common stock may become subject to penny stock rules. The SEC generally defines “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. We are not currently subject to the penny stock rules because our common stock qualifies for an exception to the SEC’s penny stock rules for companies that have an equity security that is quoted on the NASDAQ Stock Market. However, if we were delisted, our common stock would become subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common stock. If our common stock were considered penny stock, the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares in the secondary market would be limited and, as a result, the market liquidity for our common stock would be adversely affected. We cannot assure you that trading in our securities will not be subject to these or other regulations in the future.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: November 10, 2008	By:	/s/ James F. Oliviero
Vice President, Finance
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008.
.