Form 10-Q
period 2009-03-31
KERYX BIOPHARMACEUTICALS INC
filed 2009-05-13
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes         ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There were 47,895,626 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 5, 2009.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

TABLE OF CONTENTS

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.
Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008

 (in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,096	$13,143
Short-term investment securities	2,300	2,299
Interest receivable	50	25
Other current assets	455	508
Total current assets	15,901	15,975
Long-term investment securities	7,117	7,185
Property, plant and equipment, net	157	182
Goodwill	3,208	3,208
Other assets, net	62	84
Total assets	$26,445	$26,634

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable and accrued expenses	$4,099	$4,613
Accrued compensation and related liabilities	143	496
Current portion of deferred revenue	1,464	1,464
Liabilities of discontinued operations	120	120
Total current liabilities	5,826	6,693
Deferred revenue, net of current portion	16,981	17,308
Contingent equity rights	4,004	4,004
Other liabilities	101	118
Total liabilities	26,912	28,123
Commitments and contingencies
Stockholders’ deficiency:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (95,000,000 shares authorized, 47,880,459 and 47,729,507 shares issued, 47,800,511 and 47,649,559 shares outstanding at March 31, 2009 and December 31, 2008, respectively)	48	48
Additional paid-in capital	331,309	330,738
Treasury stock, at cost, 79,948 shares at March 31, 2009 and December 31, 2008, respectively	(357)	(357)
Accumulated deficit	(331,467)	(331,918)
Total stockholders’ deficiency	(467)	(1,489)
Total liabilities and stockholders’ deficiency	$26,445	$26,634

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Operations
for the three months ended March 31, 2009 and 2008 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2009	2008

Revenue:
License revenue	$3,327	$199
Service revenue	3	—
Total revenue	3,330	199

Operating expenses:
Research and development:
Non-cash compensation	201	(980)
Other research and development	1,374	30,827
Total research and development	1,575	29,847

Selling, general and administrative:
Non-cash compensation	370	1,717
Other selling, general and administrative	1,041	1,887
Total selling, general and administrative	1,411	3,604

Total operating expenses	2,986	33,451

Operating income (loss)	344	(33,252)

Interest and other income (expense), net	107	(1,203)
Income (loss) from continuing operations before income taxes	451	(34,455)

Income taxes	—	—
Income (loss) from continuing operations	451	(34,455)

Loss from discontinued operations	—	(81)
Net income (loss)	$451	$(34,536)

Basic net income (loss) per common share:
Continuing operations	$0.01	$(0.79)
Discontinued operations	—	(— )*
Basic net income (loss) per common share	$0.01	$(0.79)

Diluted net income (loss) per common share:
Continuing operations	$0.01	$(0.79)
Discontinued operations	—	(— )*
Diluted net income (loss) per common share	$0.01	$(0.79)

Weighted average shares used in computing basic net income (loss) per common share	47,853,895	43,718,077
Weighted average shares used in computing diluted net income (loss) per common share	48,050,220	43,718,077

* Amount less than one cent.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Deficiency
for the three months ended March 31, 2009 (Unaudited)

 (in thousands, except share amounts)

	Common stock			Additional paid-in
	Shares	Amount		capital

Balance at December 31, 2008	47,729,507	$48		$330,738
Changes during the period:
Issuance of restricted stock	268,539	—	*	—
Forfeiture of restricted stock	(117,587)	(—	)*	—
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		571
Net income	—	—		—
Balance at March 31, 2009	47,880,459	$48		$331,309

	Treasury stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2008	79,948	$(357)	$(331,918)	$(1,489)
Changes during the period:
Issuance of restricted stock	—	—	—	—	*
Forfeiture of restricted stock	—	—	—	(—	)*
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—	—	571
Net income	—	—	451	451
Balance at March 31, 2009	79,948	$(357)	$(331,467)	$(467)

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows
for the three months ended March 31, 2009 and 2008 (Unaudited)

 (in thousands)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$451	$(34,536)
Loss from discontinued operations	—	(81)
Net income (loss) from continuing operations	451	(34,455)
Adjustments to reconcile income (loss) from continuing operations to cash flows used in operating activities in continuing operations:
Stock compensation expense	571	737
Depreciation and amortization	25	34
Impairment of investment securities	68	1,811
Other impairment charges	—	11,037
Changes in assets and liabilities, net of effects of acquisitions:
Decrease in other current assets	53	14
(Increase) in accrued interest receivable	(25)	(180)
(Increase) in license receivable	—	(8,000)
Decrease in security deposits	—	241
Decrease in other assets	22	—
(Decrease) in accounts payable and accrued expenses	(514)	(2,327)
(Decrease) in accrued compensation and related liabilities	(353)	(140)
(Decrease) in other liabilities	(17)	(23)
(Decrease) increase in deferred revenue	(327)	7,801
Net cash used in operating activities in continuing operations	(46)	(23,450)
Net cash used in operating activities in discontinued operations	—	(100)
Net cash used in operating activities	(46)	(23,550)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	—	(163)
Investment in held-to-maturity short-term securities	(1)	(21)
Proceeds from maturity of held-to-maturity short-term securities	—	22
Investment in available-for-sale short-term securities	—	(12,000)
Proceeds from sale of available-for-sale short-term securities	—	22,200
Investment in held-to-maturity long-term securities	—	(1)
Net cash (used in) provided by investing activities	(1)	10,037

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of options and warrants	$—	$222
Net cash provided by financing activities	—	222

NET DECREASE IN CASH AND CASH EQUIVALENTS	(47)	(13,291)

Cash and cash equivalents at beginning of period	13,143	19,065

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,096	$5,774

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Notes to Consolidated Financial Statements (unaudited)

 NOTE 1 - GENERAL

Basis of Presentation

Keryx Biopharmaceuticals, Inc. and subsidiaries (“Keryx” or the “Company”) is a biopharmaceutical company focused on the acquisition, development and commercialization of medically important, novel pharmaceutical products for the treatment of life-threatening diseases, including renal disease and cancer. Most of the Company's biopharmaceutical development and substantially all of its administrative operations during the three months ending March 31, 2009 and 2008 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has incurred substantial operating losses since its inception and, except for the three months ended March 31, 2009, expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2009, the Company has an accumulated deficit of $331.5 million and a deficiency in equity of $0.5 million. The Company is dependent upon significant financing to provide the working capital necessary to execute its business plan. The Company has not yet commercialized any of its drug candidates and cannot be sure if it will ever be able to do so. Even if the Company commercializes one or more of its drug candidates, the Company may not become profitable. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its drug candidates alone or in partnership. The Company may continue to incur substantial operating losses even if it begins to generate revenues from its drug candidates, if approved. The Company currently anticipates that its cash, cash equivalents and investment securities as of March 31, 2009, exclusive of its holdings in auction rate securities, are sufficient to meet the Company’s anticipated working capital needs and fund its business plan into the first quarter of 2010. However, if the Company is not able to receive proceeds from some portion of its auction rate securities by the first quarter of 2010, the Company may not have the ability to continue as a going concern for any significant period beyond that point. The actual amount of funds that the Company will need to operate is subject to many factors, including the timing, design and conduct of clinical trials for the Company’s drug candidates. The Company is evaluating market conditions to determine the appropriate timing and extent to which it will seek to obtain additional debt, equity or other type of financing. If the Company determines that it is necessary to seek additional funding, there can be no assurance that it will be able to obtain any such funding on terms that are acceptable to the Company, if at all.

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

In addition to the Company’s restructuring efforts in March 2008 (see Note 4 - Restructuring), in an ongoing effort to further reduce costs, there have been additional staff reductions through March 31, 2009. As of March 31, 2009, the Company had 16 full and part-time employees.

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

On March 3, 2009, the Company received notice from The NASDAQ Stock Market indicating that it had failed to regain compliance with NASDAQ Marketplace Rule 4310(c)(3). Therefore, The NASDAQ Stock Market determined to delist the Company’s common stock from the NASDAQ Capital Market unless the Company appealed the delisting determination to a hearing. On March 9, 2009, the Company requested a hearing to appeal the determination of The NASDAQ Stock Market to delist the Company’s common stock to a NASDAQ Listings Qualification Panel (“Panel”), which automatically stayed the delisting of the Company’s common stock pending issuance of the Panel's decision. The hearing took place on April 30, 2009, however, the Company has not received the Panel’s decision. At the Panel hearing, the Company asked the Panel to provide it with additional time to regain compliance with NASDAQ Marketplace Rule 4310(c)(3). There can be no assurance that such a request will be granted or that the Panel will permit the Company to continue to list its common stock on the NASDAQ Capital Market, or that in the future the Company will meet the listing requirements of the NASDAQ Capital Market, including, without limitation, bid price, stockholders’ equity and/or market value of listed securities minimum requirements. Additionally, the Company’s efforts to continue to meet the listing requirements may be limited by current market conditions, including volatility in the market. If the Company’s common stock is delisted from the NASDAQ Capital Market, there may be a limited market for the Company’s stock, trading in the Company’s stock may become more difficult and the Company’s share price could decrease even further. In addition, if the Company’s common stock is delisted, the Company’s ability to raise additional capital may be impaired.

Cash and Cash Equivalents

The Company treats liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

Investment Securities

The Company records its investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost. Available-for-sale investment securities (which are comprised of auction rate securities) are recorded at fair value. See Note 2 – Fair Value Measurements. Other-than-temporary impairment charges are included in interest and other income (expense), net.

The following table summarizes the Company’s investment securities at March 31, 2009 and December 31, 2008:

(in thousands)	March 31, 2009	December 31, 2008

Short-term investment securities:
Obligations of domestic governmental agencies (mature May 2009) (held-to-maturity)	$2,300	$2,299

Long-term investment securities:
Auction rate securities (mature between 2037 and 2047) (available-for-sale) ($10.0 million par value)	$7,117	$7,185

Revenue Recognition

The Company recognizes license revenue consistent with the provisions of Staff Accounting Bulletin (“SAB”) No. 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company analyzes each element of its licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payment to the Company of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. The Company recognizes revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. The Company recognizes milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, the Company defers the milestone payment and recognizes it as revenue over the estimated period of performance under the contract.

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

Income Taxes

The Company has not recorded any income tax provision for the three months ended March 31, 2009, since pursuant to the provisions of SFAS 109, “Accounting for Income Taxes,” the Company has estimated that its estimated annual effective income tax rate will be zero.

Basic and Diluted Earnings (Loss) per Common Share

The Company follows the provisions of SFAS 128, “Earnings per Share”. Basic net earnings or loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, under SFAS No. 123R, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for the three months ended March 31, 2008 because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

March 31, 2009

Stock options	305,652
Warrants	72,564
Total	378,216

Basic and diluted earnings (loss) per share were determined as follows:

	Three months ended March 31,
(in thousands, except share and per share amounts)	2009	2008
Basic:
Income (loss) from continuing operations	451	(34,455)
Loss from discontinued operations	—	(81)
Net income (loss)	$451	$(34,536)
Weighted average shares outstanding	47,853,895	43,718,077
Basic net income (loss) per common share:
Continuing operations	$0.01	$(0.79)
Discontinued operations	—	(— )*
Basic net income (loss) per common share	$0.01	$(0.79)
Diluted:
Income (loss) from continuing operations	451	(34,455)
Loss from discontinued operations	—	(81)
Net income (loss)	$451	$(34,536)
Weighted average shares outstanding	47,853,895	43,718,077
Effect of dilutive options and warrants	196,325	—
Weighted average shares outstanding assuming dilution	48,050,220	43,718,077
Diluted net income (loss) per common share:
Continuing operations	$0.01	$(0.79)
Discontinued operations	—	(— )*
Diluted net income (loss) per common share	$0.01	$(0.79)

Comprehensive Loss

Comprehensive loss is the same as net loss for all periods presented.

Accounting for Manufacturing Suite

The Company spent approximately $11.3 million in capital expenditures building a manufacturing suite for Sulonex. With the cessation of the Company’s development of Sulonex in March 2008, the Company took an impairment charge of $11.0 million, which is included in other research and development expenses in the three months ended March 31, 2008, to write the assets down to their fair value of $300,000, the amount for which the assets were subsequently sold during 2008. The sale of the assets offset a related payable and, therefore, cash was not received by the Company. In addition, the Company recognized a $2.1 million expense, which is included in other research and development expenses in the three months ended March 31, 2008, for costs related to the required restoration of the leased facility to its original condition. See Note 4 – Restructuring.

Impairment of Goodwill

The Company accounts for impairment of goodwill using the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires goodwill be tested using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. The negative outcome of the Company’s pivotal SUN-MICRO Phase 3 clinical trial of Sulonex™ (sulodexide) for the treatment of diabetic nephropathy, announced on March 7, 2008, and the Company’s subsequent decision to terminate the ongoing SUN-MACRO Phase 4 clinical trial triggered an impairment test. As of March 31, 2008, management concluded that there was no impairment of the Company’s goodwill. Additionally, as of December 31, 2008, management conducted its annual assessment of goodwill and concluded that there was no impairment to its goodwill. The Company will continue to perform impairment tests under SFAS No. 142 annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.

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

As of March 31, 2009, $7.1 million of the Company’s investment securities were auction rate securities and represent interests in student loan-backed securities. The auction rate securities are recorded at their fair value and classified as long-term investments. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically allowed existing investors either to rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. This auction process has historically provided a liquid market for these securities; however, the uncertainties in the credit markets have affected all of the Company’s holdings in auction rate securities. Since February 2008, the auctions for the auction rate securities held by the Company have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While all but one of these investments were rated A or higher at March 31, 2009, the Company is uncertain as to when, or if, the liquidity issues relating to these investments will improve. The Company assessed the fair value of its auction rate securities portfolio. As a result of this valuation process, as described below, the Company recorded impairment charges totaling $0.1 million and $1.8 million during the three months ended March 31, 2009 and 2008, respectively, for other-than-temporary declines in the value of its auction rate securities. These other-than-temporary impairment charges were included in interest and other income (expense), net. The estimated fair value of the Company’s remaining auction rate securities is $7.1 million at March 31, 2009.

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

The following table provides the fair value measurements of applicable Company financial assets according to the fair value levels defined by SFAS No. 157 as of March 31, 2009:

	Financial assets at fair value as of March 31, 2009
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$12,892	$—	$—
Short-term investment securities (held-to-maturity) (2)	2,300	—	—
Auction rate securities (3)	—	—	7,117
Total	$15,192	$—	$7,117

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Amortized cost approximates fair value.
(3)	Included in long-term investment securities on the Company’s consolidated balance sheet.

The following table summarizes the change in carrying value associated with Level 3 financial assets for the three months ended March 31, 2009:

(in thousands)	Available-for-sale long-term investments

Balance at January 1, 2009	$7,185

Total impairment charges included in net loss	(68)
Balance at March 31, 2009	$7,117

NOTE 3 – STOCKHOLDERS' DEFICIENCY

Equity Incentive Plans

The following table summarizes stock option activity for the three months ended March 31, 2009:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2008	9,114,459	$7.19
Granted	—	—
Exercised	—	—		$—
Forfeited	(88,942)	6.38
Expired	—	—
Outstanding at March 31, 2009	9,025,517	$7.19	5.4	$12,226
Vested and expected to vest at March 31, 2009	9,000,825	$7.18	5.3	$12,226
Exercisable at March 31, 2009	8,186,154	$6.80	5.1	$12,226

Upon the exercise of stock options, the Company issues new shares. As of March 31, 2009, 3,328,833 options issued to employees and directors, and 93,000 options issued to consultants, are milestone-based, of which 3,203,833 options issued to employees and directors, and 43,000 options issued to consultants, are vested and exercisable.

Certain employees and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. The restricted stock vests primarily over a period of two to four years. The following table summarizes restricted share activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2008	3,982,572	$0.36
Granted	268,539	0.23
Vested	—	—	$—
Forfeited	(117,587)	0.49
Outstanding at March 31, 2009	4,133,524	$0.35	$578,693

Shares available for the issuance of stock options or other stock-based awards under the Company’s stock option and incentive plans were 2,471,918 shares at March 31, 2009.

Warrants

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2008	72,564	$0.01
Issued	—	—
Exercised	—	—
Canceled	—	—
Outstanding at March 31, 2009	72,564	$0.01	$9,673

Stock-Based Compensation

The Company incurred $571,000 and $737,000 of non-cash compensation expense related to equity incentive grants during the three months ended March 31, 2009 and 2008, respectively. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

There were no options granted in the three months ended March 31, 2009.

Black-Scholes Option Valuation Assumptions	Three months ended March 31,
	2009	2008
Risk-free interest rates	—	2.5%
Dividend yield	—	—
Volatility	—	65.0%
Weighted-average expected term	—	5.0 years

The weighted average grant date fair value of options granted for the three months ended March 31, 2008 was $3.10 per option. The Company used historical information to estimate forfeitures within the valuation model. As of March 31, 2009, there was $3.1 million and $0.7 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 1.9 years and 2.3 years, respectively. These amounts do not include, as of March 31, 2009, 175,000 and 1,800,000 options and restricted shares outstanding, respectively, which are milestone-based and vest upon certain corporate milestones, such as FDA approval of the Company’s drug candidates, market capitalization targets, and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs. Due to the termination of employment of the Company’s chief executive officer on April 23, 2009, the 1,800,000 milestone-based restricted shares noted above shall vest and the associated stock-based compensation will be recorded in the three months ended June 30, 2009 (see Note 8 – Subsequent Event).

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

As part of the 2008 Restructuring, on March 26, 2008, the Company notified its President, I. Craig Henderson, M.D., that the Company was terminating his employment, effective April 15, 2008. Dr. Henderson remained in his position as a member of the Company’s Board of Directors until the annual meeting in June 2008. The Company recognized a $1,569,000 credit to expense, in the three months ended March 31, 2008, related to the forfeiture of stock options and restricted stock issued to Dr. Henderson. In addition, the Company reached a mutual agreement with its Chief Accounting Officer, Mark Stier, that Mr. Stier resigned effective June 30, 2008. His responsibilities were assumed by James F. Oliviero, the Company’s current Chief Financial Officer, who was appointed Principal Financial and Accounting Officer on May 6, 2008.

The following table summarizes restructuring costs that were provided for and/or incurred by the Company during the comparable three months ended March 31, 2008:

Three months ended
(in thousands)	March 31, 2008

Research and development
Impairment of manufacturing facility	$11,037
Manufacturing facility restoration provision	2,063
Severance	624
Non-cash compensation	(1,569)
Total research and development	12,155

Selling, general and administrative
Severance	99
Total selling, general and administrative	99

Total restructuring costs	$12,254

At December 31, 2008 and March 31, 2009, there were no remaining restructuring liabilities.

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

An upfront payment of $12.0 million, which was received in October 2007, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement. The Company recorded license revenue of approximately $194,000 and $194,000 for the three months ended March 31, 2009 and 2008, respectively, and, at March 31, 2009 and December 31, 2008, has deferred revenue of approximately $10.8 million and $11.0 million, respectively, associated with this $12.0 million payment (approximately $774,000 of which has been classified as a current liability at March 31, 2009 and December 31, 2008).

An additional milestone payment of $8.0 million, for the achievement of certain milestones reached in March 2008, was received in April 2008, and is being recognized as license revenue on a straight-line basis over the life of the agreement (as discussed above). The Company recorded license revenue of approximately $133,000 and $5,000 for the three months ended March 31, 2009 and 2008, respectively, and, at March 31, 2009 and December 31, 2008, has deferred revenue of approximately $7.5 million and $7.6 million, respectively, associated with this $8.0 million payment (approximately $533,000 of which has been classified as a current liability at March 31, 2009 and December 31, 2008).

In March 2009, the Company’s Japanese partner, JT and Torii, informed the Company that they had initiated a Phase 2 clinical study of Zerenex in Japan, which triggered a $3.0 million non-refundable milestone payment, which was received by the Company in March 2009. As a result, the Company recorded license revenue of $3.0 million in accordance with its revenue recognition policy.

The Company may receive up to an additional $77.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, JT and Torii will make royalty payments to the Company on net sales of ferric citrate in Japan.

NOTE 6 – DISCONTINUED OPERATIONS

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

Summarized selected financial information for discontinued operations are as follows:

Three months ended March 31, 2008
(in thousands)

Diagnostic revenue	$—
Operating expenses:
Cost of diagnostics sold	—
Research and development	1
Selling, general and administrative	80
Total operating expenses	81
Loss from discontinued operations	$(81)

The assets and liabilities of discontinued operations are stated separately as of March 31, 2009 and December 31, 2008 on the accompanying consolidated balance sheets. The major assets and liabilities categories are as follows:

(in thousands)	March 31, 2009	December 31, 2008
Assets
Assets of discontinued operations	$—	$—

Liabilities
Accounts payable and accrued expenses	$120	$120
Liabilities of discontinued operations	$120	$120

NOTE 7 – SEGMENT INFORMATION

The Company has two reportable segments: Services and Products. The Services business provides clinical trial management and site recruitment services to other biotechnology and pharmaceutical companies. The Products business focuses on the acquisition, development and commercialization of medically important, novel pharmaceutical products for the treatment of life-threatening diseases, including renal disease and cancer, and also includes license revenue, other revenue and associated costs.

Segment information for the three month periods were as follows:

	Revenue
	Three Months Ended March 31,
(in thousands)	2009	2008

Services	$3	$—
Products	3,327	199
Total	$3,330	$199

	Operating income (loss)
	Three months ended March 31,
(in thousands)	2009	2008

Services	$3	$—
Products	341	(33,252)
Total	$344	$(33,252)

A reconciliation of the totals reported for the operating segments to the consolidated income (loss) from continuing operations is as follows:

	Income (loss) from continuing operations
	Three months ended March 31,
(in thousands)	2009	2008

Operating income (loss) of reportable segments	$344	$(33,252)
Interest and other income (expense), net	107	(1,203)
Income taxes	—	—
Consolidated income (loss) from continuing operations	$451	$(34,455)

	Assets (1)
(in thousands)	March 31, 2009	December 31, 2008

Services	$—	$—
Products	3,882	3,982
Total assets of reportable segments	3,882	3,982
Cash, cash equivalents, interest receivable and investment securities	22,563	22,652
Consolidated total assets	$26,445	$26,634

(1)	Assets for the Company’s reportable segments include fixed assets, goodwill, accounts receivable and prepaid expenses.

The carrying amount of goodwill by reportable segment as of March 31, 2009 and December 31, 2008 was as follows:

	Goodwill
(in thousands)	March 31, 2009	December 31, 2008

Services	—	—
Products	$3,208	$3,208
Total	$3,208	$3,208

NOTE 8 – SUBSEQUENT EVENT

On April 23, 2009, the Company’s Board of Directors voted to terminate the employment of Michael S. Weiss as the Company’s Chairman and Chief Executive Officer. Under the terms of Mr. Weiss’ employment agreement with the Company dated December 23, 2002, as amended on December 26, 2008 (the “Employment Agreement”), he will remain an employee of the Company for a period of 90 days; however, during such notice period, he will not serve as the Company’s Chairman and Chief Executive Officer.

The Employment Agreement provides that Mr. Weiss will be entitled to receive as severance (i) a lump-sum payment equal to one year's base salary, payable after a six-month delay, as required under Section 409A of the tax code, (ii) payment of his salary during the 90 days following formal notice of termination of employment, and (iii) a pro rata bonus for the year of termination, determined with respect to the amount to which Mr. Weiss would have been entitled for the year of termination (based upon the achievement of corporate goals and objectives) if he had remained employed throughout the calendar year, payable at the time bonuses are paid to other executives. In addition, under the terms of the Employment Agreement, all of Mr. Weiss’ outstanding stock options and shares of restricted stock will vest, and all stock options will remain exercisable for two years following termination. In the second quarter of 2009, the Company will record approximately $541,000 of expense, in other selling, general and administrative expenses, associated with the cash severance and salary during the notice period (excluding a pro rata bonus, if any, which is not determinable at this time), and approximately $660,000 in non-cash compensation expense (selling, general and administrative) associated with the vesting and extended time-to-exercise of Mr. Weiss’ outstanding stock options and shares of restricted stock.

On April 23, 2009, Michael P. Tarnok was appointed Interim Chairman and Chief Executive Officer of the Company.  Mr. Tarnok has served on the Company’s Board of Directors since September 2007.

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

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important, novel pharmaceutical products for the treatment of life-threatening diseases, including renal disease and cancer. We are developing Zerenex™ (ferric citrate), an oral, iron-based compound that has the capacity to bind to phosphate and form non-absorbable complexes. Zerenex has recently completed a Phase 2 clinical program as a treatment for hyperphosphatemia (elevated phosphate levels) in patients with end-stage renal disease, or ESRD. We are also developing KRX-0401 (perifosine), a novel, potentially first-in-class, oral anti-cancer agent that modulates Akt, a protein in the body associated with tumor survival and growth. KRX-0401 also modulates a number of other key signal transduction pathways, including the JNK and MAPK pathways, which are pathways associated with programmed cell death, cell growth, cell differentiation and cell survival. KRX-0401 is currently in Phase 2 clinical development for multiple tumor types. We also actively engage in business development activities that include seeking strategic relationships for our product candidates and for our company, as well as evaluating compounds and companies for in-licensing or acquisition. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates. We have generated, and expect to continue to generate, revenue from the licensing of rights to Zerenex in Japan to our Japanese partner, Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”).

The table below summarizes the status of our product pipeline.

Product candidate	Target indication	Development status
Zerenex™ (ferric citrate)	Hyperphosphatemia in patients with end-stage renal disease	Phase 2
KRX-0401 (perifosine)	Multiple forms of cancer	Phase 2

In March 2009, our Japanese partner, JT and Torii, informed us that they had initiated a Phase 2 clinical study of Zerenex in Japan, which triggered a $3.0 million non-refundable milestone payment which was received by us in March 2009.

General Corporate

On April 23, 2009, our Board of Directors voted to terminate the employment of Michael S. Weiss as our Chairman and Chief Executive Officer. Under the terms of Mr. Weiss’ employment agreement with us dated December 23, 2002, as amended on December 26, 2008 (the “Employment Agreement”), he will remain an employee for a period of 90 days; however, during such notice period, he will not serve as our Chairman and Chief Executive Officer.

The Employment Agreement provides that Mr. Weiss will be entitled to receive as severance (i) a lump-sum payment equal to one year's base salary, payable after a six-month delay, as required under Section 409A of the tax code, (ii) payment of his salary during the 90 days following formal notice of termination of employment, and (iii) a pro rata bonus for the year of termination, determined with respect to the amount to which Mr. Weiss would have been entitled for the year of termination (based upon the achievement of corporate goals and objectives) if he had remained employed throughout the calendar year, payable at the time bonuses are paid to other executives. In addition, under the terms of Employment Agreement, all of Mr. Weiss’ outstanding stock options and shares of restricted stock will vest, and all stock options will remain exercisable for two years following termination. In the second quarter of 2009, we will record approximately $541,000 of expense, in other selling, general and administrative expenses, associated with the cash severance and salary during the notice period (excluding a pro rata bonus, if any, which is not determinable at this time), and approximately $660,000 in non-cash compensation expense (selling, general and administrative) associated with the vesting and extended time-to-exercise of Mr. Weiss’ outstanding stock options and shares of restricted stock.

On April 23, 2009, Michael P. Tarnok was appointed our Interim Chairman and Chief Executive Officer. Mr. Tarnok has served on our Board of Directors since September 2007.

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

Our license revenues currently consist of license fees and milestone payments arising from our agreement with JT and Torii. We recognize upfront license fee revenues ratably over the estimated period which we will have certain ongoing responsibilities under the sublicense agreement, with unamortized amounts recorded as deferred revenue. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract as we complete our performance obligations.

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

Our results of operations include non-cash compensation expense as a result of the grants of stock options, restricted stock and warrants. Compensation expense for awards of options and restricted stock granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual awards. The expense is included in the respective categories of expense in the consolidated statements of operations. We expect to continue to incur significant non-cash compensation as a result of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which we adopted on January 1, 2006. For awards of options and warrants to consultants and other third-parties, compensation expense is determined at the “measurement date,” in accordance with the fair value method prescribed by the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”). The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date. In addition, because some of the options and restricted stock issued to employees, consultants and other third-parties vest upon the achievement of certain milestones, the total expense is uncertain.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2009 and March 31, 2008

License Revenue. License revenue increased by $3,128,000 to $3,327,000 for the three months ended March 31, 2009, as compared to $199,000 for the three months ended March 31, 2008. During the three months ended March 31, 2009, we recognized $3.0 million in license revenue from a milestone received from JT and Torii due to their initiation of a Phase 2 clinical study of Zerenex in Japan. For the comparable period, license revenue is related to the amortization of a portion of the license fees of $12.0 million and milestone payments of $8.0 associated with our sublicense agreement with JT and Torii. Such amounts were recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement.

Service Revenue. Service revenue increased by $3,000 to $3,000 for the three months ended March 31, 2009, as compared to no service revenue for the three months ended March 31, 2008. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2009.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $1,181,000 to $201,000 for the three months ended March 31, 2009, as compared to a credit of $980,000 for the three months ended March 31, 2008. Non-cash compensation expense in the three months ended March 31, 2008 included a $1,233,000 credit to expense related to stock options and restricted stock issued to our former President, who was terminated as part of the 2008 Restructuring.

Other Research and Development Expenses. Other research and development expenses decreased by $29,453,000 to $1,374,000 for the three months ended March 31, 2009, as compared to $30,827,000 for the three months ended March 31, 2008. The decrease in other research and development expenses was due primarily to a $25,894,000 million reduction in expenses related to the cessation of the development of Sulonex in March 2008. Included in the research and development expenses related to Sulonex for the three months ended March 31, 2008 are an $11,037,000 impairment charge related to the write-down of the assets of the Sulonex manufacturing suite to their fair value following the cessation of our development of Sulonex, and a $2,063,000 expense for costs relating to the required restoration of the leased manufacturing facility to its original condition. For more information regarding these expenses please see “Note 4 - Restructuring” above. In addition to the $25,894,000 decrease in other research and development expenses related to Sulonex discussed above, there were decreases of $2,671,000, and $344,000 in expenses related to KRX-0401 and Zerenex, respectively, primarily due to reductions in headcount and other expenses related to these development programs.  We expect our other research and development costs to increase for the remainder of 2009 due to our preparation for a Phase 3 clinical program for one of our drug candidates.

Non-Cash Compensation Expense (Selling, General and Administrative). Non-cash compensation expense (selling, general and administrative) related to equity incentive grants decreased by $1,347,000 to $370,000 for the three months ended March 31, 2009, as compared to an expense of $1,717,000 for the three months ended March 31, 2008. The decrease was primarily due to a $1,157,000 decrease in non-cash compensation expense associated with the completion of vesting of options previously granted to our former chief executive officer. We expect our non-cash compensation expense (selling, general and administrative) to increase in the second quarter due to approximately $660,000 of non-cash expense related to the termination of our chief executive officer on April 23, 2009.

Other Selling General and Administrative Expenses. Other selling, general and administrative expenses decreased by $846,000 to $1,041,000 for the three months ended March 31, 2009, as compared to an expense of $1,887,000 for the three months ended March 31, 2008. The decrease was primarily related to a reduction of expenses as a result of the 2008 Restructuring. We expect our other selling, general and administrative costs to increase in the second quarter due to approximately $541,000 of expense for severance and notice pay related to the termination of our chief executive officer on April 23, 2009 (excluding a pro rata bonus, if any, which is not determinable at this time).

Interest and Other Income (Expense), Net. Interest and other income (expense), net, increased by $1,310,000 to income of $107,000 for the three months ended March 31, 2009, as compared to an expense of $1,203,000 for the three months ended March 31, 2008. For the three months ended March 31, 2009 and 2008, we recorded an impairment charge of $68,000 and $1,811,000, respectively, related to our investments in auction rate securities. The increase in interest and other income (expense) was primarily due to a reduced impairment charge associated with our auction rate securities during the current period as compared to the comparable period last year, offset by a lower level of invested funds as compared to the comparable period last year.

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

As of March 31, 2009, we had $15,446,000 in cash, cash equivalents, interest receivable, and short-term investment securities, a decrease of $21,000 from December 31, 2008. In addition, at March 31, 2009, we had $7,117,000 in non-current auction rate securities, as discussed below. Cash used in operating activities in continuing operations for the three months ended March 31, 2009 was $46,000, as compared to $23.6 million for the three months ended March 31, 2008. This decrease was due primarily to the cessation of the Sulonex program in March 2008 and the 2008 Restructuring, partially offset by a $3.0 million non-refundable milestone payment from JT and Torii associated with the initiation of a Phase 2 trial for Zerenex in Japan.

For the three months ended March 31, 2009, net cash used in investing activities of $1,000 was primarily the result of the investment in short-term securities in our investment portfolio. For the three months ended March 31, 2009, there was no net cash provided by financing activities.

As of March 31, 2009, $7.1 million of our investment securities were auction rate securities and represent interests in student loan-backed securities. The auction rate securities are recorded at their fair value and classified as long-term investments. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically allowed existing investors either to rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. This auction process has historically provided a liquid market for these securities; however, the uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While all but one of these investments were rated A or higher at March 31, 2009, we are uncertain as to when, or if, the liquidity issues relating to these investments will improve. We assessed the fair value of our auction rate securities portfolio. As a result of this valuation process, we recorded impairment charges totaling $0.1 and $1.8 million during the three months ended March 31, 2009 and 2008, respectively, for other-than-temporary declines in the value of our auction rate securities. These other-than-temporary impairment charges were included in interest and other income (expense), net. The estimated fair value of our remaining auction rate securities is $7.1 million at March 31, 2009.

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

We have incurred substantial operating losses since our inception and, except for the three months ended March 31, 2009, expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2009, we have an accumulated deficit of $331.5 million and a deficiency in equity of $0.5 million. We are dependent upon significant financing to provide the working capital necessary to execute our business plan. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates, if approved. We currently anticipate that our cash, cash equivalents and investment securities as of March 31, 2009 are sufficient to meet our anticipated working capital needs and fund our business plan into the first quarter of 2010. However, if we are not able to receive proceeds from some portion of our auction rate securities by the first quarter of 2010, we may not have the ability to continue as a going concern for any significant period beyond that point. The actual amount of funds that we will need to operate is subject to many factors, including the timing, design and conduct of clinical trials for our drug candidates. We are evaluating market conditions to determine the appropriate timing and extent to which we will seek to obtain additional debt, equity or other type of financing. If we determine that it is necessary to seek additional funding, there can be no assurance that we will be able to obtain any such funding on terms that are acceptable to us, if at all.

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

Revenue Recognition. We recognize license revenue consistent with the provisions of Staff Accounting Bulletin (“SAB”) No. 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

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

Accounting Related to Goodwill. As of March 31, 2009, there was approximately $3.2 million of goodwill on our consolidated balance sheet. SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires goodwill be tested using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

We had entered into a relationship with SPL, a U.S.-based contract manufacturer, for Sulonex to build a larger scale manufacturing suite within their current facility, which they would operate on our behalf. We spent approximately $11.3 million in capital expenditures building the suite. In accordance with the guidance in SFAS No. 144, with the cessation of our development of Sulonex in March 2008, we recognized an impairment charge of $11.0 million, which is included in other research and development expenses in the three months ended March 31, 2009, to write the assets down to their fair value of $300,000, the amount for which the assets were sold during the three months ended June 30, 2008.

Impairment of Investment Securities. As of March 31, 2009, $7.1 million of our investment securities were auction rate securities and represent interests in student loan-backed securities. The auction rate securities are recorded at their fair value and classified as long-term investments. The uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While all but one of these investments were rated A or higher at March 31, 2009, we are uncertain as to when, or if, the liquidity issues relating to these investments will improve. We assessed the fair value of our auction rate securities portfolio. As a result of this valuation process, as described below, we recorded impairment charges totaling $0.1 million and $1.8 million during the three months ended March 31, 2009 and 2008, respectively, for other-than-temporary declines in the value of our auction rate securities. These other-than-temporary impairment charges were included in interest and other income (expense), net.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt and auction rate securities in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of March 31, 2009, our portfolio of financial instruments consists of cash equivalents and short-term and long-term interest bearing securities, including money market funds, government debt and auction rate securities. The average duration to maturity of all of our held-to-maturity investments held as of March 31, 2009, was less than 12 months. Due to the short-term nature of our money market funds and held-to-maturity investments, we believe we have no material exposure to interest rate risk, and/or credit risk, arising from our money market funds and held-to-maturity investments.

As of March 31, 2009, $7.1 million of our investment securities were auction rate securities and represent interests in student loan-backed securities. The auction rate securities are recorded at their fair value and classified as long-term investments. The uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While all but one of these investments were rated A or higher at March 31, 2009, we are uncertain as to when, or if, the liquidity issues relating to these investments will improve. We will continue to attempt to sell our auction rate securities until the auctions are successful. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any credit rating downgrades on the auction rate securities in our portfolio, we may incur additional impairment charges with respect to our auction rate securities portfolio, which could negatively affect our financial condition, cash flow and reported earnings. We continue to monitor the fair value of our auction rate securities and relevant market conditions and will recognize additional impairment charges if future circumstances warrant such charges.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are presently engaged in an arbitration proceeding with ICON Central Laboratories (“ICON”), the central laboratory we used for the clinical development of Sulonex, concerning certain fees related mainly to the provision of storage services pursuant to a series of service agreements. In March 2008, we terminated the agreements.  ICON is claiming that we owe it $816,647 in unpaid invoices, much of which is made up of charges for annual storage fees. It is our position that we should not have to pay for storage fees incurred after the effective date of the termination of the agreements, and we intend to vigorously defend this proceeding on this basis, and have asserted a counterclaim for a refund of the unused portions of the annual storage fees already paid to ICON.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2009, we had an accumulated deficit of approximately $331.5 million and a deficiency in equity of $0.5 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

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

Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our drug candidates. In addition, our contract manufacturers will be subject to ongoing periodic and unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with current Good Manufacturing Practices, as well as other governmental regulations and corresponding foreign standards. The same issues apply to contract analytical services which we use for testing of our products. We will not have control over, other than by contract and periodic oversight, third-party manufacturers' compliance with these regulations and standards. We are currently developing analytical tools for ferric citrate active pharmaceutical ingredient and drug product testing. Failure to develop effective analytical tools could result in regulatory or technical delay or could jeopardize our ability to begin Phase 3 clinical trials and/or obtain FDA approval. Switching or engaging multiple third-party contractors to produce our products may be difficult because the number of potential manufacturers may be limited and the process by which multiple manufacturers make the drug substance must be identical at each manufacturing facility. It may be difficult for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. For Zerenex, we currently rely on a sole source of ferric citrate active pharmaceutical ingredient. The loss of this sole source of supply would result in significant additional costs and delays in our development program. Moreover, if we need to change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA and foreign regulations and standards.

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

The drugs that we are attempting to develop will have to compete with existing therapies. For example, Zerenex, if approved in the United States, would compete with other FDA approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation, PhosLo® (calcium acetate), marketed by Fresenius Medical Care, and Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. A generic formulation of PhosLo® manufactured by Roxane Laboratories, Inc. was launched in the United States in October 2008. KRX-0401 (perifosine), if approved in the United States would compete with other anti-cancer agents, such as mTOR inhibitors. Wyeth Corp., Novartis AG and Ariad Pharmaceuticals are developing mTOR inhibitors for use in cancer and Wyeth’s mTOR inhibitor, temsirolimus, and Novartis’ mTOR inhibitor, everolimus, have been approved to treat patients with advanced kidney disease. Biotechnology companies such as Amgen Inc., Biogen-Idec, Inc., ImClone Systems, Inc. (a wholly-owned subsidiary of Eli Lilly and Company), Millennium Pharmaceuticals, Inc., Onyx Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc. and Vertex Pharmaceuticals, Inc. are developing and, in some cases, marketing drugs to treat various diseases, including cancer, by inhibiting cell-signaling pathways. In addition, we are aware of a number of small and large companies developing competitive products that target the Akt pathway.

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

As of May 5, 2009, we had 15 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, our ability to continue to execute on our business plan could be materially impaired.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 15 full and part-time employees as of May 5, 2009. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our current cash, cash equivalents and investment securities may not be adequate to support our operations for the length of time that we have estimated.

We currently anticipate that our cash, cash equivalents and investment securities as of March 31, 2009, exclusive of our holdings in auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan into the first quarter of 2010. However, if we are not able to receive proceeds from some portion of our auction rate securities by the first quarter of 2010, we may not have the ability to continue as a going concern for any significant period beyond that point. We are evaluating market conditions to determine the appropriate timing and extent to which we will seek to obtain additional debt, equity or other type of financing. If we determine that it is necessary to seek additional funding, there can be no assurance that we will be able to obtain any such funding on terms that are acceptable to us, if at all.

In addition, the report of our independent registered public accounting firm covering our 2008 Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2008, contains an explanatory paragraph that makes reference to uncertainty about our ability to continue as a going concern. Future reports may continue to contain this explanatory paragraph. Our forecast of the period of time through which our cash, cash equivalents and investment securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:

●
Our composition of matter patent covering KRX-0401 (perifosine) expires in 2013 and we cannot assure you that we can obtain an extension to 2018 (the maximum term of extension under the patent term restoration program). We do not hold a composition of matter patent covering Zerenex. Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. Upon expiration of our composition of matter patent for KRX-0401, or for Zerenex, where we do not have a composition of matter patent, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any method of use patents that we may hold.

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

On March 3, 2009, we received notice from The NASDAQ Stock Market indicating that we had failed to regain compliance with NASDAQ Marketplace Rule 4310(c)(3). Therefore, The NASDAQ Stock Market determined to delist our common stock from the NASDAQ Capital Market unless we appealed the delisting determination to a hearing. On March 9, 2009, we requested a hearing to appeal the determination of The NASDAQ Stock Market to delist our common stock to a NASDAQ Listings Qualification Panel (“Panel”), which automatically stayed the delisting of our common stock pending issuance of the Panel's decision. The hearing took place on April 30, 2009, however, we have not received the Panel’s decision. At the Panel hearing, we asked the Panel to provide us with additional time to regain compliance with NASDAQ Marketplace Rule 4310(c)(3). There can be no assurance that such a request will be granted or that the Panel will permit us to continue to list our common stock on the NASDAQ Capital Market, or that in the future we will meet the listing requirements of the NASDAQ Capital Market, including, without limitation, bid price, stockholders’ equity and/or market value of listed securities minimum requirements. Additionally, our efforts to continue to meet the listing requirements may be limited by current market conditions, including volatility in the market.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: May 13, 2009	By:	/s/ James F. Oliviero
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009.