Form 10-Q
period 2009-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2009-08-12
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐ No ☒

There were 47,838,960 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 7, 2009.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

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

•
expectations for the development, manufacturing, regulatory approval, and commercialization of KRX-0401 (perifosine), ZerenexTM (ferric citrate), and our additional product candidates or any other products we may acquire or in-license;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.
Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008

(in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,414	$13,143
Short-term investment securities	—	2,299
Interest receivable	4	25
Other current assets	222	508
Total current assets	13,640	15,975
Long-term investment securities	7,117	7,185
Property, plant and equipment, net	137	182
Goodwill	3,208	3,208
Other assets, net	62	84
Total assets	$24,164	$26,634

Liabilities and stockholders’ equity (deficiency)
Current liabilities:
Accounts payable and accrued expenses	$4,152	$4,613
Accrued compensation and related liabilities	714	496
Current portion of deferred revenue	156	1,464
Liabilities of discontinued operations	—	120
Total current liabilities	5,022	6,693
Deferred revenue, net of current portion	—	17,308
Contingent equity rights	4,004	4,004
Other liabilities	84	118
Total liabilities	9,110	28,123
Commitments and contingencies
Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (95,000,000 shares authorized, 47,908,908 and 47,729,507 shares issued, 47,828,960 and 47,649,559 shares outstanding at June 30, 2009 and December 31, 2008, respectively)	48	48
Additional paid-in capital	332,698	330,738
Treasury stock, at cost, 79,948 shares at June 30, 2009 and December 31, 2008, respectively	(357)	(357)
Accumulated deficit	(317,335)	(331,918)
Total stockholders’ equity (deficiency)	15,054	(1,489)
Total liabilities and stockholders’ equity (deficiency)	$24,164	$26,634

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Operations
for the three and six months ended June 30, 2009 and 2008 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue:
License revenue	$18,289	$327	$21,616	$526
Service revenue	—	62	3	62
Other revenue	75	—	75	—
Total revenue	18,364	389	21,694	588

Operating expenses:
Cost of services	—	14	—	14

Research and development:
Non-cash compensation	361	251	562	(729)
Other research and development	1,456	4,242	2,830	35,069
Total research and development	1,817	4,493	3,392	34,340

Selling, general and administrative:
Non-cash compensation	1,028	1,767	1,398	3,484
Other selling, general and administrative	1,528	2,078	2,569	3,965
Total selling, general and administrative	2,556	3,845	3,967	7,449

Total operating expenses	4,373	8,352	7,359	41,803

Operating income (loss)	13,991	(7,963)	14,335	(41,215)

Interest and other income (expense), net	141	274	248	(929)
Income (loss) from continuing operations before income taxes	14,132	(7,689)	14,583	(42,144)

Income taxes	—	—	—	—
Income (loss) from continuing operations	14,132	(7,689)	14,583	(42,144)

Loss from discontinued operations	—	(8)	—	(89)
Net income (loss)	$14,132	$(7,697)	$14,583	$(42,233)

Basic net income (loss) per common share:
Continuing operations	$0.30	$(0.17)	$0.30	$(0.96)
Discontinued operations	—	(— )*	—	(— )*
Basic net income (loss) per common share	$0.30	$(0.17)	$0.30	$(0.96)

Diluted net income (loss) per common share:
Continuing operations	$0.29	$(0.17)	$0.30	$(0.96)
Discontinued operations	—	(— )*	—	(— )*
Diluted net income (loss) per common share	$0.29	$(0.17)	$0.30	$(0.96)

Weighted average shares used in computing basic net income (loss) per common share	47,855,425	44,095,873	47,854,664	43,906,974
Weighted average shares used in computing diluted net income (loss) per common share	48,189,552	44,095,873	48,149,600	43,906,974

* Amount less than one cent.
The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
for the six months ended June 30, 2009 (Unaudited)

(in thousands, except share amounts)

	Common stock			Additional paid-in
	Shares	Amount		capital

Balance at December 31, 2008	47,729,507	$48		$330,738
Changes during the period:
Issuance of restricted stock	478,539	—	*	—
Forfeiture of restricted stock	(299,138)	(—	)*	—
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		1,960
Net income	—	—		—
Balance at June 30, 2009	47,908,908	$48		$332,698

	Treasury stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at December 31, 2008	79,948	$(357)	$(331,918)	$(1,489)
Changes during the period:
Issuance of restricted stock	—	—	—	—	*
Forfeiture of restricted stock	—	—	—	(—	)*
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—	—	1,960
Net income	—	—	14,583	14,583
Balance at June 30, 2009	79,948	$(357)	$(317,335)	$15,054

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows
for the six months ended June 30, 2009 and 2008 (Unaudited)

(in thousands)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$14,583	$(42,233)
Loss from discontinued operations	—	(89)
Net income (loss) from continuing operations	14,583	(42,144)
Adjustments to reconcile income (loss) from continuing operations to cash flows used in operating activities in continuing operations:
Stock compensation expense	1,960	2,755
Depreciation and amortization	49	66
Impairment of investment securities	68	1,875
Other impairment charges	—	11,037
Changes in assets and liabilities, net of effects of acquisitions:
Decrease in other current assets	286	129
Decrease in accrued interest receivable	21	184
Decrease in security deposits	—	242
Decrease in other assets	22	—
Decrease in accounts payable and accrued expenses	(581)	(9,109)
Increase (decrease) increase in accrued compensation and related liabilities	218	(390)
Decrease in other liabilities	(34)	(46)
(Decrease) increase in deferred revenue	(18,616)	7,412
Net cash used in operating activities in continuing operations	(2,024)	(27,989)
Net cash used in operating activities in discontinued operations	—	(107)
Net cash used in operating activities	(2,024)	(28,096)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(4)	(163)
Investment in held-to-maturity short-term securities	(1)	(32)
Proceeds from maturity of held-to-maturity short-term securities	2,300	12,842
Investment in available-for-sale short-term securities	—	(12,000)
Proceeds from sale of available-for-sale short-term securities	—	22,200
Investment in held-to-maturity long-term securities	—	(1)
Net cash provided by investing activities	2,295	22,846

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of options and warrants	$—	$222
Net cash provided by financing activities	—	222

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	271	(5,028)

Cash and cash equivalents at beginning of period	13,143	19,065

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,414	$14,037

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Notes to Consolidated Financial Statements (unaudited)

NOTE 1 - GENERAL

Basis of Presentation

Keryx Biopharmaceuticals, Inc. and subsidiaries (“Keryx” or the “Company”) is a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of life-threatening diseases, including renal disease and cancer. Most of the Company's biopharmaceutical development and substantially all of its administrative operations during the three and six months ending June 30, 2009 and 2008 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has incurred substantial operating losses since its inception and, except for the three and six months ended June 30, 2009, expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2009, the Company has an accumulated deficit of $317.3 million. The Company is dependent upon significant financing to provide the working capital necessary to execute its business plan. The Company has not yet commercialized any of its drug candidates and cannot be sure if it will ever be able to do so. Even if the Company commercializes one or more of its drug candidates, the Company may not become profitable. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its drug candidates alone or in partnership. The Company may continue to incur substantial operating losses even if it begins to generate revenues from its drug candidates, if approved. The Company currently anticipates that its cash, cash equivalents and investment securities as of June 30, 2009, with the additional $3.5 million of settlement proceeds from Alfa Wassermann S.p.A (see Note 8), but exclusive of its holdings in auction rate securities, are sufficient to meet the Company’s anticipated working capital needs and fund its business plan through the end of the second quarter of 2010. However, if the Company is not able to receive proceeds from some portion of its auction rate securities by the third quarter of 2010, the Company may not have the ability to continue as a going concern for any significant period beyond that point. The actual amount of funds that the Company will need to operate is subject to many factors, including the timing, design and conduct of clinical trials for the Company’s drug candidates. The Company is evaluating market conditions to determine the appropriate timing and extent to which it will seek to obtain additional debt, equity or other type of financing. If the Company determines that it is necessary to seek additional funding, there can be no assurance that it will be able to obtain any such funding on terms that are acceptable to the Company, if at all.

The accompanying financial statements have been prepared assuming that the Company continues as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The factors discussed above, taken together with the Company’s limited cash, cash equivalents, and illiquid investments in auction rate securities raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

In addition to the Company’s restructuring efforts in March 2008 (see Note 4 - Restructuring), in an ongoing effort to further reduce costs, there have been additional staff reductions through June 30, 2009. As of June 30, 2009, the Company had 15 full and part-time employees.

The Company’s common stock is listed on the NASDAQ Capital Market and trades under the symbol “KERX.” On June 17, 2009, the Company issued a press release announcing that the Company received a letter from The NASDAQ Stock Market confirming that it had regained compliance with the minimum bid price requirement for continued listing on The NASDAQ Capital Market under Listing Rule 5550(a)(2). The Company also received a letter from the NASDAQ Listing Qualifications Hearings Panel (the “Panel”) confirming that it had demonstrated a market value of listed securities over the required minimum of $35 million for 10 consecutive trading days, for continued listing on The NASDAQ Capital Market under Listing Rule 5550(b)(2), and that the Panel had determined to continue the listing of the Company’s securities on The NASDAQ Stock Market.

Changes in Company Management

On April 23, 2009, the Company’s Board of Directors voted to terminate the employment of Michael S. Weiss as the Company’s Chairman and Chief Executive Officer. Under the terms of Mr. Weiss’ employment agreement with the Company dated December 23, 2002, as amended on December 26, 2008 (the “Employment Agreement”), he remained an employee of the Company for a period of 90 days; however, during such notice period, he did not serve as the Company’s Chairman and Chief Executive Officer.

The Employment Agreement provided that Mr. Weiss was entitled to receive as severance (i) a lump-sum payment equal to one year's base salary, payable after a six-month delay, as required under Section 409A of the tax code, (ii) payment of his salary during the 90 days following formal notice of termination of employment, and (iii) a pro rata bonus for the year of termination, determined with respect to the amount to which Mr. Weiss would have been entitled for the year of termination (based upon the achievement of corporate goals and objectives) if he had remained employed throughout the calendar year, payable at the time bonuses are paid to other executives. In addition, under the terms of the Employment Agreement, all of Mr. Weiss’ outstanding stock options and shares of restricted stock vested, and all stock options will remain exercisable for two years following termination. In the second quarter of 2009, the Company recorded approximately $551,000 of expense, in other selling, general and administrative expenses, associated with the cash severance and salary during the notice period (excluding a pro rata bonus, if any, which is not determinable at this time), and approximately $660,000 in non-cash compensation expense (selling, general and administrative) associated with the equity modifications of Mr. Weiss’ outstanding stock options and shares of restricted stock.

On April 23, 2009, Michael P. Tarnok, who has served on the Company’s Board of Directors since September 2007, was appointed Interim Chairman and Chief Executive Officer of the Company.

On May 20, 2009, the Company announced that it appointed Ron Bentsur as Chief Executive Officer of the Company. The terms of Mr. Bentsur’s employment are being finalized and will be set forth in an employment agreement with the Company.  As an inducement to his employment, on May 20, 2009, the Company granted Mr. Bentsur options to purchase 600,000 shares of Company common stock, at an exercise price equal to the fair market value of the stock as of the date of grant.  The options will vest in equal annual installments over a four-year period or upon an earlier change in control of the Company.  The options were granted as an inducement award and were not issued under the Company’s 2007 Incentive Plan. As of June 30, 2009, there are no unrecorded obligations that would have been recorded in the three or six months ended June 30, 2009, related to the employment agreement.

On June 16, 2009, Ron Bentsur was appointed to the Board of Directors of the Company by unanimous vote of the Board of Directors, and Michael P. Tarnok was appointed Chairman of the Board by unanimous vote of the Board of Directors.

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

The following table summarizes the Company’s investment securities at June 30, 2009 and December 31, 2008:

(in thousands)	June 30, 2009	December 31, 2008

Short-term investment securities:
Obligations of domestic governmental agencies (matured May 2009) (held-to-maturity)	$—	$2,299

Long-term investment securities:
Auction rate securities (mature between 2037 and 2047) (available-for-sale) ($10.0 million par value)	$7,117	$7,185

Revenue Recognition

The Company recognizes license revenue consistent with the provisions of Staff Accounting Bulletin (“SAB”) No. 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company analyzes each element of its licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payment to the Company of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. The Company recognizes revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. The Company recognizes milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, the Company defers the milestone payment and recognizes it as revenue over the estimated period of performance under the contract (see Note 5).

Service revenue consists of clinical trial management and site recruitment services. Revenues generated from providing clinical trial management and site recruitment services are recognized at the time such services are provided. Deferred revenue is incurred when the Company receives a deposit or prepayment for services to be performed at a later date.

Other revenue consists of fees and payments arising from technology transfer, termination and settlement agreements related to the Company’s prior license agreements. Other revenues are recognized at the time such fees and payments are earned.

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

Income Taxes

As of June 30, 2009, the Company has U.S. net operating loss carryforwards of approximately $276 million which expire from 2019 through 2028. The Company has established a valuation allowance against its net deferred tax assets due to the Company’s history of pre-tax losses and the resulting likelihood that the deferred tax assets are not realizable. Due to the Company’s various equity transactions, the utilization of certain tax loss carryforwards could be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provision.

The Company has not recorded any income tax provision for the three and six months ended June 30, 2009, since pursuant to the provisions of SFAS 109, “Accounting for Income Taxes,” the Company has estimated that its estimated annual effective income tax rate will be zero.

The Company is not aware of any FIN 48 tax liabilities which would impact the financial statements.

Basic and Diluted Net Income (Loss) per Common Share

The Company follows the provisions of SFAS 128, “Earnings per Share.” Basic net income or loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, under SFAS No. 123R, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for the three and six months ended June 30, 2008 because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	June 30, 2009	March 31, 2009

Stock options	365,652	305,652
Warrants	72,564	72,564
Total	438,216	378,216

Basic and diluted net income (loss) per share were determined as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2009	2008	2009	2008
Basic:
Income (loss) from continuing operations	$14,132	$(7,689)	$14,583	$(42,144)
Loss from discontinued operations	—	(8)	—	(89)
Net income (loss)	$14,132	$(7,697)	$14,583	$(42,233)
Weighted average shares outstanding	47,855,425	44,095,873	47.854.664	43,906,974
Basic net income (loss) per common share:
Continuing operations	$0.30	$(0.17)	$0.30	$(0.96)
Discontinued operations	—	(— )*	—	(— )*
Basic net income (loss) per common share	$0.30	$(0.17)	$0.30	$(0.96)
Diluted:
Income (loss) from continuing operations	$14,132	$(7,689)	$14,583	$(42,144)
Loss from discontinued operations	—	(8)	—	(89)
Net income (loss)	$14,132	$(7,697)	$14,583	$(42,233)
Weighted average shares outstanding	47,855,425	44,095,873	47,854,664	43,906,974
Effect of dilutive options and warrants	334,127	—	294,936	—
Weighted average shares outstanding assuming dilution	48,189,552	44,095,873	48,149,600	43,906,974
Diluted net income (loss) per common share:
Continuing operations	$0.29	$(0.17)	$0.30	$(0.96)
Discontinued operations	—	(— )*	—	(— )*
Diluted net income (loss) per common share	$0.29	$(0.17)	$0.30	$(0.96)

The Company did not include the securities in the following table in the computation of diluted net income (loss) per common share because the securities were anti-dilutive during the corresponding period:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Stock options	9,259,472	9,524,640	9,319,472	9,524,640
Warrants	—	321,976	—	321,976
Total	9,259,472	9,846,616	9,319,472	9,846,616

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

Subsequent Events

The Company has performed a review of events subsequent to the balance sheet date through August 11, 2009, the date the financial statements were available for issuance.

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

As of June 30, 2009, $7.1 million of the Company’s investment securities were auction rate securities and represent interests in student loan-backed securities. The auction rate securities are recorded at their fair value and classified as long-term investments. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically allowed existing investors either to rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. This auction process has historically provided a liquid market for these securities; however, the uncertainties in the credit markets have affected all of the Company’s holdings in auction rate securities. Since February 2008, the auctions for the auction rate securities held by the Company have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While all but one of these investments were rated A or higher at June 30, 2009, the Company is uncertain as to when, or if, the liquidity issues relating to these investments will improve. The Company assessed the fair value of its auction rate securities portfolio. As a result of this valuation process, as described below, the Company recorded impairment charges totaling $0 and $0.1 million during the three months ended June 30, 2009 and 2008, respectively, and $0.1 and $1.9 million during the six months ended June 30, 2009 and 2008, respectively, for other-than-temporary declines in the value of its auction rate securities. These other-than-temporary impairment charges were included in interest and other income (expense), net. The estimated fair value of the Company’s remaining auction rate securities is $7.1 million at June 30, 2009.

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

The following table provides the fair value measurements of applicable Company financial assets according to the fair value levels defined by SFAS No. 157 as of June 30, 2009:

	Financial assets at fair value as of June 30, 2009
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$13,414	$—	$—
Auction rate securities (2)	—	—	7,117
Total	$13,414	$—	$7,117

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Included in long-term investment securities on the Company’s consolidated balance sheet.

The following table summarizes the change in carrying value associated with Level 3 financial assets for the six months ended June 30, 2009:

(in thousands)	Available-for-sale long-term investments

Balance at January 1, 2009	$7,185

Total impairment charges included in net loss	(68)
Balance at June 30, 2009	$7,117

NOTE 3 – STOCKHOLDERS' EQUITY

Equity Incentive Plans

The following table summarizes stock option activity for the six months ended June 30, 2009:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2008	9,114,459	$7.19
Granted	640,000	0.39	4.8
Exercised	—	—		$—
Forfeited	(112,597)	7.26
Expired	(16,738)	12.55
Outstanding at June 30, 2009	9,625,124	$6.72	3.7	$599,722
Vested and expected to vest at June 30, 2009	9,589,409	$6.73	3.6	$588,667
Exercisable at June 30, 2009	8,467,809	$6.86	3.0	$269,722

Upon the exercise of stock options, the Company issues new shares. As of June 30, 2009, 3,328,833 options issued to employees and directors, and 93,000 options issued to consultants, are milestone-based, of which 3,203,833 options issued to employees and directors, and 43,000 options issued to consultants, are vested and exercisable.

On May 20, 2009, the Company granted Ron Bentsur options to purchase 600,000 shares of Company common stock at an exercise price of $0.35, the fair market value of the stock on the date of grant. The options will vest in equal annual installments over a four-year period or upon an earlier change in control of the Company. The options were granted as an inducement award and were not issued under the Company’s 2007 Incentive Plan.

Certain employees, directors and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. Generally, the restricted stock vests over a period of two to four years. The following table summarizes restricted share activity for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2008	3,982,572	$0.36
Granted	478,539	0.43
Vested	(2,700,567)	0.30	$1,307,712
Forfeited	(299,138)	0.32
Outstanding at June 30, 2009	1,461,406	$0.50	$1,315,265

Shares available for the issuance of stock options or other stock-based awards under the Company’s stock option and incentive plans were 2,443,862 shares at June 30, 2009.

Warrants

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2008	72,564	$0.01
Issued	—	—
Exercised	—	—
Canceled	—	—
Outstanding at June 30, 2009	72,564	$0.01	$64,821

Stock-Based Compensation

The Company incurred $1,389,000 and $2,018,000 of non-cash compensation expense related to equity incentive grants during the three months ended June 30, 2009 and 2008, respectively, and $1,960,000 and $2,755,000 during the six months ended June 30, 2009 and 2008, respectively. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Risk-free interest rates	2.0%	2.9%	2.0%	2.6%
Dividend yield	—	—	—	—
Volatility	123.3%	111.0%	123.3%	76.3%
Weighted-average expected term	4.8 years	2.0 years	4.8 years	4.3 years

The weighted average grant date fair value of options granted for the three months ended June 30, 2009 and 2008 was $0.32 and $0.28 per option, respectively, and for the six months ended June 30, 2009 and 2008 was $0.32 and $2.40 per option. The Company used historical information to estimate forfeitures within the valuation model. As of June 30, 2009, there was $1.8 million and $0.6 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 1.8 years and 2.1 years, respectively. These amounts do not include, as of June 30, 2009, 175,000 options outstanding which are milestone-based and vest upon certain corporate milestones, such as FDA approval of the Company’s drug candidates, market capitalization targets, and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs.

On April 23, 2009, the Company’s Board of Directors voted to terminate the employment of Michael S. Weiss as the Company’s Chairman and Chief Executive Officer (see Note 1). Under the terms of Mr. Weiss’ employment agreement, 1,800,000 shares of restricted stock vested, which is included in the restricted share activity table above. In addition, all of Mr. Weiss’ outstanding stock options vested and will remain exercisable for two years following termination. In the second quarter of 2009, the Company recorded approximately $660,000 in non-cash compensation expense (selling, general and administrative) associated with the equity modifications of Mr. Weiss’ outstanding stock options and shares of restricted stock.

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

The following table summarizes restructuring costs that were provided for and/or incurred by the Company during the comparable six months ended June 30, 2008:

Six months ended
(in thousands)	June 30, 2008

Research and development
Impairment of manufacturing facility	$11,037
Manufacturing facility restoration provision	2,063
Severance	624
Non-cash compensation	(1,569)
Total research and development	12,155

Selling, general and administrative
Severance	99
Total selling, general and administrative	99

Total restructuring costs	$12,254

At December 31, 2008 and June 30, 2009, there were no remaining restructuring liabilities.

NOTE 5 - LICENSE AGREEMENT

In September 2007, the Company entered into a Sublicense Agreement with Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”), JT's pharmaceutical business subsidiary, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate in Japan, which is being developed in the United States under the trade name Zerenex. JT and Torii are responsible for the future development and commercialization costs in Japan. Effective as of June 8, 2009, the Company entered into an Amended and Restated Sublicense Agreement (the “Revised Agreement”) with JT and Torii, which, among other things, provided for the elimination of all significant on-going obligations under the sublicense agreement. Accordingly, in accordance with the Company’s revenue recognition policies, all remaining deferred revenue pertaining to this sublicense has been recognized in the three months ended June 30, 2009.

Prior to the Revised Agreement, an upfront payment of $12.0 million, which was received in October 2007, was being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represented the estimated period over which the Company had certain significant ongoing responsibilities under the original sublicense agreement. An additional milestone payment of $8.0 million, for the achievement of certain milestones reached in March 2008, was received in April 2008, and was being recognized as license revenue on a straight-line basis over the life of the original agreement (as discussed above). As a result of the signing of the Revised Agreement, as discussed above, the unamortized portion of the upfront payment of $12.0 million and the additional milestone payment of $8.0 million, approximately $18.0 million, was recognized in the three months ended June 30, 2009.

In March 2009, the Company’s Japanese partner, JT and Torii, informed the Company that they had initiated a Phase 2 clinical study of Zerenex in Japan, which triggered a $3.0 million non-refundable milestone payment, which was received by the Company in March 2009. As a result, the Company recorded license revenue of $3.0 million in accordance with its revenue recognition policy, which is included in the six months ended June 30, 2009.

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

Summarized selected financial information for discontinued operations are as follows:

(in thousands)	Six months ended June 30, 2008

Diagnostic revenue	$—
Operating expenses:
Cost of diagnostics sold	—
Research and development	2
Selling, general and administrative	87
Total operating expenses	89
Loss from discontinued operations	$(89)

The assets and liabilities of discontinued operations are stated separately as of June 30, 2009 and December 31, 2008 on the accompanying consolidated balance sheets. The major assets and liabilities categories are as follows:

(in thousands)	June 30, 2009	December 31, 2008
Assets

Assets of discontinued operations	$—	$—

Liabilities

Accounts payable and accrued expenses	$120	$120
Liabilities of discontinued operations	$120	$120

NOTE 7 – SEGMENT INFORMATION

The Company has two reportable segments: Services and Products. The Services business provides clinical trial management and site recruitment services to other biotechnology and pharmaceutical companies. The Products business focuses on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of life-threatening diseases, including renal disease and cancer, and also includes license revenue, other revenue and associated costs.

Segment information for the three month and six month periods were as follows:

	Revenue

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008

Services	$—	$62	$3	$62
Products	18,364	327	21,691	526
Total	$18,364	$389	$21,694	$588

	Operating income (loss)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008

Services	$—	48	$3	48
Products	13,991	(8,011)	14,332	(41,263)
Total	$13,991	$(7,963)	$14,335	$(41,215)

A reconciliation of the totals reported for the operating segments to the consolidated income (loss) from continuing operations is as follows:

	Income (loss) from continuing operations

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008

Operating income (loss) of reportable segments	$13,991	$(7,963)	$14,335	$(41,215)
Interest and other income (expense), net	141	274	248	(929)
Income taxes	—	—	—	—
Consolidated income (loss) from continuing operations	$14,132	$(7,689)	$14,583	$(42,144)

	Assets (1)
(in thousands)	June 30, 2009	December 31, 2008

Services	$—	$—
Products	3,629	3,982
Total assets of reportable segments	3,629	3,982
Cash, cash equivalents, interest receivable and investment securities	20,535	22,652
Consolidated total assets	$24,164	$26,634
(1)	Assets for the Company’s reportable segments include fixed assets, goodwill, accounts receivable and prepaid expenses.

The carrying amount of goodwill by reportable segment as of June 30, 2009 and December 31, 2008 was as follows:

	Goodwill
(in thousands)	June 30, 2009	December 31, 2008

Services	—	—
Products	$3,208	$3,208
Total	$3,208	$3,208

NOTE 8 – SUBSEQUENT EVENT

On August 4, 2009, the Company announced that it settled a dispute with Alfa Wassermann S.p.A. over issues arising from the terminated license agreement for Sulonex (sulodexide). Under the terms of the settlement agreement, Alfa Wassermann will pay the Company US$3,500,000 (of which US$2,750,000 was received on July 31, 2009, and US$750,000 will be paid on or before July 30, 2010), and the Company is required to deliver to Alfa Wassermann all of its data, information and other intellectual property related to Sulonex.

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of life-threatening diseases, including renal disease and cancer. We are developing KRX-0401 (perifosine), a novel, potentially first-in-class, oral anti-cancer agent that inhibits the phosphoinositide 3-kinase (PI3K)/Akt pathway, a key signaling cascade that has been shown to induce cell growth and cell transformation. KRX-0401 has demonstrated both safety and clinical efficacy in several adult and pediatric tumor types, both as a single agent and in combination with novel therapies. KRX-0401 also modulates a number of other key signal transduction pathways, including the JNK and MAPK pathways, which are pathways associated with programmed cell death, cell growth, cell differentiation and cell survival. KRX-0401 is currently in Phase 2 clinical development for multiple tumor types, with a Phase 3 in multiple myeloma, under Special Protocol Assessment, or SPA, pending commencement.

We are also developing Zerenex™ (ferric citrate), an oral, iron-based compound that has the capacity to bind to phosphate and form non-absorbable complexes. Zerenex has recently completed a U.S. Phase 2 clinical program as a treatment for hyperphosphatemia (elevated phosphate levels) in patients with end-stage renal disease, or ESRD, and we are in the process of finalizing the U.S. Phase 3 program for Zerenex in consultation with the FDA. Zerenex is also in Phase 2 development in Japan by our Japanese partner, Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”).

We also actively engage in business development activities that include seeking strategic relationships for our product candidates, as well as evaluating compounds and companies for in-licensing or acquisition. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates. We have generated, and expect to continue to generate, revenue from the licensing of rights to Zerenex in Japan to our Japanese partner, JT and Torii.

The table below summarizes the status of our product pipeline.

Product candidate	Target indication	Development status
KRX-0401 (perifosine)	Multiple myeloma Multiple other forms of cancer	Phase 3 pending, under SPA. Phase 2 trials ongoing.

Zerenex™ (ferric citrate)	Hyperphosphatemia in patients with end-stage renal disease	U.S. Phase 2 complete; U.S. Phase 3 program pending; Japan Phase 2 ongoing by sublicensee (JT and Torii).

KRX-0401 (perifosine)

Multiple Myeloma

On August 3, 2009, we announced that we had reached agreement with the FDA regarding a Special Protocol Assessment (SPA) on the design of a Phase 3 trial for KRX-0401 (perifosine) in relapsed or relapsed / refractory multiple myeloma patients previously treated with bortezomib (VELCADE®). The SPA provides agreement that the Phase 3 study design adequately addresses objectives in support of a regulatory submission. The trial, entitled, “A Phase 3 Randomized Study to Assess the Efficacy and Safety of Perifosine Added to the Combination of Bortezomib and Dexamethasone in Multiple Myeloma Patients Previously Treated with Bortezomib” will be a double-blind, placebo-controlled trial comparing the efficacy and safety of KRX-0401 versus placebo when combined with bortezomib and dexamethasone. The trial, powered at 90%, will enroll approximately 400 patients with relapsed or relapsed / refractory multiple myeloma. The primary endpoint is progression-free survival and secondary endpoints include overall response rate, overall survival and safety. Drs. Paul Richardson and Kenneth Anderson, from the Jerome Lipper Multiple Myeloma Center, Dana-Farber Cancer Institute, have agreed to lead the Phase 3 trial.

Metastatic Colon Cancer

In June 2009, we announced positive data from a randomized, multi-center, placebo-controlled, Phase 2 study of KRX-0401 (perifosine) in combination with capecitabine (Xeloda(R)) versus capecitabine plus placebo in patients with second- or third-line metastatic colon cancer. The data was presented in a poster during the Gastrointestinal Cancer — Colorectal session at the 45th Annual Meeting of the American Society of Clinical Oncology (ASCO), held in Orlando, Florida. In this randomized, double-blind, placebo-controlled study conducted at 11 centers across the United States, patients with 2nd or 3rd line metastatic colon cancer were randomized to receive capecitabine (Xeloda(R)), an approved drug for metastatic colon cancer, at a dose of 825 mg/m2 BID (total daily dose of 1650 mg/m2) on days 1 to 14 every 21 days, plus either KRX-0401 (perifosine) or placebo at 50 mg daily. Treatment was continued until progression. The study enrolled a total of 38 patients, of which 35 patients were evaluable for response (20 patients on the capecitabine plus perifosine arm and 15 patients on the capecitabine plus placebo arm). The three patients not evaluable for response were all in the capecitabine plus placebo arm; 2 patients were inevaluable due to toxicity (days 14, 46) and 1 patient was inevaluable due to a new malignancy on day 6.

The median prior treatment regimens was two, with prior treatment regimens as follows: 91% of the patients received prior FOLFIRI (Irinotecan + 5FU + Leucovorin); 74% prior FOLFOX (Oxaliplatin + 5FU + Leucovorin); 63% were previously treated with both FOLFIRI and FOLFOX; 77% received prior Avastin(R); and 43% prior Erbitux(R).  Prior treatment with single agent capecitabine was excluded.

The primary endpoints of this study were to measure 1) Time to Progression (TTP); 2) Overall Response Rate (ORR), defined as the percentage of patients achieving a Complete Response (CR) or Partial Response (PR) by RECIST, and 3) Clinical Benefit Rate (CBR) defined as the percentage of patients on treatment for greater than three months with at least Stable Disease. Safety of perifosine plus capecitabine vs. capecitabine + placebo in this patient population was evaluated as a secondary endpoint. Perifosine in combination with capecitabine was well tolerated with hand/foot syndrome (14%) and anemia (11%) as the highest reported grade 3/4 adverse events.

Best response and median time to progression of capecitabine plus perifosine vs. capecitabine plus placebo were as follows:

Group	n	CR n (%)	PR n (%)	ORR n (%)	Stable Disease > 12 wks n (%)	CBR* n (%)	Median TTP
Xeloda + Perifosine	20	1 (5%)	3 (15%)	4 (20%)	11 (55%)	15 (75%)	28.9 weeks {95% CI (13, 48.1)}
Xeloda + Placebo	15	0	1 (7%)	1 (7%)	5 (33%)	6 (40%)	11 weeks {95% CI (9, 15.9)}
*	CBR: Clinical Benefit Rate as defined by ORR + Stable Disease

Perifosine plus capecitabine more than doubled time to progression vs. capecitabine + placebo with a statistically significant p-value = 0.0006. In addition, perifosine plus capecitabine more than doubled the ORR and almost doubled the Clinical Benefit Rate vs. capecitabine plus placebo.

Although not a primary endpoint in the study, overall survival was analyzed with results as follows:

Group	Median Overall Survival*	% Change
Xeloda + Perifosine	22 months [95% CI (12.1, NR)]	35% increase**
Xeloda + Placebo	16.3 months [95% CI (5.3, 17.1)]
*	Survival calculated from date of randomization until date of death from any cause, whether or not additional therapies were received after removal from treatment.
**	As of May 2009, median overall survival in the perifosine plus capecitabine patient group is ongoing with 10 of the 20 patients in this arm still alive.

Renal Cell Carcinoma

In May 2009, we announced data on the clinical activity of KRX-0401 (perifosine) as a treatment for advanced renal cell carcinoma (RCC). The data was presented in a poster session at the 45th Annual Meeting of the American Society of Clinical Oncology (ASCO), held in Orlando, Florida. The study enrolled a total of 50 patients, of which 46 patients were evaluable for response. Evaluable patients were defined as those who had greater than seven days of treatment. The primary endpoint of this study was clinical benefit, defined as response rate (RECIST), and progression-free survival (PFS) in RCC patients who failed a prior VEGF receptor inhibitor (sunitinib or sorafenib). Safety of perifosine in this patient population was evaluated as a secondary endpoint. Best response to single agent perifosine was as follows:

Group	n	PR n (%)	Stable Disease > 12 wks n (%)	CBR* n (%)	Median PFS (SD or greater)
All patients	46	5 (11%)	16 (35%)	21 (46%)	33 weeks [95% CI (24, 60)]

*	CBR: Clinical Benefit Rate defined as patients with Stable Disease or Partial Response.

The median PFS for all 46 patients was 12.5 weeks [95% CI (11.9, 19)]. The median overall survival has not been reached with 33 of 46 patients (72%) still alive as of May 2009.

Also reported was the patient subgroup who had failed both a VEGF receptor inhibitor (sunitinib or sorafenib) and an mTOR inhibitor (either everolimus or temsirolimus). For this group, best response and median PFS to single agent perifosine was as follows:

Group	n	PR n (%)	Stable Disease > 12 wks n (%)	CBR* n (%)	Median PFS (SD or greater)
VEGF + mTOR	16	1 (6%)	7 (44%)	8 (50%)	16 weeks [95% CI (11.7, 33.6)]

Three patients out of the group of patients previously treated with and failed both a VEGF and an mTOR inhibitor remain on active treatment, out 5, 9 and 17 months as of May 2009.

Pediatric Solid Tumors

In July 2009, we announced the initiation of a Phase 1 clinical study to evaluate KRX-0401 (perifosine) as a single agent treatment for recurrent solid tumors in pediatric patients. This Phase 1 study is now open for enrollment at Memorial Sloan-Kettering Cancer Center in New York City. The study is being fully funded by an external grant provided by a private organization.

Zerenex (ferric citrate)

Effective on June 8, 2009, we entered into an Amended and Restated Sublicense Agreement (the “Revised Agreement”) with JT and Torii. The parties had originally entered into a sublicense agreement on September 26, 2007. As a result of the Revised Agreement, we no longer have significant on-going involvement or obligations under the sublicense agreement. As such, in accordance with our revenue recognition policies, all deferred revenue balances pertaining to this sublicense agreement have been recognized as revenue in the three months ended June 30, 2009.

In June 2009, we announced results of the U.S. Phase 2 study of Zerenex for the treatment of elevated serum phosphorous levels, or hyperphosphatemia, in patients with end-stage renal disease (ESRD) on thrice weekly hemodialysis.  The study was a multicenter, open-label clinical trial, which enrolled 55 patients. The primary objective of this study was to assess the tolerability and safety of Zerenex with doses ranging from approximately 1 gram per day to 12 grams per day.

The top line efficacy and safety results from this Phase 2 study were submitted to the FDA, and discussed at a recent face to face meeting with the Division of Cardiovascular and Renal Drug Products. The FDA also reviewed the final reports for the 90-day rat and 16-week canine toxicology studies. The FDA indicated that the results of the Phase 2 study and the toxicology studies were adequate to support entry into a Phase 3 program. Keryx is in the process of finalizing the Phase 3 program in consultation with the FDA.

The FDA also reviewed the protocols for the ongoing chronic toxicology studies (6-month rat and 42-week canine), which can be completed after the U.S. Phase 3 program has begun.

In the first part of the Phase 2 study, 34 ESRD patients who were taking approximately 6 to 15 tablets/capsules per day of calcium acetate, calcium carbonate, lanthanum carbonate or sevelamer hydrochloride or any combination of these agents were eligible for enrollment and immediately switched to a starting dose of 4.5 grams per day of Zerenex. In the second part of the study, 21 ESRD patients who were taking greater than 12 tablets/capsules per day of calcium acetate, calcium carbonate, lanthanum carbonate or sevelamer hydrochloride or any combination of these agents were eligible for enrollment and immediately switched to a starting dose of 6.0 grams per day of Zerenex.  Patients were treated with Zerenex for four weeks and were titrated weekly to achieve and maintain normal serum phosphorus levels, between 3.5 to 5.5 mg/dL, the therapeutic goal.

Although designed primarily as a safety study, key efficacy parameters were evaluated, with results as follows:

At baseline:

•	Baseline mean +/- standard deviation (SD) serum phosphorus was approximately 5.9 +/- 1.5 mg/dL immediately prior to the switch to Zerenex;

•
The average daily dose of PhosLo(R) (calcium acetate) was 6.9 grams per day and for Renagel(R) (sevelamer hydrochloride) was 9.9 grams per day, for patients not on combination therapy prior to the switch to Zerenex.

Following the treatment period (four weeks on Zerenex):

•	At the end of the treatment period (after four weeks on Zerenex) the mean +/- SD serum phosphorus was approximately 5.4 +/- 1.3 mg/dL;

•	The average daily dose of Zerenex at the end of four weeks of treatment was 6.8 grams per day;

In the subset of 29 patients who had a serum phosphorus above the normal range (> 5.5 mg/dL) at baseline, immediately prior to the switch to Zerenex, the mean (SD) baseline serum phosphorus was 7.0 (1.1) mg/dL, and at the end of treatment with Zerenex the mean (SD) serum phosphorus was 5.6 (1.6) mg/dL;

In the Phase 2 study, there were four serious adverse events which were deemed unrelated to Zerenex.  Darkened stool was reported in the study and was associated with the presence of iron in the gastrointestinal tract. With the exception of the reporting of darkened stool as an (asymptomatic) adverse event, the gastrointestinal adverse event profile was similar in incidence to that reported for other currently marketed phosphate binders.  There was no increase in serum calcium noted in the study.

General Corporate

On May 20, 2009, we announced the appointment of Ron Bentsur as our Chief Executive Officer. The terms of Mr. Bentsur’s employment are being finalized and will be set forth in an employment agreement with us. As an inducement to his employment, on May 20, 2009, we granted Mr. Bentsur options to purchase 600,000 shares of our common stock, at an exercise price equal to the fair market value of the stock on the date of grant. The options will vest in equal annual installments over a four-year period or upon an earlier change in control of Keryx. The options were granted as an inducement award and were not issued under our 2007 Incentive Plan.

On June 16, 2009, Ron Bentsur was appointed to our Board of Directors by a unanimous vote of our directors, and Michael P. Tarnok was appointed Chairman of the Board by unanimous vote of our directors. Mr. Tarnok has served on our Board of Directors since September 2007.

On June 17, 2009, we issued a press release announcing that we had received a letter from The NASDAQ Stock Market confirming that we had regained compliance with the minimum bid price requirement for continued listing on The NASDAQ Capital Market under Listing Rule 5550(a)(2). We also received a letter from the NASDAQ Listing Qualifications Hearings Panel (the “Panel”) confirming that we had demonstrated a market value of listed securities over the required minimum of $35 million for 10 consecutive trading days, for continued listing on The NASDAQ Capital Market under Listing Rule 5550(b)(2), and that the Panel has determined to continue the listing of our securities on The NASDAQ Stock Market.

On August 4, 2009, we announced that we and Alfa Wassermann S.p.A. settled a dispute over issues arising from the terminated license agreement for Sulonex (sulodexide). Under the terms of the settlement agreement, Alfa Wassermann will pay Keryx US$3,500,000 (of which US$2,750,000 was received on July 31, 2009, and US$750,000 will be paid to Keryx on or before July 30, 2010), and we are required to deliver to Alfa Wassermann all of our data, information and other intellectual property related to Sulonex.

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

Our license revenues currently consist of license fees and milestone payments arising from our agreement with JT and Torii. We recognize upfront license fee revenues ratably over the estimated period which we will have certain significant ongoing responsibilities under the sublicense agreement, with unamortized amounts recorded as deferred revenue. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract as we complete our performance obligations.

Our service revenues consist entirely of clinical trial management and site recruitment services. Revenues from providing these services are recognized as the services are provided. Deferred revenue is recorded when we receive a deposit or prepayment for services to be performed at a later date.

Our other revenues consist of fees and payments arising from technology transfer, termination and settlement agreements related to our prior license agreements.

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

In addition, certain options and restricted stock issued to employees, consultants and other third-parties vest upon the achievement of certain milestones, therefore the total expense is uncertain until the milestone is met.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2009 and June 30, 2008

License Revenue. License revenue increased by $17,962,000 to $18,289,000 for the three months ended June 30, 2009, as compared to $327,000 for the three months ended June 30, 2008. The increase in license revenue during the three months ended June 30, 2009, was due to the recognition of deferred revenue related to the JT and Torii sublicense agreement originally signed in September 2007, and amended and restated on June 8, 2009. The Amended and Restated Sublicense Agreement, among other things, provided for the elimination of all significant on-going obligations under the sublicense agreement. Accordingly, all remaining deferred revenue pertaining to this sublicense has been recognized in the three months ended June 30, 2009.

Service Revenue. There was no service revenue in the three months ended June 30, 2009, as compared to service revenue of $62,000 for the three months ended June 30, 2008. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2009.

Other Revenue. Other revenue for the three months ended June 30, 2009 was $75,000, and was related to a payment earned in June 2009 from a December 2008 license termination agreement for KRX-0501. Payments associated with this license termination agreement are recognized as earned since we have no on-going responsibilities under the terminated license agreement or the termination agreement. There was no other revenue for the three months ended June 30, 2008. We do not expect our other revenue to have a material impact on our financial results during the remainder of 2009.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $110,000 to $361,000 for the three months ended June 30, 2009, as compared to $251,000 for the three months ended June 30, 2008. The increase in non-cash compensation expense in the three months ended June 30, 2009, as compared to June 30, 2008, was primarily related to reduced expense in the three months ended June 30, 2008 due to forfeitures of equity awards by terminated research and development personnel associated with the 2008 restructuring.

Other Research and Development Expenses. Other research and development expenses decreased by $2,786,000 to $1,456,000 for the three months ended June 30, 2009, as compared to $4,242,000 for the three months ended June 30, 2008. The decrease in other research and development expenses was due primarily to a $1,756,000 reduction in research and development expenses related to KRX-0401, primarily due to reductions in headcount and other expenses related to this development program, and a $996,000 reduction in research and development expenses related to the cessation of the development of Sulonex in March 2008. We expect our other research and development costs to increase for the remainder of 2009 due to the preparation for, and initiation of, our expected Phase 3 clinical programs for our drug candidates.

Non-Cash Compensation Expense (Selling, General and Administrative). Non-cash compensation expense (selling, general and administrative) related to equity incentive grants decreased by $739,000 to $1,028,000 for the three months ended June 30, 2009, as compared to an expense of $1,767,000 for the three months ended June 30, 2008. The decrease was primarily due to a $1,368,000 decrease in non-cash compensation related to equity incentive grants previously issued to Mr. Weiss, our former chief executive officer, who was terminated on April 23, 2009, partially offset by $660,000 in non-cash compensation associated with the equity modifications of Mr. Weiss’ outstanding stock options and shares of restricted stock.

Other Selling General and Administrative Expenses. Other selling, general and administrative expenses decreased by $550,000 to $1,528,000 for the three months ended June 30, 2009, as compared to an expense of $2,078,000 for the three months ended June 30, 2008. The decrease was primarily related to a reduction of expenses as a result of the 2008 Restructuring, offset by approximately $551,000 of expense for severance and notice pay related to the termination of our former chief executive officer on April 23, 2009. We expect our other selling, general and administrative expenses to decrease for the remainder of 2009.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, decreased by $133,000 to $141,000 for the three months ended June 30, 2009, as compared to $274,000 for the three months ended June 30, 2008. The decrease in interest and other income (expense) was primarily due a lower level of invested funds and lower interest rates as compared to the comparable period last year.

Six months ended June 30, 2009 and June 30, 2008

License Revenue. License revenue increased by $21,090,000 to $21,616,000 for the six months ended June 30, 2009, as compared to $526,000 for the six months ended June 30, 2008. The increase in license revenue during the six months ended June 30, 2009, was primarily due to the recognition of all remaining deferred revenue related to the JT and Torii sublicense agreement originally signed in September 2007, and amended and restated on June 8, 2009, as discussed above. In addition, during the six months ended June 30, 2009, we recognized $3.0 million in license revenue from a milestone received from JT and Torii due to their initiation of a Phase 2 clinical study of Zerenex in Japan.

Service Revenue. Service revenue decreased by $59,000 to $3,000 for the six months ended June 30, 2009, as compared to service revenue of $62,000 for the six months ended June 30, 2008. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2009.

Other Revenue. Other revenue for the six months ended June 30, 2009 was $75,000, and was related to a payment earned in June 2009 from a December 2008 license termination agreement for KRX-0501. Payments associated with this license termination agreement are recognized as earned since we have no on-going responsibilities under the terminated license agreement or the termination agreement. There was no other revenue for the six months ended June 30, 2008. We do not expect our other revenue to have a material impact on our financial results during the remainder of 2009.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $1,291,000 to $562,000 for the six months ended June 30, 2009, as compared to a credit of $729,000 for the six months ended June 30, 2008. Non-cash compensation expense in the six months ended June 30, 2008 included a $1,233,000 credit to expense related to stock options and restricted stock issued to our former President, who was terminated as part of the 2008 Restructuring.

Other Research and Development Expenses. Other research and development expenses decreased by $32,239,000 to $2,830,000 for the six months ended June 30, 2009, as compared to $35,069,000 for the six months ended June 30, 2008. The decrease in other research and development expenses was due primarily to a $26,890,000 reduction in research and development expenses related to the cessation of the development of Sulonex in March 2008. Included in the research and development expenses related to Sulonex for the six months ended June 30, 2008 are an $11,037,000 impairment charge related to the write-down of the assets of the Sulonex manufacturing suite to their fair value following the cessation of our development of Sulonex, and a $2,063,000 expense for costs relating to the required restoration of the leased manufacturing facility to its original condition. For more information regarding these expenses please see “Note 4 - Restructuring” above. In addition to the $26,890,000 decrease in other research and development expenses related to Sulonex discussed above, there were decreases of $4,426,000, and $242,000 in research and development expenses related to KRX-0401 and Zerenex, respectively, primarily due to reductions in headcount and other expenses related to these development programs. We expect our other research and development costs to increase for the remainder of 2009 due to the preparation for, and initiation of, our expected Phase 3 clinical programs for our drug candidates.

Non-Cash Compensation Expense (Selling, General and Administrative). Non-cash compensation expense (selling, general and administrative) related to equity incentive grants decreased by $2,086,000 to $1,398,000 for the six months ended June 30, 2009, as compared to an expense of $3,484,000 for the six months ended June 30, 2008. The decrease was primarily due to a $2,525,000 decrease in non-cash compensation related to equity incentive grants previously issued to Mr. Weiss, our former chief executive officer, who was terminated on April 23, 2009, partially offset by $660,000 in non-cash compensation associated with the equity modifications of Mr. Weiss’ outstanding stock options and shares of restricted stock.

Other Selling General and Administrative Expenses. Other selling, general and administrative expenses decreased by $1,396,000 to $2,569,000 for the six months ended June 30, 2009, as compared to an expense of $3,965,000 for the six months ended June 30, 2008. The decrease was primarily related to a reduction of expenses as a result of the 2008 Restructuring, offset by approximately $551,000 of expense for severance and notice pay related to the termination of our chief executive officer on April 23, 2009. We expect our other selling, general and administrative expenses to decrease for the remainder of 2009.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, increased by $1,177,000 to income of $248,000 for the six months ended June 30, 2009, as compared to an expense of $929,000 for the six months ended June 30, 2008. The six months ended June 30, 2008, includes $1,875,000 of impairment charges related to our investments in auction rate securities. In addition, interest income related to our investments decreased in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, due a lower level of invested funds and lower interest rates as compared to the comparable period last year.

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

As of June 30, 2009, we had $13.4 million in cash, cash equivalents, interest receivable, and short-term investment securities, a decrease of $2.0 million from December 31, 2008. In addition, at June 30, 2009, we had $7.1 million in non-current auction rate securities, as discussed below. Cash used in operating activities in continuing operations for the six months ended June 30, 2009 was $2.0 million, as compared to $28.0 million for the six months ended June 30, 2008. This decrease in cash used in operating activities was due primarily to the cessation of the Sulonex program in March 2008, the 2008 Restructuring, and a $3.0 million non-refundable milestone payment received from JT and Torii associated with their initiation of a Phase 2 trial for Zerenex in Japan.

For the six months ended June 30, 2009, net cash provided by investing activities of $2.3 million was primarily the result of proceeds from the maturity of our investments in short-term securities. For the six months ended June 30, 2009, there was no net cash provided by financing activities.

As of June 30, 2009, $7.1 million of our investment securities were auction rate securities and represent interests in student loan-backed securities. The auction rate securities are recorded at their fair value and classified as long-term investments. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically allowed existing investors either to rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. This auction process has historically provided a liquid market for these securities; however, the uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While all but one of these investments were rated A or higher at June 30, 2009, we are uncertain as to when, or if, the liquidity issues relating to these investments will improve. We assessed the fair value of our auction rate securities portfolio. As a result of this valuation process, we recorded impairment charges totaling $0.1 and $1.9 million during the six months ended June 30, 2009 and 2008, respectively, for other-than-temporary declines in the value of our auction rate securities. These other-than-temporary impairment charges were included in interest and other income (expense), net. The estimated fair value of our remaining auction rate securities is $7.1 million at June 30, 2009.

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

We have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2009, we have an accumulated deficit of $317.3 million. We are dependent upon significant financing to provide the working capital necessary to execute our business plan. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates, if approved. We currently anticipate that our cash, cash equivalents and investment securities as of June 30, 2009, with the additional $3.5 million of settlement proceeds from Alfa Wassermann, but exclusive of our holdings in auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan through the end of the second quarter of 2010. However, if we are not able to receive proceeds from some portion of our auction rate securities by the third quarter of 2010, we may not have the ability to continue as a going concern for any significant period beyond that point. The actual amount of funds that we will need to operate is subject to many factors, including the timing, design and conduct of clinical trials for our drug candidates. We are evaluating market conditions to determine the appropriate timing and extent to which we will seek to obtain additional debt, equity or other type of financing. If we determine that it is necessary to seek additional funding, there can be no assurance that we will be able to obtain any such funding on terms that are acceptable to us, if at all.

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The factors discussed above, taken together with our limited cash, cash equivalents, and illiquid investments in auction rate securities raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

We recognize other revenues at the time such fees and payments are earned.

Accounting Related to Goodwill. As of June 30, 2009, there was approximately $3.2 million of goodwill on our consolidated balance sheet. SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 requires goodwill be tested using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

Impairment of Investment Securities. As of June 30, 2009, $7.1 million of our investment securities were auction rate securities and represent interests in student loan-backed securities. The auction rate securities are recorded at their fair value and classified as long-term investments. The uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While all but one of these investments were rated A or higher at June 30, 2009, we are uncertain as to when, or if, the liquidity issues relating to these investments will improve. We assessed the fair value of our auction rate securities portfolio. As a result of this valuation process, as described below, we recorded impairment charges totaling $0.1 and $1.9 million during the six months ended June 30, 2009 and 2008, respectively, for other-than-temporary declines in the value of our auction rate securities. These other-than-temporary impairment charges were included in interest and other income (expense), net.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt and auction rate securities in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of June 30, 2009, our portfolio of financial instruments consists of cash equivalents and long-term auction rate securities. Due to the short-term nature of our money market funds, we believe we have no material exposure to interest rate risk, and/or credit risk, arising from our money market funds.

As of June 30, 2009, $7.1 million of our investment securities were auction rate securities and represent interests in student loan-backed securities. The auction rate securities are recorded at their fair value and classified as long-term investments. The uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While all but one of these investments were rated A or higher at June 30, 2009, we are uncertain as to when, or if, the liquidity issues relating to these investments will improve. We will continue to attempt to sell our auction rate securities until the auctions are successful. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any credit rating downgrades on the auction rate securities in our portfolio, we may incur additional impairment charges with respect to our auction rate securities portfolio, which could negatively affect our financial condition, cash flow and reported earnings. We continue to monitor the fair value of our auction rate securities and relevant market conditions and will recognize additional impairment charges if future circumstances warrant such charges.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.

In April 2008, we notified Alfa Wasserman S.p.A. of our intention to terminate the License Agreement for sulodexide. We offered to transfer to Alfa Wasserman all regulatory applications as provided in the License Agreement and demanded payment by Alfa Wasserman of 25% of our development costs associated with sulodexide, as provided in the License Agreement. Alfa Wasserman itself served a notice of termination of the License Agreement on the alleged grounds that we were in material breach of the agreement for failing to diligently develop sulodexide by terminating the Phase 4 clinical trial. On August 4, 2009, we announced that we and Alfa Wassermann settled the dispute described above. Under the terms of the settlement agreement, Alfa Wassermann will pay Keryx US$3,500,000 (of which US$2,750,000 million was received on July 31, 2009, and US$750,000 will be paid to Keryx on or before July 30, 2010), and Keryx is required to deliver to Alfa Wassermann all of its data, information and other intellectual property related to sulodexide.

We are presently engaged in an arbitration proceeding with ICON Central Laboratories (“ICON”), the central laboratory we used for the clinical development of Sulonex (sulodexide), concerning certain fees related mainly to the provision of storage services pursuant to a series of service agreements. In March 2008, we terminated the agreements. ICON is claiming that we owe it $816,647 in unpaid invoices, much of which is made up of charges for annual storage fees. It is our position that we should not have to pay for storage fees incurred after the effective date of the termination of the agreements, and we intend to vigorously defend this proceeding on this basis, and have asserted a counterclaim for a refund of the unused portions of the annual storage fees already paid to ICON.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2009, we had an accumulated deficit of approximately $317.3 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

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

Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are planning clinical trials that will seek to enroll patients with the same diseases as we are studying. Certain clinical trials are designed to continue until a pre-determined number of events have occurred to the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates and may also incur increased costs if enrollment is increased in order to achieve the desired number of events. If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials on a cost-effective or timely basis. In addition, conducting multi-national studies adds another level of complexity and risk as we are subject to events affecting countries outside the United States. Negative or inconclusive results from the clinical trials we conduct or adverse medical events could cause us to have to repeat or terminate the clinical trials. We may change the delivery method or dosage levels which could affect efficacy results for the drug candidate. For example, our new one gram caplet formulation for Zerenex has not been tested in previous clinical trials, and therefore, there is no assurance that this new formulation will be safe and efficacious in a clinical trial setting. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

On August 3, 2009, we announced that we had reached agreement with the FDA regarding an Special Protocol Assessment, or SPA, on the design of a Phase 3 trial for KRX-0401 (perifosine) in relapsed or relapsed / refractory multiple myeloma patients previously treated with bortezomib (VELCADE®). Many companies who have been granted an SPA and/or the right to utilize an accelerated approval approach have failed to obtain approval. Since we are seeking accelerated approval under an SPA, we may be subject to enhanced scrutiny. Additionally, even if the primary endpoint is achieved, an SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, changes in scientific or medical evidence or sentiment or internal inconsistency in the data prior to making their final decision. The FDA may also seek the guidance of an advisory panel prior to making their final decision.

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

Contract manufacturers often encounter difficulties in scaling up production, including problems involving raw material supplies, production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA and foreign regulations, production costs and development of advanced manufacturing techniques and process controls. These risks become more acute as we scale up for commercial quantities, where a reliable source of raw material supplies becomes critical to commercial success. For example, given the large quantity of materials required for ferric citrate production, as we approach commercialization for Zerenex we will need to ensure an adequate supply of starting materials that meet quality, quantity and cost standards. Failure to achieve this level of supply can jeopardize the successful commercialization of the product. Moreover, issues that may arise in our current transition to a commercial batch manufacturer for Zerenex can lead to delays in our planned clinical trials and development timelines, and could affect our ability to complete our clinical trials on a cost-effective or timely basis, if at all.

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

The drugs that we are attempting to develop will have to compete with existing therapies. For example, Zerenex, if approved in the United States, would compete with other FDA approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation, PhosLo® (calcium acetate), marketed by Fresenius Medical Care, and Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. A generic formulation of PhosLo® manufactured by Roxane Laboratories, Inc. was launched in the United States in October 2008. KRX-0401 (perifosine), if approved in the United States would compete with other anti-cancer agents, such as mTOR inhibitors. Wyeth Corp., Novartis AG and Ariad Pharmaceuticals are developing mTOR inhibitors for use in cancer and Wyeth’s mTOR inhibitor, temsirolimus, and Novartis’ mTOR inhibitor, everolimus, have been approved to treat patients with advanced kidney disease. Biotechnology companies such as Amgen Inc., Biogen-Idec, Inc., ImClone Systems, Inc. (a wholly-owned subsidiary of Eli Lilly and Company), Millennium Pharmaceuticals, Inc. (a wholly-owned subsidiary of Takeda Pharmaceutical Company), Onyx Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc. and Vertex Pharmaceuticals, Inc. are developing and, in some cases, marketing drugs to treat various diseases, including cancer, by inhibiting cell-signaling pathways. In addition, we are aware of a number of small and large companies developing competitive products that target the phosphoinositide 3-kinase (PI3K)/Akt pathway.

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

As of July 31, 2009, we had 15 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 15 full and part-time employees as of July 31, 2009. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our current cash, cash equivalents and investment securities may not be adequate to support our operations for the length of time that we have estimated.

We currently anticipate that our cash, cash equivalents and investment securities as of June 30, 2009, with the additional $3.5 million of settlement proceeds, but exclusive of our holdings in auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan through the end of the second quarter of 2010. However, if we are not able to receive proceeds from some portion of our auction rate securities by the third quarter of 2010, we may not have the ability to continue as a going concern for any significant period beyond that point. We are evaluating market conditions to determine the appropriate timing and extent to which we will seek to obtain additional debt, equity or other type of financing. If we determine that it is necessary to seek additional funding, there can be no assurance that we will be able to obtain any such funding on terms that are acceptable to us, if at all.

In addition, the report of our independent registered public accounting firm covering our 2008 Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2008, contains an explanatory paragraph that makes reference to uncertainty about our ability to continue as a going concern. Future reports may continue to contain this explanatory paragraph. Our forecast of the period of time through which our cash, cash equivalents and investment securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the timing, design and conduct of, and results from, clinical trials for our drug candidates;

•	the timing of expenses associated with manufacturing and product development of the proprietary drug candidates within our portfolio and those that may be in-licensed, partnered or acquired;

•	the timing of the in-licensing, partnering and acquisition of new product opportunities;

•	the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;

•	our ability to achieve our milestones under our licensing arrangements;

•	the value and liquidity of our investment securities, including our investments in auction rate securities; and

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights.

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

•
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

•
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

In addition to patent protection, we may utilize orphan drug regulations or other provisions of the Food, Drug and Cosmetic Act to provide market exclusivity for certain of our drug candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the United States, or, diseases that affect more than 200,000 individuals in the United States but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. We believe that KRX-0401 (perifosine) will be eligible for orphan drug designation; however, we cannot assure that KRX-0401, or any other drug candidates we may acquire or in-license, will obtain such orphan drug designation.

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

In addition, we may be required to issue up to 3,372,422 shares of our common stock to former stockholders of ACCESS Oncology upon the achievement of certain milestones, of which 500,000 shares may be payable in the next 12 months if we reach the first milestone, which is enrollment of the first patient in a Phase 3 (or other pivotal) clinical trial for KRX-0401 (perifosine). We may also conclude, under certain circumstances, that it is in our best interest to settle this contingent share obligation for all or substantially all of such shares in advance of reaching any milestones.

Our stock price can be volatile, which increases the risk of litigation, and may result in a significant decline in the value of your investment.

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

•	developments concerning our drug candidates;

•	announcements of technological innovations by us or our competitors;

•	introductions or announcements of new products by us or our competitors;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in financial estimates by securities analysts;

•	actual or anticipated variations in quarterly operating results and liquidity;

•	expiration or termination of licenses, research contracts or other collaboration agreements;

•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies; and

•	additions or departures of key personnel.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 16, 2009, we held our annual meeting of stockholders. The following matters were voted on by the stockholders: the election of directors, and the ratification of the appointment of UHY LLP as our independent registered public accounting firm for the year ending December 31, 2009. At the meeting, Kevin J. Cameron, Wyche Fowler, Jr., Jack Kaye and Michael P. Tarnok were re-elected to the Board.

The vote with respect to each nominee is set forth below:

Nominee	Total Votes For	Total Votes Withheld
Kevin J. Cameron	30,443,243	770,673
Wyche Fowler, Jr.	30,377,353	836,563
Jack Kaye	30,426,485	787,431
Michael P. Tarnok	29,953,435	1,260,481

The vote with respect to the ratification of the appointment of UHY LLP as our independent registered public accounting firm for the year ending December 31, 2009, is set forth below.

Total Votes For	Total Votes Withheld	Abstention and Broker Non-Votes
30,581,212	229,289	403,415

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

10.1*	Amended and Restated Sublicense Agreement by and among the Company, Japan Tobacco, Inc. and Torii Pharmaceutical Co., Ltd., dated June 8, 2009.

10.2	Settlement Agreement and General Release between the Company and Alfa Wassermann S.p.A. dated July 30, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2009.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2009.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2009.

* Confidential treatment has been requested with respect to the omitted portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: August 12, 2009	By:	/s/ James F. Oliviero
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.1*	Amended and Restated Sublicense Agreement by and among the Company, Japan Tobacco, Inc. and Torii Pharmaceutical Co., Ltd., dated June 8, 2009.

10.2	Settlement Agreement and General Release between the Company and Alfa Wassermann S.p.A. dated July 30, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2009.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2009.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2009.

* Confidential treatment has been requested with respect to the omitted portions of this exhibit.