Form 10-Q
period 2009-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2009-11-10
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
☐ Yes         ☐ No

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
Yes ☐ No ☒

There were 55,980,530 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 9, 2009.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.
Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008

(in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,682	$13,143
Short-term investment securities	—	2,299
Interest receivable	5	25
Other current assets	1,035	508
Total current assets	34,722	15,975
Long-term investment securities	7,333	7,185
Property, plant and equipment, net	114	182
Goodwill	3,208	3,208
Other assets, net	81	84
Total assets	$45,458	$26,634

Liabilities and stockholders’ equity (deficiency)
Current liabilities:
Accounts payable and accrued expenses	$3,781	$4,613
Accrued offering costs	1,551	—
Accrued compensation and related liabilities	820	496
Current portion of deferred revenue	156	1,464
Liabilities of discontinued operations	120	120
Total current liabilities	6,428	6,693
Deferred revenue, net of current portion	—	17,308
Contingent equity rights	4,004	4,004
Other liabilities	67	118
Total liabilities	10,499	28,123
Commitments and contingencies
Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (95,000,000 shares authorized, 55,961,304 and 47,729,507 shares issued, 55,881,356 and 47,649,559 shares outstanding at September 30, 2009 and December 31, 2008, respectively)	56	48
Additional paid-in capital	351,785	330,738
Treasury stock, at cost, 79,948 shares at September 30, 2009 and December 31, 2008, respectively	(357)	(357)
Accumulated other comprehensive income	250	—
Accumulated deficit	(316,775)	(331,918)
Total stockholders’ equity (deficiency)	34,959	(1,489)
Total liabilities and stockholders’ equity (deficiency)	$45,458	$26,634

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Operations
for the three and nine months ended September 30, 2009 and 2008 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue:
License revenue	$—	$327	$21,616	$853
Service revenue	—	41	3	103
Other revenue	3,500	—	3,575	—
Total revenue	3,500	368	25,194	956

Operating expenses:
Cost of services	—	13	—	27

Research and development:
Non-cash compensation	388	334	950	(395)
Other research and development	1,527	2,208	4,357	37,277
Total research and development	1,915	2,542	5,307	36,882

Selling, general and administrative:
Non-cash compensation	250	1,662	1,648	5,146
Other selling, general and administrative	904	2,284	3,473	6,249
Total selling, general and administrative	1,154	3,946	5,121	11,395

Total operating expenses	3,069	6,501	10,428	48,304

Operating income (loss)	431	(6,133)	14,766	(47,348)

Interest and other income (expense), net	129	(622)	377	(1,551)
Income (loss) from continuing operations before income taxes	560	(6,755)	15,143	(48,899)

Income taxes	—	—	—	—
Income (loss) from continuing operations	560	(6,755)	15,143	(48,899)

Loss from discontinued operations	—	(86)	—	(175)
Net income (loss)	$560	$(6,841)	$15,143	$(49,074)

Basic net income (loss) per common share:
Continuing operations	$0.01	$(0.15)	$0.32	$(1.11)
Discontinued operations	—	(— )*	—	(— )*
Basic net income (loss) per common share	$0.01	$(0.15)	$0.32	$(1.11)

Diluted net income (loss) per common share:
Continuing operations	$0.01	$(0.15)	$0.31	$(1.11)
Discontinued operations	—	(— )*	—	(— )*
Diluted net income (loss) per common share	$0.01	$(0.15)	$0.31	$(1.11)

Weighted average shares used in computing basic net income (loss) per common share	47,932,029	45,222,053	47,880,737	44,348,537
Weighted average shares used in computing diluted net income (loss) per common share	49,028,254	45,222,053	48,326,718	44,348,537

* Amount less than one cent.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
for the nine months ended September 30, 2009 (Unaudited)

(in thousands, except share amounts)

	Common stock			Additional paid-in	Treasury stock
	Shares	Amount		capital	Shares	Amount

Balance at December 31, 2008	47,729,507	$48		$330,738	79,948	$(357)
Changes during the period:
Issuance of common stock in public offering (net of offering costs of $1,557)	8,000,000	8		15,558	—	—
Issuance of common stock warrants in public offering	—	—		2,877	—	—
Issuance of restricted stock	578,539	—	*	—	—	—
Forfeiture of restricted stock	(361,742)	(—	)*	—	—	—
Issuance of common stock in connection with the exercise of options	15,000	—	*	14	—	—
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		2,598	—	—
Unrealized gain on long-term investment securities	—	—		—	—	—
Net income	—	—		—	—	—
Balance at September 30, 2009	55,961,304	$56		$351,785	79,948	$(357)

	Accumulated Other Comprehensive Income	Accumulated deficit	Total

Balance at December 31, 2008	$—	$(331,918)	$(1,489)
Changes during the period:
Issuance of common stock in public offering (net of offering costs of $1,557)	—	—	15,566
Issuance of common stock warrants in public offering	—	—	2,877
Issuance of restricted stock	—	—	—	*
Forfeiture of restricted stock	—	—	(—	)*
Issuance of common stock in connection with the exercise of options	—	—	14
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	250	—	2,598
Unrealized gain on long-term investment securities	—	—	250
Net income	—	15,143	15,143
Balance at September 30, 2009	$250	$(316,775)	$34,959

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows
for the nine months ended September 30, 2009 and 2008 (Unaudited)

(in thousands)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$15,143	$(49,074)
Loss from discontinued operations	—	(175)
Income (loss) from continuing operations	15,143	(48,899)
Adjustments to reconcile income (loss) from continuing operations to cash flows used in operating activities in continuing operations:
Stock compensation expense	2,598	4,751
Depreciation and amortization	72	85
Gain on sale of available-for-sale securities	(16)	—
Impairment of investment securities	68	2,787
Other impairment charges	—	11,037
Changes in assets and liabilities:
(Increase) decrease in other current assets	(527)	573
Decrease in accrued interest receivable	20	61
Decrease in security deposits	—	261
Decrease in other assets	3	—
Decrease in accounts payable and accrued expenses	(832)	(12,666)
Increase (decrease) in accrued compensation and related liabilities	324	(236)
Decrease in other liabilities	(51)	(67)
(Decrease) increase in deferred revenue	(18,616)	7,054
Net cash used in operating activities in continuing operations	(1,814)	(35,259)
Net cash used in operating activities in discontinued operations	—	(132)
Net cash used in operating activities	(1,814)	(35,391)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(4)	(146)
Investment in held-to-maturity short-term securities	(1)	(33)
Proceeds from maturity of held-to-maturity short-term securities	2,300	12,863
Investment in available-for-sale short-term securities	—	(12,000)
Proceeds from sale of available-for-sale short-term securities	—	22,200
Proceeds from sale of available-for-sale long-term securities	50	—
Investment in held-to-maturity long-term securities	—	(1)
Net cash provided by investing activities	2,345	22,883

CASH FLOWS FROM FINANCING ACTIVITIES

Gross proceeds from public offering	20,000	—
Offering costs paid	(6)	—
Proceeds from exercise of options and warrants	14	222
Net cash provided by financing activities	20,008	222

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,539	(12,286)

Cash and cash equivalents at beginning of period	13,143	19,065

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,682	$6,779

NON-CASH TRANSACTIONS
Accrued offering costs	$1,551	$—
Issuance of warrants to placement agent in public offering	100	—
Sale of manufacturing facility assets in settlement of liability	—	300

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Notes to Consolidated Financial Statements (unaudited)

NOTE 1 - GENERAL

Basis of Presentation

Keryx Biopharmaceuticals, Inc. and subsidiaries (“Keryx” or the “Company”) is a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of life-threatening diseases, including cancer and renal disease. Most of the Company's biopharmaceutical development and substantially all of its administrative operations during the three and nine months ending September 30, 2009 and 2008 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has incurred substantial operating losses since its inception and, except for the three and nine months ended September 30, 2009, expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2009, the Company has an accumulated deficit of $316.8 million. The Company is dependent upon significant financing to provide the working capital necessary to execute its business plan. The actual amount of funds that the Company will need to operate is subject to many factors, including the timing, design and conduct of clinical trials for the Company’s drug candidates. The Company has not yet commercialized any of its drug candidates and cannot be sure if it will ever be able to do so. Even if the Company commercializes one or more of its drug candidates, the Company may not become profitable. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its drug candidates alone or in partnership. The Company may continue to incur substantial operating losses even if it begins to generate revenues from its drug candidates, if approved.

On September 30, 2009, the Company completed a registered direct offering to certain investors of 8,000,000 shares of its common stock and warrants to purchase up to a total of 2,800,000 shares of its common stock for gross proceeds of approximately $20 million. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock. The purchase price per unit was $2.50. Subject to certain ownership limitations, the warrants are exercisable at any time on or after the initial issue date and on or prior to October 1, 2010, at an exercise price of $2.65 per warrant share. In addition, the placement agent received a warrant to purchase up to 108,000 shares of common stock at an exercise price of $3.125 per warrant share, exercisable at any time on or prior to October 1, 2010. Total proceeds to the Company from this public offering were approximately $18.4 million, net of offering costs of approximately $1.6 million. The shares and warrants were sold under a shelf registration statement on Form S-3 (File No. 333-161607) filed with the SEC on August 28, 2009, and declared effective by the SEC on September 23, 2009. The registration statement provides for the offering of up to $40 million of the Company's common stock and warrants. Subsequent to this registered direct offering, there remains approximately $12.2 million of the Company's common stock and warrants available for sale under the shelf registration statement. The Company may offer the remaining securities under its shelf registration from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interest of the Company and its stockholders.  The Company believes that the shelf registration provides it with the flexibility to raise additional capital to finance its operations as needed.

The Company’s common stock is listed on the NASDAQ Capital Market and trades under the symbol “KERX.”

Recently Issued Accounting Standards

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (“ASUs”). ASUs will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The ASU also eliminates the use of the residual method and instead requires an entity to allocate revenue using the relative selling price method. Additionally, the guidance expands disclosure requirements with respect to multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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

On May 20, 2009, the Company announced that it appointed Ron Bentsur as Chief Executive Officer of the Company. The terms of Mr. Bentsur’s employment are set forth in an employment agreement with the Company dated September 14, 2009.  As an inducement to his employment, on May 20, 2009, the Company granted Mr. Bentsur options to purchase 600,000 shares of Company common stock at an exercise price of $0.35, the fair market value of the stock as of the date of grant. The options will vest in equal annual installments over a four-year period or upon an earlier change in control of the Company.  The options were granted as an inducement award and were not issued under the Company’s 2007 Incentive Plan.

On June 16, 2009, Ron Bentsur was appointed to the Board of Directors of the Company by unanimous vote of the Board of Directors, and Michael P. Tarnok was appointed Chairman of the Board by unanimous vote of the Board of Directors.

Cash and Cash Equivalents

The Company treats liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

Investment Securities

The Company records its investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost. Available-for-sale investment securities (which are comprised of auction rate securities) are recorded at fair value. See Note 2 – Fair Value Measurements. Other-than-temporary impairment charges are included in interest and other income (expense), net, and unrealized gains, if determined to be temporary, are included in accumulated other comprehensive income in stockholders’ equity.

The following table summarizes the Company’s investment securities at September 30, 2009 and December 31, 2008:

(in thousands)	September 30, 2009	December 31, 2008

Short-term investment securities:
Obligations of domestic governmental agencies (matured May 2009) (held-to-maturity)	$—	$2,299

Long-term investment securities:
Auction rate securities (mature between 2037 and 2047) (available-for-sale) ($10.0 million par value)	$7,333	$7,185

See Note 2 for information regarding the subsequent disposition of a portion of the available-for-sale investment securities.

Revenue Recognition

The Company recognizes license revenue in accordance with the revenue recognition guidance of the Codification. The Company analyzes each element of its licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payment to the Company of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. The Company recognizes revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. The Company recognizes milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, the Company defers the milestone payment and recognizes it as revenue over the estimated period of performance under the contract (see Note 5).

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

Stock-Based Compensation

The Company recognizes all share-based payments to employees and to non-employee directors as compensation for service on the Board of Directors as compensation expense in the consolidated financial statements based on the fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Income Taxes

As of September 30, 2009, the Company has U.S. net operating loss carryforwards of approximately $266 million which expire from 2019 through 2028. The Company has established a valuation allowance against its net deferred tax assets due to the Company’s history of pre-tax losses and the resulting likelihood that the deferred tax assets are not realizable. Due to the Company’s various equity transactions, the utilization of certain tax loss carryforwards could be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provision.

The Company has not recorded any income tax provision for the three and nine months ended September 30, 2009, since the Company has estimated that its estimated annual effective income tax rate will be zero.

The Company is not aware of any unrecorded tax liabilities which would impact the financial statements.

Basic and Diluted Net Income (Loss) per Common Share

Basic net income or loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for the three and nine months ended September 30, 2008 because the effect of including them would have been anti-dilutive.

Basic and diluted net income (loss) per share were determined as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2009	2008	2009	2008
Basic:
Income (loss) from continuing operations	$560	$(6,755)	$15,143	$(48,899)
Loss from discontinued operations	—	(86)	—	(175)
Net income (loss)	$560	$(6,841)	$15,143	$(49,074)
Weighted average shares outstanding	47,932,029	45,222,053	47,880,737	44,348,537
Basic net income (loss) per common share:
Continuing operations	$0.01	$(0.15)	$0.32	$(1.11)
Discontinued operations	—	(— )*	—	(— )*
Basic net income (loss) per common share	$0.01	$(0.15)	$0.32	$(1.11)
Diluted:
Income (loss) from continuing operations	$560	$(6,755)	$15,143	$(48,899)
Loss from discontinued operations	—	(86)	—	(175)
Net income (loss)	$560	$(6,841)	$15,143	$(49,074)
Weighted average shares outstanding	47,932,029	45,222,053	47,880,737	44,348,537
Effect of dilutive options and warrants	1,096,225	—	445,981	—
Weighted average shares outstanding assuming dilution	49,028,254	45,222,053	48,326,718	44,348,537
Diluted net income (loss) per common share:
Continuing operations	$0.01	$(0.15)	$0.31	$(1.11)
Discontinued operations	—	(— )*	—	(— )*
Diluted net income (loss) per common share	$0.01	$(0.15)	$0.31	$(1.11)
* Amount less than one cent.

The Company did not include the following securities in the table below in the computation of diluted net income (loss) per common share because the securities were anti-dilutive during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Stock options	4,816,050	9,139,459	8,431,050	9,139,459
Warrants	2,908,000	321,976	2,908,000	321,976
Total	7,724,050	9,461,435	11,339,050	9,461,435

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income (loss) and other comprehensive income. Other comprehensive income, for the three and nine months ended September 30, 2009, is comprised of unrealized gains on the Company’s available-for-sale long-term investment securities that are excluded from net income and reported separately in stockholders’ equity. Comprehensive income (loss) and its components are as follows (unaudited):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008

Net income (loss)	$560	$(6,841)	$15,143	$(49,074)
Unrealized gain on available-for-sale long-term investment securities	250	—	250	—
Comprehensive income (loss)	$810	$(6,841)	$15,393	$(49,074)

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

Impairment of Goodwill

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. The Company tests for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. The negative outcome of the Company’s pivotal SUN-MICRO Phase 3 clinical trial of Sulonex™ (sulodexide) for the treatment of diabetic nephropathy, announced on March 7, 2008, and the Company’s subsequent decision to terminate the ongoing SUN-MACRO Phase 4 clinical trial triggered an impairment test. As of March 31, 2008, management concluded that there was no impairment of the Company’s goodwill. Additionally, as of December 31, 2008, management conducted its annual assessment of goodwill and concluded that there was no impairment to its goodwill. The Company will continue to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.

Subsequent Events

The Company has performed a review of events subsequent to the balance sheet date through November 10, 2009, the date the financial statements were available for issuance.

NOTE 2 – FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis in the financial statements. The hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1 – quoted prices in active markets for identical assets and liabilities;

•	Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable; and

•	Level 3 – unobservable inputs that are not corroborated by market data.

As of September 30, 2009, $7.3 million of the Company’s investment securities were auction rate securities and represent interests in student loan-backed securities. The auction rate securities are recorded at their fair value and classified as long-term investments. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically allowed existing investors either to rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. This auction process has historically provided a liquid market for these securities; however, the uncertainties in the credit markets have affected all of the Company’s holdings in auction rate securities. Since February 2008, the auctions for the auction rate securities held by the Company have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While all but one of these investments were rated A or higher at September 30, 2009, the Company is uncertain as to when, or if, the liquidity issues relating to these investments will improve. The Company assessed the fair value of its auction rate securities portfolio. As a result of this valuation process, as described below, the Company recorded impairment charges totaling $0 and $0.9 million during the three months ended September 30, 2009 and 2008, respectively, and $0.1 and $2.8 million during the nine months ended September 30, 2009 and 2008, respectively, for other-than-temporary declines in the value of its auction rate securities. These other-than-temporary impairment charges were included in interest and other income (expense), net. For the three and nine months ended September 30, 2009, the Company reported other comprehensive income of $0.3 million for a temporary unrealized gain related to the increase in estimated fair value for its auction rate securities. The estimated fair value of the Company’s auction rate securities ($10.0 million par value) is $7.3 million at September 30, 2009.

In October 2009, the Company sold three of its auction rate security investments. The securities had a combined par value of $5.0 million and a combined adjusted book value of $3.8 million. Proceeds to the Company from the sale of these securities were $3.9 million, representing a gain of $0.1 million over adjusted book value.

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

The Company reviews investment securities for impairment and to determine the classification of the impairment as temporary or other-than-temporary. Losses are recognized in the Company’s consolidated statement of operations when a decline in fair value is determined to be other-than-temporary. The Company reviews its investments on an ongoing basis for indications of possible impairment. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The Company believes that the impairment charges related to its auction rate securities investments are other-than-temporary.  The primary factors the Company considers in classifying an impairment include the extent and time the fair value of each investment has been below cost and the Company’s ability to hold such investment to maturity.

The following table provides the fair value measurements of applicable Company financial assets as of September 30, 2009:

	Financial assets at fair value as of September 30, 2009
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$31,066	$—	$—
Auction rate securities (2)	—	—	7,333
Total	$31,066	$—	$7,333

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Included in long-term investment securities on the Company’s consolidated balance sheet.

The following table summarizes the change in carrying value associated with Level 3 financial assets for the nine months ended September 30, 2009:

(in thousands)	Available-for-sale long-term investments

Balance at January 1, 2009	$7,185

Total impairment charges included in net income (loss)	(68)
Partial redemption of security at par	(50)
Realized gain on partial redemption of security	16
Other comprehensive income (temporary unrealized gain)	250
Balance at September 30, 2009	$7,333

NOTE 3 – STOCKHOLDERS' EQUITY

Common Stock

On September 30, 2009, the Company completed a registered direct offering to certain investors of 8,000,000 shares of its common stock and warrants to purchase up to a total of 2,800,000 shares of its common stock for gross proceeds of approximately $20 million. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock. The purchase price per unit was $2.50. Subject to certain ownership limitations, the warrants are exercisable at any time on or after the initial issue date and on or prior to October 1, 2010, at an exercise price of $2.65 per warrant share. In addition, the placement agent received a warrant to purchase up to 108,000 shares of common stock at an exercise price of $3.125 per warrant share, exercisable at any time on or prior to October 1, 2010. Total proceeds to the Company from this public offering were approximately $18.4 million, net of offering costs of approximately $1.6 million. The shares and warrants were sold under a shelf registration statement on Form S-3 (File No. 333-161607) filed with the SEC on August 28, 2009, and declared effective by the SEC on September 23, 2009. The registration statement provides for the offering of up to $40 million of the Company's common stock and warrants.

Subsequent to this registered direct offering, there remains approximately $12.2 million of the Company's common stock and warrants available for sale under the shelf registration statement. The Company may offer the remaining securities under its shelf registration from time to time in response to market conditions or other circumstances if it believes such a plan of financing is in the best interest of the Company and its stockholders.  The Company believes that the shelf registration provides it with the flexibility to raise additional capital to finance its operations as needed.

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under the Company’s stock option and incentive plans were 2,629,888 shares at September 30, 2009.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2009:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at December 31, 2008	9,114,459	$7.19
Granted	670,000	0.47	4.8
Exercised	(15,000)	0.96		$11,800
Forfeited	(159,467)	6.75
Expired	(223,290)	11.87
Outstanding at September 30, 2009	9,386,702	$6.61	3.5	$5,821,594
Vested and expected to vest at September 30, 2009	9,353,943	$6.62	3.4	$5,780,530
Exercisable at September 30, 2009	8,323,729	$6.79	2.8	$4,595,794

Upon the exercise of stock options, the Company issues new shares of its common stock. As of September 30, 2009, 3,328,833 options issued to employees, and 93,000 options issued to consultants, are milestone-based, of which 3,203,833 options issued to employees, and 43,000 options issued to consultants, are vested and exercisable.

On May 20, 2009, the Company granted Ron Bentsur, the Company’s newly appointed Chief Executive Officer, options to purchase 600,000 shares of Company common stock at an exercise price of $0.35, the fair market value of the stock on the date of grant. The options will vest in equal annual installments over a four-year period or upon an earlier change in control of the Company. The options were granted as an inducement award and were not issued under the Company’s 2007 Incentive Plan.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. Generally, the restricted stock vests over a period of two to four years. The following table summarizes restricted share activity for the nine months ended September 30, 2009:
	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2008	3,982,572	$0.36
Granted	578,539	0.76
Vested	(2,700,567)	0.30	$1,307,712
Forfeited	(361,742)	0.34
Outstanding at September 30, 2009	1,498,802	$0.63	$3,507,197

On September 14, 2009, the Company entered in an employment agreement with Ron Bentsur, its Chief Executive Officer. The agreement terminates on May 20, 2012, provided, however, that Mr. Bentsur’s opportunity to earn the milestone awards described below will be effective until May 20, 2014, subject to certain early termination events. Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

(1) 100,000 shares of restricted stock were granted to Mr. Bentsur on September 22, 2009, for the achievement of a $1.00 share price of the Company’s common stock for 120 consecutive days (based upon the average closing price of the Company’s common stock for a 120-day period after May 20, 2009). The restricted stock will vest in equal installments over each of the first three anniversaries of the date of grant provided that Mr. Bentsur remains an employee of the Company during such vesting period, or immediately upon achievement of milestone #2 below.

(2) 250,000 shares of restricted stock will be granted to Mr. Bentsur upon the achievement of a $2.50 share price of the Company’s common stock for 120 consecutive days (based upon the average closing price of the Company’s common stock for a 120-day period after May 20, 2009). Such restricted stock will vest in equal installments over each of the first three anniversaries of the date of grant provided that Mr. Bentsur remains an employee of Keryx during such vesting period.

(3) 400,000 shares of restricted stock will be granted to Mr. Bentsur upon the first to occur of (a) the Company’s filing of an accepted new drug application, or NDA, with the U.S. Food and Drug Administration for Zerenex or Perifosine, or (b) the Company’s outlicensing of Zerenex or Perifosine in the U.S. to a third party.  Such restricted stock will vest in equal installments over each of the first three anniversaries of the date of grant provided that Mr. Bentsur remains an employee of the Company during such vesting period. This milestone #3 may be achieved with respect to NDAs or qualifying outlicenses for multiple indications of the same product, but not for subsequent outlicenses of the product relating to an indication for which the milestone is met. Upon achievement of milestone #4 below with respect to a product, the restricted stock granted for one indication of the product under milestone #3 above will vest in full.

(4) 500,000 shares of restricted stock will be granted to Mr. Bentsur, upon the first to occur of (a) the Company’s first commercial sale of Zerenex or Perifosine in the U.S. off an approved NDA, (b) the Company’s receipt of the first royalty upon the commercial sale of Zerenex or Perifosine in the U.S. by a partner to whom the Company has sold exclusive or non-exclusive commercial rights, or (c) the Company’s complete outlicensing of the entire product rights of Zerenex or Perifosine in the U.S. Such restricted stock will vest on the first anniversary of the date of grant provided that Mr. Bentsur remains an employee of the Company during such vesting period.

(5) 100,000 shares of restricted stock will be granted to Mr. Bentsur upon each event of the Company’s outlicensing Zerenex in a foreign market, other than Japan, resulting in a greater than $10 million non-refundable cash payment to the Company with a gross deal value to the Company of at least $50 million.  Such restricted stock will vest in equal installments over each of the first three anniversaries of the date of grant provided that Mr. Bentsur remains an employee of the Company during such vesting period.

As of September 30, 2009, Mr. Bentsur has been granted a total of 100,000 shares of restricted stock based on the milestone awards listed above.

Warrants

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value

Outstanding at December 31, 2008	72,564	$0.01
Issued	2,908,000	2.67	—
Exercised	—	—
Canceled	—	—
Outstanding at September 30, 2009	2,980,564	$2.60	$169,314

As discussed above, as part of the registered direct offering completed on September 30, 2009, the Company issued warrants to purchase up to 2,800,000 shares of the Company's common stock. The warrants have an exercise price of $2.65 per warrant share and, subject to certain ownership limitations, are exercisable at any time on or after the initial issue date and on or prior to October 1, 2010. The grant date fair value was $1.03 per warrant, for a total fair value of $2,877,000, which is included in additional paid-in capital on the consolidated balance sheet. In addition, the Company issued to the placement agent in the transaction warrants to purchase up to 108,000 shares of its common stock at an exercise price of $3.125 per warrant share, exercisable at any time on or prior to October 1, 2010, with a grant date fair value of $0.93 per warrant. The fair value of the warrants described above is estimated at the date of grant using the Black-Scholes pricing model. For as long as the warrants issued in the registered direct offering are outstanding, if there is no effective registration statement covering the resale of the warrant shares by the holders, such warrants may be exercisable, in whole or in part, at such time by means of a “cashless exercise.”

Stock-Based Compensation

The Company incurred $638,000 and $1,996,000 of non-cash compensation expense related to equity incentive grants during the three months ended September 30, 2009 and 2008, respectively, and $2,598,000 and $4,751,000 during the nine months ended September 30, 2009 and 2008, respectively. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Risk-free interest rates	2.0%	—	2.0%	2.6%
Dividend yield	—	—	—	—
Volatility	125.8%	—	123.4%	76.3%
Weighted-average expected term	4.0 years	—	4.8 years	4.3 years

The weighted average grant date fair value of options granted for the three months ended September 30, 2009 was $1.71. There were no grants of options during the three months ended September 30, 2008. The weighted average grant date fair value of options granted for the nine months ended September 30, 2009 and 2008 was $0.38 and $2.40 per option, respectively. The Company used historical information to estimate forfeitures within the valuation model. As of September 30, 2009, there was $1.3 million and $0.9 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 1.7 years and 2.2 years, respectively. These amounts do not include, as of September 30, 2009, 175,000 options outstanding which are milestone-based and vest upon certain corporate milestones, such as FDA approval of the Company’s drug candidates, market capitalization targets, and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs.

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

As part of the 2008 Restructuring, on March 26, 2008, the Company notified its President, I. Craig Henderson, M.D., that the Company was terminating his employment, effective April 15, 2008. Dr. Henderson remained in his position as a member of the Company’s Board of Directors until the annual meeting in June 2008. The Company recognized a $1,569,000 credit to expense, in the nine months ended September 30, 2008, related to the forfeiture of stock options and restricted stock issued to Dr. Henderson. In addition, the Company reached a mutual agreement with its Chief Accounting Officer, Mark Stier, that Mr. Stier resigned effective September 30, 2008. His responsibilities were assumed by James F. Oliviero, the Company’s current Chief Financial Officer, who was appointed Principal Financial and Accounting Officer on May 6, 2008.

The following table summarizes restructuring costs that were provided for and/or incurred by the Company during the comparable nine months ended September 30, 2008:

Nine months ended
(in thousands)	September 30, 2008

Research and development
Impairment of manufacturing facility	$11,037
Manufacturing facility restoration provision	2,063
Severance	624
Non-cash compensation	(1,569)
Total research and development	12,155

Selling, general and administrative
Severance	99
Total selling, general and administrative	99

Total restructuring costs	$12,254

At December 31, 2008, and September 30, 2009, there were no remaining restructuring liabilities.

NOTE 5 - LICENSE AGREEMENTS

In September 2007, the Company entered into a Sublicense Agreement with Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”), JT's pharmaceutical business subsidiary, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate in Japan, which is being developed in the United States under the trade name Zerenex. JT and Torii are responsible for the future development and commercialization costs in Japan. Effective as of June 8, 2009, the Company entered into an Amended and Restated Sublicense Agreement (the “Revised Agreement”) with JT and Torii, which, among other things, provided for the elimination of all significant on-going obligations under the sublicense agreement. Accordingly, in accordance with the Company’s revenue recognition policies, all remaining deferred revenue pertaining to this sublicense has been recognized in the nine months ended September 30, 2009.

Prior to the Revised Agreement, an upfront payment of $12.0 million, which was received in October 2007, was being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represented the estimated period over which the Company had certain significant ongoing responsibilities under the original sublicense agreement. An additional milestone payment of $8.0 million, for the achievement of certain milestones reached in March 2008, was received in April 2008, and was being recognized as license revenue on a straight-line basis over the life of the original agreement (as discussed above). As a result of the signing of the Revised Agreement, as discussed above, the unamortized portion of the upfront payment of $12.0 million and the additional milestone payment of $8.0 million, approximately $18.0 million, was recognized in the nine months ended September 30, 2009.

In March 2009, JT and Torii informed the Company that they had initiated a Phase 2 clinical study of Zerenex in Japan, which triggered a $3.0 million non-refundable milestone payment, which was received by the Company in March 2009. As a result, the Company recorded license revenue of $3.0 million in accordance with its revenue recognition policy, which is included in the nine months ended September 30, 2009.

The Company may receive up to an additional $77.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, JT and Torii will make royalty payments to the Company on net sales of ferric citrate in Japan.

In July 2009, the Company settled a dispute with Alfa Wassermann S.p.A. over issues arising from the terminated license agreement for Sulonex (sulodexide). Under the terms of the settlement agreement, Alfa Wassermann will pay the Company $3,500,000 (of which $2,750,000 was received on July 31, 2009, and $750,000 will be paid on or before July 30, 2010), and the Company is required to deliver to Alfa Wassermann all of its data, information and other intellectual property related to Sulonex.

NOTE 6 – DISCONTINUED OPERATIONS

In September 2008, the Company terminated its license agreement related to the Accumin product and ceased all operations related to the Diagnostic segment. The results of the Company’s Diagnostic segment and the related financial position have been reflected as discontinued operations in the consolidated financial statements. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

Summarized selected financial information for discontinued operations are as follows:

(in thousands)	Three months ended September 30, 2008	Nine months ended September 30, 2008

Diagnostic revenue	$—	$—
Operating expenses:
Cost of diagnostics sold	57	57
Research and development	2	4
Selling, general and administrative	27	114
Total operating expenses	86	175
Loss from discontinued operations	$(86)	$(175)

The assets and liabilities of discontinued operations are stated separately as of September 30, 2009, and December 31, 2008, on the accompanying consolidated balance sheets. The major assets and liabilities categories are as follows:

(in thousands)	September 30, 2009	December 31, 2008
Assets
Assets of discontinued operations	$—	$—

Liabilities
Accounts payable and accrued expenses	$120	$120
Liabilities of discontinued operations	$120	$120

NOTE 7 – SEGMENT INFORMATION

The Company has two reportable segments: Services and Products. The Services business provides clinical trial management and site recruitment services to other biotechnology and pharmaceutical companies. The Products business focuses on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of life-threatening diseases, including cancer and renal disease, and also includes license revenue, other revenue and associated costs.

Segment information for the three month and nine month periods were as follows:

	Revenue
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008

Services	$—	$41	$3	$103
Products	3,500	327	25,191	853
Total	$3,500	$368	$25,194	$956

	Operating income (loss)
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008

Services	$—	$28	$3	$76
Products	431	(6,161)	14,763	(47,424)
Total	$431	$(6,133)	$14,766	$(47,348)

A reconciliation of the totals reported for the operating segments to the consolidated income (loss) from continuing operations is as follows:

	Income (loss) from continuing operations
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008

Operating income (loss) of reportable segments	$431	$(6,133)	$14,766	$(47,348)
Interest and other income (expense), net	129	(622)	377	(1,551)
Income taxes	—	—	—	—
Consolidated income (loss) from continuing operations	$560	$(6,755)	$15,143	$(48,899)

	Assets (1)
(in thousands)	September 30, 2009	December 31, 2008

Services	$—	$—
Products	4,438	3,982
Total assets of reportable segments	4,438	3,982
Cash, cash equivalents, interest receivable and investment securities	41,020	22,652
Consolidated total assets	$45,458	$26,634
(1)	Assets for the Company’s reportable segments include fixed assets, goodwill, accounts receivable and prepaid expenses.

The carrying amount of goodwill by reportable segment as of September 30, 2009 and December 31, 2008 was as follows:

	Goodwill
(in thousands)	September 30, 2009	December 31, 2008

Services	$—	$—
Products	3,208	3,208
Total	$3,208	$3,208

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of life-threatening diseases, including cancer and renal disease. We are developing KRX-0401 (perifosine), a novel, potentially first-in-class, oral anti-cancer agent that inhibits the phosphoinositide 3-kinase (PI3K)/Akt pathway, a key signaling cascade that has been shown to induce cell growth and cell transformation. KRX-0401 has demonstrated both safety and clinical efficacy in several tumor types, both as a single agent and in combination with novel therapies. KRX-0401 also modulates a number of other key signal transduction pathways, including the JNK and MAPK pathways, which are pathways associated with programmed cell death, cell growth, cell differentiation and cell survival. KRX-0401 is currently in Phase 2 clinical development for multiple tumor types, with a Phase 3 in multiple myeloma, under Special Protocol Assessment, or SPA, pending commencement by year-end.

We are also developing Zerenex™ (ferric citrate), an oral, iron-based compound that has the capacity to bind to phosphate and form non-absorbable complexes. Zerenex has recently completed a U.S. Phase 2 clinical program as a treatment for hyperphosphatemia (elevated phosphate levels) in patients with end-stage renal disease, or ESRD, and we are in the process of finalizing the design for our Phase 3 program for Zerenex in consultation with the FDA. Zerenex is also in Phase 2 development in Japan by our Japanese partner, Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”).

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

The table below summarizes the status of our product pipeline.

Product candidate	Target indication	Development status
KRX-0401 (perifosine)	Multiple myeloma	Phase 3 pending, under SPA
	Multiple other forms of cancer	Phase 2 trials ongoing

Zerenex™ (ferric citrate)	Hyperphosphatemia in patients with	U.S. Phase 2 complete
	end-stage renal disease	U.S. Phase 3 program pending
Japan Phase 2 ongoing by sublicensee (JT and Torii)

KRX-0401 (perifosine)

Multiple Myeloma

On August 3, 2009, we announced that we had reached agreement with the FDA regarding an SPA on the design of a Phase 3 trial for KRX-0401 (perifosine) in relapsed or relapsed / refractory multiple myeloma patients previously treated with bortezomib (VELCADE®). The SPA provides agreement that the Phase 3 study design adequately addresses objectives in support of a regulatory submission. The trial, entitled, “A Phase 3 Randomized Study to Assess the Efficacy and Safety of Perifosine Added to the Combination of Bortezomib and Dexamethasone in Multiple Myeloma Patients Previously Treated with Bortezomib” will be a double-blind, placebo-controlled trial comparing the efficacy and safety of KRX-0401 versus placebo when combined with bortezomib and dexamethasone. The trial, powered at 90%, will enroll approximately 400 patients with relapsed or relapsed / refractory multiple myeloma. The primary endpoint is progression-free survival and secondary endpoints include overall response rate, overall survival and safety. Drs. Paul Richardson and Kenneth Anderson, from the Jerome Lipper Multiple Myeloma Center, Dana-Farber Cancer Institute, have agreed to lead the Phase 3 trial, which is pending commencement by year-end.

On September 16, 2009, we announced that KRX-0401 (perifosine) has received Orphan-Drug designation from the FDA for the treatment of multiple myeloma. Orphan-drug designation is granted by the FDA Office of Orphan Drug Products to novel drugs or biologics that treat a rare disease or condition affecting fewer than 200,000 patients in the U.S. The designation provides the drug developer with a seven-year period of U.S. marketing exclusivity if the drug is the first of its type approved for the specified indication or if it demonstrates superior safety, efficacy, or a major contribution to patient care versus another drug of its type previously granted the designation for the same indication, as well as with tax credits for clinical research costs, the ability to apply for annual grant funding, clinical research trial design assistance and waiver of Prescription Drug User Fee Act (PDUFA) filing fees.

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

Although not a primary endpoint in the study, overall survival was analyzed with results as follows:

Group	Median Overall Survival*	% Change
Xeloda + Perifosine	22 months [95% CI (12.1, NR)]	35% increase**
Xeloda + Placebo	16.3 months [95% CI (5.3, 17.1)]
*	Survival calculated from date of randomization until date of death from any cause, whether or not additional therapies were received after removal from treatment.
**	As of September 2009, median overall survival in the perifosine plus capecitabine patient group is ongoing with 9 of the 20 patients in this arm still alive.

Renal Cell Carcinoma

On September 26, 2009, Dr. Thomas E. Hutson, Director of the Genitourinary Oncology Program at Baylor-Sammons Cancer Center in Dallas, TX, presented updated Phase 2 results demonstrating KRX-0401 (perifosine) single agent efficacy in patients with metastatic renal cell carcinoma, in a presentation entitled, "Phase 2 study of perifosine in patients with metastatic renal cell carcinoma progressing after prior therapy with both a VEGF Receptor Inhibitor and an mTOR inhibitor." Data from this study was first presented at the American Society of Clinical Oncology (ASCO) annual meeting in May 2009. The presentation included results from a subgroup of patients who failed both a VEGF receptor inhibitor (sunitinib or sorafenib) and an mTOR inhibitor (temsirolimus or everolimus). Evaluable patients (n=16) were defined as those who had greater than 7 days of treatment (2 additional patients withdrew consent within 7 days). Patients received 100 mg of perifosine daily until progression or unacceptable toxicity. The primary endpoint of this study was clinical benefit, defined as response rate (CR / PR by RECIST) or percent of patients progression-free for at least 3 months. Median progression-free survival (PFS) and overall survival were also analyzed for efficacy. Safety was a secondary endpoint. Perifosine was well-tolerated with the most common adverse events being gastrointestinal discomfort and fatigue. Best response to single agent perifosine was as follows:

N	PR N (%)	SD > 12 wks N (%)	PD < 12 wks N (%)	Median PFS	Overall Survival
16	1 (6%)	7 (44%)	8 (50%)	16 wks [95% CI (11.7, 28)]	Not Reached (14/16 alive) at 22+ months
PR: Partial response;  SD: Stable disease;  PD: Progressive disease

Other Indications

In July 2009, we announced the initiation of a Phase 1 clinical study to evaluate KRX-0401 (perifosine) as a single agent treatment for recurrent solid tumors in pediatric patients. This Phase 1 study is now open for enrollment at Memorial Sloan-Kettering Cancer Center in New York City. The study is being fully funded by an external grant provided by a private organization.

In October 2009, we announced the initiation of a Phase 2 clinical study to evaluate KRX-0401 (perifosine) as a single agent treatment for relapsed or refractory Chronic Lymphocytic Leukemia (CLL) and Small Lymphocytic Lymphoma (SLL). This Phase 2 study is currently open for enrollment at Duke University and is being externally funded.

Zerenex (ferric citrate)

Effective on June 8, 2009, we entered into an Amended and Restated Sublicense Agreement (the “Revised Agreement”) with JT and Torii. The parties had originally entered into a sublicense agreement on September 26, 2007. As a result of the Revised Agreement, we no longer have significant on-going involvement or obligations under the sublicense agreement. As such, in accordance with our revenue recognition policies, all deferred revenue balances pertaining to this sublicense agreement have been recognized as revenue in the nine months ended September 30, 2009.

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

On September 23, 2009, we announced results of the Open Label Extension (OLE) trial of Zerenex for the treatment of elevated serum phosphorous levels, or hyperphosphatemia, in patients with ESRD on dialysis. The OLE trial, conducted in Taiwan, enrolled 29 of the 37 Taiwanese patients that had completed the randomized, multi-center, multi-national (United States and Taiwan) dose-ranging Phase 2 study. This OLE represents the first trial to examine the long-term safety and efficacy of Zerenex as a phosphate binder. The treatment period in all previous Zerenex Phase 2 clinical trials did not exceed 28 days.

The OLE trial provided for a daily dose, ranging from 2 to 6 g/day of Zerenex, for a period of up to one year following completion of the 28-day, dose-ranging Phase 2 study. The average duration of the patients' participation in the OLE trial was 306 +/- 85 days.

Data from the OLE trial indicate that the mean serum phosphorus level throughout the trial was 5.22 +/- 0.18 mg/dL, and the mean product of calcium times phosphate (CaxP) was 49.06 +/- 2.15 mg(2)/dL(2), both within the normal range as recommended by the KDOQI guidelines. In addition, during the OLE trial, the administration of IV iron as a supplement was withheld in 8 patients (27.6%) for periods ranging from 3 to 6 months and the administration of EPO was withheld in 8 patients (27.6%) for short periods because the hemoglobin, hematocrit, and iron parameters were within normal clinical ranges as assessed by the investigator. There were no signs of potential iron overload in the study patients, and there were no Zerenex-related serious adverse events as noted by either the patient or investigator.

We are in the process of finalizing the design for our Phase 3 program for Zerenex in consultation with the FDA.

General Corporate

On September 30, 2009, we completed a registered direct offering to certain institutional investors of 8,000,000 shares of common stock and warrants to purchase up to a total of 2,800,000 shares of common stock to such investors for gross proceeds of approximately $20 million. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock. The purchase price per unit was $2.50. Subject to certain ownership limitations, the warrants are exercisable at any time on or after the initial issue date and on or prior to October 1, 2010, at an exercise price of $2.65 per warrant share. In addition, the placement agent received a warrant to purchase up to 108,000 shares of our common stock at an exercise price of $3.125 per warrant share, exercisable at any time on or prior to October 1, 2010. Total proceeds to us from this public offering were approximately $18.4 million, net of offering costs of approximately $1.6 million. The shares and warrants were sold under a shelf registration statement on Form S-3 (File No. 333-161607) filed with the Securities and Exchange Commission, or SEC, on August 28, 2009, and declared effective by the SEC on September 23, 2009. The registration statement provides for the offering of up to $40 million of our common stock and warrants.

Subsequent to the registered direct offering that was completed in September 2009, there remains approximately $12.2 million of our common stock and warrants available for sale on the shelf registration statement.

On September 14, 2009, we entered into an employment agreement with Ron Bentsur, our Chief Executive Officer.  The full agreement and the terms of the agreement were filed on Form 8-K on September 14, 2009. Under the employment agreement, Mr. Bentsur’s base salary will be equal to $300,000 per year, which amount will be reviewed annually by the Compensation Committee of the Board of Directors (the “Compensation Committee”) and may be increased from year to year or decreased in an amount up to 10% in the aggregate.  Mr. Bentsur also is eligible to receive an annual bonus, not to exceed 75% of his base salary, if certain performance objectives agreed to by the Compensation Committee and Mr. Bentsur are met.

As an inducement to his employment, on May 20, 2009, we granted Mr. Bentsur options to purchase 600,000 shares of our common stock at an exercise price of $0.35, the fair market value of the stock on the date of grant. The options will vest in equal annual installments over a four-year period or upon an earlier change in control of Keryx. The options were granted as an inducement award and were not issued under our 2007 Incentive Plan. Mr. Bentsur is eligible for additional stock-based awards under Keryx’s long-term incentive plan, as determined by the Compensation Committee.  In addition, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

(1)           100,000 shares of restricted stock will be granted to Mr. Bentsur upon the achievement of a $1.00 share price of Keryx’s common stock for 120 consecutive days (based upon the average closing price of our common stock for a 120-day period after May 20, 2009). Such restricted stock will vest in equal installments over each of the first three anniversaries of the date of grant provided that Mr. Bentsur remains an employee of Keryx during such vesting period, or immediately upon achievement of milestone #2.

(2)           250,000 shares of restricted stock will be granted to Mr. Bentsur upon the achievement of a $2.50 share price of Keryx’s common stock for 120 consecutive days (based upon the average closing price of our common stock for a 120-day period after May 20, 2009). Such restricted stock will vest in equal installments over each of the first three anniversaries of the date of grant provided that Mr. Bentsur remains an employee of Keryx during such vesting period.

(3)           400,000 shares of restricted stock will be granted to Mr. Bentsur upon the first to occur of (a) Keryx’s filing of an accepted new drug application (an “NDA”) with the U.S. Food and Drug Administration for Zerenex or Perifosine, or (b) Keryx’s outlicensing of Zerenex or Perifosine in the U.S. to a third party.  Such restricted stock will vest in equal installments over each of the first three anniversaries of the date of grant provided that Mr. Bentsur remains an employee of Keryx during such vesting period.  This milestone #3 may be achieved with respect to NDAs or qualifying outlicenses for multiple indications of the same product, but not for subsequent outlicenses of the product relating to an indication for which the milestone is met. Upon achievement of milestone #4 below with respect to a product, the restricted stock granted for one indication of the product under milestone #3 above will vest in full.

(4)           500,000 shares of restricted stock will be granted to Mr. Bentsur, upon the first to occur of (a) Keryx’s first commercial sale of Zerenex or Perifosine in the U.S. off an approved NDA, (b) Keryx’s receipt of the first royalty upon the commercial sale of Zerenex or Perifosine in the U.S. by a partner to whom Keryx has sold exclusive or non-exclusive commercial rights, or (c) Keryx’s complete outlicensing of the entire product rights of Zerenex or Perifosine in the U.S.  Such restricted stock will vest on the first anniversary of the date of grant provided that Mr. Bentsur remains an employee of Keryx during such vesting period.

(5)           100,000 shares of restricted stock will be granted to Mr. Bentsur upon each event of Keryx’s outlicensing Zerenex in a foreign market, other than Japan, resulting in a greater than $10 million non-refundable cash payment to Keryx with a gross deal value to Keryx of at least $50 million.  Such restricted stock will vest in equal installments over each of the first three anniversaries of the date of grant provided that Mr. Bentsur remains an employee of Keryx during such vesting period.

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

Our results of operations include non-cash compensation expense as a result of the grants of stock options, restricted stock and warrants. Compensation expense for awards of options and restricted stock granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual awards. The expense is included in the respective categories of expense in the consolidated statements of operations. We expect to continue to incur significant non-cash compensation expenses.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2009 and September 30, 2008

License Revenue. License revenue decreased by $327,000 to $0 for the three months ended September 30, 2009, as compared to $327,000 for the three months ended September 30, 2008. The decrease in license revenue during the three months ended September 30, 2009, was due to the recognition in the second quarter of 2009 of the remaining deferred revenue related to the JT and Torii sublicense agreement originally signed in September 2007, and amended and restated on June 8, 2009. The Amended and Restated Sublicense Agreement, among other things, provided for the elimination of all significant on-going obligations under the sublicense agreement.  We do not expect to recognize additional license revenue during the remainder of 2009.

Service Revenue. There was no service revenue in the three months ended September 30, 2009, as compared to service revenue of $41,000 for the three months ended September 30, 2008. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2009.

Other Revenue. Other revenue of $3,500,000 for the three months ended September 30, 2009 was due to the settlement of our dispute with Alfa Wassermann S.p.A., in July 2009, over issues arising from the terminated license agreement for Sulonex (sulodexide). There was no other revenue for the three months ended September 30, 2008. We do not expect to recognize additional other revenue during the remainder of 2009.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $54,000 to $388,000 for the three months ended September 30, 2009, as compared to $334,000 for the three months ended September 30, 2008. The increase in non-cash compensation expense in the three months ended September 30, 2009, as compared to September 30, 2008, was primarily related to grants of equity awards to research and development personnel and the recording of the related fair value of the awards over the respective vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses decreased by $681,000 to $1,527,000 for the three months ended September 30, 2009, as compared to $2,208,000 for the three months ended September 30, 2008. The decrease in other research and development expenses was due primarily to a $1,006,000 reduction in research and development expenses related to KRX-0401, primarily due to reductions in headcount and other research and development expenses related to this development program, partially offset by a $206,000 increase in research and development expenses related to Zerenex. We expect our other research and development costs to increase for the remainder of 2009 due to the preparation for, and initiation of, our expected Phase 3 clinical programs for our drug candidates.

Non-Cash Compensation Expense (Selling, General and Administrative). Non-cash compensation expense (selling, general and administrative) related to equity incentive grants decreased by $1,412,000 to $250,000 for the three months ended September 30, 2009, as compared to an expense of $1,662,000 for the three months ended September 30, 2008. The decrease was primarily due to a $1,380,000 decrease in non-cash compensation related to equity incentive grants previously issued to Mr. Weiss, our former chief executive officer, who was terminated on April 23, 2009.

Other Selling General and Administrative Expenses. Other selling, general and administrative expenses decreased by $1,380,000 to $904,000 for the three months ended September 30, 2009, as compared to an expense of $2,284,000 for the three months ended September 30, 2008. The decrease was due primarily to a one-time premium payment for insurance of $1,151,000 in the three months ended September 30, 2008. We expect our other selling, general and administrative expenses in the fourth quarter of 2009 to remain at a comparable level to those reported in the third quarter of 2009.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, increased by $751,000 to income of $129,000 for the three months ended September 30, 2009, as compared to an expense of $622,000 for the three months ended September 30, 2008. The three months ended September 30, 2008, includes a $912,000 impairment charge related to our investments in auction rate securities. Interest income related to our investments decreased in the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, due a lower level of invested funds and lower interest rates as compared to the comparable period last year.

Nine months ended September 30, 2009 and September 30, 2008

License Revenue. License revenue increased by $20,763,000 to $21,616,000 for the nine months ended September 30, 2009, as compared to $853,000 for the nine months ended September 30, 2008. The increase in license revenue during the nine months ended September 30, 2009, was primarily due to the recognition of all remaining deferred revenue related to the JT and Torii sublicense agreement originally signed in September 2007, and amended and restated on June 8, 2009, as discussed above. In addition, during the nine months ended September 30, 2009, we recognized $3.0 million in license revenue from a milestone received from JT and Torii due to their initiation of a Phase 2 clinical study of Zerenex in Japan.  We do not expect to recognize additional license revenue during the remainder of 2009.

Service Revenue. Service revenue decreased by $100,000 to $3,000 for the nine months ended September 30, 2009, as compared to service revenue of $103,000 for the nine months ended September 30, 2008. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2009.

Other Revenue. Other revenue for the nine months ended September 30, 2009 was $3,575,000, of which $3,500,000 was due to the settlement of our dispute with Alfa Wassermann, in July 2009, over issues arising from the terminated license agreement for Sulonex (sulodexide) and $75,000 was related to a payment earned in June 2009 from a December 2008 license termination agreement for KRX-0501. Payments associated with this license termination agreement are recognized as earned since we have no on-going responsibilities under the terminated license agreement or the termination agreement. There was no other revenue for the nine months ended September 30, 2008. We do not expect to recognize additional other revenue during the remainder of 2009.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $1,345,000 to $950,000 for the nine months ended September 30, 2009, as compared to a credit of $395,000 for the nine months ended September 30, 2008. Non-cash compensation expense in the nine months ended September 30, 2008 included a $1,233,000 credit to expense related to stock options and restricted stock issued to our former President, who was terminated as part of the 2008 Restructuring.

Other Research and Development Expenses. Other research and development expenses decreased by $32,920,000 to $4,357,000 for the nine months ended September 30, 2009, as compared to $37,277,000 for the nine months ended September 30, 2008. The decrease in other research and development expenses was due primarily to a $26,909,000 reduction in research and development expenses related to the cessation of the development of Sulonex in March 2008. Included in the research and development expenses related to Sulonex for the nine months ended September 30, 2008 are an $11,037,000 impairment charge related to the write-down of the assets of the Sulonex manufacturing suite to their fair value following the cessation of our development of Sulonex, and a $2,063,000 expense for costs relating to the required restoration of the leased manufacturing facility to its original condition. For more information regarding these expenses please see “Note 4 - Restructuring” above. In addition to the $26,909,000 decrease in other research and development expenses related to Sulonex discussed above, there was a decrease of $5,432,000 in research and development expenses related to KRX-0401, primarily due to reductions in headcount and other research and development expenses related to the development program. We expect our other research and development costs to increase for the remainder of 2009 due to the preparation for, and initiation of, our expected Phase 3 clinical programs for our drug candidates.

Non-Cash Compensation Expense (Selling, General and Administrative). Non-cash compensation expense (selling, general and administrative) related to equity incentive grants decreased by $3,498,000 to $1,648,000 for the nine months ended September 30, 2009, as compared to an expense of $5,146,000 for the nine months ended September 30, 2008. The decrease was primarily due to a $3,906,000 decrease in non-cash compensation related to equity incentive grants previously issued to Mr. Weiss, our former chief executive officer, who was terminated on April 23, 2009, offset by $660,000 in non-cash compensation associated with the equity modifications of Mr. Weiss’ outstanding stock options and shares of restricted stock.

Other Selling General and Administrative Expenses. Other selling, general and administrative expenses decreased by $2,776,000 to $3,473,000 for the nine months ended September 30, 2009, as compared to an expense of $6,249,000 for the nine months ended September 30, 2008. The decrease was due primarily to a one-time premium payment for insurance of $1,151,000 in the nine months ended September 30, 2008 and a reduction of expenses in the nine months ended September 30, 2009, as compared to the comparable period last year as a result of the 2008 Restructuring, offset by approximately $551,000 of expense in the nine months ended September 30, 2009, for severance and notice pay related to the termination of our former chief executive officer on April 23, 2009. We expect our other selling, general and administrative expenses in the fourth quarter of 2009 to remain at a comparable level to those reported in the third quarter of 2009.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, increased by $1,928,000 to income of $377,000 for the nine months ended September 30, 2009, as compared to an expense of $1,551,000 for the nine months ended September 30, 2008. The nine months ended September 30, 2008, includes $2,787,000 of impairment charges related to our investments in auction rate securities. Interest income related to our investments decreased in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, due a lower level of invested funds and lower interest rates as compared to the comparable period last year.

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

On September 30, 2009, we completed a registered direct offering to certain investors of 8,000,000 shares of our common stock and warrants to purchase up to a total of 2,800,000 shares of our common stock for gross proceeds of approximately $20 million. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock. The purchase price per unit was $2.50. Subject to certain ownership limitations, the warrants are exercisable at any time on or after the initial issue date and on or prior to October 1, 2010, at an exercise price of $2.65 per warrant share. In addition, the placement agent received a warrant to purchase up to 108,000 shares of our common stock at an exercise price of $3.125 per warrant share, exercisable at any time on or prior to October 1, 2010. Total proceeds to us from this public offering were approximately $18.4 million, net of offering costs of approximately $1.6 million. The shares and warrants were sold under a shelf registration statement on Form S-3 (File No. 333-161607) filed with the SEC on August 28, 2009, and declared effective by the SEC on September 23, 2009. The registration statement provides for the offering of up to $40 million of our common stock and warrants. Subsequent to this registered direct offering, there remains approximately $12.2 million of our common stock and warrants available for sale under the shelf registration statement. We may offer the remaining securities under our shelf registration from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in our best interests and the best interests of our stockholders. We believe that the shelf registration provides us with the flexibility to raise additional capital to finance our operations as needed.

As of September 30, 2009, we had $33.7 million in cash, cash equivalents, interest receivable, and short-term investment securities (before disbursement of approximately $1.6 million of offering costs related to our registered direct offering discussed above), an increase of $18.2 million from December 31, 2008. Approximately $1.6 million of offering costs were disbursed subsequent to September 30, 2009. In addition, at September 30, 2009, we had $7.3 million in non-current auction rate securities, as discussed below. We currently anticipate that our cash, cash equivalents and investment securities as of September 30, 2009, exclusive of our holdings in auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan for at least the next 24 months.

Cash used in operating activities in continuing operations for the nine months ended September 30, 2009 was $1.8 million, as compared to $35.3 million for the nine months ended September 30, 2008. This decrease in cash used in operating activities was due primarily to the cessation of the Sulonex program in March 2008, the 2008 Restructuring, a $3.0 million non-refundable milestone payment received from JT and Torii associated with their initiation of a Phase 2 trial for Zerenex in Japan, and $2.75 million of the $3.5 million settlement award received from Alfa Wassermann.

For the nine months ended September 30, 2009, net cash provided by investing activities of $2.3 million was primarily the result of proceeds from the maturity of our investments in short-term securities. For the nine months ended September 30, 2009, net cash provided by financing activities totaled $20.0 million and was primarily due to our registered direct offering of common stock and warrants completed in September 2009.

As of September 30, 2009, $7.3 million of our investment securities were auction rate securities and represent interests in student loan-backed securities. The auction rate securities are recorded at their fair value and classified as long-term investments. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically allowed existing investors either to rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. This auction process has historically provided a liquid market for these securities; however, the uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While all but one of these investments were rated A or higher at September 30, 2009, we are uncertain as to when, or if, the liquidity issues relating to these investments will improve. We assessed the fair value of our auction rate securities portfolio. As a result of this valuation process, we recorded impairment charges totaling $0.1 and $2.8 million during the nine months ended September 30, 2009 and 2008, respectively, for other-than-temporary declines in the value of our auction rate securities. These other-than-temporary impairment charges were included in interest and other income (expense), net. For the three and nine months ended September 30, 2009, we reported other comprehensive income of $0.3 million for a temporary unrealized gain related to the increase in estimated fair value for our auction rate securities. The estimated fair value of our auction rate securities ($10.0 million par value) is $7.3 million at September 30, 2009.

In October 2009, we sold three of our auction rate security investments. The securities had a combined par value of $5.0 million and a combined adjusted book value of $3.8 million. Proceeds to us from the sale of these securities were $3.9 million, representing a gain of $0.1 million over adjusted book value. We will continue to attempt to sell our auction rate securities until the auctions are successful; however, there is no assurance as to when, or if, the market for auction rate securities will stabilize. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur additional impairment charges with respect to our auction rate securities portfolio, which could negatively affect our financial condition, cash flow and reported earnings, and the lack of liquidity of our auction rate securities could have a material impact on our ability to fund our operations.

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

Stock Compensation. We have granted stock options and restricted stock to employees, directors and consultants, as well as warrants to other third parties. For employee and director grants, the value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. We base our estimates of our stock price volatility on the historical volatility of our common stock and our assessment of future volatility; however, these estimates are neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and warrants. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those equity awards expected to vest. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reported.  In addition, because some of the options and warrants issued to employees, consultants and other third-parties vest upon the achievement of certain milestones, the total expense is uncertain.

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

Revenue Recognition. We recognize license revenue in accordance with the revenue recognition guidance of the Codification. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

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

Accounting Related to Goodwill. As of September 30, 2009, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

We are required to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition that were used to determine the valuation of goodwill and intangibles. In future years, the possibility exists that changes in forecasts and estimates from those used at the acquisition date could result in impairment indicators.

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

We had entered into a relationship with SPL, a U.S.-based contract manufacturer, for Sulonex to build a larger scale manufacturing suite within their current facility, which they would operate on our behalf. We spent approximately $11.3 million in capital expenditures building the suite. With the cessation of our development of Sulonex in March 2008, we recognized an impairment charge of $11.0 million, which is included in other research and development expenses in the nine months ended September 30, 2008, to write the assets down to their fair value of $300,000, the amount for which the assets were sold during June 30, 2008.

Impairment of Investment Securities. As of September 30, 2009, $7.3 million of our investment securities were auction rate securities and represent interests in student loan-backed securities. The auction rate securities are recorded at their fair value and classified as long-term investments. The uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While all but one of these investments were rated A or higher at September 30, 2009, we are uncertain as to when, or if, the liquidity issues relating to these investments will improve. We assessed the fair value of our auction rate securities portfolio. As a result of this valuation process, as described below, we recorded impairment charges totaling $0.1 and $2.8 million during the nine months ended September 30, 2009 and 2008, respectively, for other-than-temporary declines in the value of our auction rate securities. These other-than-temporary impairment charges were included in interest and other income (expense), net. For the nine months ended September 30, 2009, we reported comprehensive income of $0.3 million related to temporary unrealized gain on our auction rate securities. The estimated fair value of our remaining auction rate securities ($10.0 million par value) is $7.3 million at September 30, 2009.

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

We review investment securities for impairment and to determine the classification of the impairment as temporary or other-than-temporary. Losses are recognized in our consolidated statement of operations when a decline in fair value is determined to be other-than-temporary. We review our investments on an ongoing basis for indications of possible impairment. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors we consider in classifying an impairment include the extent and time the fair value of each investment has been below cost and our ability to hold such investment to maturity.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board, or FASB, to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification, or Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates, or ASUs. ASUs will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The ASU also eliminates the use of the residual method and instead requires an entity to allocate revenue using the relative selling price method. Additionally, the guidance expands disclosure requirements with respect to multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this standard on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy, and also currently have illiquid investments in auction rate securities. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of September 30, 2009, our portfolio of financial instruments consists of cash equivalents and long-term auction rate securities. Due to the short-term nature of our money market funds, we believe we have no material exposure to interest rate risk, and/or credit risk, arising from our money market funds.

As of September 30, 2009, $7.3 million of our investment securities were auction rate securities and represent interests in student loan-backed securities. The auction rate securities are recorded at their fair value and classified as long-term investments. The uncertainties in the credit markets have affected all of our holdings in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. While all but one of these investments were rated A or higher at September 30, 2009, we are uncertain as to when, or if, the liquidity issues relating to these investments will improve. We will continue to attempt to sell our auction rate securities until the auctions are successful. If uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience any credit rating downgrades on the auction rate securities in our portfolio, we may incur additional impairment charges with respect to our auction rate securities portfolio, which could negatively affect our financial condition, cash flow and reported earnings. We continue to monitor the fair value of our auction rate securities and relevant market conditions and will recognize additional impairment charges if future circumstances warrant such charges.

The valuation methods used to estimate the auction rate securities’ fair value were (1) a discounted cash flow model, where the expected cash flows of the auction rate securities are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the auction rate securities are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar auction rate securities. The valuation also included assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. Assuming a 10% adverse change in the fair value of these securities overall, the fair value of our auction rate securities would decline approximately $730,000. However, each of our auction rate security investments have different features and are subject to different risks and therefore, any market decline would impact these securities to a different degree. In addition, the estimated fair value of the auction rates securities may differ from the values that would have been used had a ready market existed, and the differences could be material to the consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.

We are presently engaged in an arbitration proceeding with ICON Central Laboratories (“ICON”), the central laboratory we used for the clinical development of Sulonex (sulodexide), concerning certain fees related mainly to the provision of storage services pursuant to a series of service agreements. In March 2008, we terminated the agreements.  ICON is claiming that we owe it $816,647 in unpaid invoices, much of which is made up of charges for annual storage fees incurred after the effective date of termination of the agreements. We intend to vigorously defend this proceeding, and have asserted a counterclaim for a refund of the unused portions of the annual storage fees already paid to ICON.

In October 2009, we filed a statement of claim with the Financial Institution Regulatory Authority (“FINRA”) to commence an arbitration proceeding against an SEC registered broker-dealer.  In this arbitration proceeding, we seek damages arising from that broker-dealer’s fraudulent, unsuitable and negligent recommendations and purchases of auction rate securities for our cash management account. The claim will be determined by a panel of three FINRA arbitrators. We seek an award of direct, consequential, and punitive damages, as well as the costs of the arbitration hearing and attorneys’ fees.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2009, we had an accumulated deficit of approximately $316.8 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

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

On August 3, 2009, we announced that we had reached agreement with the FDA regarding an SPA on the design of a Phase 3 trial for KRX-0401 (perifosine) in relapsed or relapsed / refractory multiple myeloma patients previously treated with bortezomib (VELCADE®). Many companies who have been granted an SPA and/or the right to utilize an accelerated approval approach have failed to obtain approval. Since we are seeking accelerated approval under an SPA, we may be subject to enhanced scrutiny. Additionally, even if the primary endpoint is achieved, an SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, changes in scientific or medical evidence or sentiment or internal inconsistency in the data prior to making their final decision. The FDA may also seek the guidance of an advisory panel prior to making their final decision.

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

Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies. Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding that has been seen in some high-dose, ferric citrate canine studies, may require us to do additional studies, which could delay the development of the drug or lead to a decision to discontinue development of the drug. Drug candidates in the later stages of clinical development may fail to show the desired safety and efficacy traits despite positive results in initial clinical testing. Results from earlier studies may not be indicative of results from future clinical trials and the risk remains that a pivotal program may generate efficacy data that will be insufficient for the approval of the drug, or may raise safety concerns that may prevent approval of the drug. Interpretation of the prior pre-clinical and clinical safety and efficacy data of our drug candidates may be flawed and there can be no assurance that safety and/or efficacy concerns from the prior data were overlooked or misinterpreted, which in subsequent, larger studies appear and prevent approval of such drug candidates. We may not be able to replicate in our planned Phase 3 clinical program for Zerenex, the efficacy and safety results for Zerenex observed in the previous Phase 2 clinical trials and the Open Label Extension (OLE) clinical trial, or the effects of Zerenex on IV iron and EPO use observed in the OLE clinical trial. We will need to re-input our safety information on KRX-0401 into a Good Clinical Practice-compliant database and can provide no assurance that safety concerns will not subsequently arise.

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

If, in the future, the market conditions for raising capital deteriorate, we may be forced to rely predominantly or entirely on our ability to contract with third parties for our manufacturing, drug development and marketing. If we are unable to contract with such third parties, we may be forced to limit or suspend or terminate the development of some or all of our product candidates.

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

Even if we obtain FDA approval to market our drug products, if they fail to achieve market acceptance, we may never record meaningful revenues.

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

As of October 31, 2009, we had 14 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system, such as proposals relating to the pricing of healthcare products and services in the United States or internationally, the reimportation of drugs into the U.S. from other countries (where they are then sold at a lower price), and the amount of reimbursement available from governmental agencies or other third party payors. Health care reform legislation currently being considered in the U.S. House of Representatives and the Senate could have a substantial impact on the pharmaceutical industry. For example, proposals to impose an annual fee on manufacturers of branded prescription pharmaceuticals could impact our products. The pendency or approval of such proposals could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.

For example, the Centers for Medicare & Medicaid Services has proposed that Medicare payment for phosphate binders be bundled into the packaged composite rate paid by Medicare to dialysis clinics as reimbursement for most of the dialysis-related services provided to Medicare patients. If these product classes are bundled into the composite rate as proposed, separate Medicare reimbursement will no longer be available for phosphate binders. It is too early to project the impact bundling may have on the phosphate binder industry.

On September 27, 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-market authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA's exercise of its new authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements, and potential restrictions on the sale or distribution of approved products.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 14 full and part-time employees as of October 31, 2009. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our current cash, cash equivalents and investment securities may not be adequate to support our operations for the length of time that we have estimated.

We currently anticipate that our cash, cash equivalents and investment securities as of September 30, 2009, exclusive of our holdings in auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan for at least the next 24 months. Our forecast of the period of time through which our cash, cash equivalents and investment securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

In addition to patent protection, we may utilize orphan drug regulations or other provisions of the Food, Drug and Cosmetic Act to provide market exclusivity for certain of our drug candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the United States, or, diseases that affect more than 200,000 individuals in the United States but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. On September 16, 2009, we announced that KRX-0401 (perifosine) has received Orphan-Drug designation from the FDA for the treatment of multiple myeloma. We believe that KRX-0401 (perifosine) may be eligible for additional orphan drug designations; however, we cannot assure that KRX-0401, or any other drug candidates we may acquire or in-license, will obtain such orphan drug designations.

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

On August 28, 2009, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-161607)), that was declared effective by the SEC on September 23, 2009, providing for the offering of up to $40 million of our common stock and warrants to purchase our common stock. Subsequent to the registered direct offering that was completed on September 30, 2009, there remains approximately $12.2 million of our common stock and warrants available for sale on this shelf registration statement. Future sales pursuant to this registration statement could depress the market for our common stock.

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

3.3
Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007, filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 9, 2007 and incorporated herein by reference.

10.1	Employment Agreement with Ron Bentsur dated September 14, 2009, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 16, 2009 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2009.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2009.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: November 10, 2009	By:	/s/ James F. Oliviero
Chief Financial Officer

Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2009.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2009.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2009.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2009.