Form 10-Q
period 2010-03-31
KERYX BIOPHARMACEUTICALS INC
filed 2010-05-11
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

There were 58,585,555 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 5, 2010.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

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

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;

•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our business strategy, including expectations regarding the value and liquidity of our investments;

•	expected losses; and

•	expectations for future capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.
Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009

(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,136	$16,386
Short-term investment securities	14,195	17,548
Interest receivable	78	66
Other current assets	1,241	1,521
Total current assets	31,650	35,521
Long-term investment securities	1,702	1,914
Property, plant and equipment, net	80	94
Goodwill	3,208	3,208
Other assets, net	81	81
Total assets	$36,721	$40,818

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,084	$5,001
Accrued compensation and related liabilities	138	755
Deferred revenue	156	156
Liabilities of discontinued operations	120	120
Total current liabilities	5,498	6,032
Contingent equity rights	2,639	2,639
Other liabilities	33	50
Total liabilities	8,170	8,721
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (95,000,000 shares authorized, 57,183,344 and 56,560,478 shares issued, 57,103,396 and 56,480,530 shares outstanding at March 31, 2010 and December 31, 2009, respectively)	57	57
Additional paid-in capital	354,299	353,650
Treasury stock, at cost, 79,948 shares at March 31, 2010 and December 31, 2009, respectively	(357)	(357)
Accumulated other comprehensive income	—	180
Accumulated deficit	(325,448)	(321,433)
Total stockholders’ equity	28,551	32,097
Total liabilities and stockholders’ equity	$36,721	$40,818

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Operations
for the three months ended March 31, 2010 and 2009 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2010	2009
Revenue:
License revenue	$—	$3,327
Service revenue	—	3
Total revenue	—	3,330

Operating expenses:
Research and development:
Non-cash compensation	242	201
Other research and development	2,554	1,374
Total research and development	2,796	1,575

General and administrative:
Non-cash compensation	407	370
Other general and administrative	898	1,041
Total general and administrative	1,305	1,411

Total operating expenses	4,101	2,986

Operating (loss) income	(4,101)	344

Interest and other income, net	86	107
(Loss) income before income taxes	(4,015)	451

Income taxes	—	—
Net (loss) income	$(4,015)	$451

Basic net (loss) income per common share	$(0.07)	$0.01
Diluted net (loss) income per common share	$(0.07)	$0.01

Weighted average shares used in computing basic net (loss) income per common share	56,880,953	47,853,895
Weighted average shares used in computing diluted net (loss) income per common share	56,880,953	48,050,220

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
for the three months ended March 31, 2010 (Unaudited)

(in thousands, except share amounts)

							Accumulated
				Additional			other
	Common stock			paid-in	Treasury stock		comprehensive	Accumulated
	Shares	Amount		capital	Shares	Amount	income	deficit	Total
Balance at December 31, 2009	56,560,478	$57		$353,650	79,948	$(357)	$180	$(321,433)	$32,097
Changes during the period:
Issuance of restricted stock	630,500	—	*	—	—	—	—	—	—	*
Forfeiture of restricted stock	(7,634)	(—	)*	—	—	—	—	—	(—	)*
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		649	—	—	—	—	649
Reduction of unrealized gain on long-term investment securities							(180)		(180)
Net loss	—	—		—	—	—	—	(4,015)	(4,015)
Balance at March 31, 2010	57,183,344	$57		$354,299	79,948	$(357)	$—	$(325,448)	$28,551

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows
for the three months ended March 31, 2010 and 2009 (Unaudited)

(in thousands)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) income	$(4,015)	$451
Adjustments to reconcile net (loss) income to cash flows used in operating activities:
Stock compensation expense	649	571
Depreciation and amortization	18	25
Impairment of investment securities	32	68
Changes in assets and liabilities:
Decrease in other current assets	280	53
Increase in accrued interest receivable	(12)	(25)
Decrease in other assets	—	22
Increase (decrease) in accounts payable and accrued expenses	83	(514)
Decrease in accrued compensation and related liabilities	(617)	(353)
Decrease in other liabilities	(17)	(17)
Decrease in deferred revenue	—	(327)
Net cash used in operating activities	(3,599)	(46)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(4)	—
Investment in held-to-maturity short-term securities	(9,214)	(1)
Proceeds from maturity of held-to-maturity short-term securities	12,567	—
Net cash provided by (used in) investing activities	3,349	(1)

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(250)	(47)

Cash and cash equivalents at beginning of period	16,386	13,143

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,136	$13,096

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Notes to Consolidated Financial Statements (unaudited)

NOTE 1 - GENERAL

Basis of Presentation

Keryx Biopharmaceuticals, Inc. and subsidiaries (“Keryx” or the “Company”) is a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of life-threatening diseases, including cancer and renal disease. Most of the Company's biopharmaceutical development and substantially all of its administrative operations during the three months ended March 31, 2010 and 2009 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has incurred substantial operating losses since its inception, except for 2009, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2010, the Company has an accumulated deficit of $325.4 million. The Company is dependent upon significant financing to provide the working capital necessary to execute its business plan. The Company currently anticipates that its cash, cash equivalents and investment securities as of March 31, 2010, exclusive of anticipated milestones to be received and expected exercises of expiring options and warrants, are sufficient to meet the Company’s anticipated working capital needs and fund its business plan for approximately 18 to 20 months from March 31, 2010. The actual amount of funds that the Company will need to operate is subject to many factors, including, but are not limited to, the timing, design and conduct of clinical trials for the Company’s drug candidates. The Company has not yet commercialized any of its drug candidates and cannot be sure if it will ever be able to do so. Even if the Company commercializes one or more of its drug candidates, the Company may not become profitable. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its drug candidates alone or in partnership. The Company may continue to incur substantial operating losses even if it begins to generate revenues from its drug candidates, if approved.

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

Investment Securities

The Company records its investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost. Available-for-sale investment securities (which are comprised of auction rate securities) are recorded at fair value. See Note 2 – Fair Value Measurements. Other-than-temporary impairment charges are included in interest and other income, net, and unrealized gains, if determined to be temporary, are included in accumulated other comprehensive income in stockholders’ equity.

The following table summarizes the Company’s investment securities at March 31, 2010, and December 31, 2009:

(in thousands)	March 31, 2010	December 31, 2009

Short-term investment securities:
Obligations of domestic governmental agencies (mature June 2010) (held-to-maturity)	$9,163	$12,532
Bank deposits (mature July 2010) (held-to-maturity)	5,032	5,016
Total short-term investment securities	14,195	17,548

Long-term investment securities:
Auction rate security (matures 2038 (available-for-sale))	$1,702	$1,914

Revenue Recognition

The Company recognizes license revenue in accordance with the revenue recognition guidance of the FASB Accounting Standards Codification, or Codification. The Company analyzes each element of its licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payment to the Company of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. The Company recognizes revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. The Company recognizes milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, the Company defers the milestone payment and recognizes it as revenue over the estimated period of performance under the contract (see Note 4).

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

Income Taxes

As of March 31, 2010, the Company has U.S. net operating loss carryforwards of approximately $274 million which expire from 2019 through 2030. The Company has established a valuation allowance against its net deferred tax assets due to the Company’s history of pre-tax losses and the resulting likelihood that the deferred tax assets are not realizable. Due to the Company’s various equity transactions, the utilization of certain tax loss carryforwards could be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provision.

The Company has not recorded any income tax provision for the three months ended March 31, 2009, since the Company has estimated that its estimated annual effective income tax rate will be zero.

The Company is not aware of any unrecorded tax liabilities which would impact the Company’s financial position or its results of operations.

Basic and Diluted Net (Loss) Income per Common Share

Basic net loss or income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss or income per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for three months ended March 31, 2010, because the effect of including them would have been anti-dilutive.

Basic and diluted net (loss) income per share were determined as follows:

	Three months ended March 31,
(in thousands, except share and per share amounts)	2010	2009
Basic:
Net (loss) income	$(4,015)	$451
Weighted average shares outstanding	56,880,953	47,853,895
Basic net (loss) income per common share	$(0.07)	$0.01
Diluted:
Net (loss) income	$(4,015)	$451
Weighted average shares outstanding	56,880,953	47,853,895
Effect of dilutive options and warrants	—	196,325
Weighted average shares outstanding assuming dilution	56,880,953	48,050,220
Diluted net (loss) income per common share	$(0.07)	$0.01

The Company did not include the following securities in the table below in the computation of diluted net (loss) income per common share because the securities were anti-dilutive during the periods presented:

	Three months ended March 31,
	2010	2009

Stock options	9,470,292	8,719,865
Warrants	2,908,000	—
Total	12,378,292	8,719,865

Comprehensive (Loss) Income

Comprehensive (loss) income is composed of net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income for the three months ended March 31, 2010, is comprised of a reduction of unrealized gains on the Company’s available-for-sale long-term investment securities that are excluded from net (loss) income and reported separately in stockholders’ equity. Comprehensive (loss) income and its components are as follows:

	Three months ended March 31,
(in thousands)	2010	2009

Net (loss) income – as reported	$(4,015)	$451
Other comprehensive (loss) income:
Reduction of unrealized gain on available-for-sale long-term investment securities	(180)	—
Comprehensive (loss) income	$(4,195)	$451

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

Discontinued Operations

In September 2008, the Company terminated its license agreement related to its Accumin product and ceased all operations related to its Diagnostic segment. The results of the Company’s Diagnostic segment and the related financial position have been reflected as discontinued operations in the consolidated financial statements. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

The liabilities of discontinued operations are stated separately as of March 31, 2010, and December 31, 2009, on the accompanying consolidated balance sheets. The major liabilities are as follows:

(in thousands)	March 31, 2010	December 31, 2009
Liabilities
Accounts payable and accrued expenses	$120	$120
Liabilities of discontinued operations	$120	$120

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

As of March 31, 2010, the Company has a long-term investment in one auction rate student loan-backed security ($3.0 million par value) with an estimated fair value of $1.7 million. In May 2010, the Company sold its one remaining auction rate security investment for $1.6 million, representing a loss of $82,000.

Auction rate securities are recorded at their fair value and classified as long-term investments. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically allowed existing investors either to rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. This auction process has historically provided a liquid market for these securities; however, the uncertainties in the credit markets have affected the Company’s holdings in auction rate securities. Since February 2008, the auctions for the auction rate securities held by the Company have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. Quarterly, the Company has assessed the fair value of its auction rate securities portfolio. As a result of this valuation process, as described below, the Company reported an other comprehensive loss of $180,000 in the three months ended March 31, 2010, for a reduction of a temporary unrealized gain related to the estimated fair value of its auction rate security, and recorded impairment charges totaling $32,000 and $68,000 during the three months ended March 31, 2010 and 2009, respectively, for other-than-temporary declines in the value of its auction rate securities. These other-than-temporary impairment charges were included in interest and other income, net.

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

The following table provides the fair value measurements of applicable Company financial assets as of March 31, 2010:

	Financial assets at fair value as of March 31, 2010
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$10,891	$—	$—
Obligations of domestic governmental agencies (held-to-maturity) (2)	9,163	—	—
Bank deposits (held-to-maturity)	5,032	—	—
Auction rate security (3)	—	—	1,702
Total	$25,086	$—	$1,702

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Amortized cost approximates fair value.
(3)	Included in long-term investment securities on the Company’s consolidated balance sheet.

The following table summarizes the change in carrying value associated with Level 3 financial assets for the three months ended March 31, 2010:

(in thousands)	Available-for-sale long-term investments

Balance at January 1, 2010	$1,914
Total impairment charges included in net (loss) income	(32)
Other comprehensive loss (reduction of temporary unrealized gain)	(180)
Balance at March 31, 2010	$1,702

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

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under the Company’s stock option and incentive plans were 1,888,432 shares at March 31, 2010.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2010:
	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2009	9,353,572	$6.63	3.3	$6,513,185
Granted	143,840	2.55	4.0
Exercised	—	—		$—
Forfeited	(2,120)	9.80
Expired	(25,000)	13.76
Outstanding at March 31, 2010	9,470,292	$6.55	3.1	$7,691,143
Vested and expected to vest at March 31, 2010	9,434,572	$6.56	3.1	$7,639,820
Exercisable at March 31, 2010	8,331,130	$6.87	2.4	$6,159,121

Upon the exercise of stock options, the Company issues new shares of its common stock. As of March 31, 2010, 3,328,833 options issued to employees, and 93,000 options issued to consultants, are milestone-based, of which 3,203,833 options issued to employees, and 43,000 options issued to consultants, are vested and exercisable.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. Generally, the restricted stock vests over a period of two to four years. The following table summarizes restricted share activity for the three months ended March 31, 2010:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value

Outstanding at December 31, 2009	1,492,136	$0.59	$3,730,340
Granted	630,500	2.63
Vested	(159,481)	1.57	$432,703
Forfeited	(7,634)	1.41
Outstanding at March 31, 2010	1,955,521	$1.16	$5,358,128

On September 14, 2009, the Company entered in an employment agreement with Ron Bentsur, its Chief Executive Officer. The agreement terminates on May 20, 2012, provided, however, that Mr. Bentsur’s opportunity to earn the milestone awards described below will be effective until May 20, 2014, subject to certain early termination events.  As of March 31, 2010, Mr. Bentsur has been granted a total of 350,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In addition, as of March 31, 2010, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

(1) 400,000 shares of restricted stock will be granted to Mr. Bentsur upon the first to occur of (a) the Company’s filing of an accepted new drug application, or NDA, with the U.S. Food and Drug Administration for Zerenex or Perifosine, or (b) the Company’s outlicensing of Zerenex or Perifosine in the U.S. to a third party.   Such restricted stock will vest in equal installments over each of the first three anniversaries of the date of grant provided that Mr. Bentsur remains an employee of the Company during such vesting period.  This milestone #1 may be achieved with respect to NDAs or qualifying outlicenses for multiple indications of the same product, but not for subsequent outlicenses of the product relating to an indication for which the milestone is met. Upon achievement of milestone #2 below with respect to a product, the restricted stock granted for one indication of the product under milestone #1 above will vest in full.

(2) 500,000 shares of restricted stock will be granted to Mr. Bentsur, upon the first to occur of (a) the Company’s first commercial sale of Zerenex or Perifosine in the U.S. off an approved NDA, (b) the Company’s receipt of the first royalty upon the commercial sale of Zerenex or Perifosine in the U.S. by a partner to whom the Company has sold exclusive or non-exclusive commercial rights, or (c) the Company’s complete outlicensing of the entire product rights of Zerenex or Perifosine in the U.S.  Such restricted stock will vest on the first anniversary of the date of grant provided that Mr. Bentsur remains an employee of the Company during such vesting period.

(3) 100,000 shares of restricted stock will be granted to Mr. Bentsur upon each event of the Company’s outlicensing Zerenex in a foreign market, other than Japan, resulting in a greater than $10 million non-refundable cash payment to the Company with a gross deal value to the Company of at least $50 million.   Such restricted stock will vest in equal installments over each of the first three anniversaries of the date of grant provided that Mr. Bentsur remains an employee of the Company during such vesting period.

Warrants

	Warrants	Weighted- average exercise price	Aggregate intrinsic value

Outstanding at December 31, 2009	2,908,000	$2.67	$—
Issued	—	—
Exercised	—	—
Canceled	—	—
Outstanding at March 31, 2010	2,908,000	$2.67	$252,000

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

Stock-Based Compensation

The Company incurred $649,000 and $571,000 of non-cash compensation expense related to equity incentive grants during the three months ended March 31, 2010 and 2009, respectively. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Three months ended March 31,
	2010	2009
Risk-free interest rates	2.1%	—
Dividend yield	—	—
Volatility	129.3%	—
Weighted-average expected term	4.0 years	—

The weighted average grant date fair value of options granted for the three months ended March 31, 2010 was $2.07. There were no grants of options during the three months ended March 31, 2009. The Company used historical information to estimate forfeitures within the valuation model. As of March 31, 2010, there was $1.1 million and $2.1 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.0 years and 2.6 years, respectively. These amounts do not include, as of March 31, 2010, 175,000 options outstanding which are milestone-based and vest upon certain corporate milestones, such as FDA approval of the Company’s drug candidates, market capitalization targets, and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs.

On April 23, 2009, the Company’s Board of Directors voted to terminate the employment of Michael S. Weiss as the Company’s former Chairman and Chief Executive Officer. Under the terms of Mr. Weiss’ employment agreement, 1,800,000 shares of restricted stock vested and all of Mr. Weiss’ outstanding stock options vested and will remain exercisable for two years following termination.

NOTE 4 - LICENSE AGREEMENTS

In September 2007, the Company entered into a Sublicense Agreement with Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”), JT's pharmaceutical business subsidiary, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate in Japan, which is being developed in the United States under the trade name Zerenex. JT and Torii are responsible for the future development and commercialization costs in Japan. Effective as of June 8, 2009, the Company entered into an Amended and Restated Sublicense Agreement (the “Revised Agreement”) with JT and Torii, which, among other things, provided for the elimination of all significant on-going obligations under the sublicense agreement. Accordingly, in accordance with the Company’s revenue recognition policies, all remaining deferred revenue pertaining to this sublicense has been recognized in the second quarter of 2009.

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

In March 2009, JT and Torii informed the Company that they had initiated a Phase 2 clinical study of Zerenex in Japan, which triggered a $3.0 million non-refundable milestone payment, which was received by the Company in March 2009. As a result, the Company recorded license revenue of $3.0 million in accordance with its revenue recognition policy, which is included in the three months ended March 31, 2009.

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

NOTE 5 – SEGMENT INFORMATION

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

Segment information for the three month periods were as follows:

	Revenue
	Three months ended March 31,
(in thousands)	2010	2009

Services	$—	$3
Products	—	3,327
Total	$—	$3,330

	Operating (loss) income
	Three months ended March 31,
(in thousands)	2010	2009

Services	$—	$3
Products	(4,101)	341
Total	$(4,101)	$344

A reconciliation of the totals reported for the operating segments to the consolidated (loss) income from continuing operations is as follows:

	Net (loss) income
	Three months ended March 31,
(in thousands)	2010	2009

Operating (loss) income of reportable segments	$(4,101)	$344
Interest and other income, net	86	107
Income taxes	—	—
Consolidated (loss) income	$(4,015)	$451

	Assets (1)
(in thousands)	March 31, 2010	December 31, 2009

Services	$—	$—
Products	4,610	4,904
Total assets of reportable segments	4,610	4,904
Cash, cash equivalents, interest receivable and investment securities	32,111	35,914
Consolidated total assets	$36,721	$40,818
(1)	Assets for the Company’s reportable segments include fixed assets, goodwill, accounts receivable and prepaid expenses.

The carrying amount of goodwill by reportable segment as of March 31, 2010 and December 31, 2009 was as follows:

	Goodwill
(in thousands)	March 31, 2010	December 31, 2009

Services	$—	$—
Products	3,208	3,208
Total	$3,208	$3,208

NOTE 6 – SUBSEQUENT EVENT

Subsequent to March 31, 2010, the Company has received approximately $2.7 million of cash proceeds from the exercise of options and warrants, which were outstanding as of March 31, 2010.

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

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of life-threatening diseases, including cancer and renal disease. We are developing KRX-0401 (perifosine), a novel, potentially first-in-class, oral anti-cancer agent that inhibits Akt activation in the phosphoinositide 3-kinase (PI3K) pathway, and also affects a number of other key signal transduction pathways, including the JNK pathway, all of which are pathways associated with programmed cell death, cell growth, cell differentiation and cell survival. KRX-0401 has demonstrated both safety and clinical efficacy in several tumor types, both as a single agent and in combination with novel therapies. KRX-0401 is currently in Phase 3 clinical development for both refractory advanced colorectal cancer and multiple myeloma, and in Phase 1 and 2 clinical development for several other tumor types. Each of the KRX-0401 Phase 3 programs are being conducted under Special Protocol Assessment (SPA) agreements with the FDA.

We are also developing Zerenex™ (ferric citrate), an oral, iron-based compound that has the capacity to bind to phosphate and form non-absorbable complexes. Zerenex is currently in Phase 3 clinical development, under an SPA, as a treatment for hyperphosphatemia (elevated phosphate levels) in patients with end-stage renal disease, or ESRD. Zerenex has also completed Phase 2 development in Japan by our Japanese partner, Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”).

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

The table below summarizes the status of our product pipeline.

Product candidate	Target indication	Development status
KRX-0401 (perifosine)	Colorectal cancer	Phase 3 trial ongoing, under SPA
	Multiple myeloma	Phase 3 trial ongoing, under SPA
	Multiple other forms of cancer	Phase 2 trials ongoing

Zerenex™ (ferric citrate)	Hyperphosphatemia in patients with	U.S. Phase 3 program ongoing, under SPA
	end-stage renal disease	Japan Phase 2 completed by sublicensee (JT and Torii)

KRX-0401 (perifosine)

Refractory Advanced Colorectal Cancer

In April 2010, we announced the initiation of a Phase 3 registration clinical trial for KRX-0401 (perifosine) for the treatment of patients with refractory advanced colorectal cancer. This trial is being conducted pursuant to a Special Protocol Assessment (SPA) with the Food and Drug Administration. The Phase 3 trial, entitled the “X-PECT” (Xeloda® + Perifosine Evaluation in Colorectal cancer Treatment) trial, is a randomized (1:1), double-blind trial comparing the efficacy and safety of perifosine + capecitabine vs. placebo + capecitabine in approximately 430 patients with refractory advanced colorectal cancer. Patients must have failed available therapy including 5-fluorouracil (5-FU), oxaliplatin (Eloxatin®), irinotecan (Camptosar®), bevacizumab (Avastin®) and, if KRAS wild-type, failed therapy with prior cetuximab (Erbitux®) or panitumumab (Vectibix®). For oxaliplatin-based therapy, failure of therapy will also include patients who discontinued due to toxicity. The primary endpoint is overall survival, with secondary endpoints including overall response rate (complete + partial responses), progression-free survival and safety. The median overall survival for the X-PECT study's targeted patient population, that has failed prior therapies as described above, is approximately 5 months. The X-PECT study will be powered at 90% to detect a statistically significant difference in overall survival, with an assumed median overall survival for the control arm of 5-6 months and 7-8 months for the perifosine arm. Approximately 360 events of death will trigger the un-blinding of the study.

Dr. Johanna Bendell, Director of GI Oncology Research for the Sarah Cannon Research Institute, Nashville, Tennessee, is leading the Phase 3 investigational team that includes Dr. Cathy Eng, Associate Medical Director for the Colorectal Center at MD Anderson Cancer Center in Houston, Texas. Approximately 40 to 50 U.S. sites will participate in the study.

KRX-0401 has also been granted Fast Track designation for the treatment of refractory advanced colorectal cancer.

Zerenex (ferric citrate)

In April 2010, we reported updated long-term efficacy and safety data on Zerenex™ (ferric citrate), our iron-based phosphate binder for the treatment of hyperphosphatemia (elevated phosphate levels) from an open-label extension study in patients with end-stage renal disease (ESRD) who are on dialysis.   This data was presented at the National Kidney Foundation (NKF) 2010 Spring Clinical Meeting in a poster entitled “Long-Term Use of Ferric Citrate in End-Stage Renal Disease Patients.”

After the completion of a 28-day fixed dose Phase 2 clinical trial of ferric citrate in ESRD patients, 29 patients who had participated in this trial at the site in Taiwan were offered to continue onto an Open-Label Extension (OLE) trial for up to one year. There was approximately a two month period between the completion of the Phase 2 dose-ranging trial and enrollment into the OLE trial. During this time interval, no patient was exposed to ferric citrate as a phosphate binder. Patients were immediately switched back to ferric citrate from other phosphate binders and there was no washout period prior to starting ferric citrate treatment in the OLE trial. Of the 29 patients enrolled, 28 were exposed to ferric citrate. The patients were started on doses of ferric citrate of 2 to 6 g/day. The maximum allowed dose was 6 g/day. The average dose per patient throughout the study was approximately 4.5 g/day. The average duration of the patient’s participation in the trial was 306 +/- 85 days. The primary objective of this OLE trial of ferric citrate was to assess the long-term efficacy and safety of ferric citrate as a phosphate binder in ESRD patients for up to one year. The secondary objective of this OLE trial was to assess for the potential for iron absorption.

The therapeutic goal of the study was to achieve and maintain a serum phosphorus level below 5.5 mg/dL.   The mean levels of serum phosphorus (SP) and phosphorus x calcium product (PxC) for the evaluable patients at each time point over the treatment period were as follows:

	SP (mg/dL)	PxC (mg/dL)[2]
Baseline (sd)	5.63 (1.22)	50.79 (12.74)
3 months (sd)	5.48 (1.33)	51.84 (12.67)
6 months (sd)	5.16 (1.20)	48.40 (9.60)
9 months (sd)	5.24 (1.20)	48.72 (12.04)
12 months (sd)	5.21 (1.09)	50.05 (11.82)

Iron parameters were measured at baseline and then quarterly through month 9. On average, slight increases were observed over time, across all key parameters, as follows:

	Baseline (sd)	9 Months (sd)
Ferritin (ng/mL)	520 328)	781 (364)
TSAT (%)	39.2 (19.7)	45.5 (21.1)
Iron (mcg/dL)	87.8 (37.9)	88.3 (37.2)
HCT (%)	30.8 (6.9)	32.9 (9.7)

If a patient had a ferritin greater than 600 ng/mL and a TSAT greater than 50%, the use of IV iron was withheld until the patient’s ferritin and TSAT were below the above levels during the treatment period.   If a patient had a hematocrit (HCT) greater than 36%, the use of EPO was withheld until the HCT was greater than 36% during the treatment period.

There were 8 patients that had IV iron supplements withheld for approximately 3 to 6 months and there were 8 patients that had EPO withheld for approximately 1 to 10 months during the OLE trial. Out of the 16 patients in the two groups, three patients had both IV iron and EPO withheld.

Ferric citrate was well-tolerated throughout the OLE study.   There were no patient deaths during the OLE and no serious adverse events reported related to ferric citrate.

The investigators concluded that in this OLE trial of ferric citrate with doses as high as 6 g/day, ferric citrate demonstrated the potential to be used long-term as a phosphate binder in ESRD patients. Ferric citrate appeared to be efficacious in controlling serum phosphorus and well-tolerated and safe for up to one year. Additionally, it is the investigators’ opinion that this OLE trial, along with data from both animal studies and the Phase 2 high dose trial supports the notion that some iron absorption may be occurring with the use of ferric citrate as a phosphate binder in ESRD patients and that if a reduction in the use of IV-iron supplements and/or EPO are documented in future long-term clinical trials, the cost-benefit and cost-effectiveness of ferric citrate as a phosphate binder, as compared to currently marketed phosphate binders, would be significant.

In May 2010, we announced the initiation of our short-term Phase 3 study of Zerenex as a treatment of elevated serum phosphorous levels, or hyperphosphatemia, in patients with end-stage renal disease on dialysis.   The initiation of this study marked the commencement of our Phase 3 registration program for Zerenex, which is being conducted in accordance with a SPA agreement with the FDA. Pursuant to our SPA agreement, the Zerenex Phase 3 registration program will consist of a short-term efficacy study and 58-week long-term safety and efficacy study. Patients completing the short term study are eligible to be enrolled into the long-term study.

The short-term efficacy study recently initiated is a multicenter, randomized, open-label clinical trial with a planned enrollment of approximately 150 patients on hemodialysis. All patients will undergo a 2-week washout period, following which the patients will be randomized 1:1:1 to receive a fixed dose of Zerenex (1 gram, 6 grams or 8 grams per day) for a treatment period of 28 days. The primary endpoint of the study is to demonstrate a dose response in the change of serum phosphorous from baseline (end of washout period) to end of the treatment period (day 28). Approximately 15 sites in the U.S. will participate in the study.

General Corporate

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

RESULTS OF OPERATIONS

Three months ended March 31, 2010 and March 31, 2009

License Revenue. License revenue decreased by $3,327,000 to $0 for the three months ended March 31, 2010, as compared to $3,327,000 for the three months ended March 31, 2009. The decrease in license revenue was due primarily to the recognition in the three months ended March 31, 2009, of a $3.0 million milestone payment received from JT and Torii due to their initiation of a Phase 2 clinical study of Zerenex in Japan.

Service Revenue. There was no service revenue in the three months ended March 31, 2010, as compared to service revenue of $3,000 for the three months ended March 31, 2009. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2010.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $41,000 to $242,000 for the three months ended March 31, 2010, as compared to $201,000 for the three months ended March 31, 2009. The increase in non-cash compensation expense in the three months ended March 31, 2010, as compared to March 31, 2009, was primarily related to grants of equity awards to research and development personnel and the recording of the related fair value of the awards over the respective vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses increased by $1,180,000 to $2,554,000 for the three months ended March 31, 2010, as compared to $1,374,000 for the three months ended March 31, 2009. The increase in other research and development expenses was due primarily to a $574,000 increase in research and development expenses related to KRX-0401, primarily due to the initiations of two Phase 3 clinical trials, as well to a $502,000 increase in research and development expenses related to Zerenex. We expect our other research and development costs to increase substantially over the remainder of 2010, due to our Phase 3 clinical programs for KRX-0401 and Zerenex.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $37,000 to $407,000 for the three months ended March 31, 2010, as compared to an expense of $370,000 for the three months ended March 31, 2009. The increase in non-cash compensation expense in the three months ended March 31, 2010, as compared to March 31, 2009, was primarily related to grants of equity awards to general and administrative personnel and the recording of the related fair value of the awards over the respective vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses decreased by $143,000 to $898,000 for the three months ended March 31, 2010, as compared to an expense of $1,041,000 for the three months ended March 31, 2009. The decrease was due primarily to reduced legal expenses in the current period. We expect our other general and administrative expenses to remain at a comparable level over the reminder of 2010 to those reported in the three months ended March 31, 2010.

Interest and Other Income, Net. Interest and other income, net, decreased by $21,000 to $86,000 for the three months ended March 31, 2010, as compared to $107,000 for the three months ended March 31, 2009. The decrease was due primarily to a lower effective interest earned on our investment portfolio.

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

As of March 31, 2010, we had $30.4 million in cash, cash equivalents, interest receivable, and short-term investment securities, a decrease of $3.6 million from December 31, 2009. In addition, at March 31, 2010, we had $1.7 million invested in a non-current auction rate security, as discussed below. We currently anticipate that our cash, cash equivalents and investment securities as of March 31, 2010, exclusive of our anticipated milestones to be received and expected exercises of expiring options and warrants, are sufficient to meet our anticipated working capital needs and fund our business plan for approximately 18 to 20 months from March 31, 2010.

Cash used in operating activities for the three months ended March 31, 2010 was $3.6 million, as compared to $46,000 for the three months ended March 31, 2009. This decrease in cash used in operating activities was due primarily to a $3 million milestone payment received from JT and Torii in the three months ended March 31, 2009, as discussed above, as well as increased expenditures on our clinical programs.

For the three months ended March 31, 2010, net cash provided by investing activities of $3.3 million was primarily the result of the maturity of held-to-maturity short-term securities, partially offset by investments in held-to-maturity short-term securities. For the three months ended March 31, 2010, no net cash was provided by financing activities.

As of March 31, 2010, we have a long-term investment in one auction rate student loan-backed security ($3.0 million par value) with an estimated fair value of $1.7 million. In May 2010, we sold our one remaining auction rate security investment for $1.6 million, representing a loss of $82,000.

Auction rate securities are recorded at their fair value and classified as long-term investments. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically allowed existing investors either to rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. This auction process has historically provided a liquid market for these securities; however, the uncertainties in the credit markets have affected our investments in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. Quarterly, we have assessed the fair value of our auction rate securities portfolio. As a result of this valuation process, we reported an other comprehensive loss of $180,000 in the three months ended March 31, 2010, for a reduction of a temporary unrealized gain related to the estimated fair value of our auction rate security, and recorded impairment charges totaling $32,000 and $68,000 during the three months ended March 31, 2010 and 2009, respectively, for other-than-temporary declines in the value of our auction rate securities. These other-than-temporary impairment charges were included in interest and other income, net.

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

Accounting Related to Goodwill. As of March 31, 2010, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

Impairment of Investment Securities. As of March 31, 2010, we have a long-term investment in one auction rate student loan-backed security ($3.0 million par value) with an estimated fair value of $1.7 million. In May 2010, we sold our one remaining auction rate security investment for $1.6 million, representing a loss of $82,000. Auction rate securities are recorded at their fair value and classified as long-term investments. The uncertainties in the credit markets have affected our investments in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. Quarterly, we have assessed the fair value of our auction rate securities portfolio. As a result of this valuation process, as described below, we reported an other comprehensive loss of $180,000 in the three months ended March 31, 2010, for a reduction of a temporary unrealized gain related to the estimated fair value of our auction rate security, and recorded impairment charges totaling $32,000 and $68,000 during the three months ended March 31, 2010 and 2009, respectively, for other-than-temporary declines in the value of our auction rate securities. These other-than-temporary impairment charges were included in interest and other income, net.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy, and also have an illiquid investment in an auction rate security as of March 31, 2010, which was sold in May 2010. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of March 31, 2010, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including money market funds and government debt, and a long-term auction rate security investment. Due to the short-term nature of our money market funds and held-to-maturity investments, we believe we have no material exposure to interest rate risk, and/or credit risk, arising from our money market funds and held-to-maturity investments.

As of March 31, 2010, we have a $1.7 million long-term investment in one auction rate student loan-backed security. In May 2010, we sold our one remaining auction rate security investment for $1.6 million, representing a loss of $82,000. Auction rate securities are recorded at their fair value and classified as long-term investments. The uncertainties in the credit markets have affected our investments in auction rate securities. Since February 2008, the auctions for our auction rate securities have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.

In October 2009, we filed a statement of claim with the Financial Institution Regulatory Authority (“FINRA”) to commence an arbitration proceeding against an SEC registered broker-dealer. In this arbitration proceeding, we seek damages arising from that broker-dealer’s recommendations and purchases of auction rate securities for our cash management account. The claim will be determined by a panel of three FINRA arbitrators. In January 2010, the broker-dealer filed an answer to the statement of claim and denied liability. The arbitration panel has been selected and the parties are in the process of exchanging documents relevant to the claims. The date for the arbitration hearing has not yet been set by the arbitration panel.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2010, we had an accumulated deficit of approximately $325.4 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

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

In December 2009, we initiated a Phase 3 clinical trial for KRX-0401 (perifosine) in relapsed / refractory multiple myeloma patients pursuant to a SPA with the FDA. In April 2010, we initiated a Phase 3 clinical trial for KRX-0401 (perifosine) in patients with refractory advanced colorectal cancer pursuant to a SPA with the FDA. In May 2010, we initiated a Phase 3 clinical program for Zerenex (ferric citrate) as a treatment of hyperphosphatemia in patients with end-stage renal disease pursuant to a SPA with the FDA. Many companies which have been granted SPAs and/or the right to utilize fast track or accelerated approvals have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs, based on protocol designs negotiated with the agency, we may be subject to enhanced scrutiny. Additionally, even if the primary endpoint is achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision.

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

Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies. Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding that has been seen in some high-dose, ferric citrate canine studies, may require us to perform additional safety studies or analyses, which could delay the development of the drug or lead to a decision to discontinue development of the drug. The submission of data to the FDA from our long-term rat and canine pre-clinical studies are prerequisites for our initiation of a long-term Phase 3 clinical trial for Zerenex, and any safety signals could potentially delay the start of such clinical trial or lead to a decision to discontinue development of the drug. Drug candidates in the later stages of clinical development may fail to show the desired traits of safety and efficacy despite positive results in initial clinical testing. Results from earlier studies may not be indicative of results from future clinical trials. The risk remains that a pivotal program may generate efficacy data that will be insufficiently persuasive for the approval of the drug, or may raise safety concerns that may prevent approval of the drug. The risk also remains that a clinical program conducted by one of our partners may raise efficacy or safety concerns that may prevent approval of the drug. Interpretation of the prior pre-clinical and clinical safety and efficacy data of our drug candidates may be flawed. There can be no assurance that safety and/or efficacy concerns from the prior data were not overlooked or misinterpreted, which in subsequent, larger studies might appear and prevent approval of such drug candidates. We may not be able to replicate in our Phase 3 clinical program for Zerenex, the efficacy and safety results for Zerenex observed in the previous Phase 2 clinical trials and the Open Label Extension (OLE) clinical trial. The positive effects of Zerenex on IV iron and EPO use observed in the OLE clinical trial may not be reproducible. In addition, we may not be able to replicate in the Phase 3 trials for KRX-0401, the efficacy and safety results for KRX-0401 observed in previous clinical trials. In addition, we will need to re-input our safety information on KRX-0401 into a database compliant with Good Clinical Practice.  We can provide no assurance that safety concerns will not subsequently arise.

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

Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our drug candidates. In addition, our contract manufacturers will be subject to ongoing periodic and unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with current Good Manufacturing Practices, as well as other governmental regulations and corresponding foreign standards. The same issues apply to contract analytical services which we use for testing of our products. We will not have control over, other than by contract and periodic oversight, third-party manufacturers' compliance with these regulations and standards. We are currently developing analytical tools for ferric citrate active pharmaceutical ingredient and drug product testing. Failure to develop effective analytical tools could result in regulatory or technical delay or could jeopardize our ability to complete Phase 3 clinical trials and/or obtain FDA approval. Switching or engaging multiple third-party contractors to produce our products may be difficult because the number of potential manufacturers may be limited and the process by which multiple manufacturers make the drug substance must be identical at each manufacturing facility. It may be difficult for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. For Zerenex, we currently rely on a sole source of ferric citrate active pharmaceutical ingredient. The loss of this sole source of supply would result in significant additional costs and delays in our development program. Moreover, if we need to change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA and foreign regulations and standards.

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

The drugs that we are attempting to develop will have to compete with existing therapies. For example, KRX-0401 (perifosine), if approved in the United States would compete with other anti-cancer agents, such as mTOR inhibitors. Pfizer Inc., Novartis AG and Ariad Pharmaceuticals are developing mTOR inhibitors for use in cancer and Pfizer’s mTOR inhibitor, temsirolimus, and Novartis’ mTOR inhibitor, everolimus, have been approved to treat patients with advanced kidney disease. Biotechnology companies such as Amgen Inc., Biogen-Idec, Inc., ImClone Systems, Inc. (a wholly-owned subsidiary of Eli Lilly and Company), Merck & Co., Inc., Millennium Pharmaceuticals, Inc. (a wholly-owned subsidiary of Takeda Pharmaceutical Company), Novartis AG, Onyx Pharmaceuticals, Inc. and OSI Pharmaceuticals, Inc. are developing and, in some cases, marketing drugs to treat various diseases, including cancer, by inhibiting cell-signaling pathways. In addition, we are aware of a number of small and large companies developing competitive products that target Akt and the phosphoinositide 3-kinase (PI3K) pathway. Zerenex, if approved in the United States, would compete with other FDA approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation, PhosLo® (calcium acetate), marketed by Fresenius Medical Care, and Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. A generic formulation of PhosLo® manufactured by Roxane Laboratories, Inc. was launched in the United States in October 2008.

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

As of May 5, 2010, we had 15 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Bentsur, such agreement does not prevent him from terminating his employment with us.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system, such as proposals relating to the pricing of healthcare products and services in the United States or internationally, the reimportation of drugs into the U.S. from other countries (where they are then sold at a lower price), and the amount of reimbursement available from governmental agencies or other third party payors. In the United States, health care reform legislation titled the Patient Protection and Affordable Care Act and the Reconciliation Act was signed into law on March 23, 2010. This comprehensive legislation will affect the terms of public and private health insurance and have a substantial impact on the pharmaceutical industry. For example, the new law will impose an annual fee on manufacturers of branded prescription pharmaceuticals that will impact our products. Regulations to implement this and other provisions related to the research, marketing and sale of prescription pharmaceutical products could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.  Government-financed comparative efficacy research could also result in new practice guidelines, labeling or reimbursement policies that discourages use of our products.

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

On September 27, 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-market authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA's exercise of this authority may result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, which may also increase costs related to complying with new post-approval regulatory requirements, and increase potential FDA restrictions on the sale or distribution of approved products.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 15 full and part-time employees as of May 5, 2010. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our current cash, cash equivalents and investment securities may not be adequate to support our operations for the length of time that we have estimated.

We currently anticipate that our cash, cash equivalents and investment securities as of March 31, 2010, exclusive of our anticipated milestones to be received and expected exercises of expiring options and warrants, are sufficient to meet our anticipated working capital needs and fund our business plan for approximately 18 to 20 months from March 31, 2010. Our forecast of the period of time through which our cash, cash equivalents and investment securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

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

•
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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2010.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2010.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: May 11, 2010	By:	/s/ James F. Oliviero
Chief Financial Officer

Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2010.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2010.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2010.