Form 10-Q
period 2010-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2010-08-09
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

There were 58,921,322 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 3, 2010.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.
Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009

(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,638	$16,386
Short-term investment securities	10,064	17,548
Interest receivable	1	66
Other current assets	1,224	1,521
Total current assets	32,927	35,521
Long-term investment securities	—	1,914
Property, plant and equipment, net	67	94
Goodwill	3,208	3,208
Other assets, net	79	81
Total assets	$36,281	$40,818

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,834	$5,001
Accrued compensation and related liabilities	263	755
Deferred revenue	156	156
Liabilities of discontinued operations	120	120
Total current liabilities	6,373	6,032
Contingent equity rights	2,639	2,639
Other liabilities	16	50
Total liabilities	9,028	8,721
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (95,000,000 shares authorized, 58,996,270 and 56,560,478 shares issued, 58,916,322 and 56,480,530 shares outstanding at June 30, 2010 and December 31, 2009, respectively)	59	57
Additional paid-in capital	358,153	353,650
Treasury stock, at cost, 79,948 shares at June 30, 2010 and December 31, 2009, respectively	(357)	(357)
Accumulated other comprehensive income	—	180
Accumulated deficit	(330,602)	(321,433)
Total stockholders’ equity	27,253	32,097
Total liabilities and stockholders’ equity	$36,281	$40,818

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Operations
for the three months and six months ended June 30, 2010 and 2009 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
License revenue	$—	$18,289	$—	$21,616
Service revenue	—	—	—	3
Other revenue	—	75	—	75
Total revenue	—	18,364	—	21,694

Operating expenses:
Research and development:
Non-cash compensation	434	361	676	562
Other research and development	3,129	1,456	5,683	2,830
Total research and development	3,563	1,817	6,359	3,392

General and administrative:
Non-cash compensation	261	1,028	668	1,398
Other general and administrative	1,356	1,528	2,254	2,569
Total general and administrative	1,617	2,556	2,922	3,967

Total operating expenses	5,180	4,373	9,281	7,359

Operating (loss) income	(5,180)	13,991	(9,281)	14,335

Interest and other income, net	26	141	112	248
(Loss) income before income taxes	(5,154)	14,132	(9,169)	14,583

Income taxes	—	—	—	—
Net (loss) income	$(5,154)	$14,132	$(9,169)	$14,583

Basic net (loss) income per common share	$(0.09)	$0.30	$(0.16)	$0.30
Diluted net (loss) income per common share	$(0.09)	$0.29	$(0.16)	$0.30

Weighted average shares used in computing basic net (loss) income per common share	58,426,995	47,855,425	57,658,247	47,854,664
Weighted average shares used in computing diluted net (loss) income per common share	58,426,995	48,189,552	57,658,247	48,149,600

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
for the six months ended June 30, 2010 (Unaudited)

(in thousands, except share amounts)

							Accumulated
				Additional			other
	Common stock			paid-in	Treasury stock		comprehensive	Accumulated
	Shares	Amount		Capital	Shares	Amount	income	deficit	Total
Balance at December 31, 2009	56,560,478	$57		$353,650	79,948	$(357)	$180	$(321,433)	$32,097
Changes during the period:
Issuance of restricted stock	690,500	1		—	—	—	—	—	1
Forfeiture of restricted stock	(7,635)	(—	)*	—	—	—	—	—	(— )*
Issuance of common stock in connection with the exercise of warrants from public offering (net of offering costs of $105)	650,000	—	*	1,617	—	—	—	—	1,617
Issuance of common stock in connection with the exercise of options	1,102,927	1		1,542	—	—	—	—	1,543
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		1,344	—	—	—	—	1,344
Reduction of unrealized gain on long-term investment securities							(180)		(180)
Net loss	—	—		—	—	—	—	(9,169)	(9,169)
Balance at June 30, 2010	58,996,270	$59		$358,153	79,948	$(357)	$—	$(330,602)	$27,253

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows
for the six months ended June 30, 2010 and 2009 (Unaudited)

(in thousands)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) income	$(9,169)	$14,583
Adjustments to reconcile net (loss) income to cash flows used in operating activities:
Stock compensation expense	1,344	1,960
Depreciation and amortization	33	49
Loss on sale of available-for-sale securities	82	—
Impairment of investment securities	32	68
Changes in assets and liabilities:
Decrease in other current assets	297	286
Decrease in accrued interest receivable	65	21
Decrease in other assets	2	22
Increase (decrease) in accounts payable and accrued expenses	833	(581)
(Decrease) increase in accrued compensation and related liabilities	(492)	218
Decrease in other liabilities	(34)	(34)
Decrease in deferred revenue	—	(18,616)
Net cash used in operating activities	(7,007)	(2,024)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(6)	(4)
Investment in held-to-maturity short-term securities	(14,246)	(1)
Proceeds from maturity of held-to-maturity short-term securities	21,730	2,300
Proceeds from sale of available-for-sale long-term securities	1,620	—
Net cash provided by investing activities	9,098	2,295

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of warrants from public offering, net	1,618	—
Proceeds from exercise of options	1,543	—
Net cash provided by financing activities	3,161	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,252	271

Cash and cash equivalents at beginning of period	16,386	13,143

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,638	$13,414

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Notes to Consolidated Financial Statements (unaudited)

NOTE 1 - GENERAL

Basis of Presentation

Keryx Biopharmaceuticals, Inc. and subsidiaries (“Keryx” or the “Company”) is a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of life-threatening diseases, including cancer and renal disease. Most of the Company's biopharmaceutical development and substantially all of its administrative operations during the three and six months ended June 30, 2010 and 2009 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company has incurred substantial operating losses since its inception, except for 2009, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2010, the Company has an accumulated deficit of $330.6 million. The Company is dependent upon significant financing to provide the working capital necessary to execute its business plan. The Company currently anticipates that its cash, cash equivalents and investment securities as of June 30, 2010, exclusive of anticipated milestones to be received and expected exercises of expiring options and warrants, are sufficient to meet the Company’s anticipated working capital needs and fund its business plan for approximately 16 to 18 months from June 30, 2010. The actual amount of funds that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for the Company’s drug candidates. The Company has not yet commercialized any of its drug candidates and cannot be sure if it will ever be able to do so. Even if the Company commercializes one or more of its drug candidates, the Company may not become profitable. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its drug candidates alone or in partnership. The Company may continue to incur substantial operating losses even if it begins to generate revenues from its drug candidates, if approved.

The Company’s common stock is listed on the NASDAQ Capital Market and trades under the symbol “KERX.”

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The ASU also eliminates the use of the residual method and instead requires an entity to allocate revenue using the relative selling price method. Additionally, the guidance expands disclosure requirements with respect to multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

Effective during the quarter ended March 31, 2010, the FASB issued ASU No. 2010-09, Subsequent Events, amending Accounting Standards Codification 855, Subsequent Events, to state that an entity that is a SEC filer is required to evaluate subsequent events through the date that the financial statements are issued, but is not required to disclose the date. The amendment was effective commencing with the quarter ended March 31, 2010. The adoption of this standard did not have a significant impact on the Company’s financial statements.

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

The following table summarizes the Company’s investment securities at June 30 2010, and December 31, 2009:

(in thousands)	June 30, 2010	December 31, 2009

Short-term investment securities:
Obligations of domestic governmental agencies (mature December 2010) (held-to-maturity)	$5,016	$12,532
Bank deposits (mature July 2010) (held-to-maturity)	5,048	5,016
Total short-term investment securities	10,064	17,548

Long-term investment securities:
Auction rate security	$—	$1,914

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

Income Taxes

As of June 30, 2010, the Company has U.S. net operating loss carryforwards of approximately $282.7 million which expire from 2019 through 2030. The Company has established a 100% valuation allowance against its net deferred tax assets due to the Company’s history of pre-tax losses and the resulting likelihood that the deferred tax assets will not be realizable. Due to the Company’s historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

The Company has not recorded any income tax provision for the three and six months ended June 30, 2009, since the Company has estimated that its estimated annual effective income tax rate will be zero.

The Company is not aware of any unrecorded tax liabilities which would impact the Company’s financial position or its results of operations.

Basic and Diluted Net (Loss) Income per Common Share

Basic net loss or income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss or income per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for three and six months ended June 30, 2010, because the effect of including them would have been anti-dilutive.

Basic and diluted net (loss) income per share were determined as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2010	2009	2010	2009
Basic:
Net (loss) income	$(5,154)	$14,132	$(9,169)	$14,583
Weighted average shares outstanding	58,426,995	47,855,425	57,658,247	47.854.664
Basic net (loss) income per common share	$(0.09)	$0.30	$(0.16)	$0.30
Diluted:
Net (loss) income	$(5,154)	$14,132	$(9,169)	$14,583
Weighted average shares outstanding	58,426,995	47,855,425	57,658,247	47,854,664
Effect of dilutive options and warrants	—	334,127	—	294,936
Weighted average shares outstanding assuming dilution	58,426,995	48,189,552	57,658,247	48,149,600
Diluted net (loss) income per common share	$(0.09)	$0.29	$(0.16)	$0.30

The Company did not include the following securities in the table below in the computation of diluted net (loss) income per common share because the securities were anti-dilutive during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Stock options	7,768,616	9,259,472	7,768,616	9,319,472
Warrants	2,258,000	—	2,258,000	—
Total	10,026,616	9,259,472	10,026,616	9,319,472

Comprehensive (Loss) Income

Comprehensive (loss) income is composed of net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income for the six months ended June 30, 2010, is comprised of a reduction of unrealized gains on the Company’s available-for-sale long-term investment securities that are excluded from net (loss) income and reported separately in stockholders’ equity. Comprehensive (loss) income and its components are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009

Net (loss) income – as reported	$(5,154)	$14,132	$(9,169)	$14,583
Other comprehensive (loss) income:
Reduction of unrealized gain on available-for-sale long-term investment securities	—	—	(180)	—
Comprehensive (loss) income	$(5,154)	$14,132	$(9,349)	$14,583

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

The liabilities of discontinued operations are stated separately as of June 30, 2010, and December 31, 2009, on the accompanying consolidated balance sheets. The major liabilities are as follows:

(in thousands)	June 30, 2010	December 31, 2009
Liabilities
Accounts payable and accrued expenses	$120	$120
Liabilities of discontinued operations	$120	$120

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

In May 2010, the Company sold its one remaining auction rate security investment for $1.6 million, representing a loss of $82,000. Auction rate securities were recorded at their fair value and were classified as long-term investments. Quarterly, the Company had assessed the fair value of its auction rate securities portfolio. As a result of this valuation process, as described below, the Company reported an other comprehensive loss of $0 and $180,000 in the three months and six months ended June 30, 2010, respectively, for a reduction of a temporary unrealized gain related to the estimated fair value of its auction rate security, and reported other-than-temporary impairment charges and realized losses in interest and other income, net, as per the following table.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Impairment of investment securities	$—	$—	$32	$68
Net realized losses	82	—	82	—
	$82	$—	$114	$68

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

The following table provides the fair value measurements of applicable Company financial assets as of June 30, 2010:

	Financial assets at fair value as of June 30, 2010
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$16,005	$—	$—
Obligations of domestic governmental agencies (held-to-maturity) (2)	5,016	—	—
Bank deposits (held-to-maturity)	5,048	—	—
Total	$26,069	$—	$—

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Amortized cost approximates fair value.

The following table summarizes the change in carrying value associated with Level 3 financial assets for the six months ended June 30, 2010:

(in thousands)	Available-for-sale long-term investments

Balance at January 1, 2010	$1,914
Total impairment charges included in net (loss) income	(32)
Other comprehensive loss (reduction of temporary unrealized gain)	(180)
Sale of security	(1,620)
Realized loss on sale of security	(82)
Balance at June 30, 2010	$—

NOTE 3 – STOCKHOLDERS' EQUITY

Common Stock

On September 30, 2009, the Company completed a registered direct offering to certain investors of 8,000,000 shares of its common stock and warrants to purchase up to a total of 2,800,000 shares of its common stock for gross proceeds of approximately $20 million. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock. The purchase price per unit was $2.50. Subject to certain ownership limitations, the warrants are exercisable at any time on or prior to October 1, 2010, at an exercise price of $2.65 per warrant share. In addition, the placement agent received a warrant to purchase up to 108,000 shares of common stock at an exercise price of $3.125 per warrant share, exercisable at any time on or prior to October 1, 2010. Total proceeds to the Company from this public offering were approximately $18.4 million, net of offering costs of approximately $1.6 million. The shares and warrants were sold under a shelf registration statement on Form S-3 (File No. 333-161607) filed with the SEC on August 28, 2009, and declared effective by the SEC on September 23, 2009. The registration statement provides for the offering of up to $40 million of the Company's common stock and warrants.

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

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under the Company’s stock option and incentive plans were 1,927,181 shares at June 30, 2010.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2010:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2009	9,353,572	$6.63	3.3	$6,513,185
Granted	285,840	3.38	4.0
Exercised	(1,102,927)	1.40		$3,908,505
Forfeited	(2,120)	9.80
Expired	(765,749)	10.20
Outstanding at June 30, 2010	7,768,616	$6.90	3.5	$9,697,122
Vested and expected to vest at June 30, 2010	7,734,984	$6.91	3.5	$9,638,857
Exercisable at June 30, 2010	6,699,235	$7.28	2.7	$7,957,868

Upon the exercise of stock options, the Company issues new shares of its common stock. As of June 30, 2010, 3,328,833 options issued to employees, and 93,000 options issued to consultants, are milestone-based, of which 3,203,833 options issued to employees, and 43,000 options issued to consultants, are vested and exercisable.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. Generally, the restricted stock vests over a period of two to four years. The following table summarizes restricted share activity for the six months ended June 30, 2010:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value

Outstanding at December 31, 2009	1,492,136	$0.59	$3,730,340
Granted	690,500	2.77
Vested	(749,684)	0.69	$3,252,031
Forfeited	(7,634)	1.41
Outstanding at June 30, 2010	1,425,318	$1.59	$5,216,664

On September 14, 2009, the Company entered in an employment agreement with Ron Bentsur, its Chief Executive Officer. The agreement terminates on May 20, 2012, provided, however, that Mr. Bentsur’s opportunity to earn the milestone awards described below will be effective until May 20, 2014, subject to certain early termination events. As of June 30, 2010, Mr. Bentsur has been granted a total of 350,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In addition, as of June 30, 2010, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

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

Warrants

	Warrants	Weighted- average exercise price	Aggregate intrinsic value

Outstanding at December 31, 2009	2,908,000	$2.67	$—
Issued	—	—
Exercised	(650,000)	2.65
Canceled	—	—
Outstanding at June 30, 2010	2,258,000	$2.67	$2,229,280

As discussed above, as part of the registered direct offering completed on September 30, 2009, the Company issued warrants to purchase up to 2,800,000 shares of the Company's common stock, of which 650,000 have been exercised as of June 30, 2010. The warrants have an exercise price of $2.65 per warrant share and, subject to certain ownership limitations, are exercisable at any time on or after the initial issue date and on or prior to October 1, 2010. The grant date fair value was $1.03 per warrant, for a total fair value of $2,877,000, which is included in additional paid-in capital on the consolidated balance sheet. In addition, the Company issued to the placement agent in the transaction warrants to purchase up to 108,000 shares of its common stock at an exercise price of $3.125 per warrant share, exercisable at any time on or prior to October 1, 2010, with a grant date fair value of $0.93 per warrant. The fair value of the warrants described above is estimated at the date of grant using the Black-Scholes pricing model. For as long as the warrants issued in the registered direct offering are outstanding, if there is no effective registration statement covering the resale of the warrant shares by the holders, such warrants may be exercisable, in whole or in part, at such time by means of a “cashless exercise.”

Stock-Based Compensation

The Company incurred $695,000 and $1,389,000 of non-cash compensation expense related to equity incentive grants during the three months ended June 30, 2010 and 2009, respectively, and $1,344,000 and $1,960,000 during the six months ended June 30, 2010 and 2009, respectively. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Risk-free interest rates	1.8%	2.0%	1.9%	2.0%
Dividend yield	—	—	—	—
Volatility	126.5%	123.3%	127.9%	123.3%
Weighted-average expected term	4.0 years	4.8 years	4.0 years	4.8 years

The weighted average grant date fair value of options granted for the three months ended June 30, 2010 and 2009 was $3.39 and $0.32 per option, respectively, and for the six months ended June 30, 2010 and 2009 was $2.72 and $0.32 per option.  The Company used historical information to estimate forfeitures within the valuation model. As of June 30, 2010, there was $1.4 million and $2.1 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.3 years and 2.4 years, respectively. These amounts do not include, as of June 30, 2010, 175,000 options outstanding which are milestone-based and vest upon certain corporate milestones, such as FDA approval of the Company’s drug candidates, market capitalization targets, and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs.

On April 23, 2009, the Company’s Board of Directors voted to terminate the employment of Michael S. Weiss as the Company’s Chairman and Chief Executive Officer. Under the terms of Mr. Weiss’ employment agreement, 1,800,000 shares of restricted stock vested and all of Mr. Weiss’ outstanding stock options vested and will remain exercisable for two years following termination. In the second quarter of 2009, the Company recorded approximately $660,000 in non-cash compensation expense (general and administrative) associated with the equity modifications of Mr. Weiss’ outstanding stock options and shares of restricted stock.

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

Prior to the Revised Agreement, an upfront payment of $12.0 million, which was received in October 2007, was being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represented the estimated period over which the Company had certain significant ongoing responsibilities under the original sublicense agreement. An additional milestone payment of $8.0 million, for the achievement of certain milestones reached in March 2008, was received in April 2008, and was being recognized as license revenue on a straight-line basis over the life of the original agreement (as discussed above). As a result of the signing of the Revised Agreement, the unamortized portion of the upfront payment of $12.0 million and the additional milestone payment of $8.0 million were recognized in the three months ended June 30, 2009.

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

In July 2009, the Company settled a dispute with Alfa Wassermann S.p.A. over issues arising from the terminated license agreement for Sulonex (sulodexide). Under the terms of the settlement agreement, Alfa Wassermann paid the Company $3,500,000 (of which $2,750,000 was received in July 2009, and $750,000 was received in July 2010), and the Company was required to deliver to Alfa Wassermann all of its data, information and other intellectual property related to Sulonex.

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

Segment information for the three and six month periods were as follows:

	Revenue
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009

Services	$—	$—	$—	$3
Products	—	18,364	—	21,691
Total	$—	$18,364	$—	$21,694

	Operating (loss) income
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009

Services	$—	$—	$—	$3
Products	(5,180)	13,991	(9,281)	14,332
Total	$(5,180)	$13,991	$(9,281)	$14,335

A reconciliation of the totals reported for the operating segments to the consolidated (loss) income is as follows:

	Net (loss) income
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009

Operating (loss) income of reportable segments	$(5,180)	$13,991	$(9,281)	$14,335
Interest and other income, net	26	141	112	248
Income taxes	—	—	—	—
Consolidated (loss) income	$(5,154)	$14,132	$(9,169)	$14,583

	Assets (1)
(in thousands)	June 30, 2010	December 31, 2009

Services	$—	$—
Products	4,578	4,904
Total assets of reportable segments	4,578	4,904
Cash, cash equivalents, interest receivable and investment securities	31,703	35,914
Consolidated total assets	$36,281	$40,818

(1)	Assets for the Company’s reportable segments include fixed assets, goodwill, accounts receivable and prepaid expenses.

The carrying amount of goodwill by reportable segment as of June 30, 2010 and December 31, 2009 was as follows:

	Goodwill
(in thousands)	June 30, 2010	December 31, 2009

Services	$—	$—
Products	3,208	3,208
Total	$3,208	$3,208

NOTE 6 – SUBSEQUENT EVENT

Subsequent to June 30, 2010, the Company received $750,000 of cash proceeds from its July 2009 settlement with Alfa Wassermann S.p.A. (see Note 4).

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of life-threatening diseases, including cancer and renal disease. We are developing KRX-0401 (perifosine), a novel, potentially first-in-class, oral anti-cancer agent that inhibits Akt activation in the phosphoinositide 3-kinase (PI3K) pathway, and also affects a number of other key signal transduction pathways, including the JNK pathway, all of which are pathways associated with programmed cell death, growth, differentiation and survival. KRX-0401 has demonstrated both safety and clinical efficacy in several tumor types, both as a single agent and in combination with novel therapies. KRX-0401 is currently in Phase 3 clinical development for both refractory advanced colorectal cancer and multiple myeloma, and in Phase 1 and 2 clinical development for several other tumor types. Each of the KRX-0401 Phase 3 programs are being conducted under Special Protocol Assessment (SPA) agreements with the FDA.

We are also developing Zerenex™ (ferric citrate), an oral, iron-based compound that has the capacity to bind to phosphate and form non-absorbable complexes. Zerenex is currently in Phase 3 clinical development, under an SPA, as a treatment for hyperphosphatemia (elevated phosphate levels) in patients with end-stage renal disease, or ESRD. Zerenex has also completed Phase 2 development in Japan by our Japanese partner, Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”). The Phase 3 program in Japan is pending commencement.

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

The table below summarizes the status of our product pipeline.

Product candidate	Target indication	Development status
KRX-0401 (perifosine)	Colorectal cancer Multiple myeloma Multiple other forms of cancer	Phase 3 trial ongoing, under SPA Phase 3 trial ongoing, under SPA Phase 1 & 2 trials ongoing

Zerenex™ (ferric citrate)	Hyperphosphatemia in patients with end-stage renal disease	U.S. Phase 3 program ongoing, under SPA Japan Phase 2 completed by sublicensee (JT and Torii), Japan Phase 3 is pending commencement

KRX-0401 (perifosine)

Refractory Advanced Colorectal Cancer

In June 2010, we announced final results from a randomized, multi-center, double-blind, placebo-controlled, Phase 2 study of KRX-0401 (perifosine) in combination with capecitabine (Xeloda(R)) versus capecitabine plus placebo in patients with second- or third-line metastatic colorectal cancer. The data was presented at the 46th Annual Meeting of the American Society of Clinical Oncology (ASCO) in Chicago in a poster entitled, “Final results of a randomized phase II study of perifosine in combination with capecitabine (P-CAP) versus capecitabine plus placebo (CAP) in patients with second- or third-line metastatic colorectal cancer (mCRC).”

In this randomized, double-blind, placebo-controlled study conducted at 11 centers across the United States, heavily pre-treated patients with second- or third-line metastatic colorectal cancer were randomized to receive capecitabine (a chemotherapy used in advanced metastatic colorectal cancer which is marketed by Roche as Xeloda®) at 825 mg/m2 BID (total daily dose of 1650 mg/m2) on days 1 – 14 every 21 days plus either perifosine or placebo at 50 mg daily. The study enrolled a total of 38 patients, 34 of which were third-line or greater. Median age of patients was 65 (32-83); 61% of the patients were male. Of the 38 patients enrolled, 35 patients were evaluable for response (20 patients on the perifosine + capecitabine arm and 15 patients on the placebo + capecitabine arm). Three patients on the placebo + capecitabine arm were not evaluable for response (2 patients were inevaluable due to toxicity (days 14, 46) and 1 was inevaluable due to a new malignancy on day 6). All patients in the perifosine + capecitabine arm were evaluable for response.

The patients in the study were heavily pre-treated, with the arms well-balanced in terms of prior treatment regimens. The prior treatment regimens for all 38 patients are shown in the table below. Notably, all of the patients (with the exception of one CAP arm patient) had been treated with FOLFIRI and/or FOLFOX, almost 80% treated with Avastin®, and half treated with an EGFR antibody:

Prior RX	P-CAP (n=20)	CAP (n=18)	All Patients (n=38)
FOLFIRI	18 (90%)	16 (89%)	34 (89%)
FOLFOX	15 (75%)	13 (72%)	28 (74%)
FOLFIRI & FOLFOX	13 (65%)	12 (67%)	25 (66%)
Avastin®	15 (75%)	15 (83%)	30 (79%)
EGFR Antibody (1)	9 (45%)	10 (56%)	19 (50%)
5-FU Refractory Status	14 (70%)	13 (72%)	27 (71%)
Third Line or >	18 (90%)	16 (89%)	34 (89%)
(1)  Prior treatment with Erbitux® and/or Vectibix®

The primary endpoint of this study was to measure Time to Progression (TTP).  Overall Response Rate (ORR), defined as Complete Response (CR) + Partial Response (PR) by RECIST, and Overall Survival (OS) were measured as secondary endpoints.

The P-CAP arm demonstrated a statistically significant advantage for TTP and OS, as well as for the percentage of patients achieving Stable Disease (SD) or better lasting 12 or more weeks, as compared to the CAP arm.  The P-CAP arm demonstrated a greater than 60% improvement in OS, a more than doubling of median TTP, and almost a doubling of the percentage of patients achieving SD or better.  In addition, the ORR was 20% (including one CR, and durable responses) in the P-CAP arm versus 7% in the CAP arm. The final efficacy results are as follows:

ALL EVALUABLE PATIENTS (n=35):

Group	n	CR n (%)	PR n (%)	Duration of Response	> SD (min 12 wks) n (%) p=0.036	PD< 12 wks n (%)	Median TTP Wks p=0.0012	Median OS* Months p=0.0161
P-CAP	20	1 (5%)	3 (15%)	CR: 36 m PR: 21, 19, 11 m	11 (55%)	5 (25%)	28 [95% CI (12-48)]	17.7 [95% CI (8.5-24.6)]

CAP	15	0	1 (7%)	PR: 7 m	5 (33%)	9 (60%)	11 [95% CI (9-15.9)]	10.9 [95% CI (5-16.9)]

*Survival is calculated from date of randomization until the date of death from any cause, whether or not additional therapies were received after removal from treatment.

Of notable interest were the patients who were previously refractory to a 5-FU based regimen.  The P-CAP arm again demonstrated a statistically significant increase in both TTP and OS compared to the CAP arm.  The final data is illustrated below:

5-FU REFRACTORY PATIENTS (n=25):

Group	n (%)	PR n (%)	Duration of Response	> SD (min 12 wks) n (%) p=0.066	PD <12 wks n (%)	Median TTP Weeks p=0.0004	Median OS Months P=0.0112
P-CAP	14 (70%)	1 (7%)	19 m	8 (57%)	5 (36%)	18 [95% CI (12-36)]	15.1 [95% CI (7.3-22.3)]

CAP	11 (73%)	0	-	3 (27%)	8 (73%)	10 [95% CI (6.6-11)]	6.6 [95% CI (4.7-11.7)]

All 38 patients were evaluable for safety. The P-CAP combination was well-tolerated with Grade 3 and 4 adverse events of > 10% incidence for the P-CAP arm versus CAP arm as follows: hand-foot syndrome (30% vs. 0%), anemia (15% vs. 0%), fatigue (0% vs. 11%) and abdominal pain (5% vs. 11%). Of note, incidence of Grade 1 and 2 hand-foot syndrome was similar in both the P-CAP and CAP arms (25% vs. 22%, respectively). Hand-foot syndrome is a reported adverse event with capecitabine monotherapy. Patients who remained on treatment longer in the Phase 2 study had a greater chance to develop hand-foot syndrome as illustrated by a median time to onset of Grade 3 and 4 hand-foot syndrome in the P-CAP arm of 19 weeks.

Perifosine is currently in Phase 3 clinical development for refractory advanced colorectal cancer and multiple myeloma, both of these Phase 3 programs being conducted under Special Protocol Assessment (SPA) agreements with the FDA with Fast Track designations obtained for both indications.

Recurrent Pediatric Solid Tumors, Including Neuroblastoma

In June 2010, we announced Phase 1 data of perifosine in recurrent pediatric solid tumors. The data was presented in the pediatric solid tumor poster discussion session held at the 46th Annual Meeting of the American Society of Clinical Oncology (ASCO) in Chicago. The study was conducted by the Memorial Sloan-Kettering Cancer Center pediatric group and marked the first time that perifosine had been administered in a pediatric patient setting.

This Phase 1 study is a single center, open-label, dose-escalating study to assess safety, tolerability, pharmacokinetics (PK), and to identify any dose limiting toxicity (DLT) of single agent perifosine in pediatric patients with any solid tumor that has failed standard therapy. Eleven patients (4 males, 7 females), at a median age of 13 years (5-18) were treated in this study to date. The following tumor types were treated thus far: high-grade glioma (5), medulloblastoma (2), neuroblastoma (3), and ependymoma (1). Most patients were heavily pretreated, with a median of three prior lines of therapy. Cohorts of three patients were treated at three dose levels: 25mg/m2/day, 50mg/m2/day and 75mg/m2/day using 50mg tablets of perifosine after a loading dose on day 1, and taking into account the drug’s long half-life (>100hrs). No DLTs were observed at any of the three dose levels; dose level 4 is currently open for accrual.  PK data thus far suggests similar drug absorption by pediatric patients relative to adult patients treated with single agent perifosine.

Of particular interest were the early signs of clinical activity observed in two of the three patients with Stage 4 refractory neuroblastoma.  Both patients were refractory to prior treatments upon entering the study and achieved stable disease for 48 weeks and 55+ weeks (ongoing).  The investigators concluded that perifosine is well-tolerated in children with recurrent solid tumors and that these early signals of activity warrant further investigation in patients with advanced neuroblastoma and select brain tumors. Recently, National Cancer Institute investigators published in vitro and in vivo data demonstrating that perifosine targets the activation of Akt in neuroblastoma cells and xenografts, significantly inhibits tumor growth in vivo and improves the survival of mice bearing neuroblastoma tumors.

In July 2010, we announced that perifosine received Orphan-Drug designation from the FDA for the treatment of neuroblastoma.

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

Iron parameters were measured at baseline and then quarterly through month 9. On average, slight increases were observed over time, across all key parameters, as follows:

	Baseline (sd)	9 Months (sd)
Ferritin (ng/mL)	520 (328)	781 (364)
TSAT (%)	39.2 (19.7)	45.5 (21.1)
Iron (mcg/dL)	87.8 (37.9)	88.3 (37.2)
HCT (%)	30.8 (6.9)	32.9 (9.7)

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

Corporate

On July 21, 2010, we appointed Joseph Feczko, M.D. to our Board of Directors. Dr. Feczko is a seasoned pharmaceutical executive, with broad industry experience across the spectrum of medical, regulatory and operational affairs. Dr. Feczko was, until his retirement in May 2009, Senior Vice President and Chief Medical Officer (CMO) of Pfizer Inc and member of the Executive Leadership Team with global responsibilities for all aspects of the company’s medical, regulatory and safety activities. Following a time in private practice, Dr. Feczko joined Pfizer in 1982 in New York, and then worked for ten years in the United Kingdom for both Pfizer and Glaxo where his responsibilities included supervising clinical research, regulatory affairs, data management and safety reporting.  Dr. Feczko returned to Pfizer in New York in 1996, where he held positions of increasing responsibility in clinical research and regulatory affairs and safety, culminating in the role of CMO. Dr. Feczko is board-certified in Internal Medicine and a specialist in Infectious Diseases. He has a B.Sc. degree from Loyola University Chicago, and an M.D. from the University of Illinois College of Medicine.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2010 and June 30, 2009

License Revenue. License revenue decreased by $18,289,000 to $0 for the three months ended June 30, 2010, as compared to $18,289,000 for the three months ended June 30, 2009. The decrease in license revenue was due primarily to the recognition of all remaining deferred revenue related to the JT and Torii sublicense agreement originally signed in September 2007, and amended and restated in June 2009. The Amended and Restated Sublicense Agreement, among other things, provided for the elimination of all significant on-going obligations under the sublicense agreement. Accordingly, all remaining deferred revenue pertaining to this sublicense has been recognized in the three months ended June 30, 2009. We expect to recognize additional license revenue from our sublicense agreement in the second half of 2010 upon JT’s initiation of a Phase 3 clinical trial for Zerenex in Japan.

Service Revenue. There was no service revenue in the three months ended June 30, 2010 and 2009, respectively. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2010.

Other Revenue. There was no other revenue for the three months ended June 30, 2010. Other revenue for the three months ended June 30, 2009 was $75,000, and was related to a payment earned in June 2009 from a December 2008 license termination agreement for KRX-0501. Payments associated with this license termination agreement are recognized as earned since we have no on-going responsibilities under the terminated license agreement or the termination agreement. We do not expect our other revenue to have a material impact on our financial results during the remainder of 2010.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $73,000 to $434,000 for the three months ended June 30, 2010, as compared to $361,000 for the three months ended June 30, 2009. The increase in non-cash compensation expense in the three months ended June 30, 2010, as compared to June 30, 2009, was primarily related to grants of equity awards to research and development personnel and the recording of the related fair value of the awards over the respective vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses increased by $1,673,000 to $3,129,000 for the three months ended June 30, 2010, as compared to $1,456,000 for the three months ended June 30, 2009. The increase in other research and development expenses was due primarily to a $1,025,000 increase in research and development expenses related to KRX-0401, primarily due to the two ongoing Phase 3 clinical trials, as well to a $352,000 increase in research and development expenses related to the ongoing Phase 3 clinical trial for Zerenex. We expect our other research and development costs to increase over the remainder of 2010, due to increased patient recruitment into our Phase 3 clinical programs for KRX-0401 and Zerenex.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants decreased by $767,000 to $261,000 for the three months ended June 30, 2010, as compared to an expense of $1,028,000 for the three months ended June 30, 2009. The decrease in non-cash compensation expense in the three months ended June 30, 2010, as compared to June 30, 2009, was primarily related to an expense in the second quarter of 2009 of approximately $660,000 associated with the equity modifications of outstanding stock options and shares of restricted stock of our former chief executive officer, whose employment was terminated in April 2009.

Other General and Administrative Expenses. Other general and administrative expenses decreased by $172,000 to $1,356,000 for the three months ended June 30, 2010, as compared to an expense of $1,528,000 for the three months ended June 30, 2009. The decrease was due primarily to an expense in the second quarter of 2009 of approximately $551,000 for severance and notice pay related to the termination of our former chief executive officer in April 2009, partially offset by increased expenses in the three months ended June 30, 2010 of $316,000 related to general and administrative personnel and investor outreach initiatives. We expect our other general and administrative expenses to remain at a comparable level over the reminder of 2010.

Interest and Other Income, Net. Interest and other income, net, decreased by $115,000 to $26,000 for the three months ended June 30, 2010, as compared to $141,000 for the three months ended June 30, 2009. The decrease was due primarily to a lower effective interest earned on our investment portfolio as well as a realized loss of $82,000 related to the sale in May 2010 of our last auction rate security investment.

Six months ended June 30, 2010 and June 30, 2009

License Revenue. License revenue decreased by $21,616,000 to $0 for the six months ended June 30, 2010, as compared to $21,616,000 for the six months ended June 30, 2009. The decrease in license revenue was due primarily to the recognition of all remaining deferred revenue related to the JT and Torii sublicense agreement originally signed in September 2007, and amended and restated in June 2009, and due to the recognition in the six months ended June 30, 2009, of a $3.0 million milestone payment received from JT and Torii due to their initiation of a Phase 2 clinical study of Zerenex in Japan. We expect to recognize additional license revenue from our sublicense agreement in the second half of 2010 upon JT’s initiation of a Phase 3 clinical trial for Zerenex in Japan.

Service Revenue. There was no service revenue in the six months ended June 30, 2010, as compared to service revenue of $3,000 for the six months ended June 30, 2009. We do not expect our service revenue to have a material impact on our financial results during the remainder of 2010.

Other Revenue. There was no other revenue for the six months ended June 30, 2010. Other revenue for the six months ended June 30, 2009 was $75,000, and was related to a payment earned in June 2009 from a December 2008 license termination agreement for KRX-0501. Payments associated with this license termination agreement are recognized as earned since we have no on-going responsibilities under the terminated license agreement or the termination agreement. We do not expect our other revenue to have a material impact on our financial results during the remainder of 2010.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $114,000 to $676,000 for the six months ended June 30, 2010, as compared to $562,000 for the six months ended June 30, 2009. The increase in non-cash compensation expense in the six months ended June 30, 2010, as compared to June 30, 2009, was primarily related to grants of equity awards to research and development personnel and the recording of the related fair value of the awards over the respective vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses increased by $2,853,000 to $5,683,000 for the six months ended June 30, 2010, as compared to $2,830,000 for the six months ended June 30, 2009. The increase in other research and development expenses was due primarily to a $1,600,000 increase in research and development expenses related to KRX-0401, primarily due to the two ongoing Phase 3 clinical trials, as well to a $854,000 increase in research and development expenses related to the Zerenex program. We expect our other research and development costs to increase over the remainder of 2010, due to increased patient recruitment into our Phase 3 clinical programs for KRX-0401 and Zerenex.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants decreased by $730,000 to $668,000 for the six months ended June 30, 2010, as compared to an expense of $1,398,000 for the six months ended June 30, 2009. The decrease in non-cash compensation expense in the six months ended June 30, 2010, as compared to June 30, 2009, was primarily related to an expense in the second quarter of 2009 of approximately $660,000 associated with the equity modifications of outstanding stock options and shares of restricted stock of our former chief executive officer, whose employment was terminated in April 2009, and due to lower expenses related to grants of equity awards to general and administrative personnel and the recording of the related fair value of the awards over the respective vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses decreased by $315,000 to $2,254,000 for the six months ended June 30, 2010, as compared to an expense of $2,569,000 for the six months ended June 30, 2009. The decrease was due primarily to an expense in the second quarter of 2009 of approximately $551,000 for severance and notice pay related to the termination of our former chief executive officer in April 2009. We expect our other general and administrative expenses to remain at a comparable level over the reminder of 2010.

Interest and Other Income, Net. Interest and other income, net, decreased by $136,000 to $112,000 for the six months ended June 30, 2010, as compared to $248,000 for the six months ended June 30, 2009. The decrease was due primarily to a lower effective interest earned on our investment portfolio as well as a realized loss of $82,000 related to the sale in May 2010 of our last auction rate security investment.

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

On September 30, 2009, we completed a registered direct offering to certain investors of 8,000,000 shares of our common stock and warrants to purchase up to a total of 2,800,000 shares of our common stock for gross proceeds of approximately $20 million. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock. The purchase price per unit was $2.50. Subject to certain ownership limitations, the warrants are exercisable at any time on or prior to October 1, 2010, at an exercise price of $2.65 per warrant share. In addition, the placement agent received a warrant to purchase up to 108,000 shares of our common stock at an exercise price of $3.125 per warrant share, exercisable at any time on or prior to October 1, 2010. Total proceeds to us from this public offering were approximately $18.4 million, net of offering costs of approximately $1.6 million. The shares and warrants were sold under a shelf registration statement on Form S-3 (File No. 333-161607) filed with the SEC on August 28, 2009, and declared effective by the SEC on September 23, 2009. The registration statement provides for the offering of up to $40 million of our common stock and warrants. Subsequent to this registered direct offering, there remains approximately $12.2 million of our common stock and warrants available for sale under the shelf registration statement. We may offer the remaining securities under our shelf registration from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in our best interests and the best interests of our stockholders. We believe that the shelf registration provides us with the flexibility to raise additional capital to finance our operations as needed.

As of June 30, 2010, we had $31.7 million in cash, cash equivalents, interest receivable, and investment securities, a decrease of $4.2 million from December 31, 2009. We currently anticipate that our cash, cash equivalents and investment securities as of June 30, 2010, exclusive of our anticipated milestones to be received and expected exercises of expiring options and warrants, are sufficient to meet our anticipated working capital needs and fund our business plan for approximately 16 to 18 months from June 30, 2010.

Cash used in operating activities for the six months ended June 30, 2010 was $7.0 million, as compared to $2.0 million for the six months ended June 30, 2009. This increase in cash used in operating activities was due primarily to a $3.0 million non-refundable milestone payment received from JT and Torii in the six months ended June 30, 2009, associated with their initiation of a Phase 2 trial for Zerenex in Japan, as well as increased expenditures in the three months ended June 30, 2010, associated with our Phase 3 clinical programs for KRX-0401 and Zerenex.

For the six months ended June 30, 2010, net cash provided by investing activities of $9.1 million was primarily the result of the maturity of held-to-maturity short-term securities, partially offset by investments in held-to-maturity short-term securities. For the six months ended June 30, 2010, net cash provided by financing activities of $3.2 million was related to net proceeds received from the exercise of options and warrants.

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

Accounting Related to Goodwill. As of June 30, 2010, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

Impairment of Investment Securities. In May 2010, we sold our one remaining auction rate security investment for $1.6 million, representing a loss of $82,000, which is included in interest and other income, net, in the three and six months ended June 30, 2010.

Auction rate securities were recorded at their fair value and were classified as long-term investments. Quarterly, we have assessed the fair value of our prior auction rate securities portfolio. As a result of this valuation process, as described below, we reported an other comprehensive loss of $180,000 in the six months ended June 30, 2010, for a reduction of a temporary unrealized gain related to the estimated fair value of our last auction rate security, and recorded impairment charges of $32,000 and $68,000 in the six months ended June 30, 2010 and 2009, respectively, for other-than-temporary declines in the value of our auction rate securities, all of which were included in interest and other income, net.

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

Effective during the quarter ended March 31, 2010, the FASB issued ASU No. 2010-09, Subsequent Events, amending Accounting Standards Codification 855, Subsequent Events, to state that an entity that is a SEC filer is required to evaluate subsequent events through the date that the financial statements are issued, but is not required to disclose the date. The amendment was effective commencing with the quarter ended March 31, 2010. The adoption of this standard did not have a significant impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of June 30, 2010, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including money market funds and government debt. Due to the short-term nature of our investments, we believe we have no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.

In October 2009, we filed a statement of claim with the Financial Institution Regulatory Authority (“FINRA”) to commence an arbitration proceeding against an SEC registered broker-dealer. In this arbitration proceeding, we seek damages arising from that broker-dealer’s recommendations and purchases of auction rate securities for our cash management account. The claim will be determined by a panel of three FINRA arbitrators. In January 2010, the broker-dealer filed an answer to the statement of claim and denied liability. The arbitration panel has been selected and the parties are in the process of exchanging documents relevant to the claims. A hearing is scheduled for February 2011 concerning our claims against the broker-dealer.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2010, we had an accumulated deficit of approximately $330.6 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

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

Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are planning clinical trials that will seek to enroll patients with the same diseases we are studying. Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates. They may also incur additional costs if enrollment is increased in order to achieve the desired number of events. If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials in a cost-effective or timely manner. In addition, conducting multi-national studies adds another level of complexity and risk.  We are subject to events affecting countries outside the United States. Negative or inconclusive results from the clinical trials we conduct or unanticipated adverse medical events could cause us to have to repeat or terminate the clinical trials. We may also opt to change the delivery method, formulation or dosage which could affect efficacy results for the drug candidate. For example, we have limited clinical experience with our new one gram caplet formulation for Zerenex, and therefore, there is no assurance that this new formulation will be safe and efficacious when assessed in a large and/or long-term clinical trial setting. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

In December 2009, we initiated a Phase 3 clinical trial for KRX-0401 (perifosine) in relapsed / refractory multiple myeloma patients pursuant to a SPA with the FDA. In April 2010, we initiated a Phase 3 clinical trial for KRX-0401 (perifosine) in patients with refractory advanced colorectal cancer pursuant to a SPA with the FDA. In May 2010, we initiated a Phase 3 clinical program for Zerenex (ferric citrate) as a treatment of hyperphosphatemia in patients with end-stage renal disease pursuant to a SPA with the FDA. Many companies which have been granted SPAs and/or the right to utilize fast track or accelerated approvals have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs, based on protocol designs negotiated with the agency, we may be subject to enhanced scrutiny. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision.

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

Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding and liver toxicities that have been seen in some high-dose, ferric citrate canine studies, may require us to perform additional safety studies or analyses, which could delay the development of the drug or lead to a decision to discontinue development of the drug. The submission of data to the FDA from our long-term rat and canine pre-clinical studies are prerequisites for our initiation of a long-term Phase 3 clinical trial for Zerenex, and any safety signals could potentially delay the start of such clinical trial or lead to a decision to discontinue development of the drug. We recently submitted to the FDA data from these pre-clinical studies and we can provide no assurance that the FDA will not raise any safety concerns. Drug candidates in the later stages of clinical development may fail to show the desired traits of safety and efficacy despite positive results in initial clinical testing. Results from earlier studies may not be indicative of results from future clinical trials. The risk remains that a pivotal program may generate efficacy data that will be insufficiently persuasive for the approval of the drug, or may raise safety concerns that may prevent approval of the drug. The risk also remains that a clinical program conducted by one of our partners may raise efficacy or safety concerns that may prevent approval of the drug. Interpretation of the prior pre-clinical and clinical safety and efficacy data of our drug candidates may be flawed. There can be no assurance that safety and/or efficacy concerns from the prior data were not overlooked or misinterpreted, which in subsequent, larger studies might appear and prevent approval of such drug candidates. We may not be able to replicate in our Phase 3 clinical program for Zerenex, the efficacy and safety results for Zerenex observed in the previous Phase 2 clinical trials and the Open Label Extension (OLE) clinical trial. The positive effects of Zerenex on IV iron and EPO use observed in the OLE clinical trial may not be reproducible. In addition, we may not be able to replicate in the Phase 3 trials for KRX-0401, the efficacy and safety results for KRX-0401 observed in previous clinical trials. In addition, we will need to re-input our safety information on KRX-0401 into a database compliant with Good Clinical Practice.  We can provide no assurance that safety concerns will not subsequently arise.

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

As of August 3, 2010, we had 17 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Bentsur, such agreement does not prevent him from terminating his employment with us.

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

For example, in July 2010, the Centers for Medicare & Medicaid Services, or CMS, released its final rule to implement a bundled prospective payment system for end-stage renal disease facilities as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The final rule did not include oral medications without IV equivalents, such as phosphate binders, in the bundle until January 1, 2014. If phosphate binders are bundled into the composite rate beginning in 2014, separate Medicare reimbursement will no longer be available for phosphate binders. It is too early to project the impact bundling may have on the phosphate binder industry.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 17 full and part-time employees as of August 3, 2010. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our current cash, cash equivalents and investment securities may not be adequate to support our operations for the length of time that we have estimated.

We currently anticipate that our cash, cash equivalents and investment securities as of June 30, 2010, exclusive of our anticipated milestones to be received and expected exercises of expiring options and warrants, are sufficient to meet our anticipated working capital needs and fund our business plan for approximately 16 to 18 months from June 30, 2010. Our forecast of the period of time through which our cash, cash equivalents and investment securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

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

The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:

●
Our composition of matter patent covering KRX-0401 (perifosine) expires in 2013 and we cannot assure you that we can obtain an extension to 2018 (the maximum term of extension under the patent term restoration program). Our composition of matter patent covering Zerenex expires in 2017 and we cannot assure you that we can obtain an extension to 2022 (the maximum term of extension under the patent term restoration program). Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. Upon expiration of our composition of matter patents for KRX-0401 and Zerenex, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any other patents that we may hold, such as method of use patents.

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

In addition to patent protection, we may utilize orphan drug regulations or other provisions of the Food, Drug and Cosmetic Act to provide market exclusivity for certain of our drug candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the United States, or, diseases that affect more than 200,000 individuals in the United States but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. In September 2009, we announced that KRX-0401 (perifosine) has received Orphan-Drug designation from the FDA for the treatment of multiple myeloma, and in July 2010, we announced that KRX-0401 has received Orphan-Drug designation from the FDA for the treatment of neuroblastoma. We believe that KRX-0401 may be eligible for additional orphan drug designations; however, we cannot assure that KRX-0401, or any other drug candidates we may acquire or in-license, will obtain such orphan drug designations.

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

10.1*	Keryx Biopharmaceuticals, Inc. Second Amended and Restated Directors Equity Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2010.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2010.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2010.
_____________________
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: August 9, 2010	By:	/s/ James F. Oliviero
Chief Financial Officer

Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.1*	Keryx Biopharmaceuticals, Inc. Second Amended and Restated Directors Equity Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2010.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2010.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2010.
________________________
* Indicates management contract or compensatory plan or arrangement.