Form 10-Q
period 2010-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2010-11-05
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

There were 61,179,322 shares of the registrant’s common stock, $0.001 par value, outstanding as of October 29, 2010.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

•
expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of KRX-0401 (perifosine) and ZerenexTM (ferric citrate) or any other products we may acquire or in-license;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.
Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009

(in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,239	$16,386
Short-term investment securities	9,122	17,548
Interest receivable	31	66
Other current assets	344	1,521
Total current assets	34,736	35,521
Long-term investment securities	—	1,914
Property, plant and equipment, net	64	94
Goodwill	3,208	3,208
Other assets, net	74	81
Total assets	$38,082	$40,818

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,028	$5,001
Accrued compensation and related liabilities	433	755
Deferred revenue	156	156
Liabilities of discontinued operations	120	120
Total current liabilities	7,737	6,032
Contingent equity rights	2,639	2,639
Other liabilities	—	50
Total liabilities	10,376	8,721
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (95,000,000 shares authorized, 61,259,270 and 56,560,478 shares issued, 61,179,322 and 56,480,530 shares outstanding at September 30, 2010 and December 31, 2009, respectively)	61	57
Additional paid-in capital	364,452	353,650
Treasury stock, at cost, 79,948 shares at September 30, 2010 and December 31, 2009, respectively	(357)	(357)
Accumulated other comprehensive income	—	180
Accumulated deficit	(336,450)	(321,433)
Total stockholders’ equity	27,706	32,097
Total liabilities and stockholders’ equity	$38,082	$40,818

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Operations
for the three months and nine months ended September 30, 2010 and 2009 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
License revenue	$—	$—	$—	$21,616
Service revenue	—	—	—	3
Other revenue	—	3,500	—	3,575
Total revenue	—	3,500	—	25,194

Operating expenses:
Research and development:
Non-cash compensation	322	388	998	950
Other research and development	3,901	1,527	9,584	4,357
Total research and development	4,223	1,915	10,582	5,307

General and administrative:
Non-cash compensation	291	250	959	1,648
Other general and administrative	1,419	904	3,673	3,473
Total general and administrative	1,710	1,154	4,632	5,121

Total operating expenses	5,933	3,069	15,214	10,428

Operating (loss) income	(5,933)	431	(15,214)	14,766

Interest and other income, net	85	129	197	377
(Loss) income before income taxes	(5,848)	560	(15,017)	15,143

Income taxes	—	—	—	—
Net (loss) income	$(5,848)	$560	$(15,017)	$15,143

Basic net (loss) income per common share	$(0.10)	$0.01	$(0.26)	$0.32
Diluted net (loss) income per common share	$(0.10)	$0.01	$(0.26)	$0.31

Weighted average shares used in computing basic net (loss) income per common share	59,324,661	47,932,029	58,219,823	47,880,737
Weighted average shares used in computing diluted net (loss) income per common share	59,324,661	49,028,254	58,219,823	48,326,718

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
for the nine months ended September 30, 2010 (Unaudited)

(in thousands, except share amounts)

							Accumulated
				Additional			other
	Common stock			paid-in	Treasury stock		comprehensive	Accumulated
	Shares	Amount		Capital	Shares	Amount	income	deficit	Total
Balance at December 31, 2009	56,560,478	$57		$353,650	79,948	$(357)	$180	$(321,433)	$32,097
Changes during the period:
Issuance of restricted stock	695,500	—	*	—	—	—	—	—	—	*
Forfeiture of restricted stock	(7,635)	(—	)*	—	—	—	—	—	(—	)*
Issuance of common stock in connection with the exercise of warrants from public offering (net of offering costs of $452)	2,908,000	3		7,303	—	—	—	—	7,306
Issuance of common stock in connection with the exercise of options	1,102,927	1		1,542	—	—	—	—	1,543
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		1,957	—	—	—	—	1,957
Reduction of unrealized gain on long-term investment securities							(180)		(180)
Net loss	—	—		—	—	—	—	(15,017)	(15,017)
Balance at September 30, 2010	61,259,270	$61		$364,452	79,948	$(357)	$—	$(336,450)	$27,706

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows
for the nine months ended September 30, 2010 and 2009 (Unaudited)

(in thousands)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) income	$(15,017)	$15,143
Adjustments to reconcile net (loss) income to cash flows used in operating activities:
Stock compensation expense	1,957	2,598
Depreciation and amortization	48	72
Loss (gain) on sale of available-for-sale securities	82	(16)
Impairment of investment securities	32	68
Changes in assets and liabilities:
Decrease (increase) in other current assets	1,177	(527)
Decrease in accrued interest receivable	35	20
Decrease in other assets	7	3
Increase (decrease) in accounts payable and accrued expenses	2,027	(832)
(Decrease) increase in accrued compensation and related liabilities	(322)	324
Decrease in other liabilities	(50)	(51)
Decrease in deferred revenue	—	(18,616)
Net cash used in operating activities	(10,024)	(1,814)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(18)	(4)
Investment in held-to-maturity short-term securities	(18,366)	(1)
Proceeds from maturity of held-to-maturity short-term securities	26,792	2,300
Proceeds from sale of available-for-sale long-term securities	1,620	50
Net cash provided by investing activities	10,028	2,345

CASH FLOWS FROM FINANCING ACTIVITIES

Gross proceeds from public offering	—	20,000
Offering costs paid	—	(6)
Proceeds from exercise of warrants from public offering, net	7,306	—
Proceeds from exercise of options	1,543	14
Net cash provided by financing activities	8,849	20,008

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,853	20,539

Cash and cash equivalents at beginning of period	16,386	13,143

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,239	$33,682

NON-CASH TRANSACTIONS
Accrued offering costs	$—	$1,551
Issuance of warrants to placement agent in public offering	—	100

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Notes to Consolidated Financial Statements (unaudited)

NOTE 1 - GENERAL

Basis of Presentation

Keryx Biopharmaceuticals, Inc. and subsidiaries (“Keryx” or the “Company”) is a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of life-threatening diseases, including cancer and renal disease. Most of the Company's biopharmaceutical development and substantially all of its administrative operations during the three and nine months ended September 30, 2010 and 2009 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Except for in 2009, the Company has incurred substantial operating losses since its inception, and expects to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2010, the Company has an accumulated deficit of $336.5 million.

The Company’s major sources of working capital have been proceeds from various private placements of equity securities, option and warrant exercises, public offerings of its common stock, interest income, and, beginning in 2007, from the upfront and milestone payments from its Sublicense Agreement with Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”) and miscellaneous payments from its other prior licensing activities. The Company has not yet commercialized any of its drug candidates and cannot be sure if it will ever be able to do so. Even if the Company commercializes one or more of its drug candidates, the Company may not become profitable. The Company’s ability to achieve profitability depends on a number of factors, including its ability to obtain regulatory approval for its drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its drug candidates alone or in partnership. The Company may continue to incur substantial operating losses even if it begins to generate revenues from its drug candidates, if approved.

The Company currently anticipates that its cash, cash equivalents and investment securities as of September 30, 2010, exclusive of anticipated milestones to be received and expected exercises of expiring options, are sufficient to meet the Company’s anticipated working capital needs and fund its business plan for approximately 16 to 18 months from September 30, 2010. Including anticipated milestones to be received and the assumed proceeds from the exercise of expiring options, the Company’s capital working capital resources are expected to be sufficient to meet the Company’s anticipated working capital needs for approximately 20 to 24 months from September 30, 2010. The actual amount of working capital that the Company will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for the Company’s drug candidates. The Company is dependent upon significant financing to provide the working capital necessary to execute its business plan, including the commercialization of any of its drug candidates.

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

Effective during the quarter ended March 31, 2010, the FASB issued ASU No. 2010-09, Subsequent Events, amending Accounting Standards Codification 855, Subsequent Events, to state that an entity that is a SEC filer is required to evaluate subsequent events through the date that the financial statements are issued, but is not required to disclose the date. The amendment was effective commencing with the quarter ended March 31, 2010. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

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

The following table summarizes the Company’s investment securities at September 30, 2010, and December 31, 2009:

(in thousands)	September 30, 2010	December 31, 2009

Short-term investment securities:
Obligations of domestic governmental agencies (mature December 2010) (held-to-maturity)	$9,022	$12,532
Bank deposits (mature January 2011) (held-to-maturity)	100	5,016
Total short-term investment securities	9,122	17,548

Long-term investment securities:
Auction rate security	$—	$1,914

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

Income Taxes

As of September 30, 2010, the Company has U.S. net operating loss carryforwards of approximately $281.8 million which expire from 2019 through 2030. The Company has established a 100% valuation allowance against its net deferred tax assets due to the Company’s history of pre-tax losses and the resulting likelihood that the deferred tax assets will not be realizable. Due to the Company’s historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

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

Basic and Diluted Net (Loss) Income per Common Share

Basic net loss or income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss or income per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for three and nine months ended September 30, 2010, because the effect of including them would have been anti-dilutive.

Basic and diluted net (loss) income per share were determined as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2010	2009	2010	2009
Basic:
Net (loss) income	$(5,848)	$560	$(15,017)	$15,143
Weighted average shares outstanding	59,324,661	47,932,029	58,219,823	47,880,737
Basic net (loss) income per common share	$(0.10)	$0.01	$(0.26)	$0.32
Diluted:
Net (loss) income	$(5,848)	$560	$(15,017)	$15,143
Weighted average shares outstanding	59,324,661	47,932,029	58,219,823	47,880,737
Effect of dilutive options and warrants	—	1,096,225	—	445,981
Weighted average shares outstanding assuming dilution	59,324,661	49,028,254	58,219,823	48,326,718
Diluted net (loss) income per common share	$(0.10)	$0.01	$(0.26)	$0.31

The Company did not include the following securities in the table below in the computation of diluted net (loss) income per common share because the securities were anti-dilutive during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Stock options	7,888,616	4,816,050	7,888,616	8,431,050
Warrants	—	2,908,000	—	2,908,000
Total	7,888,616	7,724,050	7,888,616	11,339,050

Comprehensive (Loss) Income

Comprehensive (loss) income is composed of net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income for the nine months ended September 30, 2010, is comprised of a reduction of unrealized gains on the Company’s available-for-sale long-term investment securities that are excluded from net (loss) income and reported separately in stockholders’ equity. Comprehensive (loss) income and its components are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009

Net (loss) income – as reported	$(5,848)	$560	$(15,017)	$15,143
Other comprehensive (loss) income:
Unrealized gain on available-for-sale long-term investment securities	—	250	(180)	250
Comprehensive (loss) income	$(5,848)	$810	$(15,197)	$15,393

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

The liabilities of discontinued operations are stated separately as of September 30, 2010, and December 31, 2009, on the accompanying consolidated balance sheets. The major liabilities are as follows:

(in thousands)	September 30, 2010	December 31, 2009
Liabilities
Accounts payable and accrued expenses	$120	$120
Liabilities of discontinued operations	$120	$120

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

In May 2010, the Company sold its one remaining auction rate security investment for $1.6 million, representing a loss of $82,000. Auction rate securities were recorded at their fair value and were classified as long-term investments. Quarterly, the Company had assessed the fair value of its auction rate securities portfolio. As a result of this valuation process, as described below, the Company reported an other comprehensive loss of $0 and $180,000 in the three months and nine months ended September 30, 2010, respectively, for a reduction of a temporary unrealized gain related to the estimated fair value of its auction rate security, and reported other-than-temporary impairment charges and net realized gains and losses in interest and other income, net, as per the following table.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Impairment of investment securities	$—	$—	$(32)	$(68)
Net realized loss	—	—	(82)	—
Net realized gain	—	16	—	16
	$—	$16	$(114)	$(52)

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

The following table provides the fair value measurements of applicable Company financial assets as of September 30, 2010:

	Financial assets at fair value as of September 30, 2010
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$17,186	$—	$—
Obligations of domestic governmental agencies (held-to-maturity) (2)	9,022	—	—
Bank deposits (held-to-maturity)	100	—	—
Total	$26,308	$—	$—

(1)	Included in cash and cash equivalents on the Company’s consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Amortized cost approximates fair value.

The following table summarizes the change in carrying value associated with Level 3 financial assets for the nine months ended September 30, 2010:

(in thousands)	Available-for-sale long-term investments

Balance at January 1, 2010	$1,914
Total impairment charges included in net (loss) income	(32)
Other comprehensive loss (reduction of temporary unrealized gain)	(180)
Sale of security	(1,620)
Realized loss on sale of security	(82)
Balance at September 30, 2010	$—

NOTE 3 – STOCKHOLDERS' EQUITY

Common Stock

On September 30, 2009, the Company completed a registered direct offering to certain investors of 8,000,000 shares of its common stock and warrants to purchase up to a total of 2,800,000 shares of its common stock for gross proceeds of approximately $20 million. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock. The purchase price per unit was $2.50. Subject to certain ownership limitations, the warrants were exercisable at any time on or prior to October 1, 2010, at an exercise price of $2.65 per warrant share. In addition, the placement agent received a warrant to purchase up to 108,000 shares of common stock at an exercise price of $3.125 per warrant share, exercisable at any time on or prior to October 1, 2010. Total proceeds to the Company from this public offering were approximately $18.4 million, net of offering costs of approximately $1.6 million. As of September 30, 2010, all the warrants have been exercised, which provided additional proceeds to the Company of approximately $7.3 million, net of offering costs of approximately $0.5 million.

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

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under the Company’s stock option and incentive plans were 1,802,181 shares at September 30, 2010.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2010:
	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2009	9,353,572	$6.63	3.3	$6,513,185
Granted	405,840	3.66	4.0
Exercised	(1,102,927)	1.40		$3,908,505
Forfeited	(2,120)	9.80
Expired	(765,749)	10.20
Outstanding at September 30, 2010	7,888,616	$6.86	3.4	$14,251,589
Vested and expected to vest at September 30, 2010	7,852,448	$6.87	3.3	$14,164,290
Exercisable at September 30, 2010	6,746,016	$7.29	2.5	$11,645,658

Upon the exercise of stock options, the Company issues new shares of its common stock. As of September 30, 2010, 125,000 options issued to employees and 50,000 options issued to consultants are unvested, milestone-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. Generally, the restricted stock vests over a period of two to four years. The following table summarizes restricted share activity for the nine months ended September 30, 2010:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value

Outstanding at December 31, 2009	1,492,136	$0.59	$3,730,340
Granted	695,500	2.78
Vested	(764,496)	0.68	$3,304,317
Forfeited	(7,634)	1.41
Outstanding at September 30, 2010	1,415,506	$1.61	$6,808,584

On September 14, 2009, the Company entered in an employment agreement with Ron Bentsur, its Chief Executive Officer. The agreement terminates on May 20, 2012, provided, however, that Mr. Bentsur’s opportunity to earn the milestone awards described below will be effective until May 20, 2014, subject to certain early termination events. As of September 30, 2010, Mr. Bentsur has been granted a total of 350,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In addition, as of September 30, 2010, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

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

Warrants

	Warrants	Weighted- average exercise price	Aggregate intrinsic value

Outstanding at December 31, 2009	2,908,000	$2.67	$—
Issued	—	—
Exercised	(2,908,000)	2.67	$5,550,820
Canceled	—	—
Outstanding at September 30, 2010	—	$—	$—

As discussed above, as part of the registered direct offering completed on September 30, 2009, the Company issued warrants to purchase up to 2,800,000 shares of the Company's common stock, all of which have been exercised as of September 30, 2010. The warrants had an exercise price of $2.65 per warrant share. The grant date fair value was $1.03 per warrant, for a total fair value of $2,877,000, which is included in additional paid-in capital on the consolidated balance sheet. In addition, the Company issued to the placement agent in the transaction warrants to purchase up to 108,000 shares of its common stock at an exercise price of $3.125 per warrant share, all of which have been exercised as of September 30, 2010, with a grant date fair value of $0.93 per warrant. The fair values of the warrants described above were estimated at the date of grant using the Black-Scholes pricing model.

Stock-Based Compensation

The Company incurred $613,000 and $638,000 of non-cash compensation expense related to equity incentive grants during the three months ended September 30, 2010 and 2009, respectively, and $1,957,000 and $2,598,000 during the nine months ended September 30, 2010 and 2009, respectively. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Risk-free interest rates	1.1%	2.0%	1.7%	2.0%
Dividend yield	—	—	—	—
Volatility	124.7%	125.8%	127.0%	123.4%
Weighted-average expected term	4.0 years	4.0 years	4.0 years	4.8 years

The weighted average grant date fair value of options granted for the three months ended September 30, 2010 and 2009 was $3.42 and $1.71 per option, respectively, and for the nine months ended September 30, 2010 and 2009 was $2.93 and $0.38 per option, respectively.  The Company used historical information to estimate forfeitures within the valuation model. As of September 30, 2010, there was $1.5 million and $1.9 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.4 years and 2.2 years, respectively. These amounts do not include, as of September 30, 2010, 175,000 options outstanding which are milestone-based and vest upon certain corporate milestones, such as FDA approval of the Company’s drug candidates, market capitalization targets, and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs.

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

NOTE 4 - LICENSE AGREEMENTS

In September 2007, the Company entered into a Sublicense Agreement with JT and Torii, JT's pharmaceutical business subsidiary, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate in Japan, which is being developed in the United States under the trade name Zerenex. JT and Torii are responsible for the future development and commercialization costs in Japan. Effective as of June 8, 2009, the Company entered into an Amended and Restated Sublicense Agreement (the “Revised Agreement”) with JT and Torii, which, among other things, provided for the elimination of all significant on-going obligations under the sublicense agreement. Accordingly, in accordance with the Company’s revenue recognition policies, all remaining deferred revenue pertaining to this sublicense has been recognized in the nine months ended September 30, 2009.

Prior to the Revised Agreement, an upfront payment of $12.0 million, which was received in October 2007, was being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represented the estimated period over which the Company had certain significant ongoing responsibilities under the original sublicense agreement. An additional milestone payment of $8.0 million, for the achievement of certain milestones reached in March 2008, was received in April 2008, and was being recognized as license revenue on a straight-line basis over the life of the original agreement (as discussed above). As a result of the signing of the Revised Agreement, the unamortized portion of the upfront payment of $12.0 million and the additional milestone payment of $8.0 million were recognized in the nine months ended September 30, 2009.

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

Segment information for the three and nine month periods were as follows:

	Revenue
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009

Services	$—	$—	$—	$3
Products	—	3,500	—	25,191
Total	$—	$3,500	$—	$25,194

	Operating (loss) income
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009

Services	$—	$—	$—	$3
Products	(5,933)	431	(15,214)	14,763
Total	$(5,933)	$431	$(15,214)	$14,766

A reconciliation of the totals reported for the operating segments to the consolidated (loss) income is as follows:

	Net (loss) income
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009

Operating (loss) income of reportable segments	$(5,933)	$431	$(15,214)	$14,766
Interest and other income, net	85	129	197	377
Income taxes	—	—	—	—
Consolidated (loss) income	$(5,848)	$560	$(15,017)	$15,143

	Assets (1)
(in thousands)	September 30, 2010	December 31, 2009

Services	$—	$—
Products	3,690	4,904
Total assets of reportable segments	3,690	4,904
Cash, cash equivalents, interest receivable and investment securities	34,392	35,914
Consolidated total assets	$38,082	$40,818

(1)	Assets for the Company’s reportable segments include fixed assets, goodwill, accounts receivable and prepaid expenses.

The carrying amount of goodwill by reportable segment as of September 30, 2010 and December 31, 2009 was as follows:

	Goodwill
(in thousands)	September 30, 2010	December 31, 2009

Services	$—	$—
Products	3,208	3,208
Total	$3,208	$3,208

NOTE 6 – SUBSEQUENT EVENT

In November 2010, the Company was notified that it will receive a $488,958 grant under The Patient Protection and Affordable Care Act of 2010 for its drug candidates, KRX-0401 (perifosine) and Zerenex (ferric citrate). The Internal Revenue Service issued the funding under the Qualifying Therapeutic Discovery Project administered under section 48D of the Internal Revenue Code.

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

The table below summarizes the status of our product pipeline.

Product candidate	Target indication	Development status
KRX-0401 (perifosine)	Colorectal cancer Multiple myeloma Multiple other forms of cancer	Phase 3 trial ongoing, under SPA Phase 3 trial ongoing, under SPA Phase 1 & 2 trials ongoing

Zerenex™ (ferric citrate)	Hyperphosphatemia in patients with end-stage renal disease	U.S. Phase 3 program ongoing, under SPA Japan Phase 2 completed by sublicensee (JT and Torii), Japan Phase 3 pending commencement

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

The investigators concluded that in this OLE trial of ferric citrate with doses as high as 6 g/day, ferric citrate demonstrated the potential to be used long-term as a phosphate binder in ESRD patients. Ferric citrate appeared to be efficacious in controlling serum phosphorus and well-tolerated and safe for up to one year. Additionally, it is the investigators’ opinion that this OLE trial, along with data from both animal studies and the Phase 2 high dose trial, supports the notion that some iron absorption may be occurring with the use of ferric citrate as a phosphate binder in ESRD patients and that if a reduction in the use of IV-iron supplements and/or EPO are documented in future long-term clinical trials, the cost-benefit and cost-effectiveness of ferric citrate as a phosphate binder, as compared to currently marketed phosphate binders, would be significant.

In September 2010, we announced the initiation of the long-term Phase 3 study of Zerenex (ferric citrate) in patients with end-stage renal disease on dialysis.  The initiation of this study marked the commencement of the final component of our Phase 3 registration program for Zerenex, which is being conducted in accordance with a Special Protocol Assessment (SPA) agreement with the FDA. Pursuant to the SPA agreement, the Zerenex Phase 3 registration program consists of a short-term efficacy study, which was initiated in May 2010, and the 58-week long-term safety and efficacy study.

The short-term efficacy study initiated in May 2010 is a multicenter, randomized, open-label clinical trial with an enrollment of approximately 150 patients on hemodialysis. In October 2010, we announced the completion of patient enrollment into the study. All patients underwent a 2-week washout period, following which the patients were randomized 1:1:1 to receive a fixed dose of Zerenex (1 gram, 6 grams or 8 grams per day) for a treatment period of 28 days. The primary endpoint of the study is to demonstrate a dose response in the change of serum phosphorous from baseline (end of washout period) to end of the treatment period (day 28). Fourteen sites in the U.S. are participating in the short-term study.

The long-term study initiated in September 2010 is a multicenter, randomized, open-label, safety and efficacy clinical trial with a planned enrollment of approximately 300 ESRD patients on hemodialysis or peritoneal dialysis.  The study consists of a 2-week washout period followed by a 52-week safety assessment in which patients are randomized 2:1 to receive either Zerenex or an active control. The 52-week safety assessment period will be followed by a 4-week efficacy assessment in which only patients randomized to treatment with Zerenex during the safety assessment period will be randomized in a 1:1 ratio to either continue treatment with Zerenex or switch to placebo for a 4-week efficacy assessment period.  Approximately 45 sites in the U.S. and select ex-U.S. sites will participate in the study.

General Corporate

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

RESULTS OF OPERATIONS

Three months ended September 30, 2010 and September 30, 2009

License Revenue. There was no license revenue in the three months ended September 30, 2010 and 2009, respectively.  We expect to recognize additional license revenue from our sublicense agreement upon JT’s initiation of a Phase 3 clinical trial for Zerenex in Japan, which is pending commencement.

Service Revenue. There was no service revenue in the three months ended September 30, 2010 and 2009, respectively. We do not expect our service revenue to have a material impact on our financial results in the fourth quarter of 2010.

Other Revenue. There was no other revenue for the three months ended September 30, 2010. Other revenue for the three months ended September 30, 2009 was $3,500,000 and was due to the settlement of our dispute with Alfa Wassermann S.p.A., in July 2009, over issues arising from the terminated license agreement for Sulonex (sulodexide). We do not expect our other revenue to have a material impact on our financial results in the fourth quarter of 2010.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants decreased by $66,000 to $322,000 for the three months ended September 30, 2010, as compared to $388,000 for the three months ended September 30, 2009. The decrease in non-cash compensation expense in the three months ended September 30, 2010, as compared to September 30, 2009, was primarily related to grants of equity awards to research and development personnel and the recording of the related fair value of the awards over the respective vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses increased by $2,374,000 to $3,901,000 for the three months ended September 30, 2010, as compared to $1,527,000 for the three months ended September 30, 2009. The increase in other research and development expenses was due primarily to a $1,242,000 increase in research and development expenses related to KRX-0401, primarily due to the two ongoing Phase 3 clinical trials, as well to a $913,000 increase in research and development expenses related to the ongoing Phase 3 clinical trials for Zerenex, including the long-term Phase 3 study initiated in September 2010. We expect our other research and development costs to increase in the fourth quarter of 2010 due to increased patient recruitment into our Phase 3 clinical programs for KRX-0401 and Zerenex.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $41,000 to $291,000 for the three months ended September 30, 2010, as compared to $250,000 for the three months ended September 30, 2009. The increase in non-cash compensation expense in the three months ended September 30, 2010, as compared to September 30, 2009, was primarily related to grants of equity awards to general and administrative personnel and the recording of the related fair value of the awards over the respective vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $515,000 to $1,419,000 for the three months ended September 30, 2010, as compared to an expense of $904,000 for the three months ended September 30, 2009. The increase was due primarily to increased expenses related to general and administrative and investor outreach initiatives. We expect our other general and administrative expenses to remain at a comparable level in the fourth quarter of 2010.

Interest and Other Income, Net. Interest and other income, net, decreased by $44,000 to $85,000 for the three months ended September 30, 2010, as compared to $129,000 for the three months ended September 30, 2009. The decrease was due primarily to a lower effective interest earned on our investment portfolio.

Nine months ended September 30, 2010 and September 30, 2009

License Revenue. License revenue decreased by $21,616,000 to $0 for the nine months ended September 30, 2010, as compared to $21,616,000 for the nine months ended September 30, 2009. The decrease in license revenue was due primarily to the recognition of all remaining deferred revenue related to the JT and Torii sublicense agreement originally signed in September 2007, and amended and restated in June 2009, and due to the recognition in the nine months ended September 30, 2009, of a $3.0 million milestone payment received from JT and Torii due to their initiation of a Phase 2 clinical study of Zerenex in Japan. We expect to recognize additional license revenue from our sublicense agreement upon JT’s initiation of a Phase 3 clinical trial for Zerenex in Japan, which is pending commencement.

Service Revenue. There was no service revenue in the nine months ended September 30, 2010, as compared to service revenue of $3,000 for the nine months ended September 30, 2009. We do not expect our service revenue to have a material impact on our financial results in the fourth quarter of 2010.

Other Revenue. There was no other revenue for the nine months ended September 30, 2010. Other revenue for the nine months ended September 30, 2009 was $3,575,000 and was due to the $3,500,000 settlement of our dispute with Alfa Wassermann S.p.A., in July 2009, over issues arising from the terminated license agreement for Sulonex (sulodexide) and was also related to a $75,000 payment earned in June 2009 from a December 2008 license termination agreement for KRX-0501. Payments associated with this license termination agreement are recognized as earned since we have no on-going responsibilities under the terminated license agreement or the termination agreement. We do not expect our other revenue to have a material impact on our financial results in the fourth quarter of 2010.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $48,000 to $998,000 for the nine months ended September 30, 2010, as compared to $950,000 for the nine months ended September 30, 2009. The increase in non-cash compensation expense in the nine months ended September 30, 2010, as compared to September 30, 2009, was primarily related to grants of equity awards to research and development personnel and the recording of the related fair value of the awards over the respective vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses increased by $5,227,000 to $9,584,000 for the nine months ended September 30, 2010, as compared to $4,357,000 for the nine months ended September 30, 2009. The increase in other research and development expenses was due primarily to a $2,841,000 increase in research and development expenses related to KRX-0401, primarily due to the two ongoing Phase 3 clinical trials, as well to a $1,767,000 increase in research and development expenses related to the Zerenex Phase 3 clinical program. We expect our other research and development costs to increase in the fourth quarter of 2010, due to increased patient recruitment into our Phase 3 clinical programs for KRX-0401 and Zerenex.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants decreased by $689,000 to $959,000 for the nine months ended September 30, 2010, as compared to an expense of $1,648,000 for the nine months ended September 30, 2009. The decrease in non-cash compensation expense in the nine months ended September 30, 2010, as compared to September 30, 2009, was primarily related to an expense in the second quarter of 2009 of approximately $660,000 associated with the equity modifications of outstanding stock options and shares of restricted stock of our former chief executive officer, whose employment was terminated in April 2009.

Other General and Administrative Expenses. Other general and administrative expenses increased by $200,000 to $3,673,000 for the nine months ended September 30, 2010, as compared to an expense of $3,473,000 for the nine months ended September 30, 2009. The increase was due primarily to increased expenses related to general and administrative and investor outreach initiatives partially offset by an expense in the nine months ended September 30, 2009, of approximately $551,000 for severance and notice pay related to the termination of our former chief executive officer in April 2009. We expect our other general and administrative expenses to remain at a comparable level in the fourth quarter of 2010.

Interest and Other Income, Net. Interest and other income, net, decreased by $180,000 to $197,000 for the nine months ended September 30, 2010, as compared to $377,000 for the nine months ended September 30, 2009. The decrease was due primarily to a lower effective interest earned on our investment portfolio as well as a realized loss of $82,000 related to the sale in May 2010 of our last auction rate security investment.

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

As of September 30, 2010, we had $34.4 million in cash, cash equivalents, interest receivable, and investment securities, a decrease of $1.5 million from December 31, 2009. We currently anticipate that our cash, cash equivalents and investment securities as of September 30, 2010, exclusive of our anticipated milestones to be received and expected exercises of expiring options, are sufficient to meet our anticipated working capital needs and fund our business plan for approximately 16 to 18 months from September 30, 2010. Including anticipated milestones to be received and the proceeds from the exercise of expiring options, our working capital resources are expected to be sufficient to meet our anticipated working capital needs for approximately 20 to 24 months from September 30, 2010. The actual amount of working capital that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the working capital necessary to execute our business plan, including the commercialization of any of our drug candidates.

In November 2010, we were notified that we will receive a $488,958 grant under The Patient Protection and Affordable Care Act of 2010 for our drug candidates, KRX-0401 (perifosine) and Zerenex (ferric citrate). The Internal Revenue Service issued the funding under the Qualifying Therapeutic Discovery Project administered under section 48D of the Internal Revenue Code.

On September 30, 2009, we completed a registered direct offering to certain investors of 8,000,000 shares of our common stock and warrants to purchase up to a total of 2,800,000 shares of our common stock for gross proceeds of approximately $20 million. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock. The purchase price per unit was $2.50. Subject to certain ownership limitations, the warrants were exercisable at any time on or prior to October 1, 2010, at an exercise price of $2.65 per warrant share. In addition, the placement agent received a warrant to purchase up to 108,000 shares of our common stock at an exercise price of $3.125 per warrant share, exercisable at any time on or prior to October 1, 2010. As of September 30, 2010, all of the warrants related to the September 30, 2009 registered direct offering were exercised. Total proceeds to us from this public offering were approximately $18.4 million, net of offering costs of approximately $1.6 million, and $7.3 million from the exercise of the warrants, net of offering costs of approximately $0.5 million. The shares and warrants were sold under a shelf registration statement on Form S-3 (File No. 333-161607) filed with the SEC on August 28, 2009, and declared effective by the SEC on September 23, 2009. The registration statement provides for the offering of up to $40 million of our common stock and warrants. Subsequent to this registered direct offering, there remains approximately $12.2 million of our common stock and warrants available for sale under the shelf registration statement. We may offer the remaining securities under our shelf registration from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in our best interests and the best interests of our stockholders. We believe that the shelf registration provides us with the flexibility to raise additional capital to finance our operations as needed.

Cash used in operating activities for the nine months ended September 30, 2010 was $10.0 million, as compared to $1.8 million for the nine months ended September 30, 2009. This increase in cash used in operating activities was due primarily to increased expenditures in the nine months ended September 30, 2010, associated with our Phase 3 clinical programs for KRX-0401 and Zerenex, as well as a $3.0 million non-refundable milestone payment received from JT and Torii in the nine months ended September 30, 2009, associated with their initiation of a Phase 2 trial for Zerenex in Japan.

For the nine months ended September 30, 2010, net cash provided by investing activities of $10.0 million was primarily the result of the maturity of held-to-maturity short-term securities, partially offset by investments in held-to-maturity short-term securities. For the nine months ended September 30, 2010, net cash provided by financing activities of $8.8 million was related to net proceeds received from the exercise of options and warrants.

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

OBLIGATIONS AND COMMITMENTS

In August 2010, we signed an amendment to the lease on our corporate and executive office located in New York City extending its term through September 30, 2013. We also executed an amendment to our office sharing agreement with a third party for a portion of our leased space through September 30, 2013. We may terminate the lease and office sharing agreements as of September 30, 2011, provided we give two months notice of such terminations.

As of September 30, 2010, we have the following operating lease obligations.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,577,000	$526,000	$1,051,000	$—	$—

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

Accounting Related to Goodwill. As of September 30, 2010, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

Impairment of Investment Securities. In May 2010, we sold our one remaining auction rate security investment for $1.6 million, representing a loss of $82,000, which is included in interest and other income, net, in the nine months ended September 30, 2010.

Auction rate securities were recorded at their fair value and were classified as long-term investments. Quarterly, we have assessed the fair value of our prior auction rate securities portfolio. As a result of this valuation process, as described below, we reported an other comprehensive loss of $180,000 in the nine months ended September 30, 2010, for a reduction of a temporary unrealized gain related to the estimated fair value of our last auction rate security, and recorded impairment charges of $32,000 and $68,000 in the nine months ended September 30, 2010 and 2009, respectively, for other-than-temporary declines in the value of our auction rate securities, all of which were included in interest and other income, net.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of September 30, 2010, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including money market funds and government debt. Due to the short-term nature of our investments, we believe we have no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2010, we had an accumulated deficit of approximately $336.5 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

We have not yet commercialized any of our drug candidates and cannot be sure that we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates.

Risks Associated with Our Product Development Efforts

If we are unable to successfully complete our clinical trial programs, or if such clinical trials take longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates. They may also incur additional costs if enrollment is increased in order to achieve the desired number of events. If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials in a cost-effective or timely manner. In addition, conducting multi-national studies adds another level of complexity and risk.  We are subject to events affecting countries outside the United States. Negative or inconclusive results from the clinical trials we conduct or unanticipated adverse medical events could cause us to have to repeat or terminate the clinical trials. We may also opt to change the delivery method, formulation or dosage which could affect efficacy results for the drug candidate. For example, we have limited clinical experience with our new one gram caplet formulation for Zerenex, and therefore, there is no assurance that this new formulation will be safe and efficacious when assessed in a large and/or long-term clinical trial setting. We are currently using this one gram caplet formulation in our ongoing Phase 3 clinical program for Zerenex. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

In December 2009, we initiated a Phase 3 clinical trial for KRX-0401 (perifosine) in relapsed / refractory multiple myeloma patients pursuant to a SPA with the FDA. In April 2010, we initiated a Phase 3 clinical trial for KRX-0401 (perifosine) in patients with refractory advanced colorectal cancer pursuant to a SPA with the FDA. In May 2010 and in September 2010, we initiated two Phase 3 clinical trials for Zerenex (ferric citrate) as a treatment of hyperphosphatemia in patients with end-stage renal disease pursuant to a SPA with the FDA. Many companies which have been granted SPAs and/or the right to utilize fast track or accelerated approvals have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision.

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

Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding and liver toxicities that have been seen in some high-dose, ferric citrate canine studies, may require us to perform additional safety studies or analyses, which could delay the development of the drug or lead to a decision to discontinue development of the drug. We have submitted to the FDA data from our short-term and long-term rat and canine pre-clinical studies for Zerenex. While the FDA has reviewed data from these studies and has permitted us to continue with our Phase 3 clinical program, we can provide no assurance that the FDA will not raise any safety concerns in the future from these studies. Drug candidates in the later stages of clinical development may fail to show the desired traits of safety and efficacy despite positive results in initial clinical testing. Results from earlier studies may not be indicative of results from future clinical trials. The risk remains that a pivotal program may generate efficacy data that will be insufficiently persuasive for the approval of the drug, or may raise safety concerns that may prevent approval of the drug. The risk also remains that a clinical program conducted by one of our partners may raise efficacy or safety concerns that may prevent approval of the drug. Interpretation of the prior pre-clinical and clinical safety and efficacy data of our drug candidates may be flawed. There can be no assurance that safety and/or efficacy concerns from the prior data were not overlooked or misinterpreted, which in subsequent, larger studies might appear and prevent approval of such drug candidates. We may not be able to replicate in our Phase 3 clinical program for Zerenex, the efficacy and safety results for Zerenex observed in the previous Phase 2 clinical trials and the Open Label Extension (OLE) clinical trial. The positive effects of Zerenex on IV iron and EPO use observed in the OLE clinical trial may not be reproducible. Further, any negative effects of the potential absorption and/or accumulation of ferric (iron) or citrate would significantly limit the likelihood of obtaining regulatory approval for Zerenex. In addition, we may not be able to replicate in the Phase 3 trials for KRX-0401, the efficacy and safety results for KRX-0401 observed in previous clinical trials. In addition, we will need to re-input our safety information on KRX-0401 into a database compliant with Good Clinical Practice.  We can provide no assurance that safety concerns will not subsequently arise.

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

Contract manufacturers often encounter difficulties in scaling up production, including problems involving raw material supplies, production yields, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, compliance with FDA and foreign regulations, production costs and development of advanced manufacturing techniques and process controls.  These risks become more acute as we scale up for commercial quantities, where a reliable source of raw material supplies becomes critical to commercial success.  For example, given the large quantity of materials required for ferric citrate production, as we approach commercialization for Zerenex we will need to ensure an adequate supply of starting materials that meet quality, quantity and cost standards.  Failure to achieve this level of supply can jeopardize the successful commercialization of the product. Moreover, issues that may arise in our current transition to a commercial batch manufacturer for Zerenex can lead to delays in our planned clinical trials and development timelines, and could affect our ability to complete our clinical trials on a cost-effective or timely basis, if at all.

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

Even if our products are approved for sale, they may not be commercially successful in the marketplace. Market acceptance of our drug products will depend on a number of factors, including:

●
perceptions by members of the health care community, including physicians, of the safety and efficacy of our product candidates, including, but not limited to, the perception of the long-term effects of the potential absorption and/or accumulation of ferric (iron) or citrate resulting from the use of Zerenex;

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

The drugs that we are attempting to develop will have to compete with existing therapies. For example, KRX-0401 (perifosine), if approved in the United States would compete with other anti-cancer agents, such as mTOR inhibitors. Pfizer Inc., Novartis AG and Ariad Pharmaceuticals are developing mTOR inhibitors for use in cancer and Pfizer’s mTOR inhibitor, temsirolimus, and Novartis’ mTOR inhibitor, everolimus, have been approved to treat patients with advanced kidney disease. Biotechnology companies such as Amgen Inc., Biogen-Idec, Inc., ImClone Systems, Inc. (a wholly-owned subsidiary of Eli Lilly and Company), Merck & Co., Inc., Millennium Pharmaceuticals, Inc. (a wholly-owned subsidiary of Takeda Pharmaceutical Company), Novartis AG, Onyx Pharmaceuticals, Inc. and OSI Pharmaceuticals, Inc. are developing and, in some cases, marketing drugs to treat various diseases, including cancer, by inhibiting cell-signaling pathways. In addition, we are aware of a number of small and large companies developing competitive products that target Akt and the phosphoinositide 3-kinase (PI3K) pathway. Zerenex, if approved in the United States, would compete with other FDA approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation, PhosLo® (calcium acetate), marketed by Fresenius Medical Care, and Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. A generic formulation of PhosLo® manufactured by Roxane Laboratories, Inc. was launched in the United States in October 2008. In addition, upon the expiration of their core patents (expected in 2014), generic formulations of Renagel® and Renvela® may be launched, which could have a material effect on the pricing of phosphate binders.

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

As of October 29, 2010, we had 19 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Bentsur, such agreement does not prevent him from terminating his employment with us.

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

For example, in July 2010, the Centers for Medicare & Medicaid Services, or CMS, released its final rule to implement a bundled prospective payment system for end-stage renal disease facilities as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The final rule did not include oral medications without IV equivalents, such as phosphate binders, in the bundle until January 1, 2014. If phosphate binders are bundled into the composite rate beginning in 2014, separate Medicare reimbursement will no longer be available for phosphate binders. While it is too early to project the impact bundling may have on the phosphate binder industry, the impact could potentially cause dramatic price reductions for phosphate binders.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 19 full and part-time employees as of October 29, 2010. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our current cash, cash equivalents and investment securities may not be adequate to support our operations for the length of time that we have estimated.

We currently anticipate that our cash, cash equivalents and investment securities as of September 30, 2010, exclusive of our anticipated milestones to be received and expected exercises of expiring options, are sufficient to meet our anticipated working capital needs and fund our business plan for approximately 16 to 18 months from September 30, 2010. Including anticipated milestones to be received and the proceeds from the exercise of expiring options, our capital resources are expected to be sufficient to meet our anticipated working capital needs for approximately 20 to 24 months from September 30, 2010. Our forecast of the period of time through which our cash, cash equivalents and investment securities will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

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

In addition to patent protection, we may utilize orphan drug regulations or other provisions of the Food, Drug and Cosmetic Act to provide market exclusivity for certain of our drug candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the United States, or, diseases that affect more than 200,000 individuals in the United States but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. In September 2009, we announced that KRX-0401 (perifosine) has received Orphan-Drug designation from the FDA for the treatment of multiple myeloma, and in July 2010, we announced that KRX-0401 has received Orphan-Drug designation from the FDA for the treatment of neuroblastoma. We believe that KRX-0401 may be eligible for additional orphan drug designations; however, we cannot assure that KRX-0401, or any other drug candidates we may acquire or in-license, will obtain such orphan drug designations. Additionally, upon FDA approval, we believe that perifosine would qualify as a New Chemical Entity (NCE), which provides for five years of exclusivity following approval.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: November 5, 2010	By:	/s/ James F. Oliviero
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.