Form 10-K
period 2010-12-31
KERYX BIOPHARMACEUTICALS INC
filed 2011-03-09
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.
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
Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $209,826,515 as of June 30, 2010, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 61,549,910 shares of the registrant’s common stock outstanding as of February 24, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

KERYX BIOPHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

•
estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

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

PART I

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

ITEM 1. BUSINESS.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of cancer and renal disease. We are developing KRX-0401 (perifosine), a novel, potentially first-in-class, oral anti-cancer agent that inhibits Akt activation in the phosphoinositide 3-kinase, or PI3K, pathway, and also affects a number of other key signal transduction pathways, including the JNK pathway, all of which are pathways associated with programmed cell death, growth, differentiation and survival. KRX-0401 has demonstrated both safety and clinical efficacy in several tumor types, both as a single agent and in combination with other approved therapies. KRX-0401 is currently in Phase 3 clinical development for both refractory advanced colorectal cancer and multiple myeloma, and in Phase 1 and Phase 2 clinical development for several other tumor types. Each of the KRX-0401 Phase 3 programs is being conducted under Special Protocol Assessment, or SPA, agreements with the Food and Drug Administration, or FDA.

We are also developing Zerenex™ (ferric citrate), an oral, ferric iron-based compound that has the capacity to bind to phosphate in the gastrointestinal tract and form non-absorbable complexes. Zerenex is currently in Phase 3 clinical development, under an SPA, as a treatment for hyperphosphatemia (elevated phosphate levels) in patients with end-stage renal disease, or ESRD, on dialysis. Zerenex has also completed Phase 2 development in Japan by our Japanese partner, Japan Tobacco Inc., or JT, and Torii Pharmaceutical Co., Ltd., or Torii. The Phase 3 program in Japan is pending commencement.

We also actively engage in business development activities that include seeking strategic relationships for our product candidates, as well as evaluating compounds and companies for in-licensing or acquisition. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates. We have generated, and expect to continue to generate, revenue from the licensing of rights to Zerenex in Japan to JT and Torii.

The table below summarizes the status of our product pipeline.

Product candidate	Target indication	Development status
KRX-0401 (perifosine)	Colorectal cancer Multiple myeloma Several other forms of cancer	Phase 3 trial ongoing, under SPA Phase 3 trial ongoing, under SPA Phase 1 & 2 trials ongoing

Zerenex™ (ferric citrate)	Hyperphosphatemia in patients with end-stage renal disease	U.S. Phase 3 program ongoing, under SPA Japan Phase 2 completed by sublicensee (JT and Torii), Japan Phase 3 pending commencement

OUR STRATEGY

Our mission is to create long-term stockholder value by acquiring, developing and commercializing medically important, pharmaceutical products for the treatment of life-threatening diseases, focusing on cancer and renal disease. Our strategy to achieve this mission is to:

●	utilize our clinical development capabilities to manage and drive our drug candidates through the clinical development process to approval;

●	identify and explore licensing and partnership opportunities for our current drug candidates;

●	seek to acquire medically important drug candidates in early clinical development; and

●	commercialize our drug candidates, either alone or in partnership, which we believe can provide maximum stockholder value.

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

PRODUCTS UNDER DEVELOPMENT

KRX-0401 (perifosine)

Overview

KRX-0401 (perifosine) is a novel, potentially first-in-class, oral anti-cancer agent that inhibits Akt activation in the PI3K pathway, and also affects a number of other key signal transduction pathways, including the JNK pathway, all of which are pathways associated with programmed cell death, cell growth, cell differentiation and cell survival. The effects of KRX-0401 on Akt are of particular interest because of the importance of this pathway in the development of most cancers, with evidence that it is often activated in tumors that are resistant to other forms of anticancer therapy, and the difficulty encountered thus far in the discovery of drugs that will inhibit this pathway without causing excessive toxicity. High levels of activated Akt, or pAkt, are seen frequently in many types of cancer and have been correlated with poor prognosis.

To date, over 2,000 patients have been treated with KRX-0401 in trials conducted both in the U.S. and Europe. Its safety profile is distinctly different from that of most cytotoxic agents. KRX-0401 does not appear to cause flu-like symptoms, thrombocytopenia (decrease in platelets that may result in bleeding) or alopecia (hair loss). All of these toxicities occur frequently with many of the currently available treatments for cancer. The main side effects of KRX-0401 are nausea, vomiting, diarrhea and fatigue, but these are generally well-managed particularly at lower daily doses (50 mg or 100 mg) that have induced tumor regression. Responses have been seen with both daily and weekly regimens. At the doses studied, the daily regimens were better tolerated.

Pre-Clinical and Clinical Data Overview

In vitro, KRX-0401 inhibits the growth of a variety of human tumor cell lines and has substantial activity in vivo against a number of murine tumor models and human xenografts. Investigators at the U.S. National Cancer Institute, or NCI, were among the first to study the effects of KRX-0401 on Akt using a prostate cell line, PC-3, that is known to have constitutively activated Akt.  Their results demonstrated that KRX-0401 blocked phosphorylation of Akt but did not decrease the total amount of Akt present in the cell.  In model systems, KRX-0401 appears to be additive or synergistic with cytotoxics such as cisplatin, doxorubicin, and cyclophosphamide. In these experiments, the combination regimens were superior to chemotherapy alone and were well tolerated. Recent pre-clinical data suggest that KRX-0401 may be additive or synergistic with newer targeted agents such as the proteasome inhibitor bortezomib (Velcade®), the tyrosine kinase inhibitor sorafenib (Nexavar®), and the mTOR inhibitor temsirolimus (Torisel®).

Seven Phase 1 single agent studies of KRX-0401 have been conducted; three in Europe by AEterna Zentaris Inc. and four in the U.S. by the NCI, a department of the National Institutes of Health, or NIH, as part of a Cooperative Research and Development Agreement, or CRADA, and by us. These trials demonstrated that KRX-0401 can be safely given to humans with a manageable toxicity profile. The dose limiting toxicity in the Phase 1 studies was gastrointestinal: nausea, vomiting and diarrhea. Additionally, a Phase 1 study in the U.S. is being conducted to evaluate the safety of perifosine in pediatric patients.

Fourteen Phase 1 and Phase 2 studies of KRX-0401 in combination with other drugs have been conducted by Keryx.  Agents that have been included in these combinations include capecitabine (Xeloda®), gemcitabine, paclitaxel, docetaxel, prednisone, doxorubicin, pemetrexed, irinotecan, Doxil® (doxorubicin HCl liposome injection), trastuzumab, various endocrine therapies, imatinib, bortezomib, lenalidomide, sorafenib, and sunitinib.  KRX-0401 has generally been well tolerated when used as a low daily dose (50 mg or 100 mg) in combination with these approved agents.

The NCI has conducted a number of Phase 2 clinical trials studying KRX-0401 as a single agent, including studies in prostate, breast, head and neck and pancreatic cancers, as well as melanoma and sarcomas. In total, nine NCI clinical trials have been conducted across these six tumor types.

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

Colorectal Cancer Clinical Data

In June 2010, we announced updated results from a randomized, multi-center, double-blind, placebo-controlled, Phase 2 study of KRX-0401 (perifosine) in combination with capecitabine (Xeloda(R)) versus capecitabine plus placebo in patients with second- or third-line metastatic colorectal cancer. The data was presented at the 46th Annual Meeting of the American Society of Clinical Oncology, or ASCO, in Chicago.

In this randomized, double-blind, placebo-controlled study conducted at 11 centers across the U.S., heavily pre-treated patients with second-, third-line or greater metastatic colorectal cancer were randomized to receive capecitabine (a chemotherapy used in advanced metastatic colorectal cancer which is marketed by Roche as Xeloda®) at 825 mg/m2, twice daily (total daily dose of 1650 mg/m2) on days 1 – 14 every 21 days plus either perifosine or placebo at 50 mg daily. The study enrolled a total of 38 patients, 34 of whom were third-line or greater. Median age of patients was 65 (32-83); 61% of the patients were male. Of the 38 patients enrolled, 35 patients were evaluable for response (20 patients on the perifosine + capecitabine arm and 15 patients on the placebo + capecitabine arm). Three patients on the placebo + capecitabine arm were not evaluable for response (2 patients were inevaluable due to toxicity (days 14, 46) and 1 was inevaluable due to a new malignancy on day 6). All patients in the perifosine + capecitabine arm were evaluable for response.

The patients in the study were heavily pre-treated, with the arms well-balanced in terms of prior treatment regimens. The prior treatment regimens for all 38 patients are shown in the table below. Notably, all of the patients (with the exception of one CAP arm patient) had been treated with FOLFIRI and/or FOLFOX, almost 80% treated with Avastin®, and approximately half treated with an EGFR antibody.

Prior RX	P-CAP (n=20)	CAP (n=18)	All Patients (n=38)
FOLFIRI	18 (90%)	16 (89%)	34 (89%)
FOLFOX	15 (75%)	13 (72%)	28 (74%)
FOLFIRI & FOLFOX	13 (65%)	12 (67%)	25 (66%)
Avastin®	15 (75%)	15 (83%)	30 (79%)
EGFR Antibody (1)	9 (45%)	10 (56%)	19 (50%)
5-FU Refractory Status	14 (70%)	13 (72%)	27 (71%)
Third Line or >	18 (90%)	16 (89%)	34 (89%)
(1)  Prior treatment with Erbitux® and/or Vectibix®

The primary endpoint of this study was to measure Time to Progression, referred to as TTP. Overall Response Rate, or ORR, defined as Complete Response, or CR, + Partial Response, or PR, by Response Evaluation Criteria In Solid Tumors, or RECIST, and Overall Survival, or OS, were measured as secondary endpoints.

The P-CAP arm demonstrated a statistically significant advantage for TTP and OS, as well as for the percentage of patients achieving Stable Disease, or SD, or better lasting 12 or more weeks, as compared to the CAP arm. The P-CAP arm demonstrated a greater than 60% improvement in OS, a more than doubling of median TTP, and almost a doubling of the percentage of patients achieving SD or better.  In addition, the ORR was 20% (including one CR, and durable responses) in the P-CAP arm versus 7% in the CAP arm. The efficacy results are as follows:

ALL EVALUABLE PATIENTS (n=35):

Group	n	CR n (%)	PR n (%)	Duration of Response	> SD (min 12 wks) n (%) p=0.036	PD<12 wks n (%)	Median TTP Weeks p=0.0012	Median OS* Months p=0.0161
P-CAP	20	1 (5%)	3 (15%)	CR: 36 m	11 (55%)	5 (25%)	28	17.7
				PR: 21, 19, 11 m			[95% CI (12-48)]	[95% CI (8.5-24.6)]

CAP	15	0	1 (7%)	PR: 7 m	5 (33%)	9 (60%)	11 [95% CI (9-15.9)]	10.9 [95% CI (5-16.9)]
*Survival is calculated from date of randomization until the date of death from any cause, whether or not additional therapies were received after removal from treatment.

Of notable interest were the patients who were previously refractory to a 5-FU based regimen.  The P-CAP arm again demonstrated a statistically significant increase in both TTP and OS compared to the CAP arm.  The data are illustrated below:

5-FU REFRACTORY PATIENTS (n=25):

Group	N (%)	PR n (%)	Duration of Response	> SD (min 12 wks) n (%) p=0.066	PD <12 wks n (%)	Median TTP Weeks p=0.0004	Median OS* Months P=0.0112
P-CAP	14 (70%)	1 (7%)	19 m	8 (57%)	5 (36%)	18 [95% CI (12-36)]	15.1 [95% CI (7.3-22.3)]

CAP	11 (73%)	0	-	3 (27%)	8 (73%)	10 [95% CI (6.6-11)]	6.6 [95% CI (4.7-11.7)]
*Survival is calculated from date of randomization until the date of death from any cause, whether or not additional therapies were received after removal from treatment.

All 38 patients were evaluable for safety. The P-CAP combination was well-tolerated with Grade 3 and 4 adverse events of > 10% incidence for the P-CAP arm versus CAP arm as follows: hand-foot syndrome (30% vs. 0%), anemia (15% vs. 0%), fatigue (0% vs. 11%) and abdominal pain (5% vs. 11%). Of note, incidence of Grade 1 and 2 hand-foot syndrome was similar in both the P-CAP and CAP arms (25% vs. 22%, respectively). Hand-foot syndrome is a reported adverse event with capecitabine monotherapy. We believe that patients who remained on treatment longer in the Phase 2 study had a greater chance to develop hand-foot syndrome as illustrated by a median time to onset of Grade 3 and 4 hand-foot syndrome in the P-CAP arm of 19 weeks.

Metastatic Colorectal Cancer Phase 3 “X-PECT” Registration Clinical Trial

In April 2010, we initiated a Phase 3 registration clinical trial for KRX-0401 (perifosine) for the treatment of patients with refractory advanced colorectal cancer. This trial is being conducted pursuant to an SPA with the FDA. The Phase 3 trial, entitled the “X-PECT” (Xeloda® + Perifosine Evaluation in Colorectal cancer Treatment) trial, is a randomized (1:1), double-blind trial comparing the efficacy and safety of perifosine + capecitabine vs. placebo + capecitabine in approximately 430 patients with refractory advanced colorectal cancer. Patients must have failed available therapy including 5-fluorouracil (5-FU), oxaliplatin (Eloxatin®), irinotecan (Camptosar®), bevacizumab (Avastin®) and, if KRAS wild-type, failed therapy with prior cetuximab (Erbitux®) or panitumumab (Vectibix®). For oxaliplatin-based therapy, failure of therapy will also include patients who discontinued due to toxicity. The primary endpoint is overall survival, with secondary endpoints including ORR, progression-free survival and safety. The median overall survival for the X-PECT study's targeted patient population, that has failed prior therapies as described above, is expected to be approximately 5 months. The X-PECT study is powered at 90% to detect a statistically significant difference in overall survival, with an assumed median overall survival for the control arm of 5-6 months and 7-8 months for the perifosine arm. Approximately 360 events of death will trigger the un-blinding of the study.

Dr. Johanna Bendell, Director of GI Oncology Research for the Sarah Cannon Research Institute, Nashville, Tennessee, is leading the Phase 3 investigational team that includes Dr. Cathy Eng, Associate Medical Director for the Colorectal Center at MD Anderson Cancer Center in Houston, Texas. Approximately 60 to 70 U.S. sites are participating in the study.

KRX-0401 has been granted Fast Track designation for the treatment of refractory advanced colorectal cancer.

Colorectal Cancer Market Opportunity

According to the American Cancer Society, colorectal cancer is the third most common form of cancer diagnosed in the U.S. It is estimated that over 140,000 people were diagnosed with some form of colorectal cancer with over 50,000 patients dying from colorectal cancer in 2010. Surgery is often the main treatment for early stage colorectal cancer. When colorectal cancer metastasizes (spreads to other parts of the body such as the liver) chemotherapy is commonly used. Treatment of patients with recurrent or advanced colorectal cancer depends on the location of the disease. Chemotherapy regimens (i.e. FOLFOX or FOLFIRI either with or without bevacizumab) have been shown to increase survival rates in patients with metastatic/advanced colorectal cancer. Currently, there are seven approved drugs for patients with metastatic colorectal cancer: 5-fluorouracil (5-FU), capecitabine (Xeloda®), irinotecan (Camptosar®), oxaliplatin (Eloxatin®), bevacizumab (Avastin®), cetuximab (Erbitux®), and panitumumab (Vectibix®). Depending on the stage of the cancer, two or more of these types of treatment may be combined at the same time or used after one another. For example, FOLFOX combines 5-FU, leucovorin and oxaliplatin, whereas FOLFIRI combines 5-FU, leucovorin and irinotecan. Bevacizumab, a VEGF monoclonal antibody, is commonly administered with chemotherapy. Typically, patients who fail 5-FU, oxaliplatin, irinotecan, and bevacizumab-containing therapies, and who have wild-type KRAS status receive EGFR monoclonal antibody therapy with either cetuximab or panitumumab. Once patients progress on these agents, there are no further standard treatment options.

Multiple Myeloma Clinical Data

In December 2009, at the American Society of Hematology, or ASH, annual meeting, in a poster presentation by Dr. Paul Richardson, Clinical Director of the Multiple Myeloma Center at Dana-Farber Cancer Institute in Boston, we announced updated data on the clinical activity of KRX-0401 (perifosine) in combination with bortezomib (with or without dexamethasone) in patients with relapsed/refractory multiple myeloma. This trial was designed as a Phase 1 and Phase 2 study. The Phase 1 portion enrolled 18 patients and the Phase 2 portion enrolled 66 patients (for a total of 84 patients), all with advanced multiple myeloma.

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

ORR, defined as the percentage of patients achieving a CR, PR or minor response, or MR, was the primary endpoint, with TTP, Progression-Free Survival, or PFS, OS and safety as secondary endpoints.

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
*
5 patients achieved an initial response on Perifosine + Bortezomib alone, and subsequently responded again with the addition of Dexamethasone.  Three additional patients achieved stable disease on Perifosine + Bortezomib alone, and subsequently achieved stable disease again with the addition of Dexamethasone.

Median PFS and OS data for all evaluable patients was as follows:

Evaluable Patients	Median PFS**	Median OS**
All Evaluable Patients (n=73)	6.4 months 95% CI (5.3, 7.1)	25 months 95% CI (15.5, NR*)
*	NR = Not reached as of December 2009.
**	Median PFS and median TTP were identical, as no patient deaths occurred prior to progression. Kaplan Meier methodology was used to determine PFS and OS figures.

Median PFS and OS for bortezomib relapsed vs. refractory were as follows:

Bortezomib Relapsed vs. Refractory	Median PFS**	Median OS**
Bortezomib Relapsed (n=20)	8.8 months 95% CI (6.3, 11.2)	Not Reached at 38+ months 95% CI (25, NR*)

Bortezomib Refractory (n=53)	5.7 months 95% CI (4.3, 6.4)	22.5 months 95% CI (12.3, NR*)

*	NR = Not reached as of December 2009.
**	Median PFS and median TTP were identical, as no patient deaths occurred prior to progression. Kaplan Meier methodology was used to determine PFS and OS figures.

No unexpected adverse events have been observed. Toxicities were manageable with supportive care.

In December 2010, at the ASH annual meeting, we announced updated results from the Phase 1 study of perifosine + lenalidomide (Revlimid®) + dexamethasone in patients with relapsed or refractory multiple myeloma. The data showed a 73% objective response rate (MR or better) with a 50% PR or better rate, a median PFS of 10.8 months, and a median duration for OS of 30.6 months. The myeloma investigators concluded that perifosine in combination with lenalidomide + dexamethasone was well tolerated even at the highest doses used, and demonstrated encouraging clinical activity and survival.

Multiple Myeloma Phase 3 Registration Clinical Trial

In December 2009, we initiated a Phase 3 registration clinical trial for KRX-0401 (perifosine) in relapsed / refractory multiple myeloma patients. The trial, entitled, "A Phase 3 Randomized Study to Assess the Efficacy and Safety of Perifosine Added to the Combination of Bortezomib (Velcade®) and Dexamethasone in Multiple Myeloma Patients Previously Treated with Bortezomib" is a randomized (1:1), double-blind, placebo-controlled trial comparing the efficacy and safety of perifosine vs. placebo when combined with bortezomib (Velcade®) and dexamethasone. The trial will enroll approximately 400 patients with relapsed or relapsed / refractory multiple myeloma. Patients will be randomized to bortezomib at 1.3 mg/m2 days 1, 4, 8 and 11 every 21 days in combination with dexamethasone 20 mg on the day of and day after bortezomib treatment, and either perifosine 50 mg daily or placebo. Patients eligible for the Phase 3 trial must have been previously treated with both bortezomib (Velcade® ) and an immunomodulatory agent (Revlimid® and/or Thalomid®), and been previously treated with one to four prior lines of therapy. The primary endpoint is PFS and secondary endpoints include ORR, OS and safety. Patients can be relapsed from and refractory to all non-bortezomib based therapies, however, patients can only be relapsed (progressed > 60 days after discontinuing therapy) from prior bortezomib-based therapies. The study is powered at 90% to demonstrate the required difference in PFS between the two arms. Approximately 265 events (defined as disease progression or death) will trigger the un-blinding of the data. This trial is being conducted pursuant to an SPA with the FDA. Additionally, the FDA has granted perifosine Orphan Drug and Fast Track designations in this indication.

The Phase 3 trial is being led by the Principal Investigator, Dr. Paul Richardson, Clinical Director of the Jerome Lipper Multiple Myeloma Center, at Dana-Farber Cancer Institute, or DFCI, in Boston, MA and Dr. Kenneth C, Anderson, Chief, Division of Hematologic Neoplasia at DFCI. An estimated 30 to 40 sites throughout the U.S. and select centers outside of the U.S. will participate in this Phase 3 trial.

Multiple Myeloma Market Opportunity

Multiple myeloma, a cancer of the plasma cell, is an incurable but treatable disease. Multiple myeloma is the second most-common hematologic cancer, representing 1% of all cancer diagnoses and 2% of all cancer deaths. According to the American Cancer Society, in 2010 there will have been an estimated 20,180 new cases of multiple myeloma and an estimated 10,650 deaths from multiple myeloma in the U.S. To date, several FDA approved therapies exist for the treatment of multiple myeloma. Despite this progress, patients continue to relapse, become refractory to prior treatments and eventually die from their disease. Thus, new therapies are needed to treat these patients and extend their survival.

Renal Cell Carcinoma Clinical Data

On September 26, 2009, Dr. Thomas E. Hutson, Director of the Genitourinary Oncology Program at Baylor-Sammons Cancer Center in Dallas, TX, presented updated Phase 2 results demonstrating KRX-0401 (perifosine) single agent efficacy in patients with metastatic renal cell carcinoma, in a presentation entitled, "Phase 2 study of perifosine in patients with metastatic renal cell carcinoma progressing after prior therapy with both a VEGF Receptor Inhibitor and an mTOR inhibitor." Data from this study were first presented at the ASCO annual meeting in May 2009. The presentation included results from a subgroup of patients who failed both a VEGF receptor inhibitor (sunitinib or sorafenib) and an mTOR inhibitor (temsirolimus or everolimus). Evaluable patients (n=16) were defined as those who had greater than 7 days of treatment (2 additional patients withdrew consent within 7 days). Patients received 100 mg of perifosine daily until progression or unacceptable toxicity. The primary endpoint of this study was clinical benefit, defined as response rate (CR / PR by RECIST) or percent of patients progression-free for at least 3 months. Median PFS and OS were also analyzed for efficacy. Safety was a secondary endpoint. Perifosine was well-tolerated with the most common adverse events being gastrointestinal discomfort and fatigue. Best response to single agent perifosine was as follows:

N	PR N (%)	SD > 12 wks N (%)	PD < 12 wks N (%)	Median PFS	Overall Survival
16	1 (6%)	7 (44%)	8 (50%)	16 wks [95% CI (11.7, 28)]	Not Reached (14/16 alive) at 22+ months
PD: Progressive disease

Waldenstrom’s Macroglobulinemia Clinical Data

In an article entitled “Clinical and Translational Studies of a Phase II Trial of the Novel Oral Akt Inhibitor Perifosine in Relapsed or Relapsed/Refractory Waldenstrom’s Macroglobulinemia” which appeared in the February 1, 2010 issue of Clinical Cancer Research, we reported Phase 2 data demonstrating the single agent activity of KRX-0401 (perifosine) for the treatment of advanced Waldenstrom’s Macroglobulinemia, or Waldenstrom’s. In the Phase 2 study, 37 patients were treated with KRX-0401 (perifosine) 150 mg daily for 6 cycles. In this study, 41% of the patients had 3 or more lines of prior therapy and 78% had 2 or more prior lines of therapy. Such prior therapies include nucleoside analogues, bortezomib, alkylating agents and rituximab (Rituxan®), which are not approved for, but are often used in the treatment of Waldenstrom’s. Stable or responding patients were allowed to continue therapy until progression. Of the 37 patients, 4 achieved a PR (11%), 9 achieved a MR (24%), and 20 showed SD (54%). Overall, 89% (33/37) of patients treated with single agent perifosine were reported to have SD or better, while 11% (4 patients) demonstrated progression.  The median progression-free survival in the study was 12.6 months (90% C.I. (10.2, 22.7)), with a median overall survival of 26 months (90% C.I. (26 – upper limit not reached)). Perifosine was generally well-tolerated with gastrointestinal symptoms and fatigue reported as the most common adverse events related to therapy.

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

Recurrent Pediatric Solid Tumors, Including Neuroblastoma

In June 2010, we announced interim data from a Phase 1 clinical trial of perifosine in recurrent pediatric solid tumors. The data was presented in the pediatric solid tumor poster discussion session held at the 46th Annual Meeting of ASCO in Chicago. The study is being conducted by the Memorial Sloan-Kettering Cancer Center pediatric group and represents the first time that perifosine has been administered in a pediatric patient setting.

This Phase 1 study is a single center, open-label, dose-escalating study to assess safety, tolerability, pharmacokinetics, or PK, and to identify any dose limiting toxicity, or DLT, of single agent perifosine in pediatric patients with any solid tumor that has failed standard therapy. Eleven patients (4 males, 7 females), at a median age of 13 years (5-18) were treated in this study to date. The following tumor types were treated thus far: high-grade glioma (5), medulloblastoma (2), neuroblastoma (3), and ependymoma (1). Most patients were heavily pretreated, with a median of three prior lines of therapy. Cohorts of three patients were treated at three dose levels: 25mg/m2/day, 50mg/m2/day and 75mg/m2/day using 50mg tablets of perifosine after a loading dose on day 1, and taking into account the drug’s long half-life (>100hrs). No DLTs were observed at any of the three dose levels. PK data thus far suggests similar drug absorption by pediatric patients relative to adult patients treated with single agent perifosine.

Of particular interest were the early signs of clinical activity observed in two of the three patients with Stage 4 refractory neuroblastoma.  Both patients were refractory to prior treatments upon entering the study and achieved stable disease for 48 weeks and 55+ weeks (ongoing).  The investigators concluded that perifosine is well-tolerated in children with recurrent solid tumors and that these early signals of activity warrant further investigation in patients with advanced neuroblastoma and select brain tumors. Recently, NCI investigators published in vitro and in vivo data demonstrating that perifosine targets the activation of Akt in neuroblastoma cells and xenografts, significantly inhibits tumor growth in vivo and improves the survival of mice bearing neuroblastoma tumors.

In July 2010, we announced that perifosine received Orphan-Drug designation from the FDA for the treatment of neuroblastoma.

Other Indications

In December 2010, at the ASH annual meeting, we announced encouraging clinical activity, safety and tolerability of perifosine in patients with advanced chronic lymphocytic leukemia, or CLL, and Hodgkin's lymphoma, or HL. In this Phase 2 study, 26 patients were enrolled with advanced lymphoma (6 NHL, 4 CLL, 1 Waldenstroms and 15 HL). 73% of patients were previously refractory to their prior therapy, with 85% of patients having had 4 or more prior therapies. Perifosine (50 mg, twice daily) was started as a single agent for 28 days. After 28 days, patients achieving a PR or better were continued on single agent perifosine. Patients achieving less than a PR were given the combination of perifosine (50 mg, twice daily) plus sorafenib (Nexavar®) at 400 mg, twice daily.

All of the 4 CLL patients in the study achieved a PR on single-agent perifosine within one month of treatment and remained on perifosine single agent. As of December 2010, response durations for each of the 4 patients were 4, 8, 9+ and 12 months. The remaining 22 patients were administered the combination with sorafenib, where 5 of the 15 (33%) HL patients achieved a PR with a median response duration of 9 months. An additional 6 patients receiving the combination (40%) achieved SD. The combination was well tolerated with no unexpected safety events. The investigators concluded that perifosine in combination with sorafenib has significant anti-lymphoma activity in relapsed/refractory HL, and that perifosine as a single agent induced prolonged responses in high-risk, heavily pretreated CLL patients.

In December 2010, at the ASH annual meeting, we also announced interim results of another Phase 2 study of perifosine in patients with relapsed or refractory CLL. In this Phase 2 study, 12 patients with advanced CLL began treatment with single agent perifosine at 50mg, twice daily. Patients on study were heavily pre-treated having had a median of 4 prior lines of therapy with 75% of patients classified as Rai stage IV. One patient achieved a PR (5 months on treatment) and five additional patients achieved stable disease (median duration of 4.25 months), for an overall 50% clinical benefit rate (PR + SD). Perifosine was well tolerated with minimal dose modifications.

Zerenex™ (ferric citrate)

Overview

Zerenex (ferric citrate) is an oral, ferric iron-based compound that has the capacity to bind to phosphate in the gastrointestinal tract and form non-absorbable complexes. Zerenex is in an ongoing Phase 3 program as a treatment for elevated serum phosphorus levels, or hyperphosphatemia, in patients with ESRD on dialysis, under an SPA agreement with the FDA. Pursuant to the SPA agreement, the Zerenex Phase 3 registration program in the U.S. consists of a short-term efficacy study, and a 58-week long-term safety and efficacy study. In November 2010, we announced positive top-line results from the Phase 3 short-term efficacy study component of our Phase 3 registration program for Zerenex. The long-term Phase 3 study is ongoing.

Zerenex (ferric citrate) has also completed Phase 2 development in Japan by JT and Torii. The Phase 3 program in Japan is pending commencement.

Market Opportunity

In the U.S., according to data from the U.S. Renal Data System, there are approximately 548,000 patients with ESRD and the number of ESRD patients is projected to rise over 40% to approximately 785,000 by 2020.  The majority of ESRD patients, over 375,000, require dialysis. Phosphate retention and the resulting hyperphosphatemia in patients with ESRD on dialysis are usually associated with secondary hyperparathyroidism, renal osteodystrophy, soft tissue mineralization and the progression of renal failure. ESRD patients usually require treatment with phosphate-binding agents to lower and maintain serum phosphorus at acceptable levels.

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

Non-calcium-based, non-absorbed phosphate binders, including sevelamer hydrochloride and sevelamer carbonate are among the most prescribed phosphate binders in the U.S.  Compared to the calcium-type binders, fewer coronary and aortic calcifications have been documented, however, there is a risk of metabolic acidosis with sevelamer hydrochloride, as well as the potential for gastrointestinal problems, and sevelamer can affect concomitant vitamin K and vitamin D treatment.

Lanthanum-type phosphate binders are another alternative. Lanthanum is a rare earth element and is minimally absorbed in the gastrointestinal tract. Lower level tissue deposition, particularly in bone and liver, has been observed in animals.  However, the long-term effects due to the accumulation of lanthanum in these tissues have not been clearly determined.

The need for alternative phosphate-binding agents has long been recognized, especially given the increasing prevalence of ESRD as well as shortcomings with current therapies. Zerenex has the potential to be an effective and safe treatment in lowering and/or maintaining serum phosphorus levels between 3.5 and 5.5 mg/dL, the recommended range under the National Kidney Foundation KDOQI Clinical Practice Guidelines, in patients with ESRD and hyperphosphatemia.

Phase 3 Registration Clinical Program – Short-Term Study

In November 2010 we reported positive top-line results from the Phase 3 short-term efficacy study component of our Phase 3 registration program of Zerenex for the treatment of elevated serum phosphorus levels, or hyperphosphatemia, in patients with ESRD on dialysis. In this study, conducted pursuant to a SPA with the FDA, Zerenex met the study’s primary endpoint, described below, demonstrating a highly statistically significant dose response. In addition, key secondary endpoints were also met.

The Phase 3 short-term study was a multicenter, randomized, open-label trial with a two-week washout period, following which patients were randomized 1:1:1 to receive a fixed dose of Zerenex of either 1 gram, 6 grams or 8 grams per day for a treatment period of 28 days. Zerenex was administered using a 1 gram oral caplet formulation, hence, the fixed-dose arms of 1 gram, 6 grams and 8 grams per day represented 1, 6 and 8 pills per day, respectively. One hundred fifty-one dialysis patients were enrolled into the study. The Intent-to-Treat, or ITT, group included 146 patients, representing all patients who took at least one dose of Zerenex and provided a Baseline (at the end of washout) and at least one post-Baseline efficacy assessment.  Efficacy assessments were taken weekly starting at Baseline and subsequently at days 7, 14, 21 and 28. The primary endpoint of the study was to determine whether there was a dose response in the change in serum phosphorus from Baseline to Day 28 in the ITT group, using a regression analysis to evaluate this objective.

The study met the primary endpoint, with the regression analysis indicating a highly statistically significant dose response (p<0.0001). Additional efficacy results are as follows:

Mean Serum Phosphorus (mg/dL) ITT (n=146)	1g/Day (n=50)	6g/Day (n=51)	8g/Day (n=45)
Baseline (End of Washout)	7.3	7.6	7.5
Day 28 (End of Treatment)	7.4	5.7	5.3
Change from Baseline at Day 28	0.1	-1.9	-2.2
P-Value		<0.0001	<0.0001
% Change from Baseline at Day 28	0.5%	-25.0%	-28.8%
Change from Baseline at Day 28 vs. 1g/Day Dose Group		-2.0	-2.3
P-Value		<0.0001	<0.0001

In addition, a statistically significant dose response increase in serum bicarbonate was observed in the study, indicating the potential ability of Zerenex to manage metabolic acidosis, as seen in prior clinical studies with Zerenex.  Metabolic acidosis is a condition that occurs in many dialysis patients when the kidneys do not remove sufficient acid from the body, leading to low blood pH.  The consequences of metabolic acidosis can be severe. The inability to manage metabolic acidosis is believed to be a drawback for some of the currently marketed phosphate binders.

Importantly, and as anticipated, no clinically meaningful change in serum calcium was observed in the study.  Additionally, a statistically significant dose response reduction in calcium-phosphorus product was also observed in the study.  Elevated levels of serum calcium (hypercalcemia) and high levels of calcium-phosphorus product, both of which are believed to be drawbacks from the use of some of the currently marketed phosphate binders, increase the risk of soft tissue calcification and may contribute to the substantial morbidity and mortality seen in patients with ESRD.

Certain iron parameters, including ferritin and TSAT, were measured in the study. Modest upward trends in ferritin and TSAT levels were observed in the 6 grams/day and 8 grams/day dose groups, which further support our belief that Zerenex has the potential to reduce the need for intravenous, or IV, iron supplements and/or erythropoiesis-stimulating agents, or ESAs, in dialysis patients. IV iron and ESA use is under evaluation in the ongoing Phase 3 long-term study.

Zerenex appeared to be safe and well-tolerated in the study, with only nine patients (6%) in the ITT group dropping out of the study, which further supports Zerenex’s favorable safety profile seen in prior clinical trials.

The full efficacy and safety data from the study are expected to be presented at a future medical conference.

Phase 3 Registration Clinical Program – Long-Term Study

In September 2010, we announced the initiation of the long-term Phase 3 study of Zerenex in patients with ESRD on dialysis. The initiation of this study marked the commencement of the final component of our Phase 3 registration program for Zerenex, which is being conducted in accordance with a SPA agreement with the FDA. The long-term study is a multicenter, randomized, open-label, safety and efficacy clinical trial with an estimated enrollment of approximately 300 ESRD patients on hemodialysis or peritoneal dialysis. The study consists of a 2-week washout period followed by a 52-week safety assessment in which patients are randomized 2:1 to receive either Zerenex or an active control. The 52-week safety assessment period will be followed by a 4-week efficacy assessment in which only patients randomized to treatment with Zerenex during the safety assessment period will be randomized in a 1:1 ratio to either continue treatment with Zerenex or switch to placebo for a 4-week efficacy assessment period. An estimated 30 to 40 sites in the U.S. and select non-U.S. sites will participate in the study.

Phase 2 Clinical Data – Long-Term Open-Label Extension Study

In April 2010, we reported updated long-term efficacy and safety data on Zerenex from an open-label extension study that was conducted in Taiwan in patients with ESRD who were on dialysis. This data was presented at the National Kidney Foundation 2010 Spring Clinical Meeting in a poster entitled “Long-Term Use of Ferric Citrate in End-Stage Renal Disease Patients.” After the completion of a 28-day fixed dose Phase 2 clinical trial of ferric citrate in ESRD patients, 29 patients who had participated in this trial at the site in Taiwan were offered to continue onto an Open-Label Extension, or OLE, trial for up to one year. There was approximately a two month period between the completion of the Phase 2 dose-ranging trial and enrollment into the OLE trial. During this time interval, no patient was exposed to ferric citrate as a phosphate binder. Patients were immediately switched back to ferric citrate from other phosphate binders and there was no washout period prior to starting ferric citrate treatment in the OLE trial. Of the 29 patients enrolled, 28 were exposed to ferric citrate. The patients were started on doses of ferric citrate of 2 to 6 g/day. The maximum allowed dose was 6 g/day. The average dose per patient throughout the study was approximately 4.5 g/day. The average duration of the patient’s participation in the trial was 306 +/- 85 days. The primary objective of this OLE trial of ferric citrate was to assess the long-term efficacy and safety of ferric citrate as a phosphate binder in ESRD patients for up to one year. The secondary objective of this OLE trial was to assess for the potential for iron absorption.

The therapeutic goal of the OLE study was to achieve and maintain a serum phosphorus level below 5.5 mg/dL. The mean levels of serum phosphorus, or SP, and phosphorus x calcium product, or PxC, for the evaluable patients at each time point over the treatment period were as follows:

	SP (mg/dL)	PxC (mg/dL)2
Baseline (sd)	5.63 (1.22)	50.79 (12.74)
3 months (sd)	5.48 (1.33)	51.84 (12.67)
6 months (sd)	5.16 (1.20)	48.40 (9.60)
9 months (sd)	5.24 (1.20)	48.72 (12.04)
12 months (sd)	5.21 (1.09)	50.05 (11.82)

Iron parameters were measured at baseline and then quarterly through month nine. On average, slight increases were observed over time, across all key parameters, as follows:

	Baseline (sd)	9 Months (sd)
Ferritin (ng/mL)	520 (328)	781 (364)
TSAT (%)	39.2 (19.7)	45.5 (21.1)
Iron (mcg/dL)	87.8 (37.9)	88.3 (37.2)
HCT (%)	30.8 (6.9)	32.9 (9.7)

If a patient had a ferritin greater than 600 ng/mL and a TSAT greater than 50%, the use of IV iron was withheld until the patient’s ferritin and TSAT were below the above levels during the treatment period.  If a patient had a hematocrit, or HCT, greater than 36%, the use of an ESA was withheld until the HCT was less than 36% during the treatment period.

There were 8 patients who had IV iron supplements withheld for approximately 3 to 6 months and there were 8 patients who had an ESA withheld for approximately 1 to 10 months during the OLE trial. Out of the 16 patients in the two groups, three patients had both IV iron and ESAs withheld.

Ferric citrate was well-tolerated throughout the OLE study. There were no patient deaths during the OLE and no serious adverse events reported related to ferric citrate.

The investigators concluded that in this OLE trial of ferric citrate with doses as high as 6 g/day, ferric citrate demonstrated the potential to be used long-term as a phosphate binder in ESRD patients. Ferric citrate appeared to be efficacious in controlling serum phosphorus and well-tolerated and safe for up to one year. Additionally, it is the investigators’ opinion that this OLE trial, along with data from both animal studies and the Phase 2 high dose trial, supports the notion that some modest iron absorption may be occurring over time with the use of ferric citrate as a phosphate binder in ESRD patients and that if a reduction in the use of IV-iron supplements and/or ESAs are documented in future long-term clinical trials, the cost-benefit and cost-effectiveness of ferric citrate as a phosphate binder, as compared to currently marketed phosphate binders, would be significant.

Phase 2 Clinical Data – Short-Term Studies

In June 2009, we announced results of the U.S. Phase 2 study of Zerenex for the treatment of elevated serum phosphorus levels, or hyperphosphatemia, in patients with ESRD on thrice weekly hemodialysis. The study was a multicenter, open-label clinical trial, which enrolled 55 patients. The primary objective of this study was to assess the tolerability and safety of Zerenex with doses ranging from approximately 1 gram per day to 12 grams per day.

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

Although designed primarily as a safety study, key efficacy parameters were evaluated, with results as follows:

At baseline:

•	Baseline mean +/- standard deviation, or SD, serum phosphorus was approximately 5.9 +/- 1.5 mg/dL immediately prior to the switch to Zerenex;

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

In the subset of 29 patients who had a serum phosphorus above the normal range (> 5.5 mg/dL) at baseline, immediately prior to the switch to Zerenex, the mean (standard deviation) baseline serum phosphorus was 7.0 (1.1) mg/dL, and at the end of treatment with Zerenex the mean (SD) serum phosphorus was 5.6 (1.6) mg/dL.

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

Following the results of the U.S. Phase 2 study of Zerenex announced in June 2009, the top line efficacy and safety results from this Phase 2 study were submitted to the FDA. The FDA also reviewed the final reports for the 90-day rat and 16-week canine toxicology studies. The FDA indicated that the results of the Phase 2 study and the toxicology studies were adequate to support entry into a Phase 3 program. The FDA also reviewed the protocols for the ongoing chronic toxicology studies (6-month rat and 42-week canine), which were completed and submitted to the FDA in 2010.

In June 2006, we announced final results from the Phase 2 multi-center study entitled: “A randomized, double-blind, placebo-controlled, dose ranging study of the effects of Zerenex on serum phosphate in patients with end stage renal disease (ESRD).” This Phase 2 study was conducted under an investigational new drug application, or IND, sponsored by our licensor in both the U.S. and Taiwan.

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

The Phase 2 study was designed to determine the safety and efficacy of several doses of Zerenex in patients with ESRD who were undergoing hemodialysis. In this study, each of three Zerenex doses (2g, 4g and 6g) administered daily with meals was compared to placebo. Patients who had been on other phosphate binders prior to enrolling in this study underwent a 1-2-week washout period prior to randomization. Patients who had a serum phosphorus level greater than or equal to 5.5 mg/dl and less than or equal to 10 mg/dl by the end of this washout period were eligible to be randomized to one of four treatment groups at a ratio of 2:2:2:1, (Zerenex 2g, 4g, 6g and placebo, respectively) and were treated for 28 days. The primary endpoint for this study was the change in serum phosphorus concentration at day 28 relative to baseline.

Of the 116 patients randomized in the study, 111 patients were evaluable for efficacy at 28 days and were included in the analysis. At day 28, there was a statistically significant dose response to Zerenex in reducing serum phosphorus concentration (p=0.0073).

Changes in Serum Phosphorus Concentration (mg/dL) on day 28 compared to day 0 (baseline) at Zerenex doses of 2, 4 and 6 g/day

	Placebo (n=16)	2g/day (n=31)	4g/day (n=32)	6g/day (n=32)
Day 0 (Baseline)*	7.2 (1.4)	7.2 (1.2)	7.1 (1.3)	7.3 (1.3)
Day 28 (End of Treatment Period)*	7.2 (1.2)	6.9 (2.2)	6.0 (1.3)	5.8 (1.8)
Placebo Comparison:
Mean Difference from Placebo		-0.02	-1.1	-1.5
P-value		NS	0.06	0.0119

Baseline Comparison:
Mean Difference from Baseline	-0.1	-0.3	-1.1	-1.5
P-value	NS	NS	NS	<0.01
*mean (standard deviation)

There was also a statistically significant dose response to Zerenex in the calcium x phosphorus (Ca x P) product at day 28 (p=0.0158). In the 6g/day Zerenex group the mean decrease in Ca x P product when compared with placebo was statistically significant (p=0.0378).

There were no deaths over the course of the 28 day study and there were no serious adverse events that were deemed by the investigators to be related to Zerenex. Safety was assessed in 16, 33, 34 and 33 patients, in the placebo, 2, 4, and 6 grams per day groups, respectively. Possibly or probably related adverse events occurred in 4 (25.0%), 7 (21.2%), 8 (23.5%), and 7 (21.2%) patients in the placebo, 2, 4, and 6 grams per day treatment groups, respectively. The majority of adverse events were of mild severity, with 1 (6.3%), 0 (0.0%), 2 (5.9%), and 1 (3.0%) patients, of the placebo, 2, 4, and 6 grams per day groups, respectively, experiencing at least one severe adverse event.

In addition, Zerenex has been studied in two previous Phase 2 clinical trials using single fixed dose regimens. In both studies, Zerenex was able to significantly reduce serum phosphorus (p <0.005), and the degree of reduction appeared to be generally comparable to calcium-based products which were used as positive control arms in those studies. The studies were not designed to compare Zerenex to calcium-based products, therefore, no formal assessment can be made of the comparative efficacy.

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

Product candidate	Target indication	Development status	Expected completion of phase	Estimated cost to complete phase
KRX-0401 (perifosine)	Colorectal cancer Multiple myeloma	Phase 3, under SPA Phase 3, under SPA	2H 2011 2H 2012	$6 - $7 million $10 - $12 million*

Zerenex™ (ferric citrate)	Hyperphosphatemia in patients with end-stage renal disease	Phase 3, under SPA	Mid-2012	$9 - $10 million

*  Includes estimated cost of Velcade® in those non-U.S. countries where Velcade® is not reimbursed.

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

INTELLECTUAL PROPERTY AND PATENTS

General

Patents and other proprietary rights are very important to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents, supported by regulatory exclusivity or are effectively maintained as trade secrets. It is our intention to seek and maintain patent and trade secret protection for our drug candidates and our proprietary technologies. As part of our business strategy, our policy is to actively file patent applications in the U.S. and, when appropriate, internationally to cover methods of use, processes of manufacture, new chemical compounds, pharmaceutical compositions and dosing of the compounds and compositions and improvements in each of these. We also rely on trade secret information, technical know-how, innovation and agreements with third parties to continuously expand and protect our competitive position. We have a number of patents and patent applications related to our compounds and other technology, but we cannot guarantee the scope of protection of the issued patents, or that such patents will survive a validity or enforceability challenge, or that any of the pending patent applications will issue as patents.

Generally, patent applications in the U.S. are maintained in secrecy for a period of 18 months or more. Since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we are not certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file those patent applications. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent.  However, the life of a patent covering a product that has been subject to regulatory approval may have the ability be extended through the patent restoration program, although any such extension could still be minimal.

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

Pursuant to our license for KRX-0401 (perifosine) with AEterna Zentaris Inc., we have the exclusive commercial rights to a series of patents and patent applications in the U.S., Canada and Mexico. These patents and patent applications include a composition of matter patent expiring in the second half of 2013 (with extension expected through the second half of 2018, which is the maximum term of extension under the patent term restoration program), as well as a method of use patent application, directed to the use of perifosine in combination with various other anticancer agents, which would expire in 2022. We have also filed a patent application relating to the combination use of perifosine and capecitabine.

Pursuant to our license for Zerenex (ferric citrate) with Panion & BF Biotech, Inc., or Panion, we have the exclusive commercial rights to a series of patent applications worldwide, excluding certain Asian-Pacific countries. These patents and patent applications cover a composition of matter and method of treatment of hyperphosphatemia in patients with ESRD (expiring in the second half of 2017, with extensions expected through 2020 or later), as well as a method for the manufacture of ferric citrate (expiring 2023). We have also filed a patent application relating to the formulation of ferric citrate drug product.

The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:

●
Our composition of matter patent covering KRX-0401 (perifosine) expires in the second half of 2013 and we cannot assure you that we can obtain an extension to the second half of 2018 (the maximum term of extension under the patent term restoration program). Our composition of matter patent covering Zerenex expires in the second half of 2017 and we cannot assure you that we can obtain an extension to 2022 (the maximum term of extension under the patent term restoration program). Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. Upon expiration of our composition of matter patents for KRX-0401 and Zerenex, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any other patents that we may hold, such as method of use patents.

●
Our method of use patents only protect the products when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product that is labeled for an indication that is outside of our patented method, or for which there is a substantial use in commerce outside our patented method.

Proof of direct infringement by a competitor for method of use patents can prove difficult because the competitors making and marketing a product typically do not engage in the patented use.  Additionally, proof that a competitor contributes to or induces infringement of a patented method of use by another can also prove difficult because an off-label use of a product could prohibit a finding of contributory infringement and inducement of infringement requires proof of intent by the competitor.

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

In addition to patent protection, we may utilize orphan drug regulations or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended, or FDCA, to provide market exclusivity for certain of our drug candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S., or, diseases that affect more than 200,000 individuals in the U.S. but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan-drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. In September 2009, we announced that KRX-0401 (perifosine) has received Orphan-Drug designation from the FDA for the treatment of multiple myeloma, and in July 2010, we announced that KRX-0401 has received Orphan-Drug designation from the FDA for the treatment of neuroblastoma. We believe that KRX-0401 may be eligible for additional orphan drug designations; however, we cannot assure that KRX-0401, or any other drug candidates we may acquire or in-license, will obtain such orphan drug designations. Additionally, upon FDA approval, we believe that perifosine would qualify as a New Chemical Entity, or NCE, which provides for five years of exclusivity following approval.

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

AEterna Zentaris Inc.

In September 2002, we signed a commercial license agreement with Zentaris AG, a wholly-owned subsidiary of AEterna Zentaris Inc., or Zentaris, relating to the development of perifosine covering composition of matter and methods of treatment. This agreement grants us the exclusive rights to KRX-0401 (perifosine) in the U.S., Canada and Mexico. To date, we have paid an aggregate of $1.8 million to Zentaris and Zentaris is eligible to receive additional payments of up to an aggregate of $17.0 million upon our successful achievement of certain clinical development, regulatory and sales milestones, in addition to royalty payments on net sales of perifosine. The license terminates upon the later of the expiration of all underlying patent rights or ten years from the first commercial sale of KRX-0401 in any of the covered territories.

Panion & BF Biotech, Inc.

In November 2005, we entered into a license agreement with Panion & BF Biotech, Inc., or Panion. Under the license agreement, we have acquired the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and marketing of Zerenex (ferric citrate). To date, we have paid an aggregate of $3.6 million to Panion and Panion is eligible to receive additional payments of up to an aggregate of $8.0 million upon our successful achievement of certain clinical development and regulatory milestones, in addition to royalty payments on net sales of Zerenex. The license terminates upon the expiration of all underlying patent rights.

Japan Tobacco Inc. and Torii Pharmaceutical Co., Ltd.

In September 2007 (amended and restated in June 2009), we entered into a sublicense agreement with JT and Torii, JT's pharmaceutical business subsidiary, under which JT and Torii obtained the exclusive rights for the development and commercialization of Zerenex (ferric citrate) in Japan. The licensing arrangement calls for JT and Torii to pay us up to $100 million in up-front license fees and payments upon the achievement of pre-specified milestones, of which we have received $23 million. In addition, upon commercialization, JT and Torii will make royalty payments to Keryx on net sales of ferric citrate in Japan. JT and Torii are responsible for the development and commercialization costs in Japan.

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

The drugs that we are attempting to develop will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. Other companies have products or drug candidates in various stages of pre-clinical or clinical development to treat diseases for which we are also seeking to discover and develop drug candidates. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized earlier. Additional information can be found under Item 1A - Risk Factors – Other Risks Related to Our Business within this report.

SUPPLY AND MANUFACTURING

We have limited experience in manufacturing products for clinical or commercial purposes.

We have established contract manufacturing relationships for the supply of KRX-0401. We have also established contract manufacturing relationships for the supply of Zerenex to ensure that we will have sufficient material for clinical trials. In addition, we are establishing the basis for commercial production capabilities. As with any supply program, obtaining raw materials of the correct quality cannot be guaranteed and we cannot ensure that we will be successful in this endeavor.

At the time of commercial sale, to the extent possible and commercially practicable, we would seek to engage a back-up supplier for each of our product candidates. Until such time, we expect that we will rely on a single contract manufacturer to produce each of our product candidates under current Good Manufacturing Practice, or cGMP, regulations. Our third-party manufacturers have a limited number of facilities in which our product candidates can be produced and will have limited experience in manufacturing our product candidates in quantities sufficient for commercialization. Our third-party manufacturers will have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. Both of these occurrences would be beyond our control.

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

GOVERNMENT AND INDUSTRY REGULATION

Numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies, impose substantial regulations upon the clinical development, manufacture and marketing of our drug candidates, as well as our ongoing research and development activities. None of our drug candidates have been approved for sale in any market in which we have marketing rights. Before marketing in the U.S., any drug that we develop must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the FDCA. The FDA regulates, among other things, the pre-clinical and clinical testing, safety, efficacy, approval, manufacturing, record keeping, adverse event reporting, packaging, labeling, storage, advertising, promotion, export, sale and distribution of biopharmaceutical products.

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

The FDA must respond to a request for fast track designation within 60 calendar days of receipt of the request. Over the course of drug development, a product in a fast track development program must continue to meet the criteria for fast track designation. Sponsors of products in fast track drug development programs must be in regular contact with the reviewing division of the FDA to ensure that the evidence necessary to support marketing approval will be developed and presented in a format conducive to an efficient review. Sponsors of products in fast track drug development programs ordinarily are eligible for priority review of a completed application in six months or less and also may be permitted to submit portions of a NDA to the FDA for review before the complete application is submitted.

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

In addition, the FDA, equivalent foreign regulatory authority, or a data safety monitoring committee for a trial may place a clinical trial on hold or terminate it if it concludes that subjects are being exposed to an unacceptable health risk, or for futility. Any drug is likely to produce some toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a sufficiently long period of time. Unacceptable toxicity or side effects may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or clinical trials of drug candidates. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates and could ultimately prevent approval by the FDA or foreign regulatory authorities for any or all targeted indications.

Sponsors of drugs may apply for an SPA from the FDA. The SPA process is a procedure by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols that are intended to form the basis for a new drug application. However, final marketing approval depends on the results of efficacy, the adverse event profile and an evaluation of the benefit/risk of treatment demonstrated in the Phase 3 trial. The SPA agreement may only be changed through a written agreement between the sponsor and the FDA, or if the FDA becomes aware of a substantial scientific issue essential to product safety or efficacy.

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

It is also becoming more common for the FDA to request a Risk Evaluation and Mitigation Strategy, or REMS, as part of a NDA. The REMS plan contains post-market obligations of the sponsor to train prescribing physicians, monitor off-label drug use, and conduct sufficient Phase 4 follow-up studies and registries to ensure the continued safe use of the drug.

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

If the FDA grants approval, the approval will be limited to those disease states, conditions and patient populations for which the product is safe and effective, as demonstrated through clinical studies. Further, a product may be marketed only in those dosage forms and for those indications approved in the NDA. Certain changes to an approved NDA, including, with certain exceptions, any significant changes to labeling, require approval of a supplemental application before the drug may be marketed as changed. Any products that we manufacture or distribute pursuant to FDA approvals are subject to continuing monitoring and regulation by the FDA, including compliance with cGMP and the reporting of adverse experiences with the drugs. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will generally be limited to those specified in FDA approved labeling, and the advertising of our products will be subject to comprehensive monitoring and regulation by the FDA. Drugs whose review was accelerated may carry additional restrictions on marketing activities, including the requirement that all promotional materials are pre-submitted to the FDA.  Claims exceeding those contained in approved labeling will constitute a violation of the FDCA. Violations of the FDCA or regulatory requirements at any time during the product development process, approval process, or marketing and sale following approval may result in agency enforcement actions, including withdrawal of approval, recall, seizure of products, warning letters, injunctions, fines and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on our business.

Should we wish to market our products outside the U.S., we must receive marketing authorization from the appropriate foreign regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, companies are typically required to apply for foreign marketing authorizations at a national level. However, within the European Union, registration procedures are available to companies wishing to market a product in more than one European Union member state. Typically, if the regulatory authority is satisfied that a company has presented adequate evidence of safety, quality and efficacy, then the regulatory authority will grant a marketing authorization. This foreign regulatory approval process, however, involves risks similar or identical to the risks associated with FDA approval discussed above, and therefore we cannot guarantee that we will be able to obtain the appropriate marketing authorization for any product in any particular country.

Failure to comply with applicable federal, state and foreign laws and regulations would likely have a material adverse effect on our business. In addition, federal, state and foreign laws and regulations regarding the manufacture and sale of new drugs are subject to future changes. We cannot predict the likelihood, nature, effect or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

RESEARCH AND DEVELOPMENT

Company-sponsored research and development expenses (excluding non-cash compensation and discontinued operations) totaled $38,075,000 in 2008, $7,372,000 in 2009 and $13,728,000 in 2010. “Other research and development expenses” consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, manufacture, testing, and enhancement of our drug candidates and technologies, as well as expenses related to in-licensing of new product candidates.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

EMPLOYEES

As of February 15, 2011, we had 25 full- and part-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2010, we had an accumulated deficit of approximately $341.8 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

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

Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates. They may also incur additional costs if enrollment is increased in order to achieve the desired number of events. If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials in a cost-effective or timely manner. In addition, conducting multi-national studies adds another level of complexity and risk.  We are subject to events affecting countries outside the U.S. Negative or inconclusive results from the clinical trials we conduct or unanticipated adverse medical events could cause us to have to repeat or terminate the clinical trials. We may also opt to change the delivery method, formulation or dosage which could affect efficacy results for the drug candidate. For example, we have limited clinical experience with our new one gram caplet formulation for Zerenex, and therefore, there is no assurance that this new formulation will be safe and efficacious when assessed in a large and/or long-term clinical trial setting. We used this one gram caplet formulation in our completed Phase 3 short-term study for Zerenex and are currently using it in our ongoing Phase 3 long-term study for Zerenex. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

In December 2009, we initiated a Phase 3 clinical trial for KRX-0401 (perifosine) in relapsed / refractory multiple myeloma patients pursuant to a SPA with the FDA. In April 2010, we initiated a Phase 3 clinical trial for KRX-0401 (perifosine) in patients with refractory advanced colorectal cancer also pursuant to a SPA with the FDA. In May 2010 and in September 2010, we initiated two Phase 3 clinical trials for Zerenex (ferric citrate) as a treatment of hyperphosphatemia in patients with end-stage renal disease pursuant to a SPA with the FDA. Many companies which have been granted SPAs and/or the right to utilize Fast Track or accelerated approvals have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision.

Additionally, we have never filed a NDA, or similar application for approval in the U.S., or in any country, which may result in a delay in, or the rejection of, our filing of an NDA or similar application. During the drug development process, regulatory agencies will typically ask questions of drug sponsors. While we endeavor to answer all such questions in a timely fashion, or in the NDA filing, some questions may remain unanswered by the time we file our NDA. Unless the FDA opts not to pursue these questions, submission of a NDA may be delayed or rejected.

Pre-clinical testing and clinical development are long, expensive and uncertain processes. If our drug candidates do not receive the necessary regulatory approvals, we will be unable to commercialize our drug candidates.

We have not received, and may never receive, regulatory approval for the commercial sale of any of our drug candidates. We will need to conduct significant additional research and human testing before we can apply for product approval with the FDA or with regulatory authorities of other countries. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product.  It requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. The FDA may pose additional questions or request further clinical substantiation. It may take us many years to complete the testing of our drug candidates and failure can occur at any stage of this process. Negative or inconclusive results or medical events during a pre-clinical or clinical trial could cause us to delay or terminate our development efforts.

Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies.

Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding and liver toxicities that have been seen in some high-dose, ferric citrate canine studies, may require us to perform additional safety studies or analyses, which could delay the development of the drug or lead to a decision to discontinue development of the drug. We have submitted to the FDA data from our short-term and long-term rat and canine pre-clinical studies for Zerenex. While the FDA has reviewed the data from these studies and has permitted us to continue with our Phase 3 clinical program, we can provide no assurance that the FDA will not raise any safety concerns in the future from these studies. Drug candidates in the later stages of clinical development may fail to show the desired traits of safety and efficacy despite positive results in initial clinical testing. The risk remains that a pivotal program may generate efficacy data that will be insufficiently persuasive for the approval of the drug, or may raise safety concerns that may prevent approval of the drug. The risk also remains that a clinical program conducted by one of our partners may raise efficacy or safety concerns that may prevent approval of the drug. Interpretation of the prior pre-clinical and clinical safety and efficacy data of our drug candidates may be flawed. There can be no assurance that safety and/or efficacy concerns from the prior data were not overlooked or misinterpreted, which in subsequent, larger studies might appear and prevent approval of such drug candidates. Top-line results are based on a preliminary analysis of then available data (both safety and efficacy) and there is the risk that that such findings and conclusions could change following a more comprehensive review of the data.

We may not be able to replicate in our Phase 3 clinical program for Zerenex, the efficacy and safety results for Zerenex observed in the previous Phase 3 and Phase 2 clinical trials and the OLE clinical trial. The positive effects of Zerenex on IV iron and ESA use observed in the OLE clinical trial may not be reproducible. Further, any negative effects of the potential absorption and/or accumulation of ferric (iron) or citrate would significantly limit the likelihood of obtaining regulatory approval for Zerenex. In addition, we may not be able to replicate in the Phase 3 trials for KRX-0401, the efficacy and safety results for KRX-0401 observed in previous clinical trials. In addition, we will need to re-input our safety information on KRX-0401 into a database compliant with Good Clinical Practice.  We can provide no assurance that safety concerns will not subsequently arise.

Independent Data Safety Monitoring Committees, or DSMCs, are monitoring the safety of our Phase 3 clinical trials for KRX-0401 (perifosine) and Zerenex (ferric citrate) and, in accordance with the protocols for the clinical trials, will periodically assess whether the Phase 3 trials should continue as planned. The DSMCs have the authority to recommend placing a trial on clinical hold, temporarily or permanently, or recommend termination of the clinical trial, based on an evaluation of safety and efficacy. The DSMCs are independent from us and we have no control or influence on their decisions.

Clinical trials have a high risk of failure. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving what appeared to be promising results in earlier trials. If we experience delays in the testing or approval process or if we need to perform more or larger clinical trials than originally planned, our financial results and the commercial prospects for our drug candidates may be materially impaired. In addition, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval in the U.S. and abroad.  Accordingly, we may encounter unforeseen problems and delays in the approval process. Although we may engage a clinical research organization with experience in conducting regulatory trials, errors in the conduct, monitoring and/or auditing could potentially invalidate the results.

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

Our ability to conduct clinical trials and commercialize our product candidates will depend on the ability of such third parties to manufacture our products on a large scale at a competitive cost and in accordance with cGMP and other regulatory requirements, including requirements from federal and state environmental and safety (e.g. EPA, OSHA) regulatory agencies. Prior to approval, we will need to conduct validation studies that the FDA must review and approve. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. Contract manufacturers often encounter difficulties in scaling up production, including problems involving raw material supplies, production yields, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, compliance with FDA and foreign regulations, production costs and development of advanced manufacturing techniques and process controls. These risks become more acute as we scale up for commercial quantities, where a reliable source of raw material supplies becomes critical to commercial success.  For example, given the large quantity of materials required for ferric citrate production, as we approach commercialization for Zerenex we will need to ensure an adequate supply of starting materials that meet quality, quantity and cost standards. Failure to achieve this level of supply can jeopardize the successful commercialization of the product. Moreover, issues that may arise in our current transition to a commercial batch manufacturer for Zerenex can lead to delays in our planned clinical trials and development timelines, and could affect our ability to complete our clinical trials on a cost-effective or timely basis, if at all.

Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our drug candidates. In addition, our contract manufacturers will be subject to ongoing periodic and unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with cGMP, as well as other governmental regulations and corresponding foreign standards. While we periodically audit our contractors for adherence to regulatory requirements, we cannot assure you that unforeseen changes at these contractors may occur that change their regulatory standing. The same issues apply to contract analytical services which we use for testing of our products. We will not have control over, other than by contract and periodic oversight, third-party manufacturers' compliance with these regulations and standards. We are currently developing analytical tools for ferric citrate active pharmaceutical ingredient and drug product testing. Failure to develop effective analytical tools could result in regulatory or technical delay or could jeopardize our ability to complete Phase 3 clinical trials and/or obtain FDA approval. Switching or engaging multiple third-party contractors to produce our products may be difficult because the number of potential manufacturers may be limited and the process by which multiple manufacturers make the drug substance must be identical at each manufacturing facility. It may be difficult for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. For Zerenex, we currently rely on one supplier to source the ferric citrate active pharmaceutical ingredient. The loss of this source of supply would result in significant additional costs and delays in our development program. Moreover, if we need to change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA and foreign regulations and standards.

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

Notwithstanding our current plans to commercialize our drug candidates, from time to time we may consider offers or hold discussions with companies for partnerships or the acquisition of our company or any of our products. Any accepted offer may preclude us from commercializing our products effectively.

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

The drugs that we are attempting to develop will have to compete with existing therapies. For example, KRX-0401 (perifosine), if approved in the U.S. would compete with other anti-cancer agents, such as mTOR inhibitors. Pfizer Inc., Novartis AG and Ariad Pharmaceuticals are developing mTOR inhibitors for use in cancer and Pfizer’s mTOR inhibitor, temsirolimus, and Novartis’ mTOR inhibitor, everolimus, have been approved to treat patients with advanced kidney disease. Biotechnology companies such as Amgen Inc., Biogen-Idec, Inc., ImClone Systems, Inc. (a wholly-owned subsidiary of Eli Lilly and Company), Merck & Co., Inc., Millennium Pharmaceuticals, Inc. (a wholly-owned subsidiary of Takeda Pharmaceutical Company), Novartis AG, Onyx Pharmaceuticals, Inc. and OSI Pharmaceuticals, Inc. are developing and, in some cases, marketing drugs to treat various diseases, including cancer, by inhibiting cell-signaling pathways. In addition, we are aware of a number of small and large companies developing competitive products that target Akt and the PI3K pathway. Zerenex, if approved in the U.S., would compete with other FDA approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation, PhosLo® (calcium acetate), marketed by Fresenius Medical Care, and Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. A generic formulation of PhosLo® manufactured by Roxane Laboratories, Inc. was launched in the U.S. in October 2008. In addition, upon the expiration of their core patents (expected in 2014), generic formulations of Renagel® and Renvela® may be launched, which could have a material effect on the pricing of phosphate binders.

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

As of February 15, 2011, we had 25 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Bentsur, such agreement does not prevent him from terminating his employment with us.

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

The business prospects and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the U.S. and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system, such as proposals relating to the pricing of healthcare products and services in the U.S. or internationally, the reimportation of drugs into the U.S. from other countries (where they are then sold at a lower price), and the amount of reimbursement available from governmental agencies or other third party payors. In the U.S., health care reform legislation titled the Patient Protection and Affordable Care Act and the Reconciliation Act was signed into law on March 23, 2010. This comprehensive legislation will affect the terms of public and private health insurance and have a substantial impact on the pharmaceutical industry. For example, the new law will impose an annual fee on manufacturers of branded prescription pharmaceuticals that will impact our products. Regulations to implement this and other provisions related to the research, marketing and sale of prescription pharmaceutical products could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.  Government-financed comparative efficacy research could also result in new practice guidelines, labeling or reimbursement policies that discourages use of our products.

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

The Online Collaborative Oncology Group, Inc., or OCOG, a subsidiary we acquired through our acquisition of ACCESS Oncology, Inc. in 2004, provides clinical trial management and site recruitment services to us as well as other biotechnology and pharmaceutical companies. OCOG has not entered into a new third-party service contracts since 2005 and does not plan to enter into any further service contracts. In conducting the activities of OCOG, any failure on our part to comply with applicable governmental regulations or contractual obligations could expose us to liability to our clients and could have a material adverse effect on us. We also could be held liable for errors or omissions in connection with the services we perform. In addition, the wrongful or erroneous delivery of health care information or services may expose us to liability. If we were required to pay damages or bear the costs of defending any such claims, the losses could be material.

Our corporate compliance efforts cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. We are a relatively small company with 25 full and part-time employees as of February 15, 2011. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our current cash, cash equivalents and investment securities may not be adequate to finance our operating cash requirements for the length of time that we have estimated.

We currently anticipate that our cash, cash equivalents and investment securities as of December 31, 2010, exclusive of our anticipated milestone payments to be received and expected exercises of expiring options, are sufficient to fund our anticipated operating cash requirements for approximately 15 months from December 31, 2010. Including anticipated milestone payments to be received and the estimated proceeds from the exercise of expiring options, we currently anticipate that our cash, cash equivalents and investment securities as of December 31, 2010 are sufficient to fund our anticipated operating cash requirements for approximately 18 to 20 months from December 31, 2010. Our forecast of the period of time through which our cash, cash equivalents and investment securities will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

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

If our cash is insufficient to meet future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us or at all, we may be required to cease or reduce our operating activities or sell or license to third parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all.

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

The intellectual property that we own or have licensed relating to our product candidates is limited, which could adversely affect our ability to compete in the market and adversely affect the value of our product candidates.

The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:

●
Our composition of matter patent covering KRX-0401 (perifosine) expires in the second half of 2013 and we cannot assure you that we can obtain an extension to the second half of 2018 (the maximum term of extension under the patent term restoration program). Our composition of matter patent covering Zerenex expires in the second half of 2017 and we cannot assure you that we can obtain an extension to 2022 (the maximum term of extension under the patent term restoration program). Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. Upon expiration of our composition of matter patents for KRX-0401 and Zerenex, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any other patents that we may hold, such as method of use patents.

●
Our method of use patents only protect the products when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product that is labeled for an indication that is outside of our patented method, or for which there is a substantial use in commerce outside our patented method.

●
Our pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or potentially sell our products or in countries where others develop, manufacture and potentially sell products using our technologies. Moreover, our pending patent applications, if issued as patents, may not provide additional protection for our products.

Proof of direct infringement by a competitor for method of use patents can prove difficult because the competitors making and marketing a product typically do not engage in the patented use.  Additionally, proof that a competitor contributes to or induces infringement of a patented method of use by another can also prove difficult because an off-label use of a product could prohibit a finding of contributory infringement and inducement of infringement requires proof of intent by the competitor.

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

In addition to patent protection, we may utilize orphan drug regulations or other provisions of the FDCA to provide market exclusivity for certain of our drug candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S., or, diseases that affect more than 200,000 individuals in the U.S. but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. In September 2009, we announced that KRX-0401 (perifosine) has received Orphan-Drug designation from the FDA for the treatment of multiple myeloma, and in July 2010, we announced that KRX-0401 has received Orphan-Drug designation from the FDA for the treatment of neuroblastoma. We believe that KRX-0401 may be eligible for additional orphan-drug designations; however, we cannot assure that KRX-0401, or any other drug candidates we may acquire or in-license, will obtain such orphan-drug designations. Additionally, upon FDA approval, we believe that perifosine would qualify as a New Chemical Entity, which provides for five years of exclusivity following approval.

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

On August 28, 2009, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-161607), that was declared effective by the SEC on September 23, 2009, providing for the offering of up to $40 million of our common stock and warrants to purchase our common stock. Subsequent to the registered direct offering that was completed on September 30, 2009, there remains approximately $12.2 million of our common stock and warrants available for sale on this shelf registration statement.

On January 3, 2011, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-171517), that was declared effective by the SEC on January 28, 2011, providing for the offering of up to $100 million of our common stock and warrants to purchase our common stock.

Future sales pursuant to these registration statements could depress the market for our common stock.

If we make one or more significant acquisitions in which the consideration includes stock or other securities, our stockholders’ holdings may be significantly diluted. In addition, stockholders’ holdings may also be diluted if we enter into arrangements with third parties permitting us to issue shares of common stock in lieu of certain cash payments upon the achievement of milestones.

In addition, we may be required to issue up to 2,872,422 shares of our common stock to former stockholders of ACCESS Oncology, Inc. upon the achievement of certain development and sales milestones.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our corporate and executive office is located in New York, New York. Our New York facility consists of approximately 11,700 square feet of leased space at 750 Lexington Avenue, New York, New York 10022, with a lease term through September 30, 2013. We are a party to an office sharing agreement with a third-party for a portion of our leased space through the term of our lease.

ITEM 3. LEGAL PROCEEDINGS.

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.

In October 2009, we filed a statement of claim with the Financial Institution Regulatory Authority, or FINRA, to commence an arbitration proceeding against an SEC registered broker-dealer. In this arbitration proceeding, we seek damages arising from that broker-dealer’s recommendations and purchases of auction rate securities for our cash management account. The claim will be determined by a panel of three FINRA arbitrators. In January 2010, the broker-dealer filed an answer to the statement of claim and denied liability. The arbitration panel has been selected and the parties are in the process of exchanging documents relevant to the claims. A hearing, originally scheduled for February 2011, has been re-scheduled for October 2011 concerning our claims against the broker-dealer.

ITEM 4.  [Removed and Reserved]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “KERX.”

The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	High	Low
Fiscal Year Ended December 31, 2010
Fourth Quarter	$5.47	$4.58
Third Quarter	$4.87	$3.39
Second Quarter	$6.51	$2.74
First Quarter	$3.00	$2.27

	High	Low
Fiscal Year Ended December 31, 2009
Fourth Quarter	$3.20	$1.76
Third Quarter	$2.69	$0.71
Second Quarter	$1.35	$0.16
First Quarter	$0.32	$0.11

Holders

The number of record holders of our common stock as of February 24, 2011 was 62.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2010, regarding the securities authorized for issuance under our equity compensation plans, consisting of the 1999 Stock Option Plan, as amended, the 2000 Stock Option Plan, as amended, the 2002 CEO Incentive Stock Option Plan, the 2004 Long-Term Incentive Plan, the 2007 Incentive Plan and the 2009 CEO Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,035,746	$10.13	1,790,181
Equity compensation plans not approved by security holders	2,602,657	1.08	—
Total	7,638,403	$7.05	1,790,181

For information about all of our equity compensation plans, see Note 11 to our Consolidated Financial Statements included in this report.

COMMON STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2005 through December 31, 2010, with the cumulative total return over such period on (i) the U.S. Index of The NASDAQ Stock Market and (ii) the Biotechnology Index of The NASDAQ Stock Market. The graph assumes an investment of $100 on December 31, 2005, in our common stock (at the closing market price) and in each of the indices listed above, and assumes the reinvestment of all dividends. Measurement points are December 31 of each year.

ITEM 6. SELECTED FINANCIAL DATA.

The following Statement of Operations Data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, and Balance Sheet Data as of December 31, 2010, 2009, 2008, 2007 and 2006, as set forth below are derived from our audited consolidated financial statements. This financial data should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements and Supplementary Data.”

	Years ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
License revenue	$—	$21,616	$1,180	$204	$—
Service revenue	—	3	103	52	431
Other revenue	—	3,575	—	727	—

Total revenue	—	25,194	1,283	983	431

Operating expenses:
Cost of services	—	—	27	124	390

Research and development:
Non-cash compensation	1,236	1,233	(67)	3,574	6,504
Other research and development	13,728	7,372	38,075	74,883	55,751
Total research and development	14,964	8,605	38,008	78,457	62,255

General and administrative:
Non-cash compensation	1,237	1,867	6,815	7,086	8,408
Other general and administrative	5,014	4,904	7,474	9,141	8,519
Total general and administrative	6,251	6,771	14,289	16,227	16,927

Total operating expenses	21,215	15,376	52,324	94,808	79,572

Operating (loss) income	(21,215)	9,818	(51,041)	(93,825)	(79,141)

Other income (expense):
Interest and other income (expense), net	764	667	(1,665)	4,555	6,393
Income taxes	—	—	—	(36)	—

(Loss) income from continuing operations	(20,451)	10,485	(52,706)	(89,306)	(72,748)
Gain (loss) from discontinued operations	120	—	(175)	(756)	(1,016)
Net (loss) income	$(20,331)	$10,485	$(52,881)	$(90,062)	$(73,764)

Basic and diluted (loss) income per common share:
Continuing operations	$(0.34)	$0.21	$(1.17)	$(2.05)	$(1.74)
Discontinued operations	— *	—	(0.01)	(0.02)	(0.02)
Basic and diluted (loss) income per common share	$(0.34)	$0.21	$(1.18)	$(2.07)	$(1.76)

* Amount less than one cent per share.

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, interest receivable and short-term investment securities	$28,512	$34,000	$15,467	$62,386	$112,920
Long-term investment securities	—	1,914	7,185	2,296	12,690
	$28,512	$35,914	$22,652	$64,682	$125,610

Working capital	22,520	29,489	9,282	42,319	102,774

Total assets	32,114	40,818	26,634	81,061	140,313
Deferred revenue, net of current portion	—	—	17,308	11,022	—
Other liabilities	35	50	118	202	294
Contingent equity rights	2,639	2,639	4,004	4,004	4,004
Total stockholders’ equity (deficiency)	23,248	32,097	(1,489)	44,422	123,821

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

Overview

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of cancer and renal disease. We are developing KRX-0401 (perifosine), a novel, potentially first-in-class, oral anti-cancer agent that inhibits Akt activation in the PI3K pathway, and also affects a number of other key signal transduction pathways, including the JNK pathway, all of which are pathways associated with programmed cell death, growth, differentiation and survival. KRX-0401 has demonstrated both safety and clinical efficacy in several tumor types, both as a single agent and in combination with other approved therapies. KRX-0401 is currently in Phase 3 clinical development for both refractory advanced colorectal cancer and multiple myeloma, and in Phase 1 and Phase 2 clinical development for several other tumor types. Each of the KRX-0401 Phase 3 programs is being conducted under Special Protocol Assessment agreements with the FDA.

We are also developing Zerenex™ (ferric citrate), an oral, ferric iron-based compound that has the capacity to bind to phosphate in the gastrointestinal tract and form non-absorbable complexes. Zerenex is currently in Phase 3 clinical development, under an SPA, as a treatment for hyperphosphatemia (elevated phosphate levels) in patients with end-stage renal disease on dialysis. Zerenex has also completed Phase 2 development in Japan by our Japanese partner, JT and Torii. The Phase 3 program in Japan is pending commencement.

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

Our research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, manufacture, testing, and enhancement of our drug candidates and technologies, as well as expenses related to in-licensing of new product candidates. We expense our research and development costs as they are incurred. Other research and development expenses, which excludes non-cash compensation and discontinued operations, for the years ended December 31, 2010, 2009 and 2008 were $13,728,000, $7,372,000 and $38,075,000, respectively.

The following table sets forth the other research and development expenses per project, for the periods presented.

	Years ended December 31,

	2010	2009	2008
KRX-0401 (perifosine)	$5,952,000	$1,930,000	$7,045,000
Zerenex	6,771,000	3,647,000	3,423,000
Other	1,112,000	679,000	677,000
Terminated programs (including Sulonex)	(107,000)	1,116,000	26,930,000
Total	$13,728,000	$7,372,000	$38,075,000

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

RESULTS OF OPERATIONS

Years Ended December 31, 2010 and 2009

License Revenue. There was no license revenue for the year ended December 31, 2010, as compared to license revenue of $21,616,000 for the year ended December 31, 2009. The decrease in license revenue was due primarily to the recognition of all remaining deferred revenue related to the JT and Torii sublicense agreement originally signed in September 2007, and amended and restated in June 2009, and due to the recognition in the year ended December 31, 2009, of a $3.0 million milestone payment received from JT and Torii due to their initiation of a Phase 2 clinical study of Zerenex in Japan. We expect to recognize additional license revenue in 2011 from our sublicense agreement upon JT and Torii’s initiation of a Phase 3 clinical trial for Zerenex in Japan.

Service Revenue. There was no service revenue for the year ended December 31, 2010, as compared to service revenue of $3,000 for the year ended December 31, 2009. We do not expect our service revenue to have a material impact on our financial results during 2011.

Other Revenue. There was no other revenue for the year ended December 31, 2010, as compared to other revenue of $3,575,000 for the year ended December 31, 2009. The other revenue in the year ended December 31, 2009, was due to the $3,500,000 settlement of our dispute with Alfa Wassermann S.p.A., in July 2009, over issues arising from the terminated license agreement for Sulonex (sulodexide) and was also related to a $75,000 payment earned in June 2009 from a December 2008 license termination agreement for KRX-0501. Payments associated with these license terminations are recognized as earned since we have no on-going responsibilities under the terminated license agreement or the termination agreement.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $3,000 to $1,236,000 for the year ended December 31, 2010, as compared to $1,233,000 for the year ended December 31, 2009. Non-cash compensation expense is related to grants of equity awards to research and development personnel and the recording of the related fair value of the awards over the respective vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses increased by $6,356,000 to $13,728,000 for the year ended December 31, 2010, as compared to $7,372,000 for the year ended December 31, 2009. The increase in other research and development expenses was due primarily to a $4,022,000 increase in research and development expenses related to KRX-0401 due to the two ongoing Phase 3 clinical trials, as well as to a $3,123,000 increase in research and development expenses related to the Zerenex Phase 3 clinical program. The year ended December 31, 2009, included a one-time $1,460,000 accrual for a terminated early-stage pipeline product candidate. We expect our other research and development costs to increase in 2011 due to increased patient recruitment into our ongoing Phase 3 clinical programs for KRX-0401 and Zerenex.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants decreased by $630,000 to $1,237,000 for the year ended December 31, 2010, as compared to $1,867,000 for the year ended December 31, 2009. The decrease in non-cash compensation expense was primarily related to an expense in the year ended December 31, 2009, of approximately $660,000 associated with the equity modifications of outstanding stock options and shares of restricted stock of our former chief executive officer, whose employment was terminated in April 2009.

Other General and Administrative Expenses. Other general and administrative expenses increased by $110,000 to $5,014,000 for the year ended December 31, 2010, as compared to $4,904,000 for the year ended December 31, 2009. The increase was due to a $943,000 increase in miscellaneous general and administrative expenses, including investor outreach initiatives, partially offset by an expense in the year ended December 31, 2009, of approximately $833,000 for severance, pro rata bonus and notice pay related to the termination of our former chief executive officer in April 2009. We expect our other general and administrative expenses in 2011 to remain at a comparable level to those reported in 2010.

Interest and Other Income, Net. Interest and other income, net, increased by $97,000 to $764,000 for the year ended December 31, 2010, as compared to $667,000 for the year ended December 31, 2009. The increase was primarily due to a one-time $489,000 grant, received in November 2010, under The Patient Protection and Affordable Care Act of 2010 for our drug candidates, KRX-0401 (perifosine) and Zerenex (ferric citrate), partially offset by lower effective interest earned on our investment portfolio in 2010, as well as a realized loss of $82,000 related to the sale, in May 2010, of our last auction rate security investment.

Gain from Discontinued Operations. For the year ended December 31, 2010, we recorded a $120,000 reversal of previously recorded estimated liabilities associated with the discontinued operations of our diagnostic business that was terminated in September 2008. See Note 8 – Discontinued Operations.

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

Other Research and Development Expenses. Other research and development expenses decreased by $30,703,000 to $7,372,000 for the year ended December 31, 2009, as compared to $38,075,000 for the year ended December 31, 2008. The decrease in other research and development expenses was due primarily to a $26,856,000 reduction in research and development expenses related to the cessation of the development of Sulonex in March 2008. Included in the research and development expenses related to Sulonex for the year ended December 31, 2008 are an $11,037,000 impairment charge related to the write-down of the assets of the Sulonex manufacturing suite to their fair value following the cessation of our development of Sulonex, and a $2,063,000 expense for costs relating to the required restoration of the leased manufacturing facility to its original condition. For more information regarding these expenses, see Note 17 – Restructuring below. In addition to the $26,856,000 decrease in other research and development expenses related to Sulonex discussed above, there was a decrease of $5,115,000 in research and development expenses related to KRX-0401, primarily due to reductions in headcount and other research and development expenses related to the development program, partially offset by a $1,460,000 one-time accrual for a terminated early-stage pipeline product candidate.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants decreased by $4,948,000 to $1,867,000 for the year ended December 31, 2009, as compared to an expense of $6,815,000 for the year ended December 31, 2008. The decrease was primarily due to a $5,313,000 decrease in non-cash compensation related to equity incentive grants previously issued to our former chief executive officer, who was terminated in April 2009, offset by $660,000 in non-cash compensation associated with the equity modifications of our former chief executive officer’s outstanding stock options and shares of restricted stock.

Other General and Administrative Expenses. Other general and administrative expenses decreased by $2,570,000 to $4,904,000 for the year ended December 31, 2009, as compared to an expense of $7,474,000 for the year ended December 31, 2008. The decrease was due primarily to a $1,237,000 decrease in legal fees and litigation costs and a reduction of expenses in the year ended December 31, 2009, as compared to the prior year, as a result of the 2008 Restructuring, partially offset by approximately $833,000 of expense in the year ended December 31, 2009, for severance, pro rata bonus and notice pay related to the termination of our former chief executive officer on April 23, 2009. The year ended December 31, 2008, included a one-time premium payment for insurance of $1,151,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Our major sources of cash have been proceeds from various private placements of equity securities, option and warrant exercises, public offerings of our common stock, interest income, and from the upfront and milestone payments from our Sublicense Agreement with JT and Torii and miscellaneous payments from our other prior licensing activities. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of December 31, 2010, we had $28.5 million in cash, cash equivalents, interest receivable, and investment securities, a decrease of $7.4 million from December 31, 2009. We currently anticipate that our cash, cash equivalents and investment securities as of December 31, 2010, exclusive of our anticipated milestone payments to be received and expected exercises of expiring options, are sufficient to fund our anticipated operating cash requirements for approximately 15 months from December 31, 2010. Including anticipated milestone payments to be received and the estimated proceeds from the exercise of expiring options, we currently anticipate that our cash, cash equivalents and investment securities as of December 31, 2010 are sufficient to fund our anticipated operating cash requirements for approximately 18 to 20 months from December 31, 2010. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

In November 2010, we received a one-time $489,000 grant under The Patient Protection and Affordable Care Act of 2010 for our drug candidates, KRX-0401 (perifosine) and Zerenex (ferric citrate). The Internal Revenue Service issued the funding under the Qualifying Therapeutic Discovery Project administered under section 48D of the Internal Revenue Code.

On September 30, 2009, we completed a registered direct offering to certain investors of 8,000,000 shares of our common stock and warrants to purchase up to a total of 2,800,000 shares of our common stock for gross proceeds of approximately $20 million. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock. The purchase price per unit was $2.50. Subject to certain ownership limitations, the warrants were exercisable at any time on or prior to October 1, 2010, at an exercise price of $2.65 per warrant share. In addition, the placement agent received a warrant to purchase up to 108,000 shares of our common stock at an exercise price of $3.125 per warrant share, exercisable at any time on or prior to October 1, 2010. As of December 31, 2010, all of the warrants related to the September 30, 2009 registered direct offering were exercised. Total proceeds from this public offering were approximately $18.4 million, net of offering costs of approximately $1.6 million, and $7.3 million from the exercise of the warrants, net of offering costs of approximately $0.5 million. The shares and warrants were sold under a shelf registration statement on Form S-3 (File No. 333-161607) filed with the SEC on August 28, 2009, and declared effective by the SEC on September 23, 2009. The registration statement provides for the offering of up to $40 million of our common stock and warrants. Subsequent to this registered direct offering, there remains approximately $12.2 million of our common stock and warrants available for sale under this shelf registration statement.

On January 3, 2011, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-171517) that was declared effective by the SEC on January 28, 2011, providing for the offering of up to $100 million of our common stock and warrants to purchase our common stock.

We may offer the securities under our shelf registration statements from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in our best interests and the best interests of our stockholders. We believe that these shelf registration statements provide us with the flexibility to raise additional capital to finance our operations as needed.

Cash used in operating activities for the year ended December 31, 2010 was $16.2 million, as compared to $5.5 million for the year ended December 31, 2009. This increase in cash used in operating activities was due primarily to increased expenditures in the year ended December 31, 2010, associated with our Phase 3 clinical programs for KRX-0401 and Zerenex. The year ended December 31, 2009, included a $3.0 million non-refundable milestone payment received from JT and Torii associated with their initiation of a Phase 2 clinical trial for Zerenex in Japan.

For the year ended December 31, 2010, net cash provided by investing activities of $19.0 million was primarily the result of the maturity of held-to-maturity short-term securities, partially offset by investments in held-to-maturity short-term securities. For the year ended December 31, 2010, net cash provided by financing activities of $9.2 million was related to net proceeds received from the exercise of options and warrants.

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

OBLIGATIONS AND COMMITMENTS

As of December 31, 2010, we have known contractual obligations, commitments and contingencies of $18,565,000. Of this amount, $17,083,000 relates to research and development agreements (relating to our KRX-0401 and Zerenex clinical programs), of which $10,815,000 is due within the next year. Most of these commitments are contingent upon our continuing development of our drug candidates. The additional $1,482,000 relates to our operating lease obligations, of which $526,000 is due within the next year.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Research and development agreements	$17,083,000	$10,815,000	$6,268,000	$—	$—
Operating leases	1,482,000	526,000	956,000	—	—
Total	$18,565,000	$11,341,000	$7,224,000	$—	$—

In August 2010, we signed an amendment to the lease on our corporate and executive office located in New York City extending its term through September 30, 2013. We also executed an amendment to our office sharing agreement with a third party for a portion of our leased space through September 29, 2013. We may terminate the lease and office sharing agreements as of September 30, 2011, provided we give two months notice of such terminations.

We have undertaken to make contingent milestone payments to certain of our licensors of up to approximately $25.0 million over the life of the licenses, of which approximately $22.0 million will be due upon or following regulatory approval of the licensed drugs. We have also committed to pay to the former stockholders of ACCESS Oncology, Inc. certain contingent equity rights (up to 2,872,422 shares of our common stock) if KRX-0401 meets certain development milestones. The contingent equity rights have been recognized as a non-current liability on the consolidated balance sheet. The uncertainty relating to the timing of the commitments described in this paragraph prevents us from including them in the table above.

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

Accruals for Clinical Research Organization and Clinical Site Costs.  We make estimates of costs incurred in relation to external clinical research organizations, or CROs, and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. We review and accrue CRO expenses and clinical trial study expenses based on work performed and rely upon estimates of those costs applicable to the stage of completion of a study.  Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

Accounting Related to Goodwill. As of December 31, 2010, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

Impairment of Investment Securities. In May 2010, we sold our one remaining auction rate security investment for $1.6 million, representing a loss of $82,000, which is included in interest and other income, net, in the year ended December 31, 2010.

Auction rate securities were recorded at their fair value and were classified as long-term investments. Quarterly, we assessed the fair value of our prior auction rate securities portfolio. As a result of this valuation process, as described below, we reported an other comprehensive loss of $180,000 in the year ended December 31, 2010, for a reduction of a temporary unrealized gain related to the estimated fair value of our last auction rate security, and recorded impairment charges of $32,000 and $68,000 in the years ended December 31, 2010 and 2009, respectively, for other-than-temporary declines in the value of our auction rate securities, all of which were included in interest and other income, net.

The valuation methods used to estimate the auction rate securities’ fair value were (1) a discounted cash flow model, where the expected cash flows of the auction rate securities are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the auction rate securities are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar auction rate securities. The valuation also included assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value of our prior investments in auction rate securities. In addition, the estimated fair value of the auction rates securities may differ from the values that would have been used had a ready market existed, and the differences could be material to the consolidated financial statements.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method. This ASU provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of December 31, 2010, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including money market funds and bank deposits. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2010, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on these criteria. UHY LLP, our independent registered public accounting firm, has audited the accompanying consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ (deficiency) equity and comprehensive loss (income), and cash flows for the years ended December 31, 2010 and 2009, included in this annual report on page F-1. UHY LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2010, which is found below.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Keryx Biopharmaceuticals, Inc.

We have audited Keryx Biopharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Keryx Biopharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ (deficiency) equity and comprehensive loss (income), and cash flows of Keryx Biopharmaceuticals, Inc., and our report dated March 9, 2011, expressed an unqualified opinion.

/s/ UHY LLP

New York, New York
March 9, 2011

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders.

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

10.11†	2007 Incentive Plan, filed as Annex D to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-30929) filed on April 30, 2007, and incorporated herein by reference.

10.12!
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

10.14!
First Amendment to Amended and Restated License Agreement by and between Panion & BF Biotech, Inc. and Keryx Biopharmaceuticals, Inc. dated March 17, 2008, filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009, and incorporated herein by reference.

10.15!
Amended and Restated License Agreement dated June 8, 2009, by and between Keryx Biopharmaceuticals, Inc., Japan Tobacco, Inc. and Japan Torii Pharmaceutical Co. Ltd., filed as Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed on August 8, 2009, and incorporated herein by reference.

10.16
Settlement Agreement and General Release between Keryx Biopharmaceuticals, Inc. and Alfa Wassermann S.p.A. filed as Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed on August 8, 2009, and incorporated herein by reference.

10.17†	Employment Agreement with Ron Bentsur dated September 14, 2009, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 16, 2009, and incorporated herein by reference.

10.18†
Second Amended and Restated Directors Equity Compensation Plan, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010 and incorporated herein by reference.

21.1	List of subsidiaries of Keryx Biopharmaceuticals, Inc.

23.1	Consent of UHY LLP.

23.2	Consent of KPMG LLP.

24.1	Power of Attorney of Director and Officers of Keryx Biopharmaceuticals, Inc. (included herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2011.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 9, 2011.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 9, 2011.

!	Confidential treatment has been granted with respect to the omitted portions of this exhibit.
†	Indicates management contract or compensatory plan or arrangement.

Keryx Biopharmaceuticals, Inc.
Consolidated Financial Statements as of December 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Keryx Biopharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Keryx Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ (deficiency) equity and comprehensive loss (income), and cash flows for each of the years in the two-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keryx Biopharmaceuticals, Inc. as of December 31, 2010 and 2009, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2011, expressed an unqualified opinion.

/s/ UHY LLP

New York, New York

March 9, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Keryx Biopharmaceuticals, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ (deficiency) equity and comprehensive loss (income), and cash flows of Keryx Biopharmaceuticals, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Keryx Biopharmaceuticals, Inc. and subsidiaries for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial recurring losses from operations, a deficiency in equity, limited cash, cash equivalents, and short-term investment securities, and illiquid investments in auction rate securities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters was to evaluate market conditions to determine the appropriate timing and extent to which it would seek to obtain additional debt, equity or other type of financing and to evaluate the timing, design and conduct of clinical trials for the Company’s drug candidates. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

New York, New York

March 31, 2009

Keryx Biopharmaceuticals, Inc.
Consolidated Balance Sheets as of December 31,

(in thousands, except share and per share amounts)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$28,412	$16,386
Short-term investment securities	100	17,548
Interest receivable	—	66
Other current assets	200	1,521
Total current assets	28,712	35,521
Long-term investment securities	—	1,914
Property, plant and equipment, net	57	94
Goodwill	3,208	3,208
Other assets, net	137	81
Total assets	$32,114	$40,818

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,367	$5,001
Accrued compensation and related liabilities	669	755
Current portion of deferred revenue	156	156
Liabilities of discontinued operations	—	120
Total current liabilities	6,192	6,032
Contingent equity rights	2,639	2,639
Other liabilities	35	50
Total liabilities	8,866	8,721
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (95,000,000 shares authorized, 61,521,483 and 56,560,478 shares issued, 61,441,535 and 56,480,530 shares outstanding at December 31, 2010 and 2009, respectively)	62	57
Additional paid-in capital	365,307	353,650
Treasury stock, at cost, 79,948 shares at December 31, 2010 and 2009, respectively	(357)	(357)
Accumulated other comprehensive income	—	180
Accumulated deficit	(341,764)	(321,433)
Total stockholders’ equity	23,248	32,097
Total liabilities and stockholders’ equity	$32,114	$40,818

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Operations for the Year Ended December 31,

(in thousands, except share and per share amounts)

	2010	2009	2008

Revenue:
License revenue	$—	$21,616	$1,180
Service revenue	—	3	103
Other revenue	—	3,575	—
Total revenue	—	25,194	1,283

Operating expenses:
Cost of services	—	—	27

Research and development:
Non-cash compensation	1,236	1,233	(67)
Other research and development	13,728	7,372	38,075
Total research and development	14,964	8,605	38,008

General and administrative:
Non-cash compensation	1,237	1,867	6,815
Other general and administrative	5,014	4,904	7,474
Total general and administrative	6,251	6,771	14,289

Total operating expenses	21,215	15,376	52,324

Operating (loss) income	(21,215)	9,818	(51,041)

Interest and other income (expense), net	764	667	(1,665)
(Loss) income from continuing operations before income taxes	(20,451)	10,485	(52,706)

Income taxes	—	—	—
(Loss) income from continuing operations	(20,451)	10,485	(52,706)

Gain (loss) from discontinued operations	120	—	(175)
Net (loss) income	$(20,331)	$10,485	$(52,881)

Basic net (loss) income per common share:
Continuing operations	$(0.34)	$0.21	$(1.17)
Discontinued operations	— *	—	(0.01)
Basic net (loss) income per common share	$(0.34)	$0.21	$(1.18)

Diluted net (loss) income per common share:
Continuing operations	$(0.34)	$0.21	$(1.17)
Discontinued operations	— *	—	(0.01)
Diluted net (loss) income per common share	$(0.34)	$0.21	$(1.18)

Weighted average shares used in computing basic net (loss) income per common share	58,987,854	49,940,730	44,902,398
Weighted average shares used in computing diluted net (loss) income per common share	58,987,854	50,498,982	44,902,398

* Amount less than one cent.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Stockholders’ (Deficiency) Equity and Comprehensive Loss (Income)
for the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except share amounts)

				Additional				Accumulated
	Common stock			paid-in		Treasury stock		other comp	Accumulated
	Shares	Amount		capital		Shares	Amount	income (loss)	deficit	Total
Balance at December 31, 2007	43,751,101	$44		$323,772		79,948	$(357)	$-	$(279,037)	$44,422

Issuance of restricted stock	3,976,906	4								4
Forfeiture of restricted stock	(73,500)	(-	)*							(-	)*
Issuance of common stock in connection with exercise of options	75,000	-	*	222						222
Compensation in respect of options and restricted stock granted to employees, directors and third-parties				6,744						6,744
Net loss and total comprehensive loss									(52,881)	(52,881)
Balance at December 31, 2008	47,729,507	$48		$330,738		79,948	$(357)	$-	$(331,918)	$(1,489)

Issuance of common stock in public offering (net of offering costs of $1,557)	8,000,000	8		15,553						15,561
Issuance of common stock warrants in public offering				2,877						2,877
Issuance of common stock in connection with acquisition	500,000	1		1,364						1,365
Issuance of restricted stock	578,539	-	*							-	*
Forfeiture of restricted stock	(361,742)	(-	)*							(-	)*
Issuance of common stock in connection with exercise of warrants	64,174	-	*	-	*					-	*
Issuance of common stock in connection with exercise of options	50,000	-	*	18						18
Compensation in respect of options and restricted stock granted to employees, directors and third-parties				3,100						3,100
Comprehensive income:
Net income									10,485	10,485
Unrealized gain on long-term investment securities								180		180
Total comprehensive income										10,665
Balance at December 31, 2009	56,560,478	$57		$353,650		79,948	$(357)	$180	$(321,433)	$32,097

Issuance of restricted stock	695,500	1								1
Forfeiture of restricted stock	(7,635)	(-	)*							(-	)*
Issuance of common stock in connection with the exercise of warrants from public offering (net of offering costs of $452)	2,908,000	3		7,302						7,305
Issuance of common stock in connection with the exercise of options	1,365,140	1		1,883						1,884
Compensation in respect of options and restricted stock granted to employees, directors and third-parties				2,472						2,472
Comprehensive loss:
Net loss									(20,331)	(20,331)
Reduction of unrealized gain on long-term investment securities								(180)		(180)
Total comprehensive loss										(20,511)
Balance at December 31, 2010	61,521,483	$62		$365,307		79,948	$(357)	$—	$(341,764)	$23,248

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows for the Year Ended December 31,

(in thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) income	$(20,331)	$10,485	$(52,881)
Gain (loss) from discontinued operations	120	—	(175)
(Loss) income from continuing operations	(20,451)	10,485	(52,706)
Adjustments to reconcile (loss) income from continuing operations to cash flows used in operating activities of continuing operations:
Stock compensation expense	2,473	3,100	6,748
Depreciation and amortization	60	92	111
Loss (gain) on sale of investment securities	82	(173)	(81)
Impairment of investment securities	32	68	3,196
Other impairment charges	—	—	11,037
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in other current assets	1,321	(1,013)	749
Decrease (increase) in accrued interest receivable	66	(41)	258
(Increase) decrease in security deposits	(50)	—	260
(Increase) decrease in other assets	(6)	3	—
Increase (decrease) in accounts payable and accrued expenses	366	388	(14,059)
(Decrease) increase in accrued compensation and related liabilities	(86)	259	(758)
Decrease in other liabilities	(15)	(68)	(84)
(Decrease) increase in deferred revenue	—	(18,616)	6,727
Net cash used in operating activities of continuing operations	(16,208)	(5,516)	(38,602)
Net cash used in operating activities of discontinued operations	—	—	(131)
Net cash used in operating activities	(16,208)	(5,516)	(38,733)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(23)	(4)	(146)
Investment in held-to-maturity short-term securities	(18,366)	(17,593)	(33)
Proceeds from maturity of held-to-maturity short-term securities	35,814	2,343	20,869
Investment in available-for-sale short-term securities	—	—	(12,000)
Proceeds from sale of available-for-sale short-term securities	—	—	22,200
Proceeds from sale of available-for-sale long-term securities	1,620	5,557	1,700
Investment in held-to-maturity long-term securities	—	—	(1)
Net cash provided by (used in) investing activities	19,045	(9,697)	32,589

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from public offerings, net	—	18,438	—
Proceeds from exercise of warrants from public offering, net	7,305	—	—
Proceeds from exercise of options	1,884	18	222

Net cash provided by financing activities	9,189	18,456	222

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,026	3,243	(5,922)

Cash and cash equivalents at beginning of year	16,386	13,143	19,065

CASH AND CASH EQUIVALENTS AT END OF YEAR	$28,412	$16,386	$13,143

NON-CASH TRANSACTIONS
Issuance of common stock in connection with contingent equity rights	$—	$1,365	$—
Issuance of warrants to placement agent in public offering	—	100	—
Sale of manufacturing facility assets in settlement of liability	—	—	300

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Notes to the Consolidated Financial Statements

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of cancer and renal disease. We own a 100% interest in each of ACCESS Oncology, Inc. (“ACCESS Oncology”), Neryx Biopharmaceuticals, Inc., and Accumin Diagnostics, Inc. (“ADI”), all U.S. corporations incorporated in the State of Delaware. Most of our biopharmaceutical development and substantially all of our administrative operations during 2010, 2009 and 2008 were conducted in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

Except for in 2009, we have incurred substantial operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2010, we have an accumulated deficit of $341.8 million.

Our major sources of cash have been proceeds from various private placements of equity securities, option and warrant exercises, public offerings of our common stock, interest income, and from the upfront and milestone payments from our Sublicense Agreement with Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”) and miscellaneous payments from our other prior licensing activities. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates, if approved.

We currently anticipate that our cash, cash equivalents and investment securities as of December 31, 2010, exclusive of our anticipated milestone payments to be received and expected exercises of expiring options, are sufficient to fund our anticipated operating cash requirements for approximately 15 months from December 31, 2010. Including anticipated milestone payments to be received and the estimated proceeds from the exercise of expiring options, we currently anticipate that our cash, cash equivalents and investment securities as of December 31, 2010 are sufficient to fund our anticipated operating cash requirements for approximately 18 to 20 months from December 31, 2010. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

We currently have two shelf registration statements on Form S-3, filed and declared effective by the SEC, providing for the offering of up to $112 million of common stock and warrants. We may offer the securities under our shelf registration statements from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in our best interests and the best interests of our stockholders. We believe that these shelf registration statements provide us with the flexibility to raise additional capital to finance our operations as needed.

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “KERX.”

2009 MANAGEMENT CHANGES

On April 23, 2009, our Board of Directors voted to terminate the employment of Michael S. Weiss as our Chairman and Chief Executive Officer. Under the terms of Mr. Weiss’ employment agreement with us dated December 23, 2002, as amended on December 26, 2008 (the “Employment Agreement”), he remained an employee for a period of 90 days; however, during such notice period, he did not serve as our Chairman and Chief Executive Officer.

The Employment Agreement provided that Mr. Weiss was entitled to receive as severance (i) one year's base salary, (ii) payment of his salary during the 90 days following formal notice of termination of employment, and (iii) a pro rata bonus for the year of termination. In addition, under the terms of the Employment Agreement, all of Mr. Weiss’ outstanding stock options and shares of restricted stock vested, and all stock options will remain exercisable for two years following termination. In the year ended December 31, 2009, we recorded approximately $833,000 of expense, in other general and administrative expenses, associated with the cash severance, pro rata bonus and salary during the notice period (of which approximately $245,000 is included in accrued compensation at December 31, 2009 and was paid in January 2010). Additionally, in the year ended December 31, 2009, we recorded approximately $660,000 in non-cash compensation expense (general and administrative) associated with the equity modifications of Mr. Weiss’ outstanding stock options and shares of restricted stock.

On May 20, 2009, we announced that we appointed Ron Bentsur as Chief Executive Officer. The terms of Mr. Bentsur’s employment are set forth in an employment agreement with us dated September 14, 2009. As an inducement to his employment, on May 20, 2009, we granted Mr. Bentsur options to purchase 600,000 shares of our common stock at an exercise price of $0.35, the fair market value of the stock as of the date of grant. The options will vest in equal annual installments over a four-year period or upon an earlier change in control of the Company. The options were granted as an inducement award and were not issued under our 2007 Incentive Plan.

On June 16, 2009, Ron Bentsur was appointed to our Board of Directors by unanimous vote of the Board of Directors, and Michael P. Tarnok was appointed Chairman of the Board by unanimous vote of the Board of Directors.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method. This ASU provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include our financial statements and those of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

We treat liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

INVESTMENT SECURITIES

Investment securities at December 31, 2010 consist of a bank deposit. Investment securities at December 31, 2009 consist of short-term government securities and one long-term auction rate security. We classify our short-term and long-term debt securities as held-to-maturity, with the exception of auction rate securities, which were classified as available-for-sale. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Available-for-sale investment securities (which were comprised of auction rate securities) are recorded at fair value. See Note 4 – Fair Value Measurements.

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

PATENT COSTS

We expense patent maintenance costs as incurred. We have classified our patent expenses in other general and administrative.

REVENUE RECOGNITION

We recognize license revenue in accordance with the revenue recognition guidance of the FASB Accounting Standards Codification, or Codification. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payments to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract (see Note 9 – License Agreements).

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. We make estimates of costs incurred in relation to external clinical research organizations, or CROs, and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. We review and accrue CRO expenses and clinical trial study expenses based on work performed and rely upon estimates of those costs applicable to the stage of completion of a study. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

We, and our subsidiaries, file income tax returns in the U.S. federal jurisdiction and in various states. We have tax net operating loss carryforwards that are subject to examination for a number of years beyond the year in which they were generated for tax purposes. Since a portion of these net operating loss carryforwards may be utilized in the future, many of these net operating loss carryforwards will remain subject to examination.

We are continuing our practice of recognizing interest and penalties related to uncertain income tax positions in income tax expense.

STOCK - BASED COMPENSATION

We recognize all share-based payments to employees and to non-employee directors as compensation for service on our board of directors as compensation expense in the consolidated financial statements based on the fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE

Basic net loss or income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss or income per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for the years ended December 31, 2010 and 2008, because the effect of including them would have been anti-dilutive.

Basic and diluted net (loss) income per share were determined as follows:

	For the year ended December 31
(in thousands, except share and per share amounts)	2010	2009	2008
Basic:
(Loss) income from continuing operations	$(20,451)	$10,485	$(52,706)
Gain (loss) from discontinued operations	120	—	(175)
Net (loss) income	$(20,331)	$10,485	$(52,881)
Weighted average shares outstanding	58,987,854	49,940,730	44,902,398
Basic net (loss) income per common share:
Continuing operations	$(0.34)	$0.21	$(1.17)
Discontinued operations	— *	—	(0.01)
Basic net (loss) income per common share	$(0.34)	$0.21	$(1.18)
Diluted:
(Loss) income from continuing operations	$(20,451)	$10,485	$(52,706)
Gain (loss) from discontinued operations	120	—	(175)
Net (loss) income	$(20,331)	$10,485	$(52,881)
Weighted average shares outstanding	58,987,854	49,940,730	44,902,398
Effect of dilutive options and warrants	—	558,252	—
Weighted average shares outstanding assuming dilution	58,987,854	50,498,982	44,902,398
Diluted net (loss) income per common share:
Continuing operations	$(0.34)	$0.21	$(1.17)
Discontinued operations	— *	—	(0.01)
Diluted net (loss) income per common share	$(0.34)	$0.21	$(1.18)

* Amount less than one cent.

We did not include the following securities in the computation of diluted net (loss) income per common share in the table above because the securities were anti-dilutive during the periods presented:

	For the year ended December 31
	2010	2009	2008

Stock options	7,638,403	8,417,920	9,114,459
Warrants	—	2,908,000	72,564
Total	7,638,403	11,325,920	9,187,023

COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is composed of net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income, for the years ended December 31, 2010 and 2009, is comprised of unrealized losses or gains on our available-for-sale long-term investment securities that are excluded from net (loss) income and reported separately in stockholders’ equity.

ACQUISITIONS

We adopted ASC Topic 805, Business Combinations, as of January 1, 2009. The adoption of ASC Topic 805 was effective on a prospective basis. Prior to the adoption of ASC Topic 805, we accounted for acquired businesses using the purchase method of accounting which required that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Our consolidated financial statements and results of operations through 2008 reflected an acquired business after the completion of the acquisition and were not retroactively restated. The cost to acquire a business, including transaction costs, was allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Any excess of the net assets acquired over the purchase price represented negative goodwill.

IMPAIRMENT

Long lived assets are reviewed for an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, we make certain assumptions in determining the impairment amount. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized. As further discussed in Note 5, we recorded an impairment charge of $11.0 million during the year ended December 31, 2008 related to the write-down of fixed assets following the cessation of our development of Sulonex.

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. The negative outcome of our pivotal SUN-MICRO Phase 3 clinical trial of Sulonex™ (sulodexide) for the treatment of diabetic nephropathy, announced on March 7, 2008, and our subsequent decision to terminate the ongoing SUN-MACRO Phase 4 clinical trial triggered an impairment test. As of March 31, 2008, management concluded that there was no impairment of our goodwill. Additionally, as of December 31, 2008, 2009 and 2010, management conducted its annual assessments of goodwill and concluded that there were no impairments. We will continue to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.

CONCENTRATIONS OF CREDIT RISK

We do not have significant off-balance-sheet risk or credit risk concentrations. We maintain our cash and cash equivalents and held-to-maturity investments with multiple financial institutions that invest in investment-grade securities with average maturities of less than twelve months. See Note 3 – Investment Securities and Note 4 – Fair Value Measurements.

NOTE 2 – CASH AND CASH EQUIVALENTS

(in thousands)	December 31, 2010	December 31, 2009

Money market funds	$22,743	$13,400
Checking and bank deposits	5,669	2,986
Total	$28,412	$16,386

Cash is maintained in Federal Deposit Insurance Corporation (“FDIC”) insured accounts at credit qualified financial institutions. At times, such amounts may exceed the FDIC insurance limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000, and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 for interest bearing accounts and December 31, 2012 for non-interest bearing accounts. At December 31, 2010, uninsured cash balances totaled approximately $26.2 million.

NOTE 3 - INVESTMENT SECURITIES

We record our investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost. Available-for-sale investment securities are recorded at fair value (see Note 4 – Fair Value Measurements). Other-than-temporary impairment charges are included in interest and other income (expense), net, and unrealized gains (losses), if determined to be temporary, are included in accumulated other comprehensive income (loss) in stockholders’ equity.

The following tables summarize our investment securities at December 31, 2010 and December 31, 2009:

	December 31, 2010
(in thousands)	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Bank deposit (matures January 2011) (held-to-maturity)	$100	—	—	$100
Total short-term investment securities	$100	$—	$—	$100

Long-term investments:	$—	$—	$—	$—

	December 31, 2009
(in thousands)	Amortized cost, as adjusted	Gross unrealized holding gains		Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (matured between January 2010 and March 2010) (held-to-maturity)	$12,532	$—	*	$(1)	$12,531
Bank deposits (matured July 2010) (held-to-maturity)	5,016	—		—	5,016
Total short-term investment securities	$17,548	$—	*	$—	$17,547

Long-term investments:
Auction rate security (matures 2038) (available-for-sale)	$1,914	$—		$—	$1,914

*Amount less than one thousand dollars.

NOTE 4 – FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis in the financial statements. The hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1 – quoted prices in active markets for identical assets and liabilities;

•	Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable; and

•	Level 3 – unobservable inputs that are not corroborated by market data.

In the year ended December 31, 2010, we sold our last remaining auction rate security investment for $1.6 million, representing a loss of $82,000. In the year ended December 31, 2009, we sold four auction rate security investments for $5.6 million, representing a gain of $173,000. Auction rate securities were recorded at their fair value and classified as long-term investments.

Quarterly, we assessed the fair value of our auction rate securities portfolio. As a result of this valuation process, as described below, we reported an other comprehensive loss of $180,000 and an other comprehensive gain of $180,000, in the years ended December 31, 2010 and 2009, respectively, for the temporary unrealized loss and gain, respectively, related to the estimated fair value of our last auction rate security, and reported other-than-temporary impairment charges and net realized gains and losses in interest and other income (expense), net, as per the following table.

	For the year ended December 31
(in thousands)	2010	2009	2008
Impairment of investment securities	$(32)	$(68)	$(3,196)
Net realized loss	(82)	—	—
Net realized gain	—	173	81
	$(114)	$105	$(3,115)

The valuation methods used to estimate the auction rate securities’ fair value were (1) a discounted cash flow model, where the expected cash flows of the auction rate securities are discounted to the present using a yield that incorporates compensation for illiquidity, and (2) a market comparables method, where the auction rate securities are valued based on indications, from the secondary market, of what discounts buyers demand when purchasing similar auction rate securities. The valuation also included assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value of our past investments in auction rate securities. In addition, the estimated fair value of the auction rate securities may differ from the values that would have been used had a ready market existed, and the differences could be material to our consolidated financial statements.

We review investment securities for impairment and to determine the classification of the impairment as temporary or other-than-temporary. Losses are recognized in our consolidated statement of operations when a decline in fair value is determined to be other-than-temporary. We review our investments on an ongoing basis for indications of possible impairment. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment. We believe that the impairment charges related to our auction rate securities investments were other-than-temporary. The primary factors we considered in classifying impairments related to these securities included the extent and time the fair value of each investment had been below cost and our ability to hold such investment to maturity.

The following table provides the fair value measurements of applicable financial assets as of December 31, 2010 and 2009:

	Financial assets at fair value as of December 31, 2010
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$22,743	$—	$—
Bank deposits (held-to-maturity)	100	—	—
Total	$22,843	$—	$—

	Financial assets at fair value as of December 31, 2009
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$13,400	$—	$—
Obligations of domestic governmental agencies (held-to-maturity) (2)	12,532	—	—
Bank deposits (held-to-maturity)	5,016	—	—
Auction rate security (3)	—	—	1,914
Total	$30,948	$—	$1,914

(1)	Included in cash and cash equivalents on our consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Amortized cost approximates fair value.
(3)	Included in long-term investment securities on our consolidated balance sheet.

The following table summarizes the change in carrying value associated with Level 3 financial assets for the years ended December 31, 2009 and 2010:

(in thousands)	Available-for-sale long-term investments

Balance at January 1, 2009	$7,185

Total impairment charges included in net (loss) income	(68)
Sales of securities	(5,556)
Realized gain on sales of securities	173
Other comprehensive income (temporary unrealized gain)	180
Balance at December 31, 2009	$1,914

Total impairment charges included in net (loss) income	(32)
Sale of security	(1,620)
Realized loss on sale of security	(82)
Other comprehensive loss (reduction of temporary unrealized gain)	(180)
Balance at December 31, 2010	$—

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

(in thousands)	December 31, 2010	December 31, 2009

Leasehold improvements	$20	$20
Office furniture and equipment	315	315
Computers, software and related equipment	463	440
	798	775
Accumulated depreciation and amortization	(741)	(681)
Net book value	$57	$94

We spent approximately $11.3 million in capital expenditures building a manufacturing suite for Sulonex. With the cessation of our development of Sulonex in March 2008, we took an impairment charge of $11.0 million, which is included in other research and development expenses in the year ended December 31, 2008, to write the assets down to their fair value of $300,000, the amount for which the assets were subsequently sold during 2008. The sale of the assets offset a related payable and, therefore, cash was not received by us. In addition, we recognized a $2.1 million expense, which is included in other research and development expenses in the year ended December 31, 2008, for costs related to the required restoration of the leased facility to its original condition. See Note 17 – Restructuring.

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was approximately $60,000, $92,000 and $111,000, respectively. The following table summarizes depreciation expense for the years ended December 31, 2010, 2009 and 2008.

	For the year ended December 31
(in thousands)	2010	2009	2008

Depreciation expense:
Cost of services	$—	$—	$—
Research and development	36	55	84
General and administrative	24	37	27
Total	$60	$92	$111

NOTE 6 – GOODWILL

On April 6, 2006, ADI, our wholly-owned subsidiary, completed the acquisition of AccuminTM, a novel, patent protected, diagnostic for the direct measurement of total, intact urinary albumin, from AusAm Biotechnologies, Inc. The purchase price of Accumin was $3,996,000. We accounted for the ADI transaction as a purchase. The excess of the purchase price over the net assets acquired in the ADI transaction represented goodwill of approximately $3,208,000, which was allocated to our Products segment based on the proposed synergies with our then existing drug pipeline activities. In September 2008, we terminated our license agreement related to the ADI product and ceased all operations related to the Diagnostic segment. See Note 8 – Discontinued Operations.

NOTE 7 - OTHER ASSETS

(in thousands)	December 31, 2010	December 31, 2009

Patents and other intangible assets	$352	$352
Deposits	112	62
Deferred registration fees	25	19
	489	433

Accumulated amortization	(352)	(352)
	$137	$81

There were no amortization expenses for the years ended December 31, 2010, 2009 and 2008. We do not expect to record amortization expenses going forward, as all intangible assets are fully amortized.

NOTE 8 – DISCONTINUED OPERATIONS

In September 2008, we terminated the license agreement related to the ADI product and ceased all operations related to our Diagnostic segment. The results of our Diagnostic segment and the related financial position have been reflected as discontinued operations in the consolidated financial statements. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

For the year ended December 31, 2010, we recorded a $120,000 reversal of previously recorded estimated liabilities associated with our discontinued operations.

Summarized selected financial information for discontinued operations are as follows:

(in thousands)	2010	2009	2008

Operating income (expenses):
Research and development	$—	$—	$(4)
Selling, general and administrative	120	—	(171)
Total operating income (expenses)	120	—	(175)
Gain (loss) from discontinued operations	$120	$—	$(175)

The assets and liabilities of discontinued operations are stated separately on our accompanying consolidated balance sheets. The major assets and liabilities categories are as follows:

(in thousands)	December 31, 2010	December 31, 2009
Assets
Assets of discontinued operations	$—	$—

Liabilities
Accounts payable and accrued expenses	$—	$120
Liabilities of discontinued operations	$—	$120

NOTE 9 - LICENSE AGREEMENTS

In September 2007, we entered into a Sublicense Agreement with Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”), JT's pharmaceutical business subsidiary, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate in Japan, which is being developed in the U.S. under the trade name Zerenex. JT and Torii are responsible for the future development and commercialization costs in Japan. Effective as of June 8, 2009, we entered into an Amended and Restated Sublicense Agreement (the “Revised Agreement”) with JT and Torii, which, among other things, provided for the elimination of all significant on-going obligations under the sublicense agreement. Accordingly, in accordance with our revenue recognition policies, all remaining deferred revenue pertaining to this sublicense was recognized in the year ended December 31, 2009.

Prior to the Revised Agreement, an upfront payment of $12.0 million, which was received in October 2007, was being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last-to-expire patent covered by the agreement in 2023, and represented the estimated period over which we had certain significant ongoing responsibilities under the original sublicense agreement. An additional milestone payment of $8.0 million, for the achievement of certain milestones reached in March 2008, was received in April 2008, and was being recognized as license revenue on a straight-line basis over the life of the original agreement, as discussed above. As a result of the signing of the Revised Agreement, as discussed above, the unamortized portion of the upfront payment of $12.0 million and the additional milestone payment of $8.0 million, approximately $18.0 million, was recognized in the year ended December 31, 2009.

In March 2009, JT and Torii informed us that they had initiated a Phase 2 clinical study of Zerenex in Japan, which triggered a $3.0 million non-refundable milestone payment, which we received in March 2009. As a result, we recorded license revenue of $3.0 million in accordance with our revenue recognition policy, which was included in the year ended December 31, 2009.

We may receive up to an additional $77.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, JT and Torii will make royalty payments to us on net sales of ferric citrate in Japan.

In July 2009, we settled a dispute with Alfa Wassermann S.p.A. over issues arising from the terminated license agreement for Sulonex (sulodexide). Under the terms of the settlement agreement, Alfa Wassermann paid us $3,500,000 (of which $2,750,000 was received in July 2009, and $750,000 was received in July 2010), and we were required to deliver to Alfa Wassermann all of our data, information and other intellectual property related to Sulonex.

NOTE 10 – CONTINGENT EQUITY RIGHTS

On February 5, 2004, we acquired ACCESS Oncology, a related party, for a purchase price of approximately $19,502,000. The purchase price included our assumption of certain liabilities of ACCESS Oncology equal to approximately $8,723,000, the issuance of shares of our common stock valued at approximately $6,325,000, contingent equity rights valued at approximately $4,004,000 and transaction costs of approximately $450,000.

At the effective time of the merger, each share of ACCESS Oncology common stock, including shares issuable upon the exercise of options exercised before March 1, 2004, and upon the exercise of outstanding warrants, was converted into the right to share in the contingent equity rights pro rata with the other holders of ACCESS Oncology common stock. Pursuant to the merger agreement, 623,145 shares of our common stock valued at approximately $6,325,000 have been issued to the former preferred stockholders of ACCESS Oncology. An additional 4,433 shares of our common stock are issuable to those preferred stockholders of ACCESS Oncology who have yet to provide the necessary documentation to receive shares of our common stock.

On December 16, 2009, we announced the initiation of a Phase 3 registration trial of KRX-0401 (perifosine) for the treatment of patients with advanced multiple myeloma. The achievement of this event triggered contingent milestone stock consideration payable to the former stockholders of ACCESS Oncology in the amount of an aggregate of 500,000 shares of our common stock valued at $1,365,000.

The remaining contingent equity rights will be paid upon the achievement of the following milestones:

•	750,000 shares of our common stock upon the first new drug application acceptance by the Food and Drug Administration, or FDA, for KRX-0401;

•	1,750,000 shares of our common stock upon the first FDA approval of KRX-0401; and

•	372,422 shares of our common stock following the first 12-month period that sales of KRX-0401 exceed $100 million.

In no event will we issue more than 4,000,000 shares of our common stock pursuant to the merger agreement. These 4,000,000 shares include 1,127,578 shares issued or issuable to date and any contingent shares as described above. Accordingly, the remaining amount of our common stock deliverable to the former ACCESS Oncology stockholders as milestone consideration will be no more than 2,872,422 shares. The former preferred stockholders of ACCESS Oncology do not have a share of the milestone consideration. Our stockholders approved the issuance of shares of our common stock payable as contingent milestone consideration at the 2004 annual meeting of stockholders, which took place on June 10, 2004.

We have accounted for the ACCESS Oncology acquisition as a purchase. On the date of the acquisition, the excess of the net assets acquired over the purchase price represented negative goodwill of approximately $4,004,000. Since the negative goodwill was a result of not recognizing contingent consideration (i.e., the contingent equity rights), the lesser of the negative goodwill ($4,004,000) and the maximum value of the contingent equity rights at the date of the acquisition ($34,275,000) was recorded as a liability, thereby eliminating the negative goodwill. The maximum value of the contingent equity rights at the date of acquisition of $34,275,000 was based on the volume-adjusted weighted average closing price per share of our common stock measured over the last seven trading days immediately preceding the closing of the acquisition ($10.15 per share) multiplied by 3,376,855 shares, which consisted of the sum of the unissued amount of our common stock deliverable to the ACCESS Oncology stockholders as milestone consideration (3,372,422 shares) and to those preferred stockholders of ACCESS Oncology who have yet to provide the necessary documentation to receive shares of our common stock (4,433 shares). On December 16, 2009, upon the issuance of 500,000 shares of contingent milestone consideration discussed above, the value of the contingent equity rights was reduced by $1,365,000 to $2,639,000.

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, $0.001 par value, with rights senior to those of our common stock.

Common Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 95,000,000 shares of $0.001 par value common stock.

On September 30, 2009, we completed a registered direct offering to certain investors of 8,000,000 shares of our common stock and warrants to purchase up to a total of 2,800,000 shares of our common stock for gross proceeds of approximately $20 million. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock. The purchase price per unit was $2.50. Subject to certain ownership limitations, the warrants were exercisable at any time on or prior to October 1, 2010, at an exercise price of $2.65 per warrant share. In addition, the placement agent received a warrant to purchase up to 108,000 shares of common stock at an exercise price of $3.125 per warrant share, exercisable at any time on or prior to October 1, 2010. Total proceeds from this public offering were approximately $18.4 million, net of offering costs of approximately $1.6 million. As of December 31, 2010, all the warrants have been exercised, which provided us with additional proceeds of approximately $7.3 million, net of offering costs of approximately $0.5 million. The shares and warrants were sold under a shelf registration statement on Form S-3 (File No. 333-161607) filed with the SEC on August 28, 2009, and declared effective by the SEC on September 23, 2009. The registration statement provides for the offering of up to $40 million of our common stock and warrants. Subsequent to this registered direct offering, there remains approximately $12.2 million of our common stock and warrants available for sale under this shelf registration statement.

On January 3, 2011, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-171517) that was declared effective by the SEC on January 28, 2011, providing for the offering of up to $100 million of common stock and warrants.

We may offer the securities under our shelf registration statements from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in our best interests and the best interests of our stockholders. We believe that these shelf registration statements provide us with the flexibility to raise additional capital to finance our operations as needed.

Treasury Stock

As of December 31, 2010 and 2009, we held a total of 79,948 shares of our common stock in treasury, at an average cost of $357,000.

Equity Incentive Plans

We have in effect the following stock option and incentive plans.

a. The 1999 Stock Option Plan was adopted in November 1999. Under the 1999 Stock Option Plan, our board of directors could grant stock-based awards to directors, consultants and employees. The plan authorizes grants to purchase up to 4,230,000 shares of authorized but unissued common stock. The plan limits the term of each option, to no more than 25 years from the date of the grant, unless otherwise authorized by the board. The plan permits the board of directors or a committee appointed by the board to administer the plan. The administrator has the authority, in its discretion, to determine the terms and conditions of any option granted to a service provider, including the vesting schedule. As of December 31, 2010, no additional shares of our common stock may be issued under the 1999 Stock Option Plan.

b. The 2000 Stock Option Plan was adopted in June 2000. Under the 2000 Stock Option Plan, the compensation committee of our board of directors is authorized to grant stock-based awards to directors, consultants and employees. The 2000 plan authorizes grants to purchase up to 4,455,000 shares of authorized but unissued common stock. The plan limits the term of each option to no more than 10 years from the date of the grant, unless authorized by the board.  As of December 31, 2010, up to 362,051 additional shares may be issued under the 2000 Stock Option Plan.

c. The 2002 CEO Incentive Stock Option Plan was adopted in December 2002. Under the 2002 CEO Incentive Stock Option Plan, our board of directors granted an option to our former Chief Executive Officer, Michael S. Weiss, to purchase up to 2,002,657 shares of authorized but unissued common stock. The option had a term of 10 years from the date of the grant. The option granted to Mr. Weiss was part of a total grant of options issued pursuant to the 1999 Stock Option Plan, the 2000 Stock Option Plan and the 2002 CEO Incentive Stock Option Plan, to purchase a total of 4,050,000 shares of our common stock. On April 23, 2009, our board of directors voted to terminate the employment of Mr. Weiss as our Chairman and Chief Executive Officer. As of December 31, 2010, 2,002,657 options remain outstanding and vested under this plan, and will remain exercisable until two years from the date of the termination of his employment. No additional shares of our common stock may be issued under the 2002 CEO Incentive Stock Option Plan.

d. The 2004 Long-Term Incentive Plan was adopted in June 2004 by our stockholders. Under the 2004 Long-Term Incentive Plan, the compensation committee of our board of directors is authorized to grant stock-based awards to directors, consultants and employees. The 2004 plan authorizes grants to purchase up to 4,000,000 shares of authorized but unissued common stock. The plan limits the term of each option to no more than 10 years from the date of grant. As of December 31, 2010, up to an additional 1,288,247 shares may be issued under the 2004 Long-Term Incentive Plan.

e. The 2007 Incentive Plan was adopted in June 2007 by our stockholders. Under the 2007 Incentive Plan, the compensation committee of our board of directors is authorized to grant stock-based awards to directors, consultants, employees and officers. The 2007 Incentive Plan authorizes grants to purchase up to 6,000,000 shares of authorized but unissued common stock. The plan limits the term of each option to no more than 10 years from the date of grant. As of December 31, 2010, up to an additional 139,883 shares may be issued under the 2007 Incentive Plan.

f. The 2009 CEO Incentive Plan was adopted in May 2009. Under the 2009 CEO Incentive Plan, our board of directors granted an option to Ron Bentsur, our Chief Executive Officer, to purchase up to 600,000 shares of authorized but unissued common stock. The option has a term of 10 years from the date of grant. The option will vest in equal annual installments over a four-year period or upon an earlier change in control of the Company.

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 1,790,181 shares at December 31, 2010.

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2010, 2009 and 2008:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2008	10,869,173	$7.69
Granted	243,800	4.28
Exercised	(75,000)	2.96		$259,900
Forfeited	(1,326,214)	10.29
Expired	(597,300)	8.74
Outstanding at December 31, 2008	9,114,459	7.19
Granted	700,000	0.55
Exercised	(50,000)	0.36		$85,300
Forfeited	(159,467)	6.75
Expired	(251,420)	11.16
Outstanding at December 31, 2009	9,353,572	6.63
Granted	417,840	3.71
Exercised	(1,365,140)	1.38		$4,943,663
Forfeited	(2,120)	9.80
Expired	(765,749)	10.20
Outstanding at December 31, 2010	7,638,403	$7.05	3.2	$12,422,037
Vested and expected to vest at December 31, 2010	7,602,759	$7.06	3.2	$12,362,073
Exercisable at December 31, 2010	6,513,917	$7.54	2.4	$10,055,050

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life (years)	Weighed- average exercise price	Number exercisable	Weighed-average exercise price
$ 0.10 - $ 2.84	3,553,519	3.6	$1.11	2,919,679	$1.14
3.70 - 8.98	759,834	5.4	6.39	450,626	7.48
9.96 - 14.64	3,325,050	2.3	13.55	3,143,612	13.49
$ 0.10 - $ 14.64	7,638,403	3.2	$7.05	6,513,917	$7.54

Upon the exercise of stock options, we issue new shares of our common stock. As of December 31, 2010, 125,000 options issued to employees and 50,000 options issued to consultants are unvested, milestone-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. The time-vesting restricted stock grants vest primarily over a period of three to four years. The following table summarizes restricted share activity for the years ended December 31, 2010, 2009 and 2008:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2008	138,334	$10.09
Granted	3,976,906	0.33
Vested	(59,168)	9.04	$27,075
Forfeited	(73,500)	10.19
Outstanding at December 31, 2008	3,982,572	0.36
Granted	578,539	0.76
Vested	(2,707,233)	0.32	$1,325,377
Forfeited	(361,742)	0.34
Outstanding at December 31, 2009	1,492,136	0.59	$3,730,340
Granted	695,500	2.78
Vested	(779,308)	0.67	$3,375,859
Forfeited	(7,634)	1.41
Outstanding at December 31, 2010	1,400,694	$1.63	$6,415,179

On September 14, 2009, we entered in an employment agreement with Ron Bentsur, our Chief Executive Officer. The agreement terminates on May 20, 2012, provided, however, that Mr. Bentsur’s opportunity to earn the milestone awards described below will be effective until May 20, 2014, subject to certain early termination events. As of December 31, 2010, Mr. Bentsur has been granted a total of 350,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In addition, as of December 31, 2010, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

(1) 400,000 shares of restricted stock will be granted to Mr. Bentsur upon the first to occur of (a) our filing of an accepted new drug application, or NDA, with the U.S. Food and Drug Administration for Zerenex or Perifosine, or (b) our outlicensing of Zerenex or Perifosine in the U.S. to a third party. Such restricted stock will vest in equal installments over each of the first three anniversaries of the date of grant provided that Mr. Bentsur remains an employee during such vesting period. This milestone #1 may be achieved with respect to NDAs or qualifying outlicenses for multiple indications of the same product, but not for subsequent outlicenses of the product relating to an indication for which the milestone is met. Upon achievement of milestone #2 below with respect to a product, the restricted stock granted for one indication of the product under milestone #1 above will vest in full.

(2) 500,000 shares of restricted stock will be granted to Mr. Bentsur, upon the first to occur of (a) our first commercial sale of Zerenex or Perifosine in the U.S. off an approved NDA, (b) our receipt of the first royalty upon the commercial sale of Zerenex or Perifosine in the U.S. by a partner to whom we have sold exclusive or non-exclusive commercial rights, or (c) our complete outlicensing of the entire product rights of Zerenex or Perifosine in the U.S. Such restricted stock will vest on the first anniversary of the date of grant provided that Mr. Bentsur remains an employee during such vesting period.

(3) 100,000 shares of restricted stock will be granted to Mr. Bentsur upon each event of our outlicensing Zerenex in a foreign market, other than Japan, resulting in a greater than $10 million non-refundable cash payment to us with a gross deal value to us of at least $50 million. Such restricted stock will vest in equal installments over each of the first three anniversaries of the date of grant provided that Mr. Bentsur remains an employee during such vesting period.

Warrants

The following table summarizes warrant activity for the years ended December 31, 2010, 2009 and 2008:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at January 1, 2008	321,976	$4.65
Issued	—	—
Exercised	—	—
Expired	(249,412)	6.00
Outstanding at December 31, 2008	72,564	0.01
Issued	2,908,000	2.67
Exercised	(64,174)	0.01	$134,335
Expired	(8,390)	0.01
Outstanding at December 31, 2009	2,908,000	2.67	$—
Issued	—	—
Exercised	(2,908,000)	2.67	$5,550,820
Canceled	—	—
Outstanding at December 31, 2010	—	$—	$—

As discussed above, as part of the registered direct offering completed on September 30, 2009, we issued warrants to purchase up to 2,800,000 shares of our common stock, all of which have been exercised as of December 31, 2010. The warrants had an exercise price of $2.65 per warrant share. The grant date fair value was $1.03 per warrant, for a total fair value of $2,877,000, which is included in additional paid-in capital on the consolidated balance sheet. In addition, we issued to the placement agent in the transaction warrants to purchase up to 108,000 shares of our common stock at an exercise price of $3.125 per warrant share, all of which have been exercised as of December 31, 2010, with a grant date fair value of $0.93 per warrant. The fair values of the warrants described above were estimated at the date of grant using the Black-Scholes pricing model.

Stock-Based Compensation

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	2010	2009	2008

Risk-free interest rates	1.7%	2.0%	2.6%
Dividend yield	—	—	—
Volatility	126.8%	123.7%	76.3%
Weighted-average expected term	4.0 years	4.7 years	4.3 years

The weighted average grant date fair value of options granted was $2.96, $0.44 and $2.40 per option for the years ended December 31, 2010, 2009 and 2008, respectively. We used historical information to estimate forfeitures within the valuation model. As of December 31, 2010, there was $1.3 million and $1.6 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.3 years and 2.0 years, respectively. These amounts do not include, as of December 31, 2010, 175,000 options outstanding which are milestone-based and vest upon certain corporate milestones, such as FDA approval of our drug candidates, market capitalization targets, and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs.

On April 23, 2009, our Board of Directors voted to terminate the employment of Michael S. Weiss as our Chairman and Chief Executive Officer (see Note 1). Under the terms of Mr. Weiss’ employment agreement, 1,800,000 shares of restricted stock vested and all of Mr. Weiss’ outstanding stock options vested and will remain exercisable for two years following termination. In the year ended December 31, 2009, we recorded approximately $660,000 in non-cash compensation expense (general and administrative) associated with the equity modifications of Mr. Weiss’ outstanding stock options and shares of restricted stock.

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
(in thousands)	2010	2009	2008

Stock-based compensation expense associated with restricted stock (1)	$1,584	$1,220	$(114)
Stock-based compensation expense associated with option grants (2)	889	1,880	6,862
	$2,473	$3,100	$6,748
(1)
Includes $396,000 of non-cash compensation expense in the year ended December 31, 2009, related to equity modifications of restricted stock issued to our previous Chief Executive Officer, who was terminated in April 2009. Also includes a $290,000 credit to compensation expense in the year ended December 31, 2008, related to restricted stock issued to our former President, who was terminated as part of the 2008 Restructuring.

(2)
Includes $264,000 of non-cash compensation expense in the year ended December 31, 2009, related to equity modifications of stock options issued to our previous Chief Executive Officer, who was terminated in April 2009.

NOTE 12 – INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable; and therefore, a valuation allowance is established. The valuation allowance for deferred tax assets was $141.4 million and $133.1 million as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, we have U.S. net operating loss carryforwards (“NOL’s”) of approximately $297.5 million, of which approximately $44.8 million were derived from certain stock option exercises and any such benefit realized will be credited to additional paid in capital. For income tax purposes, these NOL’s will expire in the years 2019 through 2030. Due to our various equity transactions, the utilization of certain NOL’s could be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provision and/or the separate return limitation year losses limitation.

No income tax expense was attributable to income from continuing operations for the years ended December 31, 2010 and 2009. Income tax expense differed from amounts computed by applying the US federal income tax rate of 35% to pretax loss as follows:

	For the year ended December 31,
(in thousands)	2010	2009	2008

(Loss) income from continuing operations before income taxes, as reported in the consolidated statements of operations	$(20,451)	$10,485	$(52,706)

Computed “expected” tax expense (benefit)	(7,158)	3,670	(18,447)

Increase (decrease) in income taxes resulting from:
Expected expense (benefit) from state & local taxes	(1,650)	846	(4,869)
Change in state and local effective tax rate	(—)	4,876	(4,387)
Permanent differences	(153)	(125)	523
Other	(4)	83	(60)
Prior year true-up	652	(658)	—

Change in the balance of the valuation allowance for deferred tax assets allocated to income tax expense	8,313	(8,692)	27,240
	$—	$—	$—

The significant components of deferred income tax (benefit) expense attributable to loss from operations are as follows:

	For the year ended December 31,
(in thousands)	2010	2009	2008

Deferred tax (benefit) expense	$(8,313)	$8,520	$(27,154)
Federal deferred tax benefit relating to the exercise of stock options	(—)	172	(86)
Increase (decrease) in the valuation allowance for deferred tax asset	8,313	(8,692)	27,240
	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below.

(in thousands)	December 31, 2010	December 31, 2009

Deferred tax assets (liabilities):
Net operating loss carryforwards	$128,130	$116,533
Non-cash compensation	11,483	14,001
Unrealized / Realized loss on securities	1,359	1,242
Research and development	—	330
Intangible assets due to different amortization methods	371	761
Accrued compensation	—	104
Other temporary differences	38	98
Deferred tax asset, excluding valuation allowance	141,381	133,069

Less valuation allowance	(141,381)	(133,069)
Net deferred tax assets	$—	$—

We file income tax returns in the U.S federal and various state and local jurisdictions. For federal and state income tax purposes, the 2008, 2009 and 2010 tax years remain open for examination under the normal three year statute of limitations. The audits of our U.S. federal income tax returns for 2004 through 2006 were completed in 2008 and the unrecognized tax benefits balance was reduced from $7.05 million to $0 at December 31, 2008.

There was no accrual for interest and penalties related to uncertain tax positions for 2010, 2009 and 2008. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

NOTE 13 – INTEREST AND OTHER INCOME (EXPENSE), NET

The components of interest and other income (expense), net are as follows:

	For the year ended December 31,
(in thousands)	2010	2009	2008

Interest income	$148	$315	$1,349
Other income	730	247	101
(Loss) gain on sale of auction rate securities	(82)	173	81
Impairment expense of auction rate securities	(32)	(68)	(3,196)
	$764	$667	$(1,665)

In 2010, 2009 and in 2008, we recorded impairment charges totaling $32,000, $68,000 and $3,196,000 for other-than-temporary declines in the fair value of our prior investments in auction rate securities (see Note 3 – Investment Securities, and Note 4 – Fair Value Measurements). Other income consists of rental income from the sublease of a portion of our leased space and a one-time grant in the amount of $489,000 received in November 2010 under The Patient Protection and Affordable Care Act of 2010 for our drug candidates, KRX-0401 (perifosine) and Zerenex (ferric citrate).

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Research & Development Agreements

We have entered into various research and development agreements (relating to our development of KRX-0401 and Zerenex) under which we are obligated to make payments of approximately $17,083,000 through 2012. The following table shows future research and development payment obligations by period as of December 31, 2010.

(in thousands)	2011	2012	2013	2014	2015
Research and development agreements	$10,815	$6,268	—	—	—

Most of the commitments in the table above are contingent upon our continuing development of our drug candidates.

Leases

In August 2010, we signed an amendment to the lease on our corporate and executive office located in New York City extending its term through September 30, 2013. We also executed an amendment to our office sharing agreement with a third party for a portion of our leased space through September 29, 2013. We may terminate the lease and office sharing agreements as of September 30, 2011, provided we give two months notice of such terminations.

Total rental expense was approximately $537,000, $540,000 and $658,000 for the years ended December 31, 2010, 2009, and 2008, respectively. We recognized sublet income of $241,000, $247,000 and $101,000 for the years ended December 31, 2010, 2009 and 2008 related to office sharing agreements.

Future minimum lease commitments as of December 31, 2010, in the aggregate total approximately $1,482,000 through September 2013. The following table shows future minimum lease commitments by period as of December 31, 2010.

(in thousands)	2011	2012	2013	2014	2015
Operating leases	$526	$526	$430	—	—

Royalty and Contingent Milestone Payments

We have licensed the patent rights to our drug candidates from others. These license agreements require us to make contingent milestone payments to certain of our licensors. In addition, under these agreements, we must pay royalties on sales of products resulting from licensed technologies.

We have undertaken to make contingent milestone payments to certain of our licensors of up to approximately $25.0 million over the life of the licenses, of which approximately $22.0 million will be due upon or following regulatory approval of the licensed drugs. We have also committed to pay to the former stockholders of ACCESS Oncology certain contingent equity rights (up to 2,872,422 shares of our common stock) if KRX-0401 meets certain development and sales milestones. The contingent equity rights have been recognized as a non-current liability on the consolidated balance sheet. See Note 10 – Contingent Equity Rights. The uncertainty relating to the timing of the commitments described in this paragraph prevents us from including them in the tables above.

NOTE 15 – SEGMENT INFORMATION

Until September 2008, we had three reportable segments, which included the Diagnostics segment. Following the termination of the ADI diagnostic product, we now have two reportable segments: Services and Products. The Services business provides clinical trial management and site recruitment services to other biotechnology and pharmaceutical companies. The Products business focuses on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of life-threatening diseases, and also includes license revenue, other revenue and associated costs.

Segment information for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Revenue
(in thousands)	2010	2009	2008

Services	$—	$3	$103
Products	—	25,191	1,180
Total	$—	$25,194	$1,283

	Operating (loss) income
(in thousands)	2010	2009	2008

Services	$—	$3	$76
Products	(21,215)	9,815	(51,117)
Total	$(21,215)	$9,818	$(51,041)

A reconciliation of the totals reported for the operating segments to the consolidated loss from continuing operations is as follows:

	(Loss) income from continuing operations
(in thousands)	2010	2009	2008

Operating (loss) income of reportable segments	$(21,215)	$9,818	$(51,041)
Interest and other income (expense)	764	667	(1,665)
Income taxes	—	—	—
Consolidated (loss) income from continuing operations	$(20,451)	$10,485	$(52,706)

	Assets (1)
	As of December 31,
(in thousands)	2010	2009

Services	$—	$—
Products	3,602	4,904
Total assets of reportable segments	3,602	4,904
Cash, cash equivalents, interest receivable and investment securities	28,512	35,914
Assets of discontinued operations	—	—
Consolidated total assets	$32,114	$40,818
(1)	Assets for our reportable segments include fixed assets, goodwill, accounts receivable and prepaid expenses.

The carrying amount of goodwill by reportable segment as of December 31, 2010 and 2009 was as follows:

	Goodwill
(in thousands)	December 31, 2010	December 31, 2009

Services	—	—
Products	$3,208	$3,208
Total	$3,208	$3,208

NOTE 16 - LITIGATION

In March 2010, we settled a dispute with ICON Central Laboratories (“ICON”), the central laboratory we used for the clinical development of Sulonex (sulodexide), concerning certain fees related mainly to the provision of storage services pursuant to a series of service agreements. ICON was claiming that we owed it $816,647 in unpaid invoices, much of which was made up of charges for annual storage fees incurred after the effective date of termination of the agreements. Under the terms of the settlement agreement, we paid ICON $400,000 in settlement of all claims, which, at December 31, 2009, was included in accounts payable and accrued expenses on our consolidated balance sheet.

In October 2009, we filed a statement of claim with the Financial Institution Regulatory Authority (“FINRA”) to commence an arbitration proceeding against an SEC registered broker-dealer. In this arbitration proceeding, we seek damages arising from that broker-dealer’s recommendations and purchases of auction rate securities for our cash management account. The claim will be determined by a panel of three FINRA arbitrators. In January 2010, the broker-dealer filed an answer to the statement of claim and denied liability. The arbitration panel has been selected and the parties are in the process of exchanging documents relevant to the claims. A hearing, originally scheduled for February 2011, has been re-scheduled for October 2011 concerning our claims against the broker-dealer.

NOTE 17 – RESTRUCTURING

On March 26, 2008, we implemented a strategic restructuring plan to reduce our cash burn rate and re-focus our development efforts (the “2008 Restructuring”). The 2008 Restructuring, which was prompted by the negative outcome of our pivotal SUN-MICRO Phase 3 clinical trial of Sulonex™ (sulodexide) for the treatment of diabetic nephropathy, announced on March 7, 2008, and our subsequent decision to terminate the ongoing SUN-MACRO Phase 4 clinical trial, was intended to conserve our financial resources and enable us to focus our efforts on programs and opportunities that management believed were most likely to provide long-term stockholder value. The 2008 Restructuring included a workforce reduction of approximately 50% as compared to our workforce at December 31, 2007. Following the workforce reduction, we had approximately 25 full and part-time employees.

As part of the 2008 Restructuring, on March 26, 2008, we notified our President, I. Craig Henderson, M.D., that we were terminating his employment, effective April 15, 2008. Dr. Henderson remained in his position as a member of our Board of Directors until the annual meeting in June 2008. We recognized a $1,569,000 credit to expense, in the year ended December 31, 2008, related to the forfeiture of stock options and restricted stock issued to Dr. Henderson. In addition, we reached a mutual agreement with our Chief Accounting Officer, Mark Stier, that Mr. Stier resigned effective June 30, 2008. His responsibilities were assumed by James F. Oliviero, our current Chief Financial Officer.

The following table summarizes restructuring costs that were provided for and/or incurred by us during the year ended December 31, 2008:

(in thousands)	2008

Research and development
Impairment of manufacturing facility	$11,037
Manufacturing facility restoration	2,063
Severance	624
Non-cash compensation	(1,569)
Total research and development	12,155

General and administrative
Severance	99
Total general and administrative	99

Total restructuring costs	$12,254

During 2008, we paid out $2,063,000 for the manufacturing facility restoration and $723,000 for severance obligations. At December 31, 2008, there were no remaining restructuring liabilities.

NOTE 18 – QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	2010
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Revenue:
License revenue	$—	$—	$—	$—
Service revenue	—	—	—	—
Other revenue	—	—	—	—

Total revenue	—	—	—	—

Operating expenses:
Cost of services	—	—	—	—

Research and development:
Non-cash compensation	242	434	322	238
Other research and development	2,554	3,129	3,901	4,144
Total research and development	2,796	3,563	4,223	4,382

General and administrative:
Non-cash compensation	407	261	291	278
Other general and administrative	898	1,356	1,419	1,341
Total general and administrative	1,305	1,617	1,710	1,619

Total operating expenses	4,101	5,180	5,933	6,001

Operating loss	(4,101)	(5,180)	(5,933)	(6,001)

Other income (expense)
Interest and other income, net	86	26	85	567
Income taxes	—	—	—	—
Loss from continuing operations	(4,015)	(5,154)	(5,848)	(5,434)

Gain from discontinued operations	—	—	—	120
Net loss	$(4,015)	$(5,154)	$(5,848)	$(5,314)

Basic net loss per common share
Continuing operations	(0.07)	(0.09)	(0.10)	(0.09)
Discontinued operations	—	—	—	— *
Basic net loss per common share	$(0.07)	$(0.09)	$(0.10)	$(0.09)

Diluted net loss per common share
Continuing operations	(0.07)	(0.09)	(0.10)	(0.09)
Discontinued operations	—	—	—	— *
Diluted net loss per common share	$(0.07)	$(0.09)	$(0.10)	$(0.09)
*Amount less than one cent.

	2009
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Revenue:
License revenue	$3,327	$18,289	$—	$—
Service revenue	3	—	—	—
Other revenue	—	75	3,500	—

Total revenue	3,330	18,364	3,500	—

Operating expenses:
Cost of services	—	—	—	—

Research and development:
Non-cash compensation	201	361	388	283
Other research and development	1,374	1,456	1,527	3,015
Total research and development	1,575	1,817	1,915	3,298

General and administrative:
Non-cash compensation	370	1,028	250	219
Other general and administrative	1,041	1,528	904	1,431
Total general and administrative	1,411	2,556	1,154	1,650

Total operating expenses	2,986	4,373	3,069	4,948

Operating income (loss)	344	13,991	431	(4,948)

Other income
Interest and other income, net	107	141	129	290
Income taxes	—	—	—	—
Net income (loss)	$451	$14,132	$560	$(4,658)

Basic net income (loss) per common share
Continuing operations	0.01	0.30	0.01	(0.08)
Discontinued operations	—	—	—	—
Basic net income (loss) per common share	$0.01	$0.30	$0.01	$(0.08)

Diluted net income (loss) per common share
Continuing operations	0.01	0.29	0.01	(0.08)
Discontinued operations	—	—	—	—
Diluted net income (loss) per common share	$0.01	$0.29	$0.01	$(0.08)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 9, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 9, 2011, and in the capacities indicated:

Signatures	Title

/s/ Ron Bentsur	Chief Executive Officer and Director
Ron Bentsur	(principal executive officer)

/s/ James F. Oliviero	Chief Financial Officer
James F. Oliviero	(principal financial and accounting officer)

/s/ Michael P. Tarnok	Chairman of the Board of Directors
Michael P. Tarnok

/s/ Kevin Cameron	Director
Kevin Cameron

/s/ Joseph Feczko, M.D	Director
Joseph Feczko, M.D

/s/ Senator Wyche Fowler, Jr.	Director
Senator Wyche Fowler, Jr.

/s/ Jack Kaye	Director
Jack Kaye

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

21.1	List of subsidiaries of Keryx Biopharmaceuticals, Inc.

23.1	Consent of UHY LLP.

23.2	Consent of KPMG LLP.

24.1	Power of Attorney of Director and Officers of Keryx Biopharmaceuticals, Inc. (included herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2011.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 9, 2011.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 9, 2011.