Form 10-Q
period 2011-03-31
KERYX BIOPHARMACEUTICALS INC
filed 2011-05-10
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

There were 69,079,487 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 9, 2011.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.
Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010

  (in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,865	$28,412
Short-term investment securities	200	100
Other current assets	143	200
Total current assets	23,208	28,712

Property, plant and equipment, net	71	57
Goodwill	3,208	3,208
Other assets, net	176	137
Total assets	$26,663	$32,114

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,250	$5,367
Accrued compensation and related liabilities	178	669
Deferred revenue	156	156
Total current liabilities	6,584	6,192

Contingent equity rights	2,639	2,639
Other liabilities	24	35
Total liabilities	9,247	8,866
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (95,000,000 shares authorized, 61,629,858 and 61,521,483 shares issued, 61,549,910 and 61,441,535 shares outstanding at March 31, 2011 and December 31, 2010, respectively)	62	62
Additional paid-in capital	365,880	365,307
Treasury stock, at cost, 79,948 shares at March 31, 2011 and December 31, 2010, respectively	(357)	(357)
Accumulated deficit	(348,169)	(341,764)
Total stockholders’ equity	17,416	23,248
Total liabilities and stockholders’ equity	$26,663	$32,114

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Operations
for the three months ended March 31, 2011 and 2010 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2011	2010
Operating expenses:
Research and development:
Non-cash compensation	259	242
Other research and development	4,618	2,554
Total research and development	4,877	2,796

General and administrative:
Non-cash compensation	314	407
Other general and administrative	1,284	898
Total general and administrative	1,598	1,305

Total operating expenses	6,475	4,101

Operating loss	(6,475)	(4,101)

Interest and other income, net	70	86
Loss before income taxes	(6,405)	(4,015)

Income taxes	—	—
Net loss	$(6,405)	$(4,015)

Basic and diluted net loss per common share	$(0.10)	$(0.07)

Weighted average shares used in computing basic and diluted net loss per common share	61,549,633	56,880,953

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statement of Stockholders’ Equity
for the three months ended March 31, 2011 (Unaudited)

(in thousands, except share amounts)

				Additional
	Common stock			paid-in	Treasury stock		Accumulated
	Shares	Amount		Capital	Shares	Amount	deficit	Total
Balance at December 31, 2010	61,521,483	$62		$365,307	79,948	$(357)	$(341,764)	$23,248
Changes during the period:
Issuance of restricted stock	111,450	—	*	—	—	—	—	—	*
Forfeiture of restricted stock	(3,075)	(—	)*	—	—	—	—	(—	)*
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		573	—	—	—	573
Net loss	—	—		—	—	—	(6,405)	(6,405)
Balance at March 31, 2011	61,629,858	$62		$365,880	79,948	$(357)	$(348,169)	$17,416

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows
for the three months ended March 31, 2011 and 2010 (Unaudited)

(in thousands)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,405)	$(4,015)
Adjustments to reconcile net (loss) income to cash flows used in operating activities:
Stock compensation expense	573	649
Depreciation and amortization	11	18
Impairment of investment securities	—	32
Changes in assets and liabilities:
Decrease in other current assets	57	280
Increase in accrued interest receivable	—	(12)
Increase in security deposits	(1)	—
Increase in other assets	(38)	—
Increase in accounts payable and accrued expenses	883	83
Decrease in accrued compensation and related liabilities	(491)	(617)
Decrease in other liabilities	(11)	(17)
Net cash used in operating activities	(5,422)	(3,599)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(25)	(4)
Investment in held-to-maturity short-term securities	(200)	(9,214)
Proceeds from maturity of held-to-maturity short-term securities	100	12,567
Net cash (used in) provided by investing activities	(125)	3,349

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,547)	(250)

Cash and cash equivalents at beginning of period	28,412	16,386

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,865	$16,136

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Notes to Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

NOTE 1 - GENERAL

Basis of Presentation

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of cancer and renal disease. Most of our biopharmaceutical development and substantially all of our administrative operations during the three months ended March 31, 2011 and 2010 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Except for in 2009, we have incurred substantial operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2011, we have an accumulated deficit of $348.2 million.

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

On May 4, 2011, we announced the pricing of an underwritten registered offering of 7,021,277 shares of our common stock at a price of $4.70 per share for gross proceeds of approximately $33 million. Total net proceeds from this offering were approximately $30.8 million, net of underwriting discounts and offering expenses of approximately $2.2 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-171517) that was previously filed and declared effective by the SEC on January 28, 2011. We currently have two shelf registration statements on Form S-3, filed and declared effective by the SEC. Subsequent to the May 2011 offering, these shelf registration statements provide for the offering of up to approximately $79 million of common stock and warrants. We may offer the securities under our shelf registration statements from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in our best interests and the best interests of our stockholders. We believe that these shelf registration statements provide us with the flexibility to raise additional capital to finance our operations as needed.

We currently anticipate that our cash, cash equivalents and investment securities as of March 31, 2011, the May 2011 offering, and the $5.0 million milestone payment received from JT/Torii in April 2011 (see Note 6 – Subsequent Events) are sufficient to fund our anticipated operating cash requirements for over 24 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “KERX.”

Cash and Cash Equivalents

We treat liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

Investment Securities

We record our investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are recorded at amortized cost. Available-for-sale investment securities are recorded at fair value (see Note 2 – Fair Value Measurements). Other-than-temporary impairment charges are included in interest and other income, net, and unrealized gains (losses), if determined to be temporary, are included in accumulated other comprehensive income (loss) in stockholders’ equity.

The following table summarizes our investment securities at March 31, 2011, and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010

Short-term investments:
Bank deposit (matures May 2011) (held-to-maturity)	$200	$100
Total short-term investment securities	$200	$100

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

Stock-Based Compensation

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

Income Taxes

As of March 31, 2011, we have U.S. net operating loss carryforwards of approximately $304.3 million which expire from 2019 through 2031. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the resulting likelihood that the deferred tax assets will not be realizable. Due to our historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants outstanding as of March 31, 2011 and 2010, which are not included in the computation of net loss per share amounts, were 7,989,528 and 12,378,292, respectively.

Comprehensive Loss

Comprehensive loss is composed of net loss and other comprehensive loss. Other comprehensive loss for the three months ended March 31, 2010, is comprised of a reduction of unrealized gains on our available-for-sale long-term investment securities that are excluded from net loss and reported separately in stockholders’ equity. Comprehensive loss and its components are as follows:

	Three months ended March 31,
(in thousands)	2011	2010

Net loss – as reported	$(6,405)	$(4,015)
Other comprehensive loss:
Reduction of unrealized gain on available-for-sale long-term investment securities	—	(180)
Comprehensive loss	$(6,405)	$(4,195)

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

NOTE 2 – FAIR VALUE MEASUREMENTS

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

In May 2010, we sold our last remaining auction rate security investment. Auction rate securities were recorded at their fair value and classified as long-term investments. In prior quarters, we assessed the fair value of our auction rate securities portfolio. As a result of this valuation process, as described below, we reported an other comprehensive loss of $180,000 in the three months ended March 31, 2010, for a reduction of a temporary unrealized gain related to the estimated fair value of our last auction rate security, and recorded an impairment charge of $32,000 during the three months ended March 31, 2010, for an other-than-temporary decline in the value of our last auction rate security. The other-than-temporary impairment charge was included in interest and other income, net.

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

The following table provides the fair value measurements of applicable financial assets as of March 31, 2011:

	Financial assets at fair value as of March 31, 2011
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$15,787	$—	$—
Bank deposits (held-to-maturity)	200	—	—
Total	$15,987	$—	$—

(1)	Included in cash and cash equivalents on our consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.

NOTE 3 – STOCKHOLDERS' EQUITY

Common Stock

We currently have two shelf registration statements on Form S-3, filed and declared effective by the SEC. Subsequent to the May 2011 offering, these shelf registration statements provide for the offering of up to approximately $79 million of common stock and warrants. See Note 6 - Subsequent Events. We may offer the securities under our shelf registration statements from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in our best interests and the best interests of our stockholders. We believe that these shelf registration statements provide us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 1,330,681 shares at March 31, 2011.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2011:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2010	7,638,403	$7.05	3.2	$12,422,037
Granted	394,350	4.67	4.0
Exercised	—	—		$—
Forfeited	(34,225)	3.59
Expired	(9,000)	6.75
Outstanding at March 31, 2011	7,989,528	$6.94	3.3	$14,169,890
Vested and expected to vest at March 31, 2011	7,943,479	$6.96	3.3	$14,078,135
Exercisable at March 31, 2011	6,555,812	$7.51	2.2	$11,430,947

Upon the exercise of stock options, we issue new shares of our common stock. As of March 31, 2011, 125,000 options issued to employees and 50,000 options issued to consultants are unvested, milestone-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. The time-vesting restricted stock grants vest primarily over a period of three to four years. The following table summarizes restricted share activity for the three months ended March 31, 2011:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value

Outstanding at December 31, 2010	1,400,694	$1.63	$6,415,179
Granted	111,450	4.58
Vested	(223,817)	2.48	$1,020,915
Forfeited	(3,075)	4.58
Outstanding at March 31, 2011	1,285,252	$1.73	$6,426,260

On September 14, 2009, we entered in an employment agreement with Ron Bentsur, our Chief Executive Officer. The agreement terminates on May 20, 2012, provided, however, that Mr. Bentsur’s opportunity to earn the milestone awards described below will be effective until May 20, 2014, subject to certain early termination events. As of December 31, 2010, Mr. Bentsur has been granted a total of 350,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In addition, as of March 31, 2011, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

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

Stock-Based Compensation

We incurred $573,000 and $649,000 of non-cash compensation expense related to equity incentive grants during the three months ended March 31, 2011 and 2010, respectively. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Three months ended March 31,
	2011	2010
Risk-free interest rates	1.6%	2.1%
Dividend yield	—	—
Volatility	116.5%	129.3%
Weighted-average expected term	4.0 years	4.0 years

The weighted average grant date fair value of options granted for the three months ended March 31, 2011 and 2010 was $3.57 and $2.07 per option, respectively.  We used historical information to estimate forfeitures within the valuation model. As of March 31, 2011, there was $2.4 million and $1.8 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.4 years and 2.1 years, respectively. These amounts do not include, as of March 31, 2011, 175,000 options outstanding which are milestone-based and vest upon certain corporate milestones, such as FDA approval of our drug candidates, market capitalization targets, and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs.

NOTE 4 - LICENSE AGREEMENTS

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

Following the receipt of a $5.0 million milestone payment in April 2011, we may receive up to an additional $72.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, JT and Torii will make royalty payments to us on net sales of ferric citrate in Japan. See Note 6 – Subsequent Events.

NOTE 5 – SEGMENT INFORMATION

We have two reportable segments: Services and Products. The Services business provides clinical trial management and site recruitment services to other biotechnology and pharmaceutical companies. The Products business focuses on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of cancer and renal disease, and also includes license revenue, other revenue and associated costs.

Segment information for the three month periods were as follows:

	Operating loss
	Three months ended March 31,
(in thousands)	2011	2010

Services	$—	$—
Products	(6,475)	(4,101)
Total	$(6,475)	$(4,101)

A reconciliation of the totals reported for the operating segments to the consolidated loss is as follows:

	Net loss
	Three months ended March 31,
(in thousands)	2011	2010

Operating loss of reportable segments	$(6,475)	$(4,101)
Interest and other income, net	70	86
Income taxes	—	—
Consolidated loss	$(6,405)	$(4,015)

	Assets (1)
(in thousands)	March 31, 2011	December 31, 2010

Services	$—	$—
Products	3,598	3,602
Total assets of reportable segments	3,598	3,602
Cash, cash equivalents, interest receivable and investment securities	23,065	28,512
Consolidated total assets	$26,663	$32,114
(1)	Assets for our reportable segments include fixed assets, goodwill, accounts receivable and prepaid expenses.

The carrying amount of goodwill by reportable segment as of March 31, 2011 and December 31, 2010 was as follows:

	Goodwill
(in thousands)	March 31, 2011	December 31, 2010

Services	$—	$—
Products	3,208	3,208
Total	$3,208	$3,208

NOTE 6 – SUBSEQUENT EVENTS

In April 2011, our Japanese partner for Zerenex (ferric citrate), JT and Torii, commenced a Phase 3 clinical program of ferric citrate in Japan. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $5.0 million in April 2011 from JT and Torii for the achievement of the Phase 3 commencement milestone.

On May 4, 2011, we announced the pricing of an underwritten registered offering of 7,021,277 shares of our common stock at a price of $4.70 per share for gross proceeds of approximately $33 million. Total net proceeds from this offering were approximately $30.8 million, net of underwriting discounts and offering expenses of approximately $2.2 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-171517) that was previously filed and declared effective by the SEC on January 28, 2011.

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

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010.

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

We are also developing Zerenex™ (ferric citrate), an oral, ferric iron-based compound that has the capacity to bind to phosphate in the gastrointestinal tract and form non-absorbable complexes. Zerenex is currently in Phase 3 clinical development in the United States, under an SPA, as a treatment for hyperphosphatemia (elevated phosphate levels) in patients with end-stage renal disease, or ESRD, on dialysis. In April 2011, our Japanese partner for Zerenex (ferric citrate), JT and Torii, commenced its Phase 3 clinical program for ferric citrate in Japan. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $5.0 million in April 2011 from JT and Torii for the achievement of the Phase 3 commencement milestone.

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

The table below summarizes the status of our product pipeline.

Product candidate	Target indication	Development status

KRX-0401 (perifosine)	Colorectal cancer	Phase 3 trial ongoing, under SPA
	Multiple myeloma	Phase 3 trial ongoing, under SPA
	Several other forms of cancer	Phase 1 & 2 trials ongoing

Zerenex™ (ferric citrate)	Hyperphosphatemia in patients with end-stage renal disease	U.S. Phase 3 program ongoing, under SPA
Japan Phase 3 program ongoing by sublicensee (JT and Torii)

RECENT DEVELOPMENTS

Zerenex (ferric citrate)

On April 28, 2011, we reported the final dataset from the Phase 3 short-term clinical trial of Zerenex for the treatment of hyperphosphatemia in end-stage renal disease patients on dialysis. Top-line results from this Phase 3 short-term study were announced in November 2010. The final dataset was presented at the National Kidney Foundation Spring Clinical Meetings held in Las Vegas, Nevada, in an oral presentation. In this study, conducted pursuant to a SPA with the FDA, Zerenex met the study’s primary endpoint, described below, demonstrating a highly statistically significant dose response. In addition, key secondary endpoints were also met.

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

The study met the primary endpoint, with the regression analysis indicating a highly statistically significant dose response (p<0.0001). Additional efficacy results are as follows:

Mean Serum Phosphorus (mg/dL) ITT (n=146)	1g/Day (n=50)	6g/Day (n=51)	8g/Day (n=45)
Baseline (End of Washout)	7.3	7.6	7.5
Day 28 (End of Treatment)	7.4	5.6	5.3
Change from Baseline at Day 28 P-Value	0.1	-2.0 <0.0001	-2.2 <0.0001
% Change from Baseline at Day 28	0.5%	-25.7%	-29.6%

In addition, a statistically significant dose response increase in serum bicarbonate was observed in the study, indicating the potential ability of Zerenex to address metabolic acidosis, as seen in prior clinical studies with Zerenex.  Metabolic acidosis is a condition that occurs in many dialysis patients when the kidneys do not remove sufficient acid from the body, leading to low blood pH. The consequences of metabolic acidosis can be severe. The inability to manage metabolic acidosis is believed to be a drawback for some of the currently marketed phosphate binders.

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

Zerenex appeared to be safe and well-tolerated in the study, with no serious adverse events deemed to be drug-related by the Data Safety Monitoring Committee, which further supports Zerenex’s favorable safety profile seen in prior clinical trials.

On May 2, 2011, we announced positive Scientific Advice from the European Medicines Agency, or EMA, for the development of Zerenex for the management and control of serum phosphorus in ESRD patients undergoing dialysis, and in pre-dialysis chronic kidney disease, or CKD, patients. The Scientific Advice from the EMA indicates that our current Phase 3 program in the U.S., if successful, in conjunction with safety data generated from other clinical studies with Zerenex, is considered sufficient to support a European marketing authorization application, or MAA, to the EMA for the indication in ESRD patients on dialysis. As a result, we believe that we will not need to conduct any additional clinical trials with Zerenex in order to obtain European approval in the dialysis setting. The Scientific Advice also provided us with a regulatory path forward in the pre-dialysis CKD setting in Europe.

GENERAL CORPORATE

On May 4, 2011, we announced the pricing of an underwritten registered offering of 7,021,277 shares of our common stock at a price of $4.70 per share for gross proceeds of approximately $33 million. Total net proceeds from this offering were approximately $30.8 million, net of underwriting discounts and offering expenses of approximately $2.2 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-171517) that was previously filed and declared effective by the SEC on January 28, 2011.

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

Our ongoing clinical trials will be lengthy and expensive. Even if these trials show that our drug candidates are effective in treating certain indications, there is no guarantee that we will be able to record commercial sales of any of our drug candidates in the near future. In addition, we expect losses to continue as we continue to fund in-licensing and development of new drug candidates. As we continue our development efforts, we may enter into additional third-party collaborative agreements and may incur additional expenses, such as licensing fees and milestone payments. In addition, we may need to establish the commercial infrastructure required to manufacture, market and sell our drug candidates following approval, if any, by the FDA or regulatory authorities of other countries, which would result in us incurring additional expenses. As a result, our quarterly results may fluctuate and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Three months ended March 31, 2011 and March 31, 2010

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $17,000 to $259,000 for the three months ended March 31, 2011, as compared to $242,000 for the three months ended March 31, 2010. The increase in non-cash compensation expense in the three months ended March 31, 2011, as compared to March 31, 2010, was primarily related to grants of equity awards to research and development personnel and the recording of the related fair value of the awards over the respective vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses increased by $2,064,000 to $4,618,000 for the three months ended March 31, 2011, as compared to $2,554,000 for the three months ended March 31, 2010. The increase in other research and development expenses was due primarily to a $1,123,000 increase in research and development expenses related to the two KRX-0401 Phase 3 clinical trials, as well as to a $915,000 increase in research and development expenses related to the Zerenex Phase 3 clinical program. We expect our other research and development costs to increase for the remainder of 2011 due to increased patient recruitment into our ongoing Phase 3 clinical programs for KRX-0401 and Zerenex.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants decreased by $93,000 to $314,000 for the three months ended March 31, 2011, as compared to $407,000 for the three months ended March 31, 2010. The decrease in non-cash compensation expense in the three months ended March 31, 2011, as compared to March 31, 2010, was primarily related to grants of equity awards to general and administrative personnel and directors and the recording of the related fair value of the awards over the respective vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $386,000 to $1,284,000 for the three months ended March 31, 2011, as compared to $898,000 for the three months ended March 31, 2010. The increase was due primarily to miscellaneous general and administrative expenses, including investor outreach initiatives and patent filing and maintenance costs. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2011.

Interest and Other Income, Net. Interest and other income, net, decreased by $16,000 to $70,000 for the three months ended March 31, 2011, as compared to $86,000 for the three months ended March 31, 2010. The decrease was due primarily to a lower level of invested funds in our investment portfolio.

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

On May 4, 2011, we announced the pricing of an underwritten registered offering of 7,021,277 shares of our common stock at a price of $4.70 per share for gross proceeds of approximately $33 million. Total net proceeds from this offering were approximately $30.8 million, net of underwriting discounts and offering expenses of approximately $2.2 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-171517) that was previously filed and declared effective by the SEC on January 28, 2011.

In April 2011, we received a non-refundable milestone payment of $5.0 million from JT and Torii.

As of March 31, 2011, we had $23.1 million in cash, cash equivalents and investment securities, a decrease of $5.4 million from December 31, 2010. We currently anticipate that our cash, cash equivalents and investment securities as of March 31, 2011, the May 2011 offering, and the $5.0 million milestone payment received from JT/Torii in April 2011 are sufficient to fund our anticipated operating cash requirements for over 24 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Subsequent to the May 2011 offering, we currently have two shelf registration statements on Form S-3, filed and declared effective by the SEC, providing for the offering of up to approximately $79 million of common stock and warrants.

•
On August 28, 2009, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-161607) and declared effective by the SEC on September 23, 2009. The registration statement provided for the offering of up to $40 million of our common stock and warrants. Subsequent to the registered direct offering completed on September 30, 2009, there remains approximately $12 million of our common stock and warrants available for sale under the shelf registration statement.

•
On January 3, 2011, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-171517) that was declared effective by the SEC on January 28, 2011, providing for the offering of up to $100 million of our common stock and warrants to purchase our common stock. Subsequent to the registered offering in May 2011, there remains approximately $67 million of our common stock and warrants available for sale under the shelf registration statement.

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

Cash used in operating activities for the three months ended March 31, 2011 was $5.4 million, as compared to $3.6 million for the three months ended March 31, 2010. This increase in cash used in operating activities was due primarily to increased expenditures associated with our Phase 3 clinical programs for KRX-0401 and Zerenex.

For the three months ended March 31, 2011, net cash used in investing activities of $0.1 million was primarily the result of the investment in held-to-maturity short-term securities, partially offset by maturities of held-to-maturity short-term securities.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounting Related to Goodwill. As of March 31, 2011, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

Impairment of Investment Securities. In May 2010, we sold our one remaining auction rate security investment for $1.6 million, representing a loss of $82,000. Auction rate securities were recorded at their fair value and were classified as long-term investments. In prior quarters, we assessed the fair value of our auction rate securities portfolio. As a result of this valuation process, as described below, we reported an other comprehensive loss of $180,000 in the three months ended March 31, 2010, for a reduction of a temporary unrealized gain related to the estimated fair value of our last auction rate security, and recorded an impairment charge of $32,000 in the three months ended March 31, 2010, for an other-than-temporary decline in the value of our last auction rate security, which was included in interest and other income, net.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of March 31, 2011, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including money market funds and bank deposits. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.

In October 2009, we filed a statement of claim with the Financial Institution Regulatory Authority, or FINRA, to commence an arbitration proceeding against an SEC registered broker-dealer. In this arbitration proceeding, we seek damages arising from that broker-dealer’s recommendations and purchases of auction rate securities for our cash management account. The claim will be determined by a panel of three FINRA arbitrators. In January 2010, the broker-dealer filed an answer to the statement of claim and denied liability. The arbitration panel has been selected and the parties are in the process of exchanging documents relevant to the claims. A hearing has been scheduled for October 2011 concerning our claims against the broker-dealer.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2011, we had an accumulated deficit of $348.2 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

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

In December 2009, we initiated a Phase 3 clinical trial for KRX-0401 (perifosine) in relapsed / refractory multiple myeloma patients pursuant to a SPA with the FDA. In April 2010, we initiated a Phase 3 clinical trial for KRX-0401 (perifosine) in patients with refractory advanced colorectal cancer also pursuant to a SPA with the FDA. In May 2010 and in September 2010, we initiated two Phase 3 clinical trials for Zerenex (ferric citrate) as a treatment of hyperphosphatemia in patients with end-stage renal disease pursuant to a SPA with the FDA. Many companies which have been granted SPAs and/or the right to utilize Fast Track or accelerated approvals have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision. Even though our product candidate, KRX-0401, is designated for “fast track” in the indications of metastatic colorectal cancer and relapsed/refractory multiple myeloma, we cannot assure you that we will receive “priority review” status. Even with “fast track” or “priority review” status, such designations do not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures.

In May 2011, we announced positive Scientific Advice from the European Medicines Agency, or EMA, for the development of Zerenex for the management and control of serum phosphorus in ESRD patients undergoing dialysis, and in pre-dialysis chronic kidney disease, or CKD, patients. The Scientific Advice from the EMA indicates that our current Phase 3 program in the U.S., if successful, in conjunction with safety data generated from other clinical studies with Zerenex, is considered sufficient to support a European marketing authorization application, or MAA, to the EMA for the indication in ESRD patients on dialysis. As a result, we believe that we will not need to conduct any additional clinical trials with Zerenex in order to obtain European approval in the dialysis setting. The Scientific Advice also provided us with a regulatory path forward in the pre-dialysis CKD setting in Europe. Scientific Advice is legally non-binding and is based on the current scientific knowledge, which may be subject to future changes. Many companies which have been provided with Scientific Advice by the EMA have ultimately failed to obtain a MAA for their drugs. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, the Scientific Advice does not guarantee approval. The EMA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision.

Additionally, we have never filed a NDA, or similar application for approval in the U.S., or in any country, which may result in a delay in, or the rejection of, our filing of an NDA or similar application. During the drug development process, regulatory agencies will typically ask questions of drug sponsors. While we endeavor to answer all such questions in a timely fashion, or in the NDA filing, some questions may remain unanswered by the time we file our NDA. Unless the FDA, or similar regulatory authority in other countries, opts not to pursue these questions, submission of a NDA may be delayed or rejected.

Pre-clinical testing and clinical development are long, expensive and uncertain processes. If our drug candidates do not receive the necessary regulatory approvals, we will be unable to commercialize our drug candidates.

We have not received, and may never receive, regulatory approval for the commercial sale of any of our drug candidates. We will need to conduct significant additional research and human testing before we can apply for product approval with the FDA or with regulatory authorities of other countries. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product. It requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. The FDA, or regulatory authority of another country as applicable, may pose additional questions or request further clinical substantiation. It may take us many years to complete the testing of our drug candidates and failure can occur at any stage of this process. Negative or inconclusive results or medical events during a pre-clinical or clinical trial could cause us to delay or terminate our development efforts. Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies.

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

We may not be able to replicate in our Phase 3 clinical program for Zerenex, the efficacy and safety results for Zerenex observed in the previous Phase 3 and Phase 2 clinical trials and the Open-Label Extension, or OLE, clinical trial. The positive effects of Zerenex on intravenous iron and erythropoiesis-stimulating agent, or ESA, use observed in the OLE clinical trial may not be reproducible. Further, any negative effects of the potential absorption and/or accumulation of ferric (iron) or citrate would significantly limit the likelihood of obtaining regulatory approval for Zerenex. In addition, we may not be able to replicate in the Phase 3 trials for KRX-0401, the efficacy and safety results for KRX-0401 observed in previous clinical trials. In addition, we will need to re-input our safety information on KRX-0401 into a database compliant with Good Clinical Practice. We can provide no assurance that safety concerns will not subsequently arise.

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

Clinical trials have a high risk of failure. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving what appeared to be promising results in earlier trials. If we experience delays in the testing or approval process or if we need to perform more or larger clinical trials than originally planned, our financial results and the commercial prospects for our drug candidates may be materially impaired. In addition, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval in the U.S. and abroad. Accordingly, we may encounter unforeseen problems and delays in the approval process. Although we engage, from time to time, clinical research organizations with experience in conducting regulatory trials, errors in the conduct, monitoring and/or auditing could potentially invalidate the results.

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

Our ability to conduct clinical trials and commercialize our product candidates will depend on the ability of such third parties to manufacture our products on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices, or cGMP, and other regulatory requirements, including requirements from federal and state environmental and safety regulatory agencies. Prior to approval, we will need to conduct validation studies that the FDA must review and approve. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. Contract manufacturers often encounter difficulties in scaling up production, including problems involving raw material supplies, production yields, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, compliance with FDA and foreign regulations, production costs and development of advanced manufacturing techniques and process controls. These risks become more acute as we scale up for commercial quantities, where a reliable source of raw material supplies becomes critical to commercial success. For example, given the large quantity of materials required for ferric citrate production, as we approach commercialization for Zerenex we will need to ensure an adequate supply of starting materials that meet quality, quantity and cost standards. Failure to achieve this level of supply can jeopardize the successful commercialization of the product. Moreover, issues that may arise in our current transition to a commercial batch manufacturer for Zerenex can lead to delays in our planned clinical trials and development timelines, and could affect our ability to complete our clinical trials on a cost-effective or timely basis, if at all.

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

The drugs that we are attempting to develop will have to compete with existing therapies. For example, KRX-0401 (perifosine), if approved in the U.S. would compete with other anti-cancer agents, such as mTOR inhibitors. Pfizer Inc., Novartis AG and Ariad Pharmaceuticals are developing mTOR inhibitors for use in cancer and Pfizer’s mTOR inhibitor, temsirolimus, and Novartis’ mTOR inhibitor, everolimus, have been approved to treat patients with advanced kidney disease. Biotechnology companies such as Amgen Inc., Biogen-Idec, Inc., ImClone Systems, Inc. (a wholly-owned subsidiary of Eli Lilly and Company), Merck & Co., Inc., Millennium Pharmaceuticals, Inc. (a wholly-owned subsidiary of Takeda Pharmaceutical Company), Novartis AG, Onyx Pharmaceuticals, Inc. and OSI Pharmaceuticals, Inc. are developing and, in some cases, marketing drugs to treat various diseases, including cancer, by inhibiting cell-signaling pathways. In addition, we are aware of a number of small and large companies developing competitive products that target Akt and the PI3K pathway. Zerenex, if approved in the U.S., would compete with other FDA approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi-Aventis), PhosLo® (calcium acetate), marketed by Fresenius Medical Care, and Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. A generic formulation of PhosLo® manufactured by Roxane Laboratories, Inc. was launched in the U.S. in October 2008. In addition, upon the expiration of their core patents (expected in the U.S. in 2014), generic formulations of Renagel® and Renvela® may be launched, which could have a material effect on the pricing of phosphate binders.

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

As of May 4, 2011, we had 25 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Bentsur, such agreement does not prevent him from terminating his employment with us.

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

The use of our drug candidates in clinical trials, and the future sale of any approved drug candidates and new technologies, exposes us to liability claims. Although we are not aware of any historical or anticipated product liability claims against us, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to cease clinical trials of our drug candidates or limit commercialization of any approved products.

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

In connection with the clinical trial management and site recruitment services we previously provided, we may be exposed to liability that could have a material adverse effect on our financial condition and results of operations.

The Online Collaborative Oncology Group, Inc., or OCOG, a subsidiary we acquired through our acquisition of ACCESS Oncology, Inc. in 2004, previously provided clinical trial management and site recruitment services to us as well as other biotechnology and pharmaceutical companies. OCOG has not entered into a new third-party service contract since 2005 and does not plan to enter into any further service contracts. In conducting the activities of OCOG, any failure on our part to comply with applicable governmental regulations or contractual obligations could expose us to liability to our clients and could have a material adverse effect on us. We also could be held liable for errors or omissions in connection with the services we performed. In addition, the wrongful or erroneous delivery of health care information or services may expose us to liability. If we were required to pay damages or bear the costs of defending any such claims, the losses could be material.

Our corporate compliance efforts cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. We are a relatively small company with 25 full and part-time employees as of May 4, 2011. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our cash, cash equivalents and investment securities may not be adequate to finance our operating cash requirements for the length of time that we have estimated.

We currently anticipate that our cash, cash equivalents and investment securities as of March 31, 2011, the May 2011 offering, and the $5.0 million milestone payment received from JT/Torii in April 2011 are sufficient to fund our anticipated operating cash requirements for over 24 months. Our forecast of the period of time through which our cash, cash equivalents and investment securities will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

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

In addition to patent protection, we may utilize orphan drug regulations or other provisions of the FDCA to provide market exclusivity for certain of our drug candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S., or, diseases that affect more than 200,000 individuals in the U.S. but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. In September 2009, we announced that KRX-0401 (perifosine) has received Orphan-Drug designation from the FDA for the treatment of multiple myeloma, and in July 2010, we announced that KRX-0401 has received Orphan-Drug designation from the FDA for the treatment of neuroblastoma. We believe that KRX-0401 may be eligible for additional orphan-drug designations; however, we cannot assure you that KRX-0401, or any other drug candidates we may acquire or in-license, will obtain such orphan-drug designations. Additionally, upon FDA approval, we believe that perifosine would qualify as a New Chemical Entity, which provides for five years of exclusivity following approval, however; we cannot assure you that perifosine will qualify and gain the additional exclusivity period.

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

We currently have two shelf registration statements on Form S-3, filed and declared effective by the SEC, providing for the offering of up to approximately $79 million of common stock and warrants.

•
On August 28, 2009, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-161607) and declared effective by the SEC on September 23, 2009. The registration statement provided for the offering of up to $40 million of our common stock and warrants. Subsequent to the registered direct offering completed on September 30, 2009, there remains approximately $12 million of our common stock and warrants available for sale under the shelf registration statement.

•
On January 3, 2011, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-171517) that was declared effective by the SEC on January 28, 2011, providing for the offering of up to $100 million of our common stock and warrants to purchase our common stock. Subsequent to the registered offering in May 2011, there remains approximately $67 million of our common stock and warrants available for sale under the shelf registration statement.

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

Our stockholders would also experience dilution if we are required to issue up to 2,872,422 shares of our common stock to former stockholders of ACCESS Oncology, Inc. upon the achievement of certain development and sales milestones related to KRX-0401.

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

Provisions in our amended and restated certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or control us. These factors could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Our amended and restated certificate of incorporation allows us to issue preferred stock without the approval of our stockholders. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of such holders. In certain circumstances, such issuance could have the effect of decreasing the market price of our common stock. Our amended and restated bylaws eliminate the right of stockholders to call a special meeting of stockholders, which could make it more difficult for stockholders to effect certain corporate actions. Any of these provisions could also have the effect of delaying or preventing a change in control.

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

10.1	Amendment to License and Cooperation Agreement for Perifosine by and among the Company and AEterna Zentaris GmbH dated April 12, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: May 9, 2011	By:	/s/ James F. Oliviero
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.1	Amendment to License and Cooperation Agreement for Perifosine by and among the Company and AEterna Zentaris GmbH dated April 12, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011.