Form 10-Q
period 2011-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2011-08-08
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☒

There were 69,703,587 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 1, 2011.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

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

•
expectations for the pre-clinical and clinical development, manufacturing, regulatory approval, and commercialization of KRX-0401 (perifosine) and ZerenexTM (ferric citrate) or any other products we may acquire or in-license;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.
Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010

(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,209	$28,412
Short-term investment securities	9,316	100
Interest receivable	7	—
Other current assets	368	200
Total current assets	52,900	28,712

Property, plant and equipment, net	70	57
Goodwill	3,208	3,208
Other assets, net	209	137
Total assets	$56,387	$32,114

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,239	$5,367
Accrued compensation and related liabilities	353	669
Deferred revenue	156	156
Total current liabilities	6,748	6,192

Contingent equity rights	2,639	2,639
Other liabilities	12	35
Total liabilities	9,399	8,866
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (95,000,000 shares authorized, 69,771,035 and 61,521,483 shares issued, 69,691,087 and 61,441,535 shares outstanding at June 30, 2011 and December 31, 2010, respectively)	70	62
Additional paid-in capital	398,540	365,307
Treasury stock, at cost, 79,948 shares at June 30, 2011 and December 31, 2010, respectively	(357)	(357)
Accumulated deficit	(351,265)	(341,764)
Total stockholders’ equity	46,988	23,248
Total liabilities and stockholders’ equity	$56,387	$32,114

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Operations
for the three months and six months ended June 30, 2011 and 2010 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

License revenue	$5,000	$—	$5,000	$—

Operating expenses:
Research and development:
Non-cash compensation	205	434	464	676
Other research and development	6,295	3,129	10,913	5,683
Total research and development	6,500	3,563	11,377	6,359

General and administrative:
Non-cash compensation	314	261	628	668
Other general and administrative	1,404	1,356	2,688	2,254
Total general and administrative	1,718	1,617	3,316	2,922

Total operating expenses	8,218	5,180	14,693	9,281

Operating loss	(3,218)	(5,180)	(9,693)	(9,281)

Interest and other income, net	122	26	192	112
Loss before income taxes	(3,096)	(5,154)	(9,501)	(9,169)

Income taxes	—	—	—	—
Net loss	$(3,096)	$(5,154)	$(9,501)	$(9,169)

Basic and diluted net loss per common share	$(0.05)	$(0.09)	$(0.15)	$(0.16)

Weighted average shares used in computing basic and diluted net loss per common share	66,286,615	58,426,995	63,931,209	57,658,247

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statement of Stockholders’ Equity
for the six months ended June 30, 2011 (Unaudited)

(in thousands, except share amounts)

				Additional
	Common stock			paid-in	Treasury stock		Accumulated
	Shares	Amount		Capital	Shares	Amount	deficit	Total
Balance at December 31, 2010	61,521,483	$62		$365,307	79,948	$(357)	$(341,764)	$23,248
Changes during the period:
Issuance of common stock in public offering (net of offering costs of $2,191)	7,021,277	7		30,802	—	—	—	30,809
Issuance of restricted stock	206,450	—	*	—	—	—	—	—	*
Forfeiture of restricted stock	(9,325)	(—	)*	—	—	—	—	(—	)*
Issuance of common stock in connection with the exercise of options	1,031,150	1		1,339	—	—	—	1,340
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		1,092	—	—	—	1,092
Net loss	—	—		—	—	—	(9,501)	(9,501)
Balance at June 30, 2011	69,771,035	$70		$398,540	79,948	$(357)	$(351,265)	$46,988

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows
for the six months ended June 30, 2011 and 2010 (Unaudited)

(in thousands)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(9,501)	$(9,169)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock compensation expense	1,092	1,344
Depreciation and amortization	21	33
Loss on sale of available-for-sale securities	—	82
Impairment of investment securities	—	32
Changes in assets and liabilities:
(Increase) decrease in other current assets	(168)	297
(Increase) decrease in accrued interest receivable	(7)	65
Increase in security deposits	(51)	—
(Increase) decrease in other assets	(21)	2
Increase in accounts payable and accrued expenses	872	833
Decrease in accrued compensation and related liabilities	(316)	(492)
Decrease in other liabilities	(23)	(34)
Net cash used in operating activities	(8,102)	(7,007)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(34)	(6)
Investment in held-to-maturity short-term securities	(9,540)	(14,246)
Proceeds from maturity of held-to-maturity short-term securities	324	21,730
Proceeds from sale of available-for-sale long-term securities	—	1,620
Net cash (used in) provided by investing activities	(9,250)	9,098

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from public offering, net	30,809	—
Proceeds from exercise of warrants from public offering, net	—	1,618
Proceeds from exercise of options	1,340	1,543
Net cash provided by financing activities	32,149	3,161

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,797	5,252

Cash and cash equivalents at beginning of period	28,412	16,386

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,209	$21,638

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Notes to Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

NOTE 1 - GENERAL

Basis of Presentation

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of cancer and renal disease. Most of our biopharmaceutical development and substantially all of our administrative operations during the three and six months ended June 30, 2011 and 2010 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Except for in 2009, we have incurred substantial operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2011, we have an accumulated deficit of $351.3 million.

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

We currently anticipate that our cash, cash equivalents and investment securities as of June 30, 2011 are sufficient to fund our anticipated operating cash requirements for approximately 24 months from June 30, 2011. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “KERX.”

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220).” This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for us means January 1, 2012. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

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

The following table summarizes our investment securities at June 30, 2011, and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010

Short-term investments:
Obligations of domestic governmental agencies (mature between December 2011 and April 2012) (held-to-maturity)	$9,116	$-
Bank deposit (matures August 2011) (held-to-maturity)	200	100
Total short-term investment securities	$9,316	$100

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

Income Taxes

As of June 30, 2011, we have U.S. net operating loss carryforwards of approximately $310.0 million which expire from 2019 through 2031. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. Due to our historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants outstanding as of June 30, 2011 and 2010, which are not included in the computation of net loss per share amounts, were 7,188,628 and 10,026,616, respectively.

Comprehensive Loss

Comprehensive loss is composed of net loss and other comprehensive loss. Other comprehensive loss for the six months ended June 30, 2010, is comprised of a reduction of unrealized gains on our available-for-sale long-term investment securities that are excluded from net loss and reported separately in stockholders’ equity. Comprehensive loss and its components are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010

Net loss – as reported	$(3,096)	$(5,154)	$(9,501)	$(9,169)
Other comprehensive loss:
Reduction of unrealized gain on available-for-sale long-term investment securities	—	—	—	(180)
Comprehensive loss	$(3,096)	$(5,154)	$(9,501)	$(9,349)

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

In May 2010, we sold our one remaining auction rate security investment for $1.6 million, representing a loss of $82,000. Auction rate securities were recorded at their fair value and classified as long-term investments. In prior quarters, we assessed the fair value of our auction rate securities portfolio. As a result of this valuation process, as described below, we reported an other comprehensive loss of $180,000 in the six months ended June 30, 2010, for a reduction of a temporary unrealized gain related to the estimated fair value of our last auction rate security, and reported an other-than-temporary impairment charge and a realized loss in interest and other income, net, as per the following table.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Impairment of investment security	$—	$—	$—	$32
Net realized loss	—	82	—	82
	$—	$82	$—	$114

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

The following table provides the fair value measurements of applicable financial assets as of June 30, 2011:

	Financial assets at fair value as of June 30, 2011
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$24,701	$—	$—
Obligations of domestic governmental agencies (held-to-maturity) (2)	9,116	—	—
Bank deposits (held-to-maturity)	200	—	—
Total	$34,017	$—	$—

(1)	Included in cash and cash equivalents on our consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Amortized cost approximates fair value.

NOTE 3 – STOCKHOLDERS' EQUITY

Common Stock

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

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 1,011,681 shares at June 30, 2011.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2011:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2010	7,638,403	$7.05	3.2	$12,422,037
Granted	682,350	4.55	4.0
Exercised	(1,031,150)	1.30		$3,945,193
Forfeited	(82,975)	4.24
Expired	(18,000)	7.87
Outstanding at June 30, 2011	7,188,628	$7.66	3.7	$9,590,201
Vested and expected to vest at June 30, 2011	7,141,790	$7.69	3.7	$9,529,158
Exercisable at June 30, 2011	5,737,741	$8.40	2.5	$7,768,012

Upon the exercise of stock options, we issue new shares of our common stock. As of June 30, 2011, 235,000 options issued to employees and 50,000 options issued to consultants are unvested, milestone-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. The time-vesting restricted stock grants vest primarily over a period of three to four years. The following table summarizes restricted share activity for the six months ended June 30, 2011:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value

Outstanding at December 31, 2010	1,400,694	$1.63	$6,415,179
Granted	206,450	4.49
Vested	(865,434)	1.14	$4,284,246
Forfeited	(9,325)	4.58
Outstanding at June 30, 2011	732,385	$2.98	$3,464,181

On September 14, 2009, we entered in an employment agreement with Ron Bentsur, our Chief Executive Officer. The agreement terminates on May 20, 2012, provided, however, that Mr. Bentsur’s opportunity to earn the milestone awards described below will be effective until May 20, 2014, subject to certain early termination events. As of June 30, 2011, Mr. Bentsur has been granted a total of 350,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In addition, as of June 30, 2011, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

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

Stock-Based Compensation

We incurred $519,000 and $695,000 of non-cash compensation expense related to equity incentive grants during the three months ended June 30, 2011 and 2010, respectively, and $1,092,000 and $1,344,000 during the six months ended June 30, 2011 and 2010, respectively. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Risk-free interest rates	1.1%	1.8%	1.4%	1.9%
Dividend yield	—	—	—	—
Volatility	113.2%	126.5%	115.1%	127.9%
Weighted-average expected term	4.0 years	4.0 years	4.0 years	4.0 years

The weighted average grant date fair value of options granted for the three months ended June 30, 2011 and 2010 was $3.28 and $3.39 per option, respectively, and for the six months ended June 30, 2011 and 2010 was $3.45 and $2.72 per option. We used historical information to estimate forfeitures within the valuation model. As of June 30, 2011, there was $2.6 million and $1.9 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.4 years and 2.1 years, respectively. These amounts do not include, as of June 30, 2011, 285,000 options outstanding which are milestone-based and vest upon certain corporate milestones, such as FDA approval of our drug candidates, market capitalization targets, and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs.

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

In April 2011, our Japanese partner for Zerenex (ferric citrate), JT and Torii, commenced a Phase 3 clinical program of ferric citrate in Japan. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $5.0 million in April 2011 for the achievement of the Phase 3 commencement milestone. As a result, we recorded license revenue of $5.0 million in accordance with our revenue recognition policy, which is included in the three and six months ended June 30, 2011. We may receive up to an additional $72.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, JT and Torii will make royalty payments to us on net sales of ferric citrate in Japan.

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

Segment information for the three and six month periods were as follows:

	Revenue
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010

Services	$—	$—	$—	$—
Products	5,000	—	5,000	—
Total	$5,000	$—	$5,000	$—

	Operating loss
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010

Services	$—	$—	$—	$—
Products	(3,218)	(5,180)	(9,693)	(9,281)
Total	$(3,218)	$(5,180)	$(9,693)	$(9,281)

A reconciliation of the totals reported for the operating segments to the consolidated loss is as follows:

	Net loss
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010

Operating loss of reportable segments	$(3,218)	$(5,180)	$(9,693)	$(9,281)
Interest and other income, net	122	26	192	112
Income taxes	—	—	—	—
Consolidated loss	$(3,096)	$(5,154)	$(9,501)	$(9,169)

	Assets (1)
(in thousands)	June 30, 2011	December 31, 2010

Services	$—	$—
Products	3,855	3,602
Total assets of reportable segments	3,855	3,602
Cash, cash equivalents, interest receivable and investment securities	52,532	28,512
Consolidated total assets	$56,387	$32,114

(1)	Assets for our reportable segments include fixed assets, goodwill, accounts receivable and prepaid expenses.

The carrying amount of goodwill by reportable segment as of June 30, 2011 and December 31, 2010 was as follows:

	Goodwill
(in thousands)	June 30, 2011	December 31, 2010

Services	$—	$—
Products	3,208	3,208
Total	$3,208	$3,208

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of cancer and renal disease. We are developing KRX-0401 (perifosine), a novel, potentially first-in-class, oral anti-cancer agent that inhibits Akt activation in the phosphoinositide 3-kinase, or PI3K, pathway, and also affects a number of other key signal transduction pathways, including the JNK pathway, all of which are pathways associated with programmed cell death, growth, differentiation and survival. KRX-0401 is currently in Phase 3 clinical development for both refractory advanced colorectal cancer and multiple myeloma, and in Phase 1 and Phase 2 clinical development for several other tumor types. Each of the KRX-0401 Phase 3 programs is being conducted under Special Protocol Assessment, or SPA, agreements with the Food and Drug Administration, or FDA, and with Fast-Track Designation.

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
Japan Phase 3 program ongoing by sublicensee (JT and Torii)

RECENT DEVELOPMENTS

KRX-0401 (perifosine)

On July 27, 2011, we announced the completion of patient enrollment in our Phase 3 registration trial of KRX-0401 (perifosine) for the treatment of refractory, advanced colorectal cancer. This Phase 3 trial, with over 430 randomized patients, is being conducted pursuant to an SPA with the FDA and with Fast-Track Designation. The Phase 3 trial, entitled the "X-PECT" (Xeloda® + Perifosine Evaluation in Colorectal cancer Treatment) trial, is a randomized (1:1), double-blind trial comparing the efficacy and safety of perifosine + capecitabine vs. placebo + capecitabine in over 430 patients with refractory advanced colorectal cancer. Patients must have failed available therapy including 5-fluorouracil (5-FU), oxaliplatin (Eloxatin®), irinotecan, bevacizumab (Avastin®) and, if KRAS wild-type, failed therapy with prior cetuximab (Erbitux®) and/or panitumumab (Vectibix®). The primary endpoint is overall survival, with secondary endpoints including overall response rate (complete + partial responses), progression-free survival and safety. Approximately 360 events of death will trigger the un-blinding of the study.

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

The Phase 3 short-term study was a multicenter, randomized, open-label trial with a two-week washout period, following which patients were randomized 1:1:1 to receive a fixed dose of Zerenex of either 1 gram, 6 grams or 8 grams per day for a treatment period of 28 days. Zerenex was administered using a 1 gram oral caplet formulation, and the fixed-dose arms of 1 gram, 6 grams and 8 grams per day represented 1, 6 and 8 pills per day, respectively. One hundred fifty-one dialysis patients were enrolled into the study. The Intent-to-Treat, or ITT, group included 146 patients, representing all patients who took at least one dose of Zerenex and provided a Baseline (at the end of washout) and at least one post-Baseline efficacy assessment. Efficacy assessments were taken weekly starting at Baseline and subsequently at days 7, 14, 21 and 28. The primary endpoint of the study was to determine whether there was a dose response in the change in serum phosphorus from Baseline to Day 28 in the ITT group, using a regression analysis to evaluate this objective.

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

In addition, a statistically significant dose response increase in serum bicarbonate was observed in the study, indicating the potential ability of Zerenex to address metabolic acidosis. Metabolic acidosis is a condition that occurs in many dialysis patients when the kidneys do not remove sufficient acid from the body, leading to low blood pH. The consequences of metabolic acidosis can be severe. The inability to manage metabolic acidosis is believed to be a drawback for some of the currently marketed phosphate binders.

Importantly, no clinically meaningful change in serum calcium was observed in the study. Additionally, a statistically significant dose response reduction in calcium-phosphorus product was also observed in the study. Elevated levels of serum calcium (hypercalcemia) and high levels of calcium-phosphorus product, both of which are believed to be drawbacks from the use of some of the currently marketed phosphate binders, increase the risk of soft tissue calcification and may contribute to the substantial morbidity and mortality seen in patients with ESRD.

Certain iron parameters, including ferritin and TSAT, were measured in the study. Modest upward trends in ferritin and TSAT levels were observed in the 6 grams/day and 8 grams/day dose groups, which further support our belief that Zerenex may have the potential to reduce the need for intravenous, or IV, iron supplements and/or erythropoiesis-stimulating agents, or ESAs, in dialysis patients. IV iron and ESA use is under evaluation in the ongoing Phase 3 long-term study.

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

Our ongoing clinical trials will be lengthy and expensive. Even if these trials show that our drug candidates are effective in treating certain diseases or conditions, there is no guarantee that we will be able to record commercial sales of any of our drug candidates in the near future. In addition, we expect losses to continue as we continue to fund in-licensing and development of new drug candidates. As we continue our development efforts, we may enter into additional third-party collaborative agreements and may incur additional expenses, such as licensing fees and milestone payments. In addition, we may need to establish the commercial infrastructure required to manufacture, market and sell our drug candidates following approval, if any, by the FDA or regulatory authorities of other countries, which would result in us incurring additional expenses. As a result, our quarterly results may fluctuate and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Three months ended June 30, 2011 and June 30, 2010

License Revenue. License revenue for the three months ended June 30, 2011 was $5.0 million due to the receipt and recognition of a non-refundable milestone payment in April 2011 from JT and Torii for the achievement of the Phase 3 commencement in Japan milestone. There was no license revenue for the three months ended June 30, 2010. We do not expect our license revenue to have a material impact on our financial results for the remainder of 2011.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants decreased by $229,000 to $205,000 for the three months ended June 30, 2011, as compared to $434,000 for the three months ended June 30, 2010. The decrease in non-cash compensation expense in the three months ended June 30, 2011, as compared to June 30, 2010, was primarily related to recording the fair value of equity awards granted to research and development personnel over the respective vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses increased by $3,166,000 to $6,295,000 for the three months ended June 30, 2011, as compared to $3,129,000 for the three months ended June 30, 2010. The increase in other research and development expenses was due primarily to a $1,528,000 increase in research and development expenses related to the two KRX-0401 Phase 3 clinical trials, as well as to a $1,686,000 increase in research and development expenses related to the Zerenex Phase 3 clinical program. We expect our other research and development costs to increase for the remainder of 2011 due to increased patient recruitment into our ongoing Phase 3 clinical programs for KRX-0401 and Zerenex.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $53,000 to $314,000 for the three months ended June 30, 2011, as compared to $261,000 for the three months ended June 30, 2010. The increase in non-cash compensation expense in the three months ended June 30, 2011, as compared to June 30, 2010, was primarily related to grants of equity awards to general and administrative personnel and directors and recording the related fair value of the awards over the respective vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $48,000 to $1,404,000 for the three months ended June 30, 2011, as compared to $1,356,000 for the three months ended June 30, 2010. The increase was due primarily to miscellaneous general and administrative expenses. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2011.

Interest and Other Income, Net. Interest and other income, net, increased by $96,000 to $122,000 for the three months ended June 30, 2011, as compared to $26,000 for the three months ended June 30, 2010. The increase was due primarily to the realized loss of $82,000 during the three months ended June 30, 2010 related to the sale in May 2010 of our last auction rate security investment.

Six months ended June 30, 2011 and June 30, 2010

License Revenue. License revenue for the six months ended June 30, 2011 was $5.0 million due to the receipt and recognition of a non-refundable milestone payment in April 2011 from JT and Torii for the achievement of the Phase 3 commencement in Japan milestone. There was no license revenue for the six months ended June 30, 2010. We do not expect our license revenue to have a material impact on our financial results for the remainder of 2011.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants decreased by $212,000 to $464,000 for the six months ended June 30, 2011, as compared to $676,000 for the six months ended June 30, 2010. The decrease in non-cash compensation expense in the six months ended June 30, 2011, as compared to June 30, 2010, was primarily related to recording the fair value of equity awards granted to research and development personnel over the respective vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses increased by $5,230,000 to $10,913,000 for the six months ended June 30, 2011, as compared to $5,683,000 for the six months ended June 30, 2010. The increase in other research and development expenses was due primarily to a $2,652,000 increase in research and development expenses related to the two KRX-0401 Phase 3 clinical trials, as well as to a $2,601,000 increase in research and development expenses related to the Zerenex Phase 3 clinical program. We expect our other research and development costs to increase for the remainder of 2011 due to increased patient recruitment into our ongoing Phase 3 clinical programs for KRX-0401 and Zerenex.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants decreased by $40,000 to $628,000 for the six months ended June 30, 2011, as compared to $668,000 for the six months ended June 30, 2010. The decrease in non-cash compensation expense in the six months ended June 30, 2011, as compared to June 30, 2010, was primarily related to grants of equity awards to general and administrative personnel and directors and recording the related fair value of the awards over the respective vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $434,000 to $2,688,000 for the six months ended June 30, 2011, as compared to $2,254,000 for the six months ended June 30, 2010. The increase was due primarily to miscellaneous general and administrative expenses, including patent filing and maintenance costs. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2011.

Interest and Other Income, Net. Interest and other income, net, increased by $80,000 to $192,000 for the six months ended June 30, 2011, as compared to $112,000 for the six months ended June 30, 2010. The increase was due primarily to the realized loss of $82,000 during the six months ended June 30, 2010 related to the sale in May 2010 of our last auction rate security investment.

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

As of June 30, 2011, we had $52.5 million in cash, cash equivalents, interest receivable, and investment securities, an increase of $24.0 million from December 31, 2010. We currently anticipate that our cash, cash equivalents and investment securities as of June 30, 2011 are sufficient to fund our anticipated operating cash requirements for approximately 24 months from June 30, 2011. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

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

Cash used in operating activities for the six months ended June 30, 2011 was $8.1 million, as compared to $7.0 million for the six months ended June 30, 2010. This increase in cash used in operating activities was due primarily to increased expenditures associated with our Phase 3 clinical programs for KRX-0401 and Zerenex, offset by the $5.0 million non-refundable milestone payment received from JT and Torii in April 2011.

For the six months ended June 30, 2011, net cash used in investing activities of $9.3 million was primarily the result of the investments in held-to-maturity short-term securities, partially offset by maturities of held-to-maturity short-term securities. For the six months ended June 30, 2011, net cash provided by financing activities of $32.1 million was related to net proceeds of $30.8 million received from the underwritten registered offering in May 2011 and $1.3 million in net proceeds from the exercise of stock options.

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

Accounting Related to Goodwill. As of June 30, 2011, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

Impairment of Investment Securities. In May 2010, we sold our one remaining auction rate security investment for $1.6 million, representing a loss of $82,000. Auction rate securities were recorded at their fair value and were classified as long-term investments. In prior quarters, we assessed the fair value of our auction rate securities portfolio. As a result of this valuation process, as described below, we reported an other comprehensive loss of $180,000 in the six months ended June 30, 2010, for a reduction of a temporary unrealized gain related to the estimated fair value of our last auction rate security, and recorded an impairment charge of $32,000 in the six months ended June 30, 2010, for an other-than-temporary decline in the value of our last auction rate security, which was included in interest and other income, net.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220).” This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for us means January 1, 2012. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of June 30, 2011, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including money market funds and bank deposits. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2011, we had an accumulated deficit of $351.3 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

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

Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates. They may also incur additional costs if enrollment is increased in order to achieve the desired number of events. If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials in a cost-effective or timely manner or at all. In addition, conducting multi-national studies adds another level of complexity and risk. We are subject to events affecting countries outside the U.S. Negative or inconclusive results from the clinical trials we conduct or unanticipated adverse medical events could cause us to have to repeat or terminate the clinical trials. We may also opt to change the delivery method, formulation or dosage which could affect efficacy results for the drug candidate. For example, we have limited clinical experience with our new one gram caplet formulation for Zerenex, and therefore, there is no assurance that this new formulation will be safe and efficacious when assessed in a large and/or long-term clinical trial setting. We used this one gram caplet formulation in our completed Phase 3 short-term study for Zerenex and are currently using it in our ongoing Phase 3 long-term study for Zerenex. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

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

In May 2011, we announced positive Scientific Advice from the European Medicines Agency, or EMA, for the development of Zerenex for the management and control of serum phosphorus in ESRD patients undergoing dialysis, and in pre-dialysis chronic kidney disease, or CKD, patients. The Scientific Advice from the EMA indicates that our current Phase 3 program in the U.S., if successful, in conjunction with safety data generated from other clinical studies with Zerenex, is considered sufficient to support a European marketing authorization application, or MAA, to the EMA for the indication in ESRD patients on dialysis. As a result, we believe that we will not need to conduct any additional clinical trials with Zerenex in order to obtain European approval in the dialysis setting. The Scientific Advice also provided us with a regulatory path forward in the pre-dialysis CKD setting in Europe. Scientific Advice is legally non-binding and is based on the current scientific knowledge, which may be subject to future changes. Many companies which have been provided with Scientific Advice by the EMA have ultimately failed to obtain approval of an MAA for their drugs. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, the Scientific Advice does not guarantee approval. The EMA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision.

Additionally, we have never filed a NDA, or similar application for approval in the U.S., or in any country, which may result in a delay in, or the rejection of, our filing of an NDA or similar application. During the drug development process, regulatory agencies will typically ask questions of drug sponsors. While we endeavor to answer all such questions in a timely fashion, or in the NDA filing, some questions may remain unanswered by the time we file our NDA, or may be difficult or impossible to answer to the satisfaction of the regulatory authorities. Unless the FDA, or similar regulatory authority in other countries, opts not to pursue these questions, submission of a NDA may be delayed or rejected.

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

We may not be able to replicate in our Phase 3 clinical program for Zerenex, the efficacy and safety results for Zerenex observed in the previous Phase 3 and Phase 2 clinical trials and the Open-Label Extension, or OLE, clinical trial. The positive effects of Zerenex on intravenous iron and erythropoiesis-stimulating agent, or ESA, use observed in the OLE clinical trial may not be reproducible. Further, any negative effects of the potential absorption and/or accumulation of ferric iron or citrate would significantly limit the likelihood of obtaining regulatory approval for Zerenex. In addition, we may not be able to replicate in the Phase 3 trials for KRX-0401, the efficacy and safety results for KRX-0401 observed in previous clinical trials. In addition, we will need to re-input our safety information on KRX-0401 into a database compliant with Good Clinical Practice. We can provide no assurance that safety concerns will not subsequently arise.

Independent Data Safety Monitoring Committees, or DSMCs, are monitoring the safety of our Phase 3 clinical trials for KRX-0401 (perifosine) and Zerenex (ferric citrate) and, in accordance with the protocols for the clinical trials, will periodically assess whether the Phase 3 trials should continue as planned. The DSMCs have the authority to recommend placing a trial on clinical hold, temporarily or permanently, or recommend termination of the clinical trial, based on an evaluation of safety and efficacy. The DSMCs are independent from us and we have no control or influence on their decisions. In accordance with the protocol, we expect the independent DSMC overseeing our Phase 3 trial in refractory advanced colorectal cancer to meet in the third quarter of 2011 to conduct an interim analysis of the clinical trial. We can provide no assurance that the DSMC will recommend that the clinical trial continue to completion.

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

We do not own any of our drug candidates. We have licensed the rights, patent or otherwise, to our drugs candidates from third parties. These license agreements require us to meet development milestones and impose development and commercialization due diligence requirements on us. In addition, under these agreements, we must pay royalties on sales of products resulting from licensed technologies and pay the patent filing, prosecution and maintenance costs related to the licenses. If we do not meet our obligations in a timely manner or if we otherwise breach the terms of our license agreements, our licensors could terminate the agreements, and we would lose the rights to our drug candidates. From time to time, we may have disagreements with our licensors or collaborators, or they and/or we may have disagreements with the original inventors, regarding the terms of our agreements or ownership of proprietary rights, which could lead to delays in the research, development and commercialization of our drug candidates, could require or result in litigation or arbitration, which would be time-consuming and expensive, or could lead to the termination of a license, or force us to negotiate a revised or new license agreement on terms less favorable than the original.

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

Our ability to conduct clinical trials and commercialize our product candidates will depend on the ability of such third parties to manufacture our products on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices, or cGMP, and other regulatory requirements, including requirements from federal and state environmental and safety regulatory agencies. Prior to approval, we will need to conduct validation studies that the FDA must review and approve. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. Contract manufacturers often encounter difficulties in scaling up production, including problems involving raw material supplies, production yields, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, compliance with FDA and foreign regulations, production costs and development of advanced manufacturing techniques and process controls. Any of these difficulties, if they occur, and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for any of our drug candidates. These risks become more acute as we scale up for commercial quantities, where a reliable source of raw material supplies becomes critical to commercial success. For example, given the large quantity of materials required for ferric citrate production, as we approach commercialization for Zerenex we will need to ensure an adequate supply of starting materials that meet quality, quantity and cost standards. Failure to achieve this level of supply can jeopardize the successful commercialization of the product. Moreover, issues that may arise in our current transition to a commercial batch manufacturer for Zerenex can lead to delays in our planned clinical trials and development timelines, and could affect our ability to complete our clinical trials on a cost-effective or timely basis, if at all.

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

In the course of product development, we engage CROs to conduct and manage clinical studies and to assist us in guiding our products through the FDA review and approval process. If the CROs fail to perform their obligations under our agreements with them or fail to perform clinical trials in a satisfactory manner, we may face significant delays in completing our clinical trials, as well as commercialization of one or more drug candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials and the market approval of drug candidates.

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

Even if our products are approved for sale, they may not be commercially successful in the marketplace. Market acceptance of our drug products will depend on a number of factors, including:

●
perceptions by members of the health care community, including physicians, of the safety and efficacy of our product candidates, including, but not limited to, the perception of the long-term effects of the potential absorption and/or accumulation of ferric iron or citrate resulting from the use of Zerenex;

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

As of August 1, 2011, we had 28 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Bentsur, such agreement does not prevent him from terminating his employment with us.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. We are a relatively small company with 28 full and part-time employees as of August 1, 2011. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our cash, cash equivalents and investment securities may not be adequate to finance our operating cash requirements for the length of time that we have estimated.

We currently anticipate that our cash, cash equivalents and investment securities as of June 30, 2011 are sufficient to fund our anticipated operating cash requirements for approximately 24 months from June 30, 2011. Our forecast of the period of time through which our cash, cash equivalents and investment securities will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

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

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

●	developments concerning our drug candidates, including safety and efficacy results from clinical trials;

●	announcements of technological innovations by us or our competitors;

●	introductions or announcements of new products by us or our competitors;

●	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	changes in financial estimates by securities analysts;

●	actual or anticipated variations in quarterly operating results;

●	expiration or termination of licenses, research contracts or other collaboration agreements;

●	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

●	changes in the market valuations of similar companies; and

●	additions or departures of key personnel.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: August 8, 2011	By:	/s/ James F. Oliviero
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011.