Form 10-Q
period 2011-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2011-11-04
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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
Yes ☐ No ☒

There were 71,022,951 shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2011.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.
Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010

(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$37,834	$28,412
Short-term investment securities	9,263	100
Interest receivable	64	—
Other current assets	804	200
Total current assets	47,965	28,712

Property, plant and equipment, net	72	57
Goodwill	3,208	3,208
Other assets, net	209	137
Total assets	$51,454	$32,114

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,262	$5,367
Accrued compensation and related liabilities	503	669
Deferred revenue	156	156
Total current liabilities	9,921	6,192

Contingent equity rights	2,639	2,639
Other liabilities	—	35
Total liabilities	12,560	8,866
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (95,000,000 shares authorized, 71,102,899 and 61,521,483 shares issued, 71,022,951 and 61,441,535 shares outstanding at September 30, 2011 and December 31, 2010, respectively)	71	62
Additional paid-in capital	400,692	365,307
Treasury stock, at cost, 79,948 shares at September 30, 2011 and December 31, 2010, respectively	(357)	(357)
Accumulated deficit	(361,512)	(341,764)
Total stockholders’ equity	38,894	23,248
Total liabilities and stockholders’ equity	$51,454	$32,114

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Operations
for the three months and nine months ended September 30, 2011 and 2010 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

License revenue	$—	$—	$5,000	$—

Operating expenses:
Research and development:
Non-cash compensation	152	322	616	998
Other research and development	8,620	3,901	19,533	9,584
Total research and development	8,772	4,223	20,149	10,582

General and administrative:
Non-cash compensation	320	291	948	959
Other general and administrative	1,263	1,419	3,951	3,673
Total general and administrative	1,583	1,710	4,899	4,632

Total operating expenses	10,355	5,933	25,048	15,214

Operating loss	(10,355)	(5,933)	(20,048)	(15,214)

Interest and other income, net	108	85	300	197
Loss before income taxes	(10,247)	(5,848)	(19,748)	(15,017)

Income taxes	—	—	—	—
Net loss	$(10,247)	$(5,848)	$(19,748)	$(15,017)

Basic and diluted net loss per common share	$(0.15)	$(0.10)	$(0.30)	$(0.26)

Weighted average shares used in computing basic and diluted net loss per common share	70,483,909	59,324,661	66,139,443	58,219,823

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statement of Stockholders’ Equity
for the nine months ended September 30, 2011 (Unaudited)

(in thousands, except share amounts)

				Additional
	Common stock			paid-in	Treasury stock		Accumulated
	Shares	Amount		Capital	Shares	Amount	deficit	Total
Balance at December 31, 2010	61,521,483	$62		$365,307	79,948	$(357)	$(341,764)	$23,248
Changes during the period:
Issuance of common stock in public offering (net of offering costs of $2,266)	7,021,277	7		30,727	—	—	—	30,734
Issuance of restricted stock	206,450	—	*	—	—	—	—	—	*
Forfeiture of restricted stock	(28,338)	(—	)*	—	—	—	—	(—	)*
Issuance of common stock in connection with the exercise of options	2,382,027	2		3,094	—	—	—	3,096
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		1,564	—	—	—	1,564
Net loss	—	—		—	—	—	(19,748)	(19,748)
Balance at September 30, 2011	71,102,899	$71		$400,692	79,948	$(357)	$(361,512)	$38,894

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows
for the nine months ended September 30, 2011 and 2010 (Unaudited)

(in thousands)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(19,748)	$(15,017)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock compensation expense	1,564	1,957
Depreciation and amortization	33	48
Loss on sale of available-for-sale securities	—	82
Impairment of investment securities	—	32
Changes in assets and liabilities:
(Increase) decrease in other current assets	(604)	1,177
(Increase) decrease in accrued interest receivable	(64)	35
Increase in security deposits	(51)	—
(Increase) decrease in other assets	(21)	7
Increase in accounts payable and accrued expenses	3,895	2,027
Decrease in accrued compensation and related liabilities	(166)	(322)
Decrease in other liabilities	(35)	(50)
Net cash used in operating activities	(15,197)	(10,024)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(48)	(18)
Investment in held-to-maturity short-term securities	(9,740)	(18,366)
Proceeds from maturity of held-to-maturity short-term securities	577	26,792
Proceeds from sale of available-for-sale long-term securities	—	1,620
Net cash (used in) provided by investing activities	(9,211)	10,028

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from public offering, net	30,734	—
Proceeds from exercise of warrants from public offering, net	—	7,306
Proceeds from exercise of options	3,096	1,543
Net cash provided by financing activities	33,830	8,849

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,422	8,853

Cash and cash equivalents at beginning of period	28,412	16,386

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,834	$25,239

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Notes to Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

NOTE 1 - GENERAL

Basis of Presentation

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of cancer and renal disease. Most of our biopharmaceutical development and substantially all of our administrative operations during the three and nine months ended September 30, 2011 and 2010 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Except for in 2009, we have incurred substantial operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2011, we have an accumulated deficit of $361.5 million.

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

We currently anticipate that our cash, cash equivalents and investment securities as of September 30, 2011 are sufficient to fund our anticipated operating cash requirements for approximately 18 to 20 months from September 30, 2011. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “KERX.”

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-08, “Intangibles — Goodwill and Other,” (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us means January 1, 2012. We do not expect that the adoption of ASU 2011-08 will have an impact upon our financial position and results of operations.

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

The following table summarizes our investment securities at September 30, 2011, and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010

Short-term investments:
Obligations of domestic governmental agencies (mature between December 2011 and April 2012) (held-to-maturity)	$9,063	$-
Bank deposit (matures November 2011) (held-to-maturity)	200	100
Total short-term investment securities	$9,263	$100

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

Income Taxes

As of September 30, 2011, we have U.S. net operating loss carryforwards of approximately $320.5 million which expire from 2019 through 2031. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. Due to our historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants outstanding as of September 30, 2011 and 2010, which are not included in the computation of net loss per share amounts, were 3,528,751 and 7,888,616, respectively.

Comprehensive Loss

Comprehensive loss is composed of net loss and other comprehensive loss. Other comprehensive loss for the nine months ended September 30, 2010, is comprised of a reduction of unrealized gains on our available-for-sale long-term investment securities that are excluded from net loss and reported separately in stockholders’ equity. Comprehensive loss and its components are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010

Net loss – as reported	$(10,247)	$(5,848)	$(19,748)	$(15,017)
Other comprehensive loss:
Reduction of unrealized gain on available-for-sale long-term investment securities	—	—	—	(180)
Comprehensive loss	$(10,247)	$(5,848)	$(19,748)	$(15,197)

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Impairment of investment security	$—	$—	$—	$32
Net realized loss	—	—	—	82
	$—	$—	$—	$114

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

The following table provides the fair value measurements of applicable financial assets as of September 30, 2011:

	Financial assets at fair value as of September 30, 2011
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$19,722	$—	$—
Obligations of domestic governmental agencies (held-to-maturity) (2)	9,063	—	—
Bank deposits (held-to-maturity)	200	—	—
Total	$28,985	$—	$—

(1)	Included in cash and cash equivalents on our consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Amortized cost approximates fair value.

NOTE 3 – STOCKHOLDERS' EQUITY

Common Stock

On May 4, 2011, we announced the pricing of an underwritten registered offering of 7,021,277 shares of our common stock at a price of $4.70 per share for gross proceeds of approximately $33 million. Net proceeds from this offering were approximately $30.7 million, net of underwriting discounts and offering expenses of approximately $2.3 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-171517) that was previously filed and declared effective by the SEC on January 28, 2011.

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

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 3,339,694 shares at September 30, 2011.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2011:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2010	7,638,403	$7.05	3.2	$12,422,037
Granted	687,350	4.54	10.0
Exercised	(2,382,027)	1.30		$6,604,300
Forfeited	(98,600)	4.32
Expired	(2,316,375)	13.27
Outstanding at September 30, 2011	3,528,751	$6.43	7.1	$2,680,331
Vested and expected to vest at September 30, 2011	3,484,171	$6.45	7.1	$2,651,830
Exercisable at September 30, 2011	2,146,632	$7.50	6.3	$1,829,571

Upon the exercise of stock options, we issue new shares of our common stock. As of September 30, 2011, 235,000 options issued to employees and 50,000 options issued to consultants are unvested, milestone-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. The time-vesting restricted stock grants vest primarily over a period of three to four years. The following table summarizes restricted share activity for the nine months ended September 30, 2011:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value

Outstanding at December 31, 2010	1,400,694	$1.63	$6,415,179
Granted	206,450	4.49
Vested	(913,330)	1.17	$4,518,486
Forfeited	(28,338)	3.35
Outstanding at September 30, 2011	665,476	$3.08	$1,996,428

On September 14, 2009, we entered in an employment agreement with Ron Bentsur, our Chief Executive Officer. The agreement terminates on May 20, 2012, provided, however, that Mr. Bentsur’s opportunity to earn the milestone awards described below will be effective until May 20, 2014, subject to certain early termination events. As of September 30, 2011, Mr. Bentsur has been granted a total of 350,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In addition, as of September 30, 2011, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

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

Stock-Based Compensation

We incurred $472,000 and $613,000 of non-cash compensation expense related to equity incentive grants during the three months ended September 30, 2011 and 2010, respectively, and $1,564,000 and $1,957,000 during the nine months ended September 30, 2011 and 2010, respectively. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Risk-free interest rates	0.7%	1.1%	1.4%	1.7%
Dividend yield	—	—	—	—
Volatility	111.6%	124.7%	115.1%	127.0%
Weighted-average expected term	4.0 years	4.0 years	4.0 years	4.0 years

The weighted average grant date fair value of options granted for the three months ended September 30, 2011 and 2010 was $2.22 and $3.42 per option, respectively, and for the nine months ended September 30, 2011 and 2010 was $3.44 and $2.93 per option.  We used historical information to estimate forfeitures within the valuation model. As of September 30, 2011, there was $2.3 million and $1.6 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.2 years and 1.9 years, respectively. These amounts do not include, as of September 30, 2011, 285,000 options outstanding which are milestone-based and vest upon certain corporate milestones, such as FDA approval of our drug candidates, market capitalization targets, and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs.

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

In April 2011, our Japanese partner for Zerenex (ferric citrate), JT and Torii, commenced a Phase 3 clinical program of ferric citrate in Japan. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $5.0 million in April 2011 for the achievement of the Phase 3 commencement milestone. As a result, we recorded license revenue of $5.0 million in accordance with our revenue recognition policy, which is included in the nine months ended September 30, 2011. We may receive up to an additional $72.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, JT and Torii will make royalty payments to us on net sales of ferric citrate in Japan.

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

Segment information for the three and nine month periods were as follows:

	Revenue
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010

Services	$—	$—	$—	$—
Products	—	—	5,000	—
Total	$—	$—	$5,000	$—

	Operating loss
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010

Services	$—	$—	$—	$—
Products	(10,355)	(5,933)	(20,048)	(15,214)
Total	$(10,355)	$(5,933)	$(20,048)	$(15,214)

A reconciliation of the totals reported for the operating segments to the consolidated loss is as follows:

	Net loss
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010

Operating loss of reportable segments	$(10,355)	$(5,933)	$(20,048)	$(15,214)
Interest and other income, net	108	85	300	197
Income taxes	—	—	—	—
Consolidated loss	$(10,247)	$(5,848)	$(19,748)	$(15,017)

	Assets (1)
(in thousands)	September 30, 2011	December 31, 2010

Services	$—	$—
Products	4,293	3,602
Total assets of reportable segments	4,293	3,602
Cash, cash equivalents, interest receivable and investment securities	47,161	28,512
Consolidated total assets	$51,454	$32,114
(1)	Assets for our reportable segments include fixed assets, goodwill, accounts receivable and prepaid expenses.

The carrying amount of goodwill by reportable segment as of September 30, 2011 and December 31, 2010 was as follows:

	Goodwill
(in thousands)	September 30, 2011	December 31, 2010

Services	$—	$—
Products	3,208	3,208
Total	$3,208	$3,208

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

RECENT DEVELOPMENTS

KRX-0401 (perifosine)

On July 27, 2011, we announced the completion of patient enrollment in our Phase 3 registration trial of KRX-0401 (perifosine) for the treatment of refractory, advanced colorectal cancer. This Phase 3 trial, with approximately 465 randomized patients, is being conducted pursuant to an SPA with the FDA and with Fast-Track Designation. The Phase 3 trial, entitled the "X-PECT" (Xeloda® + Perifosine Evaluation in Colorectal cancer Treatment) trial, is a randomized (1:1), double-blind trial comparing the efficacy and safety of perifosine + capecitabine vs. placebo + capecitabine in patients with refractory advanced colorectal cancer. Patients must have failed available therapy including 5-fluorouracil (5-FU), oxaliplatin (Eloxatin®), irinotecan, bevacizumab (Avastin®) and, if KRAS wild-type, failed therapy with prior cetuximab (Erbitux®) and/or panitumumab (Vectibix®). The primary endpoint is overall survival, with secondary endpoints including overall response rate (complete + partial responses), progression-free survival and safety. Approximately 360 events of death will trigger the un-blinding of the study. On August 31, 2011, we announced that the independent Data Safety Monitoring Board, or DSMB, for the Phase 3 “X-PECT” trial completed a pre-specified interim analysis for safety and futility. The independent DSMB recommended that the Phase 3 study continue to completion, as planned.

Zerenex (ferric citrate)

On September 19, 2011, we announced the completion of patient enrollment in the long-term study component of our Phase 3 registration program of Zerenex, our ferric iron-based phosphate binder for the treatment of elevated serum phosphorus levels, or hyperphosphatemia, in patients with ESRD on dialysis. The Zerenex Phase 3 registration program, which is being conducted pursuant to an SPA with the FDA, is comprised of an already successfully-completed Phase 3 short-term study, and this ongoing Phase 3 long-term study. The Phase 3 long-term study is a multicenter, randomized, open-label, safety and efficacy clinical trial in approximately 440 ESRD patients on hemodialysis or peritoneal dialysis. The study consists of a 2-week washout period followed by a 52-week safety assessment in which patients are randomized 2:1 to receive either Zerenex or an active control. The 52-week safety assessment period is followed by a 4-week efficacy assessment. During the 4-week efficacy assessment, only those patients randomized to treatment with Zerenex during the safety assessment period will be randomized in a 1:1 ratio to either continue treatment with Zerenex or to be switched to placebo for a 4-week period.

GENERAL CORPORATE

On May 4, 2011, we announced the pricing of an underwritten registered offering of 7,021,277 shares of our common stock at a price of $4.70 per share for gross proceeds of approximately $33 million. Net proceeds from this offering were approximately $30.7 million, net of underwriting discounts and offering expenses of approximately $2.3 million. The shares were sold under a shelf registration statement on Form S-3 (File No. 333-171517) that was previously filed and declared effective by the SEC on January 28, 2011.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2011 and September 30, 2010

License Revenue. There was no license revenue for the three months ended September 30, 2011 and September 30, 2010. We do not expect our license revenue to have a material impact on our financial results in the fourth quarter of 2011.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants decreased by $170,000 to $152,000 for the three months ended September 30, 2011, as compared to $322,000 for the three months ended September 30, 2010. The decrease in non-cash compensation expense in the three months ended September 30, 2011, as compared to September 30, 2010, was primarily related to recording the fair value of equity awards granted to research and development personnel over the respective vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses increased by $4,719,000 to $8,620,000 for the three months ended September 30, 2011, as compared to $3,901,000 for the three months ended September 30, 2010. The increase in other research and development expenses was due primarily to a $2,116,000 increase in research and development expenses related to the two KRX-0401 Phase 3 clinical trials, as well as to a $2,579,000 increase in research and development expenses related to the Zerenex Phase 3 clinical program. We expect our other research and development costs to remain at a comparable level in the fourth quarter of 2011 due to the ongoing Phase 3 clinical programs for KRX-0401 and Zerenex.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $29,000 to $320,000 for the three months ended September 30, 2011, as compared to $291,000 for the three months ended September 30, 2010. The increase in non-cash compensation expense in the three months ended September 30, 2011, as compared to September 30, 2010, was primarily related to the recording of the fair value of equity awards granted to general and administrative personnel and directors over the respective vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses decreased by $156,000 to $1,263,000 for the three months ended September 30, 2011, as compared to $1,419,000 for the three months ended September 30, 2010. The decrease was due primarily to reduced miscellaneous general and administrative expenses, including legal expenses. We expect our other general and administrative expenses to remain at a comparable level in the fourth quarter of 2011.

Interest and Other Income, Net. Interest and other income, net, increased by $23,000 to $108,000 for the three months ended September 30, 2011, as compared to $85,000 for the three months ended September 30, 2010. The increase was due primarily to a higher level of invested funds in our investment portfolio following our underwritten registered offering that closed in May 2011.

Nine months ended September 30, 2011 and September 30, 2010

License Revenue. License revenue for the nine months ended September 30, 2011 was $5.0 million due to the receipt and recognition of a non-refundable milestone payment in April 2011 from JT and Torii for the achievement of the Phase 3 commencement in Japan milestone. There was no license revenue for the nine months ended September 30, 2010. We do not expect our license revenue to have a material impact on our financial results in the fourth quarter of 2011.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants decreased by $382,000 to $616,000 for the nine months ended September 30, 2011, as compared to $998,000 for the nine months ended September 30, 2010. The decrease in non-cash compensation expense in the nine months ended September 30, 2011, as compared to September 30, 2010, was primarily related to recording the fair value of equity awards granted to research and development personnel over the respective vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses increased by $9,949,000 to $19,533,000 for the nine months ended September 30, 2011, as compared to $9,584,000 for the nine months ended September 30, 2010. The increase in other research and development expenses was due primarily to a $4,767,000 increase in research and development expenses related to the two KRX-0401 Phase 3 clinical trials, as well as to a $5,180,000 increase in research and development expenses related to the Zerenex Phase 3 clinical program.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants decreased by $11,000 to $948,000 for the nine months ended September 30, 2011, as compared to $959,000 for the nine months ended September 30, 2010. The decrease in non-cash compensation expense in the nine months ended September 30, 2011, as compared to September 30, 2010, was primarily related to the recording of the fair value of equity awards granted to general and administrative personnel and directors over the respective vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $278,000 to $3,951,000 for the nine months ended September 30, 2011, as compared to $3,673,000 for the nine months ended September 30, 2010. The increase was due primarily to an increase in miscellaneous general and administrative expenses, including market research initiatives, partially offset by a decrease in legal expenses.

Interest and Other Income, Net. Interest and other income, net, increased by $103,000 to $300,000 for the nine months ended September 30, 2011, as compared to $197,000 for the nine months ended September 30, 2010. The increase was due primarily to the realized loss of $82,000 during the nine months ended September 30, 2010 related to the sale in May 2010 of our last auction rate security investment.

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

On May 4, 2011, we announced the pricing of an underwritten registered offering of 7,021,277 shares of our common stock at a price of $4.70 per share for gross proceeds of approximately $33 million. Net proceeds from this offering were approximately $30.7 million, net of underwriting discounts and offering expenses of approximately $2.3 million.

As of September 30, 2011, we had $47.2 million in cash, cash equivalents, interest receivable, and investment securities, an increase of $18.7 million from December 31, 2010. We currently anticipate that our cash, cash equivalents and investment securities as of September 30, 2011 are sufficient to fund our anticipated operating cash requirements for approximately 18 to 20 months from September 30, 2011. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

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

Cash used in operating activities for the nine months ended September 30, 2011 was $15.2 million, as compared to $10.0 million for the nine months ended September 30, 2010. This increase in cash used in operating activities was due primarily to increased expenditures associated with our Phase 3 clinical programs for KRX-0401 and Zerenex, partially offset by the $5.0 million non-refundable milestone payment received from JT and Torii in April 2011.

For the nine months ended September 30, 2011, net cash used in investing activities of $9.2 million was primarily the result of investments in held-to-maturity short-term securities, partially offset by maturities of held-to-maturity short-term securities. For the nine months ended September 30, 2011, net cash provided by financing activities of $33.8 million was related to net proceeds of $30.7 million received from the underwritten registered offering in May 2011 and $3.1 million in net proceeds from the exercise of stock options.

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

Accounting Related to Goodwill. As of September 30, 2011, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

Impairment of Investment Securities. In May 2010, we sold our one remaining auction rate security investment for $1.6 million, representing a loss of $82,000. Auction rate securities were recorded at their fair value and were classified as long-term investments. In prior quarters, we assessed the fair value of our auction rate securities portfolio. As a result of this valuation process, as described below, we reported an other comprehensive loss of $180,000 in the nine months ended September 30, 2010, for a reduction of a temporary unrealized gain related to the estimated fair value of our last auction rate security, and recorded an impairment charge of $32,000 in the nine months ended September 30, 2010, for an other-than-temporary decline in the value of our last auction rate security, which was included in interest and other income, net.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other,” which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us means January 1, 2012. We do not expect that the adoption of ASU 2011-08 will have an impact upon our financial position and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of September 30, 2011, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including money market funds and bank deposits. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.

In October 2009, we filed a statement of claim with the Financial Institution Regulatory Authority, or FINRA, to commence an arbitration proceeding against an SEC registered broker-dealer. In this arbitration proceeding, we seek damages arising from that broker-dealer’s recommendations and purchases of auction rate securities for our cash management account. The claim will be determined by a panel of three FINRA arbitrators. In January 2010, the broker-dealer filed an answer to the statement of claim and denied liability. The hearing concerning our claims against the broker-dealer commenced in October 2011, and is scheduled to be completed in February 2012.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2011, we had an accumulated deficit of $361.5 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

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

In December 2009, we initiated a Phase 3 clinical trial for KRX-0401 (perifosine) in relapsed / refractory multiple myeloma patients pursuant to a SPA with the FDA. In April 2010, we initiated a Phase 3 clinical trial for KRX-0401 (perifosine) in patients with refractory advanced colorectal cancer also pursuant to a SPA with the FDA. In May 2010 and in September 2010, we initiated two Phase 3 clinical trials for Zerenex (ferric citrate) as a treatment of hyperphosphatemia in patients with end-stage renal disease pursuant to a SPA with the FDA. Many companies which have been granted SPAs and/or the right to utilize Fast Track or accelerated approvals have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision. Additionally, the regulatory approval of new therapies could invalidate our SPA, or require us to conduct additional, expensive clinical trials to obtain regulatory approval.

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

In May 2011, we announced positive Scientific Advice from the European Medicines Agency, or EMA, for the development of Zerenex for the management and control of serum phosphorus in ESRD patients undergoing dialysis, and in pre-dialysis chronic kidney disease, or CKD, patients. The Scientific Advice from the EMA indicates that our current Phase 3 program in the U.S., if successful, in conjunction with safety data generated from other clinical studies with Zerenex, is considered sufficient to support a European marketing authorization application, or MAA, to the EMA for the indication in ESRD patients on dialysis. As a result, we believe that we will not need to conduct any additional clinical trials to assess the safety or efficacy of Zerenex in order to obtain European approval in the dialysis setting. The Scientific Advice also provided us with a regulatory path forward in the pre-dialysis CKD setting in Europe. Scientific Advice is legally non-binding and is based on the current scientific knowledge, which may be subject to future changes. Many companies which have been provided with Scientific Advice by the EMA have ultimately failed to obtain approval of an MAA for their drugs. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, the Scientific Advice does not guarantee approval. The EMA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision.

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

Independent Data Safety Monitoring Boards, or DSMBs, are monitoring the safety of our Phase 3 clinical trials for KRX-0401 (perifosine) and Zerenex (ferric citrate) and, in accordance with the protocols for the clinical trials, will periodically assess whether the Phase 3 trials should continue as planned. The DSMBs have the authority to recommend placing a trial on clinical hold, temporarily or permanently, or recommend termination of the clinical trial, based on an evaluation of safety and efficacy. The DSMBs are independent from us and we have no control or influence on their decisions. In accordance with the protocol, in August 2011, the independent DSMB overseeing our Phase 3 trial in refractory advanced colorectal cancer completed a pre-specified interim analysis for safety and futility. The independent DSMB recommended that the Phase 3 study continue to completion, as planned. We can provide no assurance that the Phase 3 study in refractory advanced colorectal cancer will be successful despite the DSMB recommendation to continue to completion. Additionally, we can provide no assurance that future meetings of our DSMBs will result in a positive outcome.

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

Our ability to conduct clinical trials and commercialize our product candidates will depend on the ability of such third parties to manufacture our products on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices, or cGMP, and other regulatory requirements, including requirements from federal and state environmental and safety regulatory agencies. Prior to approval, we will need to complete validation studies that the FDA must review and approve. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. Contract manufacturers often encounter difficulties in scaling up production, including problems involving raw material supplies, production yields, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, compliance with FDA and foreign regulations, production costs and development of advanced manufacturing techniques and process controls. Any of these difficulties, if they occur, and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for any of our drug candidates. These risks become more acute as we scale up for commercial quantities, where a reliable source of raw material supplies becomes critical to commercial success.  For example, given the large quantity of materials required for ferric citrate production, as we approach commercialization for Zerenex we will need to ensure an adequate supply of starting materials that meet quality, quantity and cost standards. Failure to achieve this level of supply can jeopardize the successful commercialization of the product. Moreover, issues that may arise in our current transition to a commercial batch manufacturer for Zerenex can lead to delays in our planned clinical trials and development timelines, and could affect our ability to complete our clinical trials on a cost-effective or timely basis, if at all.

Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our drug candidates. In addition, our contract manufacturers will be subject to ongoing periodic and unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with cGMP, as well as other governmental regulations and corresponding foreign standards. While we periodically audit our contractors for adherence to regulatory requirements, we cannot assure you that unforeseen changes at these contractors may occur that change their regulatory standing. The same issues apply to contract analytical services which we use for testing of our products. We will not have control over, other than by contract and periodic oversight, third-party manufacturers' compliance with these regulations and standards. We are currently developing analytical tools for KRX-0401 (perifosine) and ferric citrate active pharmaceutical ingredient and drug product testing. Failure to develop effective analytical tools could result in regulatory or technical delay or could jeopardize our ability to complete Phase 3 clinical trials and/or obtain FDA approval. Switching or engaging multiple third-party contractors to produce our products may be difficult because the number of potential manufacturers may be limited and the process by which multiple manufacturers make the drug substance must be identical at each manufacturing facility. It may be difficult for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. For Zerenex, we currently rely on one supplier to source the ferric citrate active pharmaceutical ingredient. The loss of this source of supply would result in significant additional costs and delays in our development program. Moreover, if we need to change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA and foreign regulations and standards.

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

In the event that one or more of our drug candidates are approved by the FDA, we may conduct our own sales and marketing effort to support the drugs. We currently have limited experience in sales, marketing or distribution. To directly market and distribute any products, we must build a sales and marketing organization with appropriate technical expertise and distribution capabilities. We may attempt to build such a sales and marketing organization on our own or with the assistance of a contract sales organization. For some market opportunities, we may want or need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the commercial success of our products. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and some or all of the revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful. Additionally, building marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels.

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

The drugs that we are attempting to develop will have to compete with existing therapies. For example, KRX-0401 (perifosine), if approved in the U.S. would compete with other anti-cancer agents, such as mTOR inhibitors. Pfizer Inc., Novartis AG and Ariad Pharmaceuticals are developing mTOR inhibitors for use in cancer and Pfizer’s mTOR inhibitor, temsirolimus, and Novartis’ mTOR inhibitor, everolimus, have been FDA approved to treat patients with advanced kidney disease (everolimus is also FDA approved for pancreatic neuroendocrine tumors and a specific type of brain tumor). Biotechnology and pharmaceutical companies such as Amgen Inc., Bayer AG, Biogen-Idec, Inc., ImClone Systems, Inc. (a wholly-owned subsidiary of Eli Lilly and Company), Merck & Co., Inc., Millennium Pharmaceuticals, Inc. (a wholly-owned subsidiary of Takeda Pharmaceutical Company), Novartis AG, Onyx Pharmaceuticals, Inc. and OSI Pharmaceuticals, Inc. are developing and, in some cases, marketing drugs to treat various diseases, including cancer, by inhibiting cell-signaling pathways. In addition, we are aware of a number of small and large companies developing competitive products that target Akt and the PI3K pathway. Bayer HealthCare, a subgroup of Bayer AG, recently announced positive results from its Phase 3 trial evaluating its investigational compound, regorafenib (BAY 73-4506), for the treatment of patients with metastatic colorectal cancer whose disease has progressed after approved standard therapies. If approved by the FDA, regorafenib could have a material effect on the market opportunity of KRX-0401 (perifosine). Zerenex, if approved in the U.S., would compete with other FDA approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi-Aventis), PhosLo® (calcium acetate), marketed by Fresenius Medical Care, and Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. A generic formulation of PhosLo® manufactured by Roxane Laboratories, Inc. was launched in the U.S. in October 2008. In addition, upon the expiration of their core patents (expected in the U.S. in 2014), generic formulations of Renagel® and Renvela® may be launched, which could have a material effect on the pricing of phosphate binders.

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

As of October 31, 2011, we had 28 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Bentsur, such agreement does not prevent him from terminating his employment with us.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. We are a relatively small company with 28 full and part-time employees as of October 31, 2011. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our cash, cash equivalents and investment securities may not be adequate to finance our operating cash requirements for the length of time that we have estimated.

We currently anticipate that our cash, cash equivalents and investment securities as of September 30, 2011 are sufficient to fund our anticipated operating cash requirements for approximately 18 to 20 months from September 30, 2011. Our forecast of the period of time through which our cash, cash equivalents and investment securities will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

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

•
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

In addition to patent protection, we may utilize orphan drug regulations or other provisions of the FDCA to provide market exclusivity for certain of our drug candidates. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S., or, diseases that affect more than 200,000 individuals in the U.S. but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. In September 2009, we announced that KRX-0401 (perifosine) has received Orphan-Drug designation from the FDA for the treatment of multiple myeloma, and in July 2010, we announced that KRX-0401 has received Orphan-Drug designation from the FDA for the treatment of neuroblastoma. We believe that KRX-0401 may be eligible for additional orphan-drug designations; however, we cannot assure you that KRX-0401, or any other drug candidates we may acquire or in-license, will obtain such orphan-drug designations. Additionally, upon FDA approval, we believe that perifosine would qualify as a New Chemical Entity, which provides for five years of exclusivity following approval, however; we cannot assure you that perifosine will qualify and gain the additional five-year exclusivity period.

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

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

•	developments concerning our drug candidates, including safety and efficacy results from clinical trials;

•	announcements of technological innovations by us or our competitors;

•	introductions or announcements of new products by us or our competitors;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in financial estimates by securities analysts;

•	actual or anticipated variations in quarterly operating results;

•	expiration or termination of licenses, research contracts or other collaboration agreements;

•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	negative comments and sentiment in the media; and

•	additions or departures of key personnel.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: November 4, 2011	By:	/s/ James F. Oliviero, CFA
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2011.