Form 10-K
period 2011-12-31
KERYX BIOPHARMACEUTICALS INC
filed 2012-03-02
CIK 1114220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $324,028,092 as of June 30, 2011, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 71,022,951 shares of the registrant’s common stock outstanding as of February 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

KERYX BIOPHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

ITEM 1. BUSINESS.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of cancer and renal disease. We are developing KRX-0401 (perifosine), a novel, potentially first-in-class, oral anti-cancer agent that inhibits Akt activation in the phosphoinositide 3-kinase, or PI3K, pathway, and also affects a number of other key signal transduction pathways, including the JNK pathway, all of which are pathways associated with programmed cell death, growth, differentiation and survival. KRX-0401 is currently in Phase 3 clinical development for both refractory advanced colorectal cancer and relapsed / refractory multiple myeloma, and in Phase 1 and Phase 2 clinical development for several other tumor types. Each of the KRX-0401 Phase 3 programs is being conducted under Special Protocol Assessment, or SPA, agreements with the Food and Drug Administration, or FDA, and with Fast-Track Designation.

We are also developing Zerenex™ (ferric citrate), an oral, ferric iron-based compound that has the capacity to bind to phosphate in the gastrointestinal tract and form non-absorbable complexes. Zerenex is currently in Phase 3 clinical development in the United States, under an SPA, as a treatment for hyperphosphatemia (elevated phosphate levels) in patients with end-stage renal disease, or ESRD, on dialysis. In April 2011, our Japanese partner for Zerenex (ferric citrate), Japan Tobacco Inc., or JT, and Torii Pharmaceutical Co., Ltd., or Torii, commenced its Phase 3 clinical program for ferric citrate in Japan.

We also engage in business development activities that include seeking strategic relationships for our product candidates, as well as evaluating compounds and companies for in-licensing or acquisition. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates. We have generated, and expect to continue to generate, revenue from the licensing of rights to Zerenex in Japan to JT and Torii.

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

OUR STRATEGY

Our mission is to create long-term stockholder value by acquiring, developing and commercializing medically important, pharmaceutical products for the treatment of life-threatening diseases, focusing on cancer and renal disease. Our strategy to achieve this mission is to:

•	utilize our clinical development capabilities to manage and drive our drug candidates through the clinical development process to approval;

•	identify and explore licensing and partnership opportunities for our current drug candidates;

•	seek to acquire medically important drug candidates in early clinical development; and

•	commercialize our drug candidates, either alone or in partnership, which we believe can provide maximum stockholder value.

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

To date, over 2,000 patients have been treated with KRX-0401 in trials conducted in the U.S., Canada, Europe and Israel. Its safety profile is distinctly different from that of most cytotoxic agents. In clinical trials, KRX-0401 does not appear to cause flu-like symptoms, thrombocytopenia (decrease in platelets that may result in bleeding) or alopecia (hair loss). The main side effects of KRX-0401, as seen in clinical trials, are nausea, vomiting, diarrhea and fatigue, but these are generally well-managed particularly at lower daily doses (50 mg or 100 mg) that have induced tumor regression. Responses have been seen with both daily and weekly regimens. At the doses studied, the daily regimens were better tolerated.

Pre-Clinical and Clinical Data Overview

In vitro, KRX-0401 inhibits the growth of a variety of human tumor cell lines and has demonstrated activity in vivo against a number of murine tumor models and human xenografts. Investigators at the U.S. National Cancer Institute, or NCI, were among the first to study the effects of KRX-0401 on Akt using a prostate cell line, PC-3, that is known to have constitutively activated Akt. Their results demonstrated that KRX-0401 blocked phosphorylation of Akt but did not decrease the total amount of Akt present in the cell. Additional in-vitro and in-vivo studies were conducted in several model systems, including colorectal, multiple myeloma, prostate, neuroblastoma and gastric cell lines. In these studies, KRX-0401 appeared to be additive or synergistic with cytotoxics, antimetabolites and targeted agents such as cisplatin, 5- fluorouracil (5FU), doxorubicin, proteasome inhibitor bortezomib (Velcade®), tyrosine kinase inhibitor sorafenib (Nexavar®), mTOR inhibitor temsirolimus (Torisel®), EGFR antibody cetuximab (Erbitux®) and cyclophosphamide.

Seven Phase 1 single agent studies of KRX-0401 have been conducted; three in Europe by AEterna Zentaris Inc., the licensor of KRX-0401, and four in the U.S. by the NCI, a department of the National Institutes of Health, or NIH, as part of a Cooperative Research and Development Agreement, or CRADA, and by us. These trials demonstrated that KRX-0401 can be safely given to humans with a manageable toxicity profile. The dose limiting toxicity in the Phase 1 studies was gastrointestinal: nausea, vomiting and diarrhea. Additionally, one Phase 1 study in the U.S. is being conducted to evaluate the safety of KRX-0401 in pediatric patients, and another is being conducted to evaluate the effect of KRX-0401 on electrocardiogram parameters, including QTc intervals, as well as the effect of food on KRX-0401 bioavailability.

Fourteen Phase 1 and Phase 2 studies of KRX-0401 in combination with other drugs have been conducted by Keryx. Agents that have been included in these combinations include capecitabine (Xeloda®), gemcitabine, paclitaxel, docetaxel, prednisone, doxorubicin, pemetrexed, irinotecan, Doxil® (doxorubicin HCl liposome injection), trastuzumab, various endocrine therapies, imatinib, bortezomib (Velcade®), lenalidomide, sorafenib, and sunitinib. KRX-0401 has generally been well tolerated when used as a low daily dose (50 mg or 100 mg) in combination with these approved agents.

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

Colorectal Cancer Clinical Data

In June 2010, we announced updated results from a randomized, multi-center, double-blind, placebo-controlled, Phase 2 study of KRX-0401 (perifosine) in combination with capecitabine (Xeloda®) versus capecitabine plus placebo in patients with second-line, third-line or greater metastatic colorectal cancer. The data was presented at the 46th Annual Meeting of the American Society of Clinical Oncology, or ASCO, in Chicago. In October 2011, the results of the Phase 2 study were published in the Journal of Clinical Oncology, or JCO, (J Clin Oncol. 2011 Nov 20;29(33):4394-400. Epub 2011 Oct 3). The study was designed as part of a larger Phase 2 clinical protocol that included several prospectively defined perifosine + chemotherapy regimens.

In this randomized, double-blind, placebo-controlled study conducted at multiple centers across the U.S., heavily pre-treated patients with second-line, third-line or greater metastatic colorectal cancer were randomized to receive capecitabine (a chemotherapy used in advanced metastatic colorectal cancer which is marketed by Roche as Xeloda®) at a starting dose of 825 mg/m2, twice daily (total daily dose of 1650 mg/m2) on days 1 – 14 every 21 days plus either perifosine at 50 mg daily or placebo. The study enrolled a total of 38 patients, 34 of whom were third-line or greater. Median age of patients was 65 (32-83); 61% of the patients were male.

The results published in the JCO reported on the safety and efficacy for the Intent-to-Treat population, as per the protocol statistical criteria, defined as all patients who received at least one dose of study drug, which included all 38 patients enrolled. Overall Response Rate, or ORR, was measured in any patient who completed one cycle of therapy, and included 35 evaluable patients (20 patients on the perifosine + capecitabine arm and 15 patients on the placebo + capecitabine arm). Three patients on the placebo + capecitabine arm were not evaluable for response due to coming off treatment within the first cycle of therapy. All patients in the perifosine + capecitabine arm were evaluable for response.

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

(1) Prior treatment with Erbitux® and/or Vectibix®

The primary endpoint of this study was to measure Time to Progression, or TTP. ORR, defined as Complete Response, or CR, + Partial Response, or PR, by Response Evaluation Criteria in Solid Tumors, or RECIST, and Overall Survival, or OS, were measured as secondary endpoints. The efficacy results illustrated by ORR, TTP and OS, broken down by all evaluable patients and 5-FU refractory patients, are as follows:

OVERALL RESPONSE RATE:

ALL EVALUABLE PATIENTS (n=35)						5-FU REFRACTORY PATIENTS (n=25)
Group	n	CR n (%)	PR n (%)	Duration of Response	> SD (min 12 wks) n (%) P = 0.036	Group	n	PR n (%)	Duration of Response	> SD (min 12 wks) n (%) P = 0.066
P-CAP	20	1 (5%)	3 (15%)	CR: 36 m	11 (55%)	P-CAP	14	1 (7%)	19 m	8 (57%)
				PR: 21, 19, 11 m
CAP	15	0	1 (7%)	PR: 7 m	5 (33%)	CAP	11	0	-	3 (27%)

TIME TO PROGRESSION AND OVERALL SURVIVAL

ALL EVALUABLE PATIENTS (n=38)				5-FU REFRACTORY PATIENTS (n=27)
Group	n	Median TTP Weeks P < 0.001 HR: 0.254	Median OS* Months P = 0.0052 HR: 0.370	Group	n	Median TTP Weeks P < 0.001 HR: 0.170	Median OS* Months P = 0.0061 HR: 0.295
P-CAP	20	27.5 [95% CI (12.1-48.1)]	17.7 [95% CI (8.5-24.6)]	P-CAP	14	17.6 [95% CI (12.0-36.0)]	15.1 [95% CI (7.2-22.3)]
CAP	18	10.1 [95% CI (6.6-13.0)]	7.6 [95% CI (5.0-16.3)]	CAP	13	9.0 [95% CI (6.6-11.0)]	6.5 [95% CI (4.8-10.9)]

*Survival is calculated from date of randomization until the date of death from any cause, whether or not additional therapies were received after removal from treatment.

All 38 patients in the study were evaluable for safety. The P-CAP combination was well-tolerated with Grade 3 and 4 adverse events of > 10% incidence for the P-CAP arm versus CAP arm as follows: hand-foot syndrome (30% vs. 0%), anemia (15% vs. 0%), fatigue (0% vs. 11%), bowel obstruction (0% vs. 11%) and abdominal pain (5% vs. 11%). Of note, incidence of Grade 1 and 2 hand-foot syndrome was similar in both the P-CAP and CAP arms (25% vs. 22%, respectively). Hand-foot syndrome is a reported adverse event with capecitabine monotherapy. We believe that patients who remained on treatment longer in the Phase 2 study had a greater chance to develop hand-foot syndrome as illustrated by a median time to onset of Grade 3 and 4 hand-foot syndrome in the P-CAP arm of 19 weeks.

Metastatic Colorectal Cancer Phase 3 “X-PECT” Registration Clinical Trial

In April 2010, we initiated a Phase 3 registration clinical trial for KRX-0401 (perifosine) for the treatment of patients with refractory advanced colorectal cancer. In July 2011, we announced the completion of patient enrollment. This Phase 3 trial is being conducted pursuant to an SPA with the FDA and with Fast-Track Designation. The Phase 3 trial, entitled the “X-PECT” (Xeloda® + Perifosine Evaluation in Colorectal cancer Treatment) trial, is a randomized (1:1), double-blind trial comparing the efficacy and safety of perifosine + capecitabine vs. placebo + capecitabine in approximately 465 patients with refractory advanced colorectal cancer. Patients must have failed available therapy including 5-fluorouracil (5-FU), oxaliplatin (Eloxatin®), irinotecan (Camptosar®), bevacizumab (Avastin®) and, if KRAS wild-type, failed therapy with prior cetuximab (Erbitux®) and/or panitumumab (Vectibix®). For oxaliplatin-based therapy, failure of therapy will also include patients who discontinued due to toxicity. The primary endpoint is overall survival, with secondary endpoints including ORR, progression-free survival and safety. The median overall survival for the X-PECT study's targeted patient population, that has failed prior therapies as described above, is expected to be approximately 5 months. The X-PECT study is powered at 90% to detect a statistically significant difference in overall survival, with an assumed median overall survival for the control arm of 5-6 months and 7-8 months for the perifosine arm. Approximately 360 events of death will trigger the un-blinding of the study. On July 27, 2011, we announced the completion of patient enrollment and on August 31, 2011, we announced that the independent Data Safety Monitoring Board, or DSMB, for the Phase 3 “X-PECT” trial completed a pre-specified interim analysis for safety and futility. The independent DSMB recommended that the Phase 3 study continue to completion, as planned.

Dr. Johanna Bendell, Director of GI Oncology Research for the Sarah Cannon Research Institute, Nashville, Tennessee, is leading the Phase 3 investigational team that includes Dr. Cathy Eng, Associate Medical Director for the Colorectal Center at MD Anderson Cancer Center in Houston, Texas. Approximately 65 U.S. sites are participating in the study.

KRX-0401 has been granted Fast Track designation for the treatment of refractory advanced colorectal cancer.

Colorectal Cancer Market Opportunity

According to the American Cancer Society, colorectal cancer is the third most common form of cancer diagnosed in the U.S. It is estimated that approximately 143,000 people will be diagnosed with some form of colorectal cancer with approximately 51,000 patients dying from colorectal cancer in 2012. Surgery is often the main treatment for early stage colorectal cancer. When colorectal cancer metastasizes (spreads to other parts of the body such as the liver) chemotherapy is commonly used. Treatment of patients with recurrent or advanced colorectal cancer depends on the location of the disease. Chemotherapy regimens (i.e. FOLFOX or FOLFIRI either with or without bevacizumab) have been shown to increase survival rates in patients with metastatic/advanced colorectal cancer. Currently, there are seven approved drugs for patients with metastatic colorectal cancer: 5-fluorouracil (5-FU), capecitabine (Xeloda®), irinotecan (Camptosar®), oxaliplatin (Eloxatin®), bevacizumab (Avastin®), cetuximab (Erbitux®), and panitumumab (Vectibix®). Depending on the stage of the cancer, two or more of these types of treatment may be combined at the same time or used after one another. For example, FOLFOX combines 5-FU, leucovorin and oxaliplatin, whereas FOLFIRI combines 5-FU, leucovorin and irinotecan. Bevacizumab, a VEGF monoclonal antibody, is commonly administered with chemotherapy. Typically, patients who fail 5-FU, oxaliplatin, irinotecan, and bevacizumab-containing therapies, and who have wild-type KRAS status receive EGFR monoclonal antibody therapy with either cetuximab or panitumumab. Once patients progress on these agents, there are no further standard treatment options.

Multiple Myeloma Clinical Data

In December 2011, at the American Society of Hematology, or ASH, annual meeting, in a presentation by Dr. Paul Richardson, Clinical Director of the Multiple Myeloma Center at Dana-Farber Cancer Institute in Boston, we announced results (updated from a presentation at ASH in December 2009) on the clinical activity of KRX-0401 (perifosine) in combination with bortezomib (with or without dexamethasone) in patients with relapsed / refractory multiple myeloma. This trial was designed as a Phase 1 and Phase 2 study. In October 2011, the results of the study were published in the JCO (J Clin Oncol. 2011 Nov 10;29(32):4243-9. Epub 2011 Oct 11).

The Phase 1 portion of the study enrolled 18 patients and the Phase 2 portion enrolled 66 patients (for a total of 84 patients), all with advanced multiple myeloma.

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

Seventy-three patients were evaluable for efficacy. Evaluable patients were defined as those patients who had received at least two cycles of therapy on the combination of perifosine with bortezomib. Of the 73 evaluable patients, 53 patients (73%) were previously refractory to bortezomib (defined as progression on or within 60 days of treatment with a bortezomib-based regimen), including 44 patients who were refractory to the combination of bortezomib + dexamethasone. Twenty evaluable patients (27%) were relapsed to a prior bortezomib-based regimen. Best response for all 73 evaluable patients was as follows:

Evaluable Patients	CR /nCR*		PR		MR		ORR		SD**
All Evaluable Patients (n=73)	3	4%	13	18%	14	19%	30	41%	30	41%
Bortezomib Relapsed (n=20)	2	10%	7	35%	4	20%	13	65%	7	35%
Bortezomib Refractory (n=53)	1	2%	6	11%	10	19%	17	32%	23	43%

*	nCR = Near Complete Response is defined as meeting the criteria for CR (non-detectable monoclonal protein by serum and urine), except with detectable monoclonal protein by immunofixation.

**	SD = Stable Disease for a minimum of 3 months.

Median PFS and OS data for all evaluable patients was as follows:

Evaluable Patients	Median PFS*	Median OS*
All Evaluable Patients (n=73)	6.4 months 95% CI (5.3 - 7.1)	25 months 95% CI (16.3 - 31.1)

*	Median PFS and median TTP were identical, as no patient deaths occurred prior to progression. Kaplan Meier methodology was used to determine PFS and OS figures.

Median PFS and OS for bortezomib relapsed vs. refractory were as follows:

Bortezomib Relapsed vs. Refractory	Median PFS*	Median OS*
Bortezomib Relapsed (n=20)	8.8 months 95% CI (6.3 - 11.2)	30.4 months 95% CI (17.8 - NR**)
Bortezomib Refractory (n=53)	5.7 months 95% CI (4.3 - 6.4)	22.5 months 95% CI (14.2 - 31.1)

*	Median PFS and median TTP were identical, as no patient deaths occurred prior to progression. Kaplan Meier methodology was used to determine PFS and OS figures.
**	NR = Not reached as of December 2011.

No unexpected adverse events have been observed. Toxicities were manageable with supportive care.

In December 2010, at the ASH annual meeting, we announced updated results from a Phase 1 study of perifosine + lenalidomide (Revlimid®) + dexamethasone in patients with relapsed or refractory multiple myeloma. The data showed a 73% objective response rate (MR or better) with a 50% PR or better rate, a median PFS of 10.8 months, and a median duration for OS of 30.6 months. The myeloma investigators concluded that perifosine in combination with lenalidomide + dexamethasone was well tolerated, even at the highest doses used, and demonstrated encouraging clinical activity and survival.

Multiple Myeloma Phase 3 Registration Clinical Trial

In December 2009, we initiated a Phase 3 registration clinical trial for KRX-0401 (perifosine) in relapsed / refractory multiple myeloma patients. The trial, entitled, "A Phase 3 Randomized Study to Assess the Efficacy and Safety of Perifosine Added to the Combination of Bortezomib (Velcade®) and Dexamethasone in Multiple Myeloma Patients Previously Treated with Bortezomib" is a randomized (1:1), double-blind, placebo-controlled trial comparing the efficacy and safety of perifosine vs. placebo when combined with bortezomib (Velcade®) and dexamethasone. The trial will enroll approximately 400 patients with relapsed or relapsed / refractory multiple myeloma. Patients will be randomized to bortezomib at 1.3 mg/m2 days 1, 4, 8 and 11 every 21 days in combination with dexamethasone 20 mg on the day of and day after bortezomib treatment, and either perifosine 50 mg daily or placebo. Patients eligible for the Phase 3 trial must have been previously treated with both bortezomib (Velcade® ) and an immunomodulatory agent (Revlimid® and/or Thalomid®), and been previously treated with one to four prior lines of therapy. The primary endpoint is PFS and secondary endpoints include ORR, OS and safety. Patients can be relapsed from and refractory to all non-bortezomib based therapies, however, patients can only be relapsed (progressed > 60 days after discontinuing therapy) from prior bortezomib-based therapies. The study is powered at 90% to demonstrate a 50% improvement in PFS between the two arms. Approximately 265 events (defined as disease progression or death) will trigger the un-blinding of the data. This trial is being conducted pursuant to an SPA with the FDA. Additionally, the FDA has granted perifosine Orphan Drug and Fast Track designations in this indication.

The Phase 3 trial is being led by the Principal Investigator, Dr. Paul Richardson, Clinical Director of the Jerome Lipper Multiple Myeloma Center, at Dana-Farber Cancer Institute, or DFCI, in Boston, MA and Dr. Kenneth C, Anderson, Chief, Division of Hematologic Neoplasia at DFCI. Approximately 80 sites throughout North America, Western and Eastern Europe, Israel and South Korea are currently participating in this Phase 3 trial.

Multiple Myeloma Market Opportunity

Multiple myeloma, a cancer of the plasma cell, is an incurable but treatable disease. Multiple myeloma is the second most-common hematologic cancer, representing 1% of all cancer diagnoses and 2% of all cancer deaths. According to the American Cancer Society, in 2012 there will be an estimated 21,700 new cases of multiple myeloma and an estimated 10,710 deaths from multiple myeloma in the U.S. To date, several FDA approved therapies exist for the treatment of multiple myeloma. Despite this progress, patients continue to relapse, become refractory to prior treatments and eventually die from their disease. Thus, new therapies are needed to treat these patients and extend their survival.

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

Recurrent Pediatric Solid Tumors, Including Neuroblastoma

In June 2010, we announced interim data from a Phase 1 clinical trial of KRX-0401 (perifosine) in recurrent pediatric solid tumors. The data was presented in the pediatric solid tumor poster discussion session held at the 46th Annual Meeting of ASCO in Chicago. The study is being conducted by the Memorial Sloan-Kettering Cancer Center pediatric group and represents the first time that KRX-0401 has been administered in a pediatric patient setting.

This Phase 1 study is a single center, open-label, dose-escalating study to assess safety, tolerability, pharmacokinetics, or PK, and to identify any dose limiting toxicity, or DLT, of single agent perifosine in pediatric patients with any solid tumor that has failed standard therapy. Eleven patients (4 males, 7 females), at a median age of 13 years (5-18) were treated in this study as of June 2010. The following tumor types were treated: high-grade glioma (5), medulloblastoma (2), neuroblastoma (3), and ependymoma (1). Most patients were heavily pretreated, with a median of three prior lines of therapy. Cohorts of three patients were treated at three dose levels: 25mg/m2/day, 50mg/m2/day and 75mg/m2/day using 50mg tablets of perifosine after a loading dose on day 1, and taking into account the drug’s long half-life (>100hrs). No DLTs were observed at any of the three dose levels. PK data thus far suggests similar drug absorption by pediatric patients relative to adult patients treated with single agent perifosine.

Of particular interest were the early signs of clinical activity observed in two of the three patients with Stage 4 refractory neuroblastoma. Both patients were refractory to prior treatments upon entering the study and achieved stable disease for 48 weeks and 55+ weeks (ongoing). The investigators concluded that perifosine is well-tolerated in children with recurrent solid tumors and that these early signals of activity warrant further investigation in patients with advanced neuroblastoma and select brain tumors. In May 2010, NCI investigators published, in the Journal of the National Cancer Institute, in vitro and in vivo data demonstrating that perifosine targets the activation of Akt in neuroblastoma cells and xenografts, significantly inhibits tumor growth in vivo and improves the survival of mice bearing neuroblastoma tumors.

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

All of the four CLL patients in the study achieved a PR on single-agent perifosine within one month of treatment and remained on perifosine single agent. As of December 2010, response durations for each of the 4 patients were 4, 8, 9+ and 12 months. The remaining 22 patients were administered the combination with sorafenib, where 5 of the 15 (33%) HL patients achieved a PR with a median response duration of 9 months. An additional 6 patients receiving the combination (40%) achieved SD. The combination was well tolerated with no unexpected safety events. The investigators concluded that perifosine in combination with sorafenib has significant anti-lymphoma activity in relapsed/refractory HL, and that perifosine as a single agent induced prolonged responses in high-risk, heavily pretreated CLL patients.

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

Zerenex™ (ferric citrate)

Overview

Zerenex (ferric citrate) is an oral, ferric iron-based compound that has the capacity to bind to phosphate in the gastrointestinal tract and form non-absorbable complexes. Zerenex is in an ongoing Phase 3 program as a treatment for elevated serum phosphorus levels, or hyperphosphatemia, in patients with ESRD on dialysis, under an SPA agreement with the FDA. Pursuant to the SPA agreement, the Zerenex Phase 3 registration program in the U.S. consists of a short-term efficacy study, and a 58-week long-term safety and efficacy study. In April 2011, we reported the final dataset from the Phase 3 short-term efficacy study. Positive top-line results from this Phase 3 short-term study were announced in November 2010. The long-term Phase 3 study is ongoing.

Zerenex (ferric citrate) is also in Phase 3 development in Japan by JT and Torii.

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

Market Opportunity

In the U.S., according to data from the U.S. Renal Data System, there are approximately 600,000 patients with ESRD and the number of ESRD patients is projected to continue to rise in the future. The majority of ESRD patients, over 380,000, require dialysis. Phosphate retention and the resulting hyperphosphatemia in patients with ESRD on dialysis are usually associated with secondary hyperparathyroidism, renal osteodystrophy, soft tissue mineralization and the progression of renal failure. ESRD patients usually require treatment with phosphate-binding agents to lower and maintain serum phosphorus at acceptable levels.

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

Certain iron parameters, including ferritin and TSAT, were measured in the study. Modest upward trends in ferritin and TSAT levels were observed in the 6 grams/day and 8 grams/day dose groups, which further support our belief that Zerenex may have the potential to reduce the need for intravenous, or IV, iron supplements and/or erythropoiesis-stimulating agents, or ESAs, in dialysis patients. Ferritin and TSAT levels, as well as, IV iron and ESA use, are under evaluation in the ongoing Phase 3 long-term study.

Zerenex appeared to be safe and well-tolerated in the study, with no serious adverse events deemed to be drug-related by the Data Safety Monitoring Committee, which further supports Zerenex’s favorable safety profile seen in prior clinical trials.

Phase 3 Registration Clinical Program – Long-Term Study

In September 2010, we announced the initiation of the long-term Phase 3 study of Zerenex in patients with ESRD on dialysis. The initiation of this study marked the commencement of the final component of our Phase 3 registration program for Zerenex, which is being conducted in accordance with a SPA agreement with the FDA. In September 2011, we announced the completion of patient enrollment in the study. The Phase 3 long-term study is a multicenter, randomized, open-label, safety and efficacy clinical trial in approximately 440 ESRD patients on hemodialysis or peritoneal dialysis. The study consists of a 2-week washout period followed by a 52-week safety assessment in which patients are randomized 2:1 to receive either Zerenex or an active control. The 52-week safety assessment period is followed by a 4-week efficacy assessment. During the 4-week efficacy assessment, only those patients randomized to treatment with Zerenex during the safety assessment period will be randomized in a 1:1 ratio to either continue treatment with Zerenex or to be switched to placebo for a 4-week period. Approximately, 60 sites in the U.S. and select non-U.S. sites are participating in the study.

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

Product candidate	Target indication	Development status	Expected completion of phase	Estimated cost to complete phase
KRX-0401 (perifosine)	Colorectal cancer Multiple myeloma	Phase 3, under SPA Phase 3, under SPA	1H 2012 1H 2013	$2 - $3 million $10 - $13 million*

Zerenex™ (ferric citrate)	Hyperphosphatemia in patients with end-stage renal disease	Phase 3, under SPA	2H 2012	$6 - $7 million

* Includes estimated cost of Velcade® in those non-U.S. countries where Velcade® is not reimbursed.

Completion dates and costs in the above table are estimates and are subject to the uncertainties associated with clinical trials and the related requirements of development. In the cases where the requirements for clinical trials and development programs have not been fully defined, or are dependent on the success of other trials, we cannot estimate trial completion or cost with any certainty. The actual spending on each trial during the year is also dependent on our ability to fund such clinical trials. We therefore direct your attention to Item 7 under the heading “Liquidity and Capital Resources.”

INTELLECTUAL PROPERTY AND PATENTS

General

Patents and other proprietary rights are very important to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents supported by regulatory exclusivity or are effectively maintained as trade secrets. It is our intention to seek and maintain patent and trade secret protection for our drug candidates and our proprietary technologies. As part of our business strategy, our policy is to actively file patent applications in the U.S. and, when appropriate, internationally to cover methods of use, processes of manufacture, new chemical compounds, pharmaceutical compositions and dosing of the compounds and compositions and improvements in each of these. We also rely on trade secret information, technical know-how, innovation and agreements with third parties to continuously expand and protect our competitive position. We have a number of patents and patent applications related to our compounds and other technology, but we cannot guarantee the scope of protection of the issued patents, or that such patents will survive a validity or enforceability challenge, or that any of the pending patent applications will issue as patents.

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

Pursuant to our license for KRX-0401 (perifosine) with AEterna Zentaris Inc., we have the exclusive commercial rights to a series of patents and patent applications in the U.S., Canada and Mexico. These patents and patent applications include a composition of matter patent expiring in the second half of 2013 (with possible patent term extension through the second half of 2018, which is the maximum term of extension under the patent term restoration program), as well as a method of use patent application, directed to the use of perifosine in combination with various other anticancer agents, which would expire in 2023. We have also filed a patent application relating to the combination use of perifosine and capecitabine, which would expire in 2031.

Pursuant to our license for Zerenex (ferric citrate) with Panion & BF Biotech, Inc., or Panion, we have the exclusive commercial rights to a series of patent applications worldwide, excluding certain Asian-Pacific countries. These patents and patent applications cover a composition of matter and method of treatment of hyperphosphatemia in patients with ESRD (expiring in the second half of 2017, with possible patent term extension through 2020 or later), as well as a method for the manufacture of ferric citrate (expiring 2023). We have also filed a patent application relating to the formulation of ferric citrate drug product.

The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:

•	Our composition of matter patent covering KRX-0401 (perifosine) expires in the second half of 2013 and we cannot assure you that we can obtain an extension to the second half of 2018 (the maximum term of extension under the patent term restoration program). Our composition of matter patent covering Zerenex expires in the second half of 2017 and we cannot assure you that we can obtain an extension to 2022 (the maximum term of extension under the patent term restoration program). Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. Upon expiration of our composition of matter patents for KRX-0401 and Zerenex, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any other patents that we may hold, such as method of use patents.

•	Our method of use patents only protect the products when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product that is labeled for an indication that is outside of our patented method, or for which there is a substantial use in commerce outside our patented method.

•	Our pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or potentially sell our products or in countries where others develop, manufacture and potentially sell products using our technologies. Moreover, our pending patent applications, if issued as patents, may not provide additional protection for our products.

•	Because clinical trials for KRX-0401 and Zerenex are ongoing, and because any potential date for regulatory approval is currently unknown, it is possible that the life of these patents following regulatory approval will be minimal, even if the above-discussed extensions are obtained.

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

Japan Tobacco Inc. and Torii Pharmaceutical Co., Ltd.

In September 2007 (amended and restated in June 2009), we entered into a sublicense agreement with JT and Torii, JT's pharmaceutical business subsidiary, under which JT and Torii obtained the exclusive rights for the development and commercialization of Zerenex (ferric citrate) in Japan. The licensing arrangement calls for JT and Torii to pay us up to $100 million in up-front license fees and payments upon the achievement of pre-specified milestones, of which we have received $28 million, including the milestone payment of $5.0 million in April 2011 for the achievement of the Phase 3 commencement milestone. In addition, upon commercialization, JT and Torii will make royalty payments to Keryx on net sales of ferric citrate in Japan. JT and Torii are responsible for the development and commercialization costs in Japan.

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

We have established contract manufacturing relationships for the supply of KRX-0401 (perifosine). We have also established contract manufacturing relationships for the supply of Zerenex (ferric citrate) to ensure that we will have sufficient material for clinical trials. In addition, we are establishing the basis for commercial production capabilities. As with any supply program, obtaining raw materials of the correct quality cannot be guaranteed and we cannot ensure that we will be successful in this endeavor.

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

Contract manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. Our contractors in Europe face similar challenges from the numerous European Union and member state regulatory agencies and authorized bodies. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations and periodic auditing. If they are deemed out of compliance with cGMPs, approvals could be delayed, product recalls could result, inventory could be destroyed, production could be stopped and supplies could be delayed or otherwise disrupted.

If we need to change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve these new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA regulations and standards and may require significant lead times and delay, and disruption of supply. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

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

Before receiving FDA approval to market a product, we must demonstrate that the product is safe and effective for its intended use by submitting to the FDA an NDA containing the pre-clinical and clinical data that have been accumulated, together with chemistry and manufacturing and controls specifications and information, and proposed labeling, among other things. The FDA may refuse to accept an NDA for filing if certain content criteria are not met and, even after accepting an NDA, the FDA may often require additional information, including clinical data, before approval of marketing a product. Whether or not the FDA requests additional information, there is no assurance that the NDA will be approved.

It is also becoming more common for the FDA to request a Risk Evaluation and Mitigation Strategy, or REMS, as part of a NDA. The REMS plan contains post-market obligations of the sponsor to train prescribing physicians, monitor off-label drug use, and conduct sufficient Phase 4 follow-up studies and registries to ensure the continued safe use of the drug.

As part of the approval process, the FDA must inspect and approve each manufacturing facility. Among the conditions of approval is the requirement that a manufacturer’s quality control and manufacturing procedures conform to cGMP. Manufacturers must expend significant time, money and effort to ensure continued compliance, and, in addition to preapproval inspections, the FDA conducts periodic inspections to evaluate continued compliance with cGMP and other requirements. It may be difficult for our manufacturers or us to comply with the applicable cGMP, as interpreted by the FDA, and other FDA regulatory requirements. If we, or our contract manufacturers, fail to comply, then the FDA may not allow us to market products that have been affected by the failure.

If the FDA grants approval, the approval will be limited to those disease states, conditions and patient populations for which the product is deemed to be safe and effective, as demonstrated through clinical studies and other data submitted in the NDA. Further, a product may be marketed only in those dosage forms and for those indications approved in the NDA. Certain changes to an approved NDA, including, with certain exceptions, any significant changes to manufacturing, drug product, or labeling, require approval of a supplemental application before the drug may be marketed as changed. Any products that we manufacture or distribute pursuant to FDA approvals are subject to continuing monitoring and regulation by the FDA, including compliance with cGMP and the reporting of adverse experiences with the drugs. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will generally be limited to those specified in FDA approved labeling, and the advertising of our products will be subject to comprehensive monitoring, review and regulation by the FDA. Drugs whose review was accelerated may carry additional restrictions on marketing activities, including the requirement that all promotional materials are pre-submitted to the FDA. Claims exceeding or deemed inconsistent with those contained in approved labeling, or deemed to be false or misleading, may constitute a violation of the FDCA. Violations of the FDCA or regulatory requirements at any time during the product development process, approval process, or marketing and sale following approval may result in agency enforcement actions, including withdrawal of approval, recall, seizure of products, warning letters, injunctions, fines and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on our business.

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

RESEARCH AND DEVELOPMENT

Company-sponsored research and development expenses (excluding non-cash compensation and discontinued operations) totaled $7,372,000 in 2009, $13,728,000 in 2010 and $26,209,000 in 2011. “Other research and development expenses” consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, manufacture, testing, and enhancement of our drug candidates and technologies, as well as expenses related to in-licensing of new product candidates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

EMPLOYEES

As of February 23, 2012, we had 29 full- and part-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS.

You should carefully consider the following risks and uncertainties. If any of the following occurs, our business, financial condition and/or operating results could be materially harmed. These factors could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history and have incurred substantial operating losses since our inception. We expect to continue to incur losses in the future and may never become profitable.

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2011, we had an accumulated deficit of $369.9 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

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

Even though our product candidate, KRX-0401, is designated for “Fast Track” in the indications of metastatic colorectal cancer and relapsed / refractory multiple myeloma, we cannot assure you that we will receive “priority review” status. Even with “Fast Track” or “priority review” status, such designations do not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures.

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

Additionally, we have never filed a NDA or similar application for approval in the U.S., or in any country, which may result in a delay in, or the rejection of, our filing of an NDA or similar application. We are currently compiling data from all historical KRX-0401 clinical studies, which for some studies date back over 10 years, as well as data relating to non-clinical studies and Chemistry, Manufacturing and Controls, or CMC. We cannot guarantee that we can successfully compile such data to the satisfaction of the FDA, which may result in a delay in, or the rejection of, our filing of an NDA or similar application for KRX-0401. In addition, there are several obligations outside of our ongoing Phase 3 studies for KRX-0401 which we believe are required by the FDA for our NDA filing, including, but not limited to, our ongoing food effect study with a QTc component, and, potentially, additional studies, which we may never be able to complete to the satisfaction of the FDA. Moreover, when the data that we are currently compiling are submitted to the FDA, the FDA could request more information and possibly additional studies, in response to the submitted data, and this could potentially result in a substantial delay in approval.

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

Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding and liver toxicities that have been seen in some high-dose, ferric citrate canine studies, may require us to perform additional safety studies or analyses, which could delay the development of the drug or lead to a decision to discontinue development of the drug. We have submitted to the FDA data from our short-term and long-term rat and canine pre-clinical studies for Zerenex. While the FDA has reviewed the data from these studies and has permitted us to continue with our Phase 3 clinical program, we can provide no assurance that the FDA will not raise any safety concerns in the future from these studies. Drug candidates in the later stages of clinical development may fail to show the desired traits of safety and efficacy despite positive results in earlier clinical testing. The risk remains that a pivotal program may generate efficacy data that will be insufficiently persuasive for the approval of the drug, or may raise safety concerns that may prevent approval of the drug. The risk also remains that a clinical program conducted by one of our partners may raise efficacy or safety concerns that may prevent approval of the drug. Interpretation of the prior pre-clinical and clinical safety and efficacy data of our drug candidates may be flawed. There can be no assurance that safety and/or efficacy concerns from the prior data were not overlooked or misinterpreted, which in subsequent, larger studies might appear and prevent approval of such drug candidates. Top-line results are based on a preliminary analysis of then available data (both safety and efficacy) and there is the risk that that such findings and conclusions could change following a more comprehensive review of the data.

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

Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our drug candidates. In addition, our contract manufacturers will be subject to ongoing periodic and unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with cGMP, as well as other governmental regulations and corresponding foreign standards. While we periodically audit our contractors for adherence to regulatory requirements, we cannot assure you that unforeseen changes at these contractors may occur that change their regulatory standing. The same issues apply to contract analytical services which we use for testing of our products. We will not have control over, other than by contract and periodic oversight, third-party manufacturers' compliance with these regulations and standards. We are currently developing analytical tools for KRX-0401 (perifosine) and ferric citrate active pharmaceutical ingredient and drug product testing. Failure to develop effective analytical tools could result in regulatory or technical delay or could jeopardize our ability to complete Phase 3 clinical trials and/or obtain FDA approval. Switching or engaging multiple third-party contractors to produce our products may be difficult because the number of potential manufacturers may be limited and the process by which multiple manufacturers make the drug substance must meet established specifications at each manufacturing facility. It may be difficult for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. For Zerenex, we currently rely on one supplier to source the ferric citrate active pharmaceutical ingredient. The loss of this source of supply would result in significant additional costs and delays in our development program. Moreover, if we need to change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA and foreign regulations and standards.

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

As of February 23, 2012, we had 29 full and part-time employees. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Bentsur, such agreement does not prevent him from terminating his employment with us.

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

Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. In 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which for the first time established prescription drug coverage for Medicare beneficiaries, under Medicare Part D. Under this program, beneficiaries purchase insurance coverage from private insurance companies to cover the cost of their prescription drugs. However, third-party insurance coverage may not be available to patients for our products. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, their market acceptance may be reduced.

Health care reform measures could adversely affect our business.

The business prospects and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the U.S. and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system, such as proposals relating to the pricing of healthcare products and services in the U.S. or internationally, the reimportation of drugs into the U.S. from other countries (where they are then sold at a lower price), and the amount of reimbursement available from governmental agencies or other third party payors. For example, drug manufacturers are required to have a national rebate agreement with the Department of Health and Human Services, or HHS, in order to obtain state Medicaid coverage, which requires manufacturers to pay a rebate on drugs dispensed to Medicaid patients. On January 27, 2012, the Centers for Medicare and Medicaid Services, or CMS, issued a proposed regulation covering the calculation of Average Manufacturer Price, or AMP, which is the key variable in the calculation of these rebates.

Furthermore, in the U.S., health care reform legislation titled the Patient Protection and Affordable Care Act was signed into law on March 23, 2010. This comprehensive legislation will affect the terms of public and private health insurance and have a substantial impact on the pharmaceutical industry. For example, the new law will impose an annual fee on manufacturers of branded prescription pharmaceuticals that will impact our products. Regulations to implement this and other provisions related to the research, marketing and sale of prescription pharmaceutical products could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses. Government-financed comparative efficacy research could also result in new practice guidelines, labeling or reimbursement policies that discourages use of our products.

For example, in July 2010, CMS released its final rule to implement a bundled prospective payment system for end-stage renal disease facilities as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The final rule delayed the inclusion of oral medications without IV equivalents, such as phosphate binders, in the bundle until January 1, 2014. If phosphate binders are included in the bundle beginning in 2014, separate Medicare reimbursement will no longer be available for phosphate binders, as it is today under Medicare Part D. While it is too early to project the impact bundling may have on the phosphate binder industry, the impact could potentially cause dramatic price reductions for phosphate binders.

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

Online Collaborative Oncology Group, Inc., or OCOG, a subsidiary we acquired through our acquisition of ACCESS Oncology, Inc. in 2004, previously provided clinical trial management and site recruitment services to us as well as other biotechnology and pharmaceutical companies. OCOG entered into its last third-party service contract in 2005 and its business was discontinued as of December 2011. In conducting the activities of OCOG, any failure on our part to comply with applicable governmental regulations or contractual obligations could expose us to liability to our clients and could have a material adverse effect on us. We also could be held liable for errors or omissions in connection with the services we performed. In addition, the wrongful or erroneous delivery of health care information or services may expose us to liability. If we were required to pay damages or bear the costs of defending any such claims, the losses could be material.

Our corporate compliance efforts cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. We are a relatively small company with 29 full and part-time employees as of February 23, 2012. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our cash, cash equivalents and investment securities may not be adequate to finance our operating cash requirements for the length of time that we have estimated.

Depending on the outcome of our Phase 3 study for KRX-0401 in refractory advanced colorectal cancer, our operating cash requirements may vary dramatically. In the event of a negative outcome, we currently anticipate that our cash, cash equivalents and investment securities as of December 31, 2011, exclusive of our anticipated milestone payments to be received, are sufficient to fund our anticipated operating cash requirements for approximately 18 to 20 months from December 31, 2011. Our forecast of the period of time through which our cash, cash equivalents and investment securities will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

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

The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. In particular:

•	Our composition of matter patent covering KRX-0401 (perifosine) expires in the second half of 2013 and we cannot assure you that we can obtain an extension to the second half of 2018 (the maximum term of extension under the patent term restoration program). Our composition of matter patent covering Zerenex expires in the second half of 2017 and we cannot assure you that we can obtain an extension to 2022 (the maximum term of extension under the patent term restoration program). Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. Upon expiration of our composition of matter patents for KRX-0401 and Zerenex, competitors who obtain the requisite regulatory approval can offer products with the same composition as our products so long as the competitors do not infringe any other patents that we may hold, such as method of use patents.

•	Our method of use patents only protect the products when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product that is labeled for an indication that is outside of our patented method, or for which there is a substantial use in commerce outside our patented method.

•	Our pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or potentially sell our products or in countries where others develop, manufacture and potentially sell products using our technologies. Moreover, our pending patent applications, if issued as patents, may not provide additional protection for our products.

•	Because clinical trials for KRX-0401 and Zerenex are ongoing, and because any potential date for regulatory approval is currently unknown, it is possible that the life of these patents following regulatory approval will be minimal, even if the above-discussed extensions are obtained.

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

We currently have two shelf registration statements on Form S-3, filed and declared effective by the SEC, providing for the offering of up to approximately $79 million of common stock and warrants in the aggregate.

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

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

•	developments concerning our drug candidates, including the safety and efficacy results from clinical trials, such as the results from the Phase 3 study for KRX-0401 (perifosine) in advanced refractory colorectal cancer expected to be available in the first half of 2012;

•	announcements of technological innovations by us or our competitors;

•	introductions or announcements of new products by us or our competitors;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in financial estimates by securities analysts;

•	actual or anticipated variations in quarterly operating results;

•	expiration or termination of licenses, research contracts or other collaboration agreements;

•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	negative comments and sentiment in the media; and

•	additions or departures of key personnel.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

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

In October 2009, we filed a statement of claim with the Financial Institution Regulatory Authority, or FINRA, to commence an arbitration proceeding against an SEC registered broker-dealer. In this arbitration proceeding, we seek damages arising from that broker-dealer’s recommendations and purchases of auction rate securities for our cash management account. The claim will be determined by a panel of three FINRA arbitrators. In January 2010, the broker-dealer filed an answer to the statement of claim and denied liability. The hearing concerning our claims against the broker-dealer commenced in October 2011, and is scheduled to be completed in March 2012.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “KERX.”

The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

Fiscal Year Ended December 31, 2011	High	Low
Fourth Quarter	$3.37	$2.38
Third Quarter	$4.94	$2.99
Second Quarter	$5.42	$4.28
First Quarter	$5.19	$3.81

Fiscal Year Ended December 31, 2010	High	Low
Fourth Quarter	$5.47	$4.58
Third Quarter	$4.87	$3.39
Second Quarter	$6.51	$2.74
First Quarter	$3.00	$2.27

Holders

The number of record holders of our common stock as of February 23, 2012 was 55.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011, regarding the securities authorized for issuance under our equity compensation plans, consisting of the 1999 Stock Option Plan, as amended, the 2000 Stock Option Plan, as amended, the 2004 Long-Term Incentive Plan, the 2007 Incentive Plan and the 2009 CEO Incentive Plan.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,917,000	$7.64	3,351,445
Equity compensation plans not approved by security holders	600,000	0.35	–
Total	3,517,000	$6.40	3,351,445

For information about all of our equity compensation plans, see Note 11 to our Consolidated Financial Statements included in this report.

COMMON STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2006 through December 31, 2011, with the cumulative total return over such period on (i) the U.S. Index of The NASDAQ Stock Market and (ii) the Biotechnology Index of The NASDAQ Stock Market. The graph assumes an investment of $100 on December 31, 2006, in our common stock (at the closing market price) and in each of the indices listed above, and assumes the reinvestment of all dividends. Measurement points are December 31 of each year.

ITEM 6. SELECTED FINANCIAL DATA.

The following Statement of Operations Data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, and Balance Sheet Data as of December 31, 2011, 2010, 2009, 2008 and 2007, as set forth below are derived from our audited consolidated financial statements. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2011	2010	2009		2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
License revenue	$5,000	$–	$21,616		$1,180	$204
Other revenue	–	–	3,575		–	727

Total revenue	5,000	–	25,191		1,180	931

Operating expenses:
Research and development:
Non-cash compensation	803	1,236	1,233		(67)	3,574
Other research and development	26,209	13,728	7,372		38,075	74,883
Total research and development	27,012	14,964	8,605		38,008	78,457

General and administrative:
Non-cash compensation	1,289	1,237	1,867		6,815	7,086
Other general and administrative	5,448	5,014	4,904		7,474	9,141
Total general and administrative	6,737	6,251	6,771		14,289	16,227

Total operating expenses	33,749	21,215	15,376		52,297	94,684

Operating (loss) income	(28,749)	(21,215)	9,815		(51,117)	(93,753)

Other income (expense):
Interest and other income (expense), net	380	764	667		(1,665)	4,555
Income taxes	–	–	–		–	(36)

(Loss) income from continuing operations	(28,369)	(20,451)	10,482		(52,782)	(89,234)
Gain (loss) from discontinued operations	246	120	3		(99)	(828)
Net (loss) income	$(28,123)	$(20,331)	$10,485		$(52,881)	$(90,062)

Basic and diluted (loss) income per common share:
Continuing operations	$(0.42)	$(0.34)	$0.21		$(1.18)	$(2.05)
Discontinued operations	– *	– *	–	*	(–) *	(0.02)
Basic and diluted (loss) income per common share	$(0.42)	$(0.34)	$0.21		$(1.18)	$(2.07)

* Amount less than one cent per share.

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, interest receivable and short-term investment securities	$39,470	$28,512	$34,000	$15,467	$62,386
Long-term investment securities	–	–	1,914	7,185	2,296
	$39,470	$28,512	$35,914	$22,652	$64,682

Working capital	30,237	22,520	29,489	9,282	42,319

Total assets	43,488	32,114	40,818	26,634	81,061
Deferred revenue, net of current portion	–	–	–	17,308	11,022
Other liabilities	35	35	50	118	202
Contingent equity rights	2,639	2,639	2,639	4,004	4,004
Total stockholders’ equity (deficiency)	31,047	23,248	32,097	(1,489)	44,422

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

Overview

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of cancer and renal disease. We are developing KRX-0401 (perifosine), a novel, potentially first-in-class, oral anti-cancer agent that inhibits Akt activation in the PI3K pathway, and also affects a number of other key signal transduction pathways, including the JNK pathway, all of which are pathways associated with programmed cell death, growth, differentiation and survival. KRX-0401 is currently in Phase 3 clinical development for both refractory advanced colorectal cancer and relapsed / refractory multiple myeloma, and in Phase 1 and Phase 2 clinical development for several other tumor types. Each of the KRX-0401 Phase 3 programs is being conducted under SPA agreements with the FDA and with Fast-Track Designation.

We are also developing Zerenex™ (ferric citrate), an oral, ferric iron-based compound that has the capacity to bind to phosphate in the gastrointestinal tract and form non-absorbable complexes. Zerenex is currently in Phase 3 clinical development in the United States, under an SPA agreement, as a treatment for hyperphosphatemia (elevated phosphate levels) in patients with ESRD on dialysis. In April 2011, our Japanese partner for Zerenex (ferric citrate), JT and Torii, commenced its Phase 3 clinical program for ferric citrate in Japan. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $5.0 million in April 2011 from JT and Torii for the achievement of the Phase 3 commencement milestone.

We also engage in business development activities that include seeking strategic relationships for our product candidates, as well as evaluating compounds and companies for in-licensing or acquisition. To date, we have not received approval for the sale of any of our drug candidates in any market and, therefore, have not generated any product sales from our drug candidates. We have generated, and expect to continue to generate, revenue from the licensing of rights to Zerenex in Japan to JT and Torii.

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

Our license revenues currently consist of license fees and milestone payments arising from our agreement with JT and Torii. We recognize license revenue in accordance with the revenue recognition guidance of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

Our other revenues consist of fees and payments arising from technology transfer, termination and settlement agreements related to our prior license agreements.

We have not earned any revenues from the commercial sale of any of our drug candidates.

Our research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, manufacture, testing, and enhancement of our drug candidates and technologies, as well as expenses related to in-licensing of new product candidates. We expense our research and development costs as they are incurred. Other research and development expenses, which exclude non-cash compensation and discontinued operations, for the years ended December 31, 2011, 2010 and 2009 were $26,209,000, $13,728,000 and $7,372,000, respectively.

The following table sets forth the other research and development expenses per project, for the periods presented.

	Years ended December 31,
	2011	2010	2009
KRX-0401 (perifosine)	$12,119,000	$5,952,000	$1,930,000
Zerenex (ferric citrate)	13,007,000	6,771,000	3,647,000
Other	1,102,000	1,112,000	679,000
Terminated programs	(19,000)	(107,000)	1,116,000
Total	$26,209,000	$13,728,000	$7,372,000

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

Our ongoing clinical trials are lengthy and expensive. Even if these trials show that our drug candidates are effective in treating certain diseases or conditions, there is no guarantee that we will be able to record commercial sales of any of our drug candidates in the near future. In addition, we expect losses to continue as we continue to fund in-licensing and development of new drug candidates. As we continue our development efforts, we may enter into additional third-party collaborative agreements and may incur additional expenses, such as licensing fees and milestone payments. In addition, we may need to establish the commercial infrastructure required to manufacture, market and sell our drug candidates following approval, if any, by the FDA or regulatory authorities of other countries, which would result in us incurring additional expenses. As a result, our quarterly results may fluctuate and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Years Ended December 31, 2011 and 2010

License Revenue. License revenue for the year ended December 31, 2011 was $5,000,000 due to the recognition of a non-refundable milestone payment received in April 2011 from JT and Torii for their commencement of a Phase 3 clinical program in Japan. There was no license revenue for the year ended December 31, 2010. We expect to recognize additional license revenue in future periods from our sublicense agreement with JT and Torii, provided their Phase 3 program is successful.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants decreased by $433,000 to $803,000 for the year ended December 31, 2011, as compared to $1,236,000 for the year ended December 31, 2010. The decrease in non-cash compensation expense in the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily related to the recording of the fair value of equity awards granted to research and development personnel, which are expensed over the vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses increased by $12,481,000 to $26,209,000 for the year ended December 31, 2011, as compared to $13,728,000 for the year ended December 31, 2010. The increase in other research and development expenses was due primarily to a $6,167,000 increase in research and development expenses related to our two KRX-0401 Phase 3 clinical trials, as well as to a $6,236,000 increase in research and development expenses related to our Zerenex Phase 3 clinical program. We expect our other research and development costs to decrease modestly in 2012 due to the completion of our Phase 3 clinical programs for KRX-0401 and Zerenex, partially offset by expenses associated with our potential filings of new drug applications.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $52,000 to $1,289,000 for the year ended December 31, 2011, as compared to $1,237,000 for the year ended December 31, 2010. The decrease in non-cash compensation expense in the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily related to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $434,000 to $5,448,000 for the year ended December 31, 2011, as compared to $5,014,000 for the year ended December 31, 2010. The increase was due primarily to an increase in miscellaneous general and administrative expenses, including market research initiatives, partially offset by a decrease in legal expenses. Depending on the outcome of our Phase 3 study for KRX-0401 in refractory advanced colorectal cancer, our other general and administrative costs could vary dramatically over the next year. In the event of a negative outcome, we would expect our other general and administrative costs to remain at a comparable level to 2011. With a positive outcome, our other general and administrative costs may increase in order to scale-up our operations and infrastructure to prepare to commercialize KRX-0401, subject to our business development activities.

Interest and Other Income, Net. Interest and other income, net, decreased by $384,000 to $380,000 for the year ended December 31, 2011, as compared to $764,000 for the year ended December 31, 2010. The decrease was primarily due to a one-time $489,000 grant, received in November 2010, under The Patient Protection and Affordable Care Act of 2010 for our drug candidates, KRX-0401 (perifosine) and Zerenex (ferric citrate).

Gain from Discontinued Operations. For the year ended December 31, 2011, we recorded a $246,000 reversal of previously recorded estimated liabilities associated with the discontinued operations of our services business. See Note 8 – Discontinued Operations.

Years Ended December 31, 2010 and 2009

License Revenue. There was no license revenue for the year ended December 31, 2010, as compared to license revenue of $21,616,000 for the year ended December 31, 2009. The decrease in license revenue was due primarily to the recognition in 2009 of all remaining deferred revenue related to the JT and Torii sublicense agreement originally signed in September 2007, and amended and restated in June 2009, and due to the recognition in the year ended December 31, 2009, of a $3.0 million milestone payment received from JT and Torii due to their initiation in 2009 of a Phase 2 clinical study of Zerenex in Japan.

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

As December 31, 2011, we had $39.5 million in cash, cash equivalents, interest receivable, and investment securities, an increase of $11.0 million from December 31, 2010. Depending on the outcome of our Phase 3 study for KRX-0401 in refractory advanced colorectal cancer, our operating cash requirements may vary dramatically. In the event of a negative outcome, we currently anticipate that our cash, cash equivalents and investment securities as of December 31, 2011, exclusive of our anticipated milestone payments to be received, are sufficient to fund our anticipated operating cash requirements for approximately 18 to 20 months from December 31, 2011. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

We currently have two shelf registration statements on Form S-3, filed and declared effective by the SEC, providing for the offering of up to approximately $79 million of common stock and warrants in the aggregate.

•	On August 28, 2009, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-161607) and declared effective by the SEC on September 23, 2009. The registration statement provided for the offering of up to $40 million of our common stock and warrants. Subsequent to the registered direct offering completed in September 2009, there remains approximately $12 million of our common stock and warrants available for sale under the shelf registration statement.

•	On January 3, 2011, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-171517) that was declared effective by the SEC on January 28, 2011, providing for the offering of up to $100 million of our common stock and warrants to purchase our common stock. Subsequent to the registered offering in May 2011, there remains approximately $67 million of our common stock and warrants available for sale under the shelf registration statement.

We may offer the securities under our shelf registration statements from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in our best interests and the best interests of our stockholders. We believe that these shelf registration statements provide us with the flexibility to efficiently raise additional capital to finance our operations as needed.

Net cash used in operating activities of continuing operations for the year ended December 31, 2011 was $22.8 million, as compared to $16.2 million for the year ended December 31, 2010. This increase in cash used in operating activities was due primarily to increased expenditures associated with our Phase 3 clinical programs for KRX-0401 and Zerenex, partially offset by the $5.0 million non-refundable milestone payment received from JT and Torii in April 2011.

For the year ended December 31, 2011, net cash used in investing activities of $4.2 million was primarily the result of investments in held-to-maturity short-term securities, partially offset by maturities of held-to-maturity short-term securities. For the year ended December 31, 2011, net cash provided by financing activities of $33.8 million was related to net proceeds of $30.7 million received from the underwritten registered offering in May 2011 and $3.1 million in net proceeds from the exercise of stock options.

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

OBLIGATIONS AND COMMITMENTS

As of December 31, 2011, we have known contractual obligations, commitments and contingencies of $14,395,000. Of this amount, $13,439,000 relates to research and development agreements (relating to our KRX-0401 and Zerenex clinical programs), of which $9,251,000 is due within the next year. Most of these commitments are contingent upon our continuing development of our drug candidates. The additional $956,000 relates to our operating lease obligations, of which $526,000 is due within the next year.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Research and development agreements	$13,439,000	$9,251,000	$4,188,000	$–	$–
Operating leases	956,000	526,000	430,000	–	–
Total	$14,395,000	$9,777,000	$4,618,000	$–	$–

In August 2010, we signed an amendment to the lease on our corporate and executive office located in New York City extending its term through September 30, 2013. We also executed an amendment to our office sharing agreement with a third party for a portion of our leased space through September 29, 2013, whereby the third party pays us $13,400 per month. This sublet income is not included as an offset to our operating lease obligations in the table above.

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

Accounting Related to Goodwill. As of December 31, 2011, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the FASB issued Accounting Standards Update, or ASU, 2011-08, “Intangibles — Goodwill and Other,” which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us means January 1, 2012. We do not expect that the adoption of ASU 2011-08 will have an impact upon our financial position and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of December 31, 2011, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including government debt, money market funds and bank deposits. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2011, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on these criteria. UHY LLP, our independent registered public accounting firm, has audited the accompanying consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss (income), and cash flows for the years ended December 31, 2011, 2010 and 2009, included in this annual report on page F-1. UHY LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2011, which is found below.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Keryx Biopharmaceuticals, Inc.

We have audited Keryx Biopharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Keryx Biopharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive loss (income), and cash flows of Keryx Biopharmaceuticals, Inc., and our report dated March 2, 2012, expressed an unqualified opinion.

/s/ UHY LLP

New York, New York

March 2, 2012

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2012 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2012 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2012 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2012 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Consolidated Financial Statements

The following consolidated financial statements of Keryx Biopharmaceuticals, Inc. are filed as part of this report.

2.	Consolidated Financial Statement Schedules

All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3.	Exhibits

Exhibit
Number	Exhibit Description
2.1	Agreement and Plan of Merger by and among Keryx Biopharmaceuticals, Inc., AXO Acquisition Corp., and ACCESS Oncology, Inc. dated as of January 7, 2004, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 8, 2004, filed on January 15, 2004 (File No. 000-30929), and incorporated herein by reference.

2.2	First Amendment to the Agreement and Plan of Merger by and among Keryx Biopharmaceuticals, Inc., AXO Acquisition Corp., and ACCESS Oncology, Inc. dated as of February 5, 2004, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated February 5, 2004, filed on February 20, 2004 (File No. 000-30929), and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 12, 2004 (File No. 000-30929), and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002 (File No. 000-30929), and incorporated herein by reference.

3.3	Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007, filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 9, 2007 and incorporated herein by reference.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registrant’s First Amendment to the Registration Statement on Form S-1 filed on June 30, 2000 (File No. 333-37402), and incorporated herein by reference.

10.1†	1999 Stock Option Plan, as amended, filed as Exhibit 10.2 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 000-30929) and incorporated herein by reference.

10.2†	2000 Stock Option Plan, as amended, filed as Exhibit 10.3 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 000-30929) and incorporated herein by reference.

10.3†	2002 CEO Incentive Stock Option Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 000-30929) and incorporated herein by reference.

10.4!	License Agreement dated September 18, 2002 between Zentaris AG and AOI Pharma, Inc, filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004, and incorporated herein by reference.

10.5!	Addendum Agreement to License and Cooperation Agreement for Perifosine dated December 3, 2003 between Zentaris AG and AOI Pharma, Inc., filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004, and incorporated herein by reference.

10.6	Cooperative Research and Development Agreement between the National Cancer Institute and ASTA Medica Inc., as amended, filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 30, 2004, and incorporated herein by reference.

10.7†	Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan, filed with the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders on June 10, 2004, filed on April 29, 2004, and incorporated herein by reference.

10.8!	License Agreement between Keryx Biopharmaceuticals, Inc. and Panion & BF Biotech, Inc. dated as of November 7, 2005, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 8, 2006, and incorporated herein by reference.

10.9†	Amendment to the Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan dated April 11, 2006, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006, and incorporated herein by reference.

10.10†	2007 Incentive Plan, filed as Annex D to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-30929) filed on April 30, 2007, and incorporated herein by reference.

10.11!	Sub-license Agreement by and among Keryx Biopharmaceuticals, Inc., Japan Tobacco Inc., and Torii Pharmaceutical Co., Ltd. dated September 26, 2007, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 9, 2007, and incorporated herein by reference.

10.12!	Amended and Restated License Agreement by and between Panion & BF Biotech, Inc. and Keryx Biopharmaceuticals, Inc. dated March 17, 2008, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008, and incorporated herein by reference.

10.13!	First Amendment to Amended and Restated License Agreement by and between Panion & BF Biotech, Inc. and Keryx Biopharmaceuticals, Inc. dated March 17, 2008.

10.14!	Amended and Restated License Agreement dated June 8, 2009, by and between Keryx Biopharmaceuticals, Inc., Japan Tobacco, Inc. and Japan Torii Pharmaceutical Co. Ltd., filed as Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed on August 8, 2009, and incorporated herein by reference.

10.15	Settlement Agreement and General Release between Keryx Biopharmaceuticals, Inc. and Alfa Wassermann S.p.A. filed as Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed on August 8, 2009, and incorporated herein by reference.

10.16	Amendment to License and Cooperation Agreement for Perifosine by and among AOI Pharma, Inc. (a subsidiary of the Company) and AEterna Zentaris GmbH dated April 12, 2011, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011 and incorporated herein by reference.

10.17†	Employment Agreement with Ron Bentsur dated September 14, 2009, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 16, 2009, and incorporated herein by reference.

10.18†	First Amendment to Employment Agreement with Ron Bentsur dated January 13, 2012, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on January 19, 2012, and incorporated herein by reference.

10.19†	Second Amended and Restated Directors Equity Compensation Plan, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010 and incorporated herein by reference.

10.20†	Change in Control Agreement with James F. Oliviero dated October 31, 2011, as amended on November 3, 2011.

21.1	List of subsidiaries of Keryx Biopharmaceuticals, Inc.

23.1	Consent of UHY LLP.

24.1	Power of Attorney of Director and Officers of Keryx Biopharmaceuticals, Inc. (included herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 2, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 2, 2012.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 2, 2012.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 2, 2012.

101	The following financial information from Keryx Biopharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Income), (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

!	Confidential treatment has been granted with respect to the omitted portions of this exhibit.
†	Indicates management contract or compensatory plan or arrangement.

Keryx Biopharmaceuticals, Inc.

Consolidated Financial Statements as of December 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Keryx Biopharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Keryx Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss (income), and cash flows for each of the years in the three-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keryx Biopharmaceuticals, Inc. as of December 31, 2011 and 2010, and the results of its consolidated operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2012, expressed an unqualified opinion.

/s/ UHY LLP

New York, New York

March 2, 2012

Keryx Biopharmaceuticals, Inc.

Consolidated Balance Sheets as of December 31,

(in thousands, except share and per share amounts)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$35,252	$28,412
Short-term investment securities	4,211	100
Interest receivable	7	—
Other current assets	534	200
Total current assets	40,004	28,712

Property, plant and equipment, net	67	57
Goodwill	3,208	3,208
Other assets, net	209	137
Total assets	$43,488	$32,114

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,870	$5,278
Accrued compensation and related liabilities	897	669
Liabilities of discontinued operations	—	245
Total current liabilities	9,767	6,192

Contingent equity rights	2,639	2,639
Other liabilities	35	35
Total liabilities	12,441	8,866
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (95,000,000 shares authorized, 71,102,899 and 61,521,483 shares issued, 71,022,951 and 61,441,535 shares outstanding at December 31, 2011 and 2010, respectively)	71	62
Additional paid-in capital	401,220	365,307
Treasury stock, at cost, 79,948 shares at December 31, 2011 and 2010, respectively	(357)	(357)
Accumulated deficit	(369,887)	(341,764)
Total stockholders’ equity	31,047	23,248
Total liabilities and stockholders’ equity	$43,488	$32,114

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Operations for the Year Ended December 31,

(in thousands, except share and per share amounts)

	2011	2010	2009

Revenue:
License revenue	$5,000	$—	$21,616
Other revenue	—	—	3,575
Total revenue	5,000	—	25,191

Operating expenses:
Research and development:
Non-cash compensation	803	1,236	1,233
Other research and development	26,209	13,728	7,372
Total research and development	27,012	14,964	8,605

General and administrative:
Non-cash compensation	1,289	1,237	1,867
Other general and administrative	5,448	5,014	4,904
Total general and administrative	6,737	6,251	6,771

Total operating expenses	33,749	21,215	15,376

Operating (loss) income	(28,749)	(21,215)	9,815

Interest and other income, net	380	764	667
(Loss) income from continuing operations before income taxes	(28,369)	(20,451)	10,482

Income taxes	—	—	—
(Loss) income from continuing operations	(28,369)	(20,451)	10,482

Gain from discontinued operations	246	120	3
Net (loss) income	$(28,123)	$(20,331)	$10,485

Basic net (loss) income per common share:
Continuing operations	$(0.42)	$(0.34)	$0.21
Discontinued operations	— *	— *	—	*
Basic net (loss) income per common share	$(0.42)	$(0.34)	$0.21

Diluted net (loss) income per common share:
Continuing operations	$(0.42)	$(0.34)	$0.21
Discontinued operations	— *	— *	—	*
Diluted net (loss) income per common share	$(0.42)	$(0.34)	$0.21

Weighted average shares used in computing basic net (loss) income per common share	67,370,354	58,987,854	49,940,730
Weighted average shares used in computing diluted net (loss) income per common share	67,370,354	58,987,854	50,498,982

* Amount less than one cent.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Income)
for the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share amounts)

				Additional				Accumulated
	Common stock			paid-in		Treasury stock		other comp	Accumulated
	Shares	Amount		capital		Shares	Amount	income (loss)	deficit	Total
Balance at December 31, 2008	47,729,507	$48		$330,738		79,948	$(357)	$-	$(331,918)	$(1,489)

Issuance of common stock in public offering (net of offering costs of $1,557)	8,000,000	8		15,553						15,561
Issuance of common stock warrants in public offering				2,877						2,877
Issuance of common stock in connection with acquisition	500,000	1		1,364						1,365
Issuance of restricted stock	578,539	-	*							-	*
Forfeiture of restricted stock	(361,742)	(-	)*							(-	)*
Issuance of common stock in connection with exercise of warrants	64,174	-	*	-	*					-	*
Issuance of common stock in connection with exercise of options	50,000	-	*	18						18
Compensation in respect of options and restricted stock granted to employees, directors and third-parties				3,100						3,100
Comprehensive income:
Net income									10,485	10,485
Unrealized gain on long-term investment securities								180		180
Total comprehensive income										10,665
Balance at December 31, 2009	56,560,478	$57		$353,650		79,948	$(357)	$180	$(321,433)	$32,097

Issuance of restricted stock	695,500	1								1
Forfeiture of restricted stock	(7,635)	(-	)*							(-	)*
Issuance of common stock in connection with the exercise of warrants from public offering (net of offering costs of $452)	2,908,000	3		7,302						7,305
Issuance of common stock in connection with the exercise of options	1,365,140	1		1,883						1,884
Compensation in respect of options and restricted stock granted to employees, directors and third-parties				2,472						2,472
Comprehensive loss:
Net loss									(20,331)	(20,331)
Reduction of unrealized gain on long-term investment securities								(180)		(180)
Total comprehensive loss										(20,511)
Balance at December 31, 2010	61,521,483	$62		$365,307		79,948	$(357)	$—	$(341,764)	$23,248

Issuance of common stock in public offering (net of offering costs of $2,266)	7,021,277	7		30,727						30,734
Issuance of restricted stock	206,450	-	*							-	*
Forfeiture of restricted stock	(28,338)	(-	)*							(-	)*
Issuance of common stock in connection with the exercise of options	2,382,027	2		3,094						3,096
Compensation in respect of options and restricted stock granted to employees, directors and third-parties				2,092						2,092
Comprehensive loss:
Net loss									(28,123)	(28,123)
Total comprehensive loss										(28,123)
Balance at December 31, 2011	71,102,899	$71		$401,220		79,948	$(357)	$—	$(369,887)	$31,047

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows for the Year Ended December 31,

(in thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) income	$(28,123)	$(20,331)	$10,485
Gain from discontinued operations	246	120	3
(Loss) income from continuing operations	(28,369)	(20,451)	10,482
Adjustments to reconcile (loss) income from continuing operations to cash flows used in operating activities of continuing operations:
Stock compensation expense	2,092	2,473	3,100
Depreciation and amortization	47	60	92
Loss (gain) on sale of investment securities	—	82	(173)
Impairment of investment securities	—	32	68
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in other current assets	(334)	1,321	(1,013)
(Increase) decrease in accrued interest receivable	(7)	66	(41)
Increase in security deposits	(51)	(50)	—
(Increase) decrease in other assets	(21)	(6)	3
Increase in accounts payable and accrued expenses	3,592	376	388
Increase (decrease) in accrued compensation and related liabilities	228	(86)	259
Decrease in other liabilities	—	(15)	(68)
Decrease in deferred revenue	—	—	(18,616)
Net cash used in operating activities of continuing operations	(22,823)	(16,198)	(5,519)
Net cash provided by (used in) operating activities of discontinued operations	1	(10)	3
Net cash used in operating activities	(22,822)	(16,208)	(5,516)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(57)	(23)	(4)
Investment in held-to-maturity short-term securities	(9,941)	(18,366)	(17,593)
Proceeds from maturity of held-to-maturity short-term securities	5,830	35,814	2,343
Proceeds from sale of available-for-sale long-term securities	—	1,620	5,557
Net cash (used in) provided by investing activities	(4,168)	19,045	(9,697)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from public offerings, net	30,734	—	18,438
Proceeds from exercise of warrants from public offering, net	—	7,305	—
Proceeds from exercise of options	3,096	1,884	18

Net cash provided by financing activities	33,830	9,189	18,456

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,840	12,026	3,243

Cash and cash equivalents at beginning of year	28,412	16,386	13,143

CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,252	$28,412	$16,386

NON-CASH TRANSACTIONS
Issuance of common stock in connection with contingent equity rights	$—	$—	$1,365
Issuance of warrants to placement agent in public offering	—	—	100

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of cancer and renal disease. We own a 100% interest in each of ACCESS Oncology, Inc. (“ACCESS Oncology”), Neryx Biopharmaceuticals, Inc., and Accumin Diagnostics, Inc. (“ADI”), all U.S. corporations incorporated in the State of Delaware. Most of our biopharmaceutical development and substantially all of our administrative operations during 2011, 2010 and 2009 were conducted in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

Except for 2009, we have incurred substantial operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2011, we have an accumulated deficit of $369.9 million.

Our major sources of cash have been proceeds from various private placements of equity securities, public offerings of our common stock, option and warrant exercises, interest income, and from the upfront and milestone payments from our Sublicense Agreement with Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”) and miscellaneous payments from our other prior licensing activities. We have not yet commercialized any of our drug candidates and cannot be sure if we will ever be able to do so. Even if we commercialize one or more of our drug candidates, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidates, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates, if approved.

Depending on the outcome of our Phase 3 study for KRX-0401 in refractory advanced colorectal cancer, our operating cash requirements may vary dramatically. In the event of a negative outcome, we currently anticipate that our cash, cash equivalents and investment securities as of December 31, 2011, exclusive of our anticipated milestone payments to be received, are sufficient to fund our anticipated operating cash requirements for approximately 18 to 20 months from December 31, 2011. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

We currently have two shelf registration statements on Form S-3 filed and declared effective by the SEC, providing for the offering of up to $79 million of common stock and warrants in the aggregate. We may offer the securities under our shelf registration statements from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in our best interests and the best interests of our stockholders. We believe that these shelf registration statements provide us with the flexibility to efficiently raise additional capital to finance our operations as needed.

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

The Employment Agreement provided that Mr. Weiss was entitled to receive as severance (i) one year's base salary, (ii) payment of his salary during the 90 days following formal notice of termination of employment, and (iii) a pro rata bonus for the year of termination. In addition, under the terms of the Employment Agreement, all of Mr. Weiss’ outstanding stock options and shares of restricted stock vested, and all stock options remained exercisable for two years following termination. In the year ended December 31, 2009, we recorded approximately $833,000 of expense, in other general and administrative expenses, associated with the cash severance, pro rata bonus and salary during the notice period (of which approximately $245,000 was included in accrued compensation at December 31, 2009 and was paid in January 2010). Additionally, in the year ended December 31, 2009, we recorded approximately $660,000 in non-cash compensation expense (general and administrative) associated with the equity modifications of Mr. Weiss’ outstanding stock options and shares of restricted stock.

On May 20, 2009, we announced that we appointed Ron Bentsur as Chief Executive Officer. The terms of Mr. Bentsur’s employment are set forth in an employment agreement with us dated September 14, 2009, as amended on January 13, 2012. As an inducement to his employment, on May 20, 2009, we granted Mr. Bentsur options to purchase 600,000 shares of our common stock at an exercise price of $0.35, the fair market value of the stock as of the date of grant. The options will vest in equal annual installments over a four-year period or upon an earlier change in control of the Company. The options were granted as an inducement award and were not issued under our 2007 Incentive Plan.

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

INVESTMENT SECURITIES

Investment securities at December 31, 2011 consist of short-term government securities. Investment securities at December 31, 2010 consisted of a bank deposit. We classify our short-term and long-term debt securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Available-for-sale investment securities (which were comprised of auction rate securities) are recorded at fair value. See Note 4 – Fair Value Measurements.

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

REVENUE RECOGNITION

We recognize license revenue in accordance with the revenue recognition guidance of the FASB Accounting Standards Codification, or the Codification. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payments to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract (see Note 9 – License Agreements).

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

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE

Basic net loss or income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss or income per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and warrants. Common equivalent shares have not been included in the net loss per share calculations for the years ended December 31, 2011 and 2010, because the effect of including them would have been anti-dilutive.

Basic and diluted net (loss) income per share were determined as follows:

	For the year ended December 31
(in thousands, except share and per share amounts)	2011	2010	2009
Basic:
(Loss) income from continuing operations	$(28,369)	$(20,451)	$10,482
Gain from discontinued operations	246	120	3
Net (loss) income	$(28,123)	$(20,331)	$10,485
Weighted average shares outstanding	67,370,354	58,987,854	49,940,730
Basic net (loss) income per common share:
Continuing operations	$(0.42)	$(0.34)	$0.21
Discontinued operations	— *	— *	—	*
Basic net (loss) income per common share	$(0.42)	$(0.34)	$0.21
Diluted:
(Loss) income from continuing operations	$(28,369)	$(20,451)	$10,482
Gain from discontinued operations	246	120	3
Net (loss) income	$(28,123)	$(20,331)	$10,485
Weighted average shares outstanding	67,370,354	58,987,854	49,940,730
Effect of dilutive options and warrants	—	—	558,252
Weighted average shares outstanding assuming dilution	67,370,354	58,987,854	50,498,982
Diluted net (loss) income per common share:
Continuing operations	$(0.42)	$(0.34)	$0.21
Discontinued operations	— *	— *	—	*
Diluted net (loss) income per common share	$(0.42)	$(0.34)	$0.21

* Amount less than one cent.

We did not include the following securities in the computation of diluted net (loss) income per common share in the table above because the securities were anti-dilutive during the periods presented:

	For the year ended December 31
	2011	2010	2009

Stock options	3,517,000	7,638,403	8,417,920
Warrants	—	—	2,908,000
Total	3,517,000	7,638,403	11,325,920

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

SEGMENT REPORTING

Following the discontinuation of the Diagnostic segment in September 2008 and the Services segment in December 2011, we have determined that we operate in only one reportable segment: the Products segment.

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

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. As of December 31, 2009, 2010 and 2011, management conducted its annual assessments of goodwill and concluded that there were no impairments. We will continue to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.

CONCENTRATIONS OF CREDIT RISK

We do not have significant off-balance-sheet risk or credit risk concentrations. We maintain our cash and cash equivalents and held-to-maturity investments with multiple financial institutions that invest in investment-grade securities with average maturities of less than twelve months. See Note 3 – Investment Securities and Note 4 – Fair Value Measurements.

NOTE 2 – CASH AND CASH EQUIVALENTS

(in thousands)	December 31, 2011	December 31, 2010

Money market funds	$16,347	$22,743
Checking and bank deposits	18,905	5,669
Total	$35,252	$28,412

Cash is maintained in Federal Deposit Insurance Corporation (“FDIC”) insured accounts at credit qualified financial institutions. At times, such amounts may exceed the FDIC insurance limits. In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000, and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 for interest bearing accounts and December 31, 2012 for non-interest bearing accounts. At December 31, 2011, uninsured cash balances totaled approximately $32.8 million.

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

The following tables summarize our investment securities at December 31, 2011 and December 31, 2010:

	December 31, 2011
(in thousands)	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments (held-to-maturity):

Obligations of domestic governmental agencies (mature April 2012)	$4,011	$2	$—	$4,013
Bank deposit (matures February 2012)	200	—	—	200
Total short-term investment securities	$4,211	$2	$—	$4,213

	December 31, 2010
(in thousands)	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments (held-to-maturity):

Bank deposit (matured January 2011)	$100	—	—	$100
Total short-term investment securities	$100	$—	$—	$100

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

	For the year ended December 31
(in thousands)	2011	2010	2009
Impairment of investment securities	$—	$(32)	$(68)
Net realized loss	—	(82)	—
Net realized gain	—	—	173
	$—	$(114)	$105

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

The following table provides the fair value measurements of applicable financial assets as of December 31, 2011 and 2010:

	Financial assets at fair value as of December 31, 2011
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$16,347	$—	$—
Obligations of domestic governmental agencies (held-to-maturity) (2)	4,011	—	—
Bank deposits (held-to-maturity)	200	—	—
Total	$20,558	$—	$—

	Financial assets at fair value as of December 31, 2010
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$22,743	$—	$—
Bank deposits (held-to-maturity)	100	—	—
Total	$22,843	$—	$—

(1)	Included in cash and cash equivalents on our consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Amortized cost approximates fair value.

The following table summarizes the change in carrying value associated with Level 3 financial assets for the years ended December 31, 2010 and 2011:

(in thousands)	Available-for-sale long-term investments
Balance at December 31, 2009	$1,914

Total impairment charges included in net (loss) income	(32)
Sale of security	(1,620)
Realized loss on sale of security	(82)
Other comprehensive loss (reduction of temporary unrealized gain)	(180)
Balance at December 31, 2010	$—
Balance at December 31, 2011	$—

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

(in thousands)	December 31, 2011	December 31, 2010

Leasehold improvements	$20	$20
Office furniture and equipment	329	315
Computers, software and related equipment	506	463
	855	798
Accumulated depreciation and amortization	(788)	(741)
Net book value	$67	$57

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was approximately $47,000, $60,000 and $92,000, respectively. The following table summarizes depreciation expense for the years ended December 31, 2011, 2010 and 2009.

	For the year ended December 31
(in thousands)	2011	2010	2009

Depreciation expense:
Research and development	28	36	55
General and administrative	19	24	37
Total	$47	$60	$92

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

NOTE 7 - OTHER ASSETS

(in thousands)	December 31, 2011	December 31, 2010

Patents and other intangible assets	$352	$352
Deposits	163	112
Deferred registration fees	46	25
	561	489

Accumulated amortization	(352)	(352)
	$209	$137

There were no amortization expenses for the years ended December 31, 2011, 2010 and 2009. We do not expect to record amortization expenses going forward, as all intangible assets are fully amortized.

NOTE 8 – DISCONTINUED OPERATIONS

In December 2011, we ceased the operations of Online Collaborative Oncology Group, which was providing clinical trial management and site recruitment services and ceased all operations related to the Services segment. In September 2008, we terminated the license agreement related to the ADI product and ceased all operations related to our Diagnostic segment. The results of our Services and Diagnostic segments and the related financial positions have been reflected as discontinued operations in the consolidated financial statements. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

For the years ended December 31, 2011 and 2010, we recorded reversals of previously recorded estimated liabilities associated with our discontinued operations of $246,000 and $120,000, respectively. Summarized selected financial information for discontinued operations are as follows:

	For the year ended December 31
(in thousands)	2011	2010	2009

Service revenue	$156	$—	$3
Operating expenses:
Cost of services	(90)	—	—
Selling, general and administrative	—	(120)	—
Total operating income	246	120	3
Gain from discontinued operations	$246	$120	$3

The assets and liabilities of discontinued operations are stated separately on our accompanying consolidated balance sheets. The major assets and liabilities categories are as follows:

(in thousands)	December 31, 2011	December 31, 2010
Assets
Assets of discontinued operations	$—	$—

Liabilities
Accounts payable and accrued expenses	$—	$89
Deferred revenue	—	156
Liabilities of discontinued operations	$—	$245

NOTE 9 - LICENSE AGREEMENTS

In September 2007, we entered into a Sublicense Agreement with JT and Torii, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate in Japan, which is being developed in the U.S. under the trade name Zerenex. JT and Torii are responsible for the future development and commercialization costs in Japan. Effective as of June 8, 2009, we entered into an Amended and Restated Sublicense Agreement (the “Revised Agreement”) with JT and Torii, which, among other things, provided for the elimination of all significant on-going obligations under the sublicense agreement. Accordingly, in accordance with our revenue recognition policies, all remaining deferred revenue pertaining to this sublicense was recognized in the year ended December 31, 2009.

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

In March 2009, JT and Torii informed us that they had initiated a Phase 2 clinical study of ferric citrate in Japan, which triggered a $3.0 million non-refundable milestone payment, which we received in March 2009. As a result, we recorded license revenue of $3.0 million in accordance with our revenue recognition policy, which was included in the year ended December 31, 2009.

In April 2011, JT and Torii commenced a Phase 3 clinical program of ferric citrate in Japan. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $5.0 million in April 2011 for the achievement of the Phase 3 milestone. As a result, we recorded license revenue of $5.0 million in accordance with our revenue recognition policy, which is included in the year ended December 31, 2011.

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

At the effective date of the merger, each share of ACCESS Oncology common stock, including shares issuable upon the exercise of options exercised before March 1, 2004, and upon the exercise of outstanding warrants, was converted into the right to share in the contingent equity rights pro rata with the other holders of ACCESS Oncology common stock. Pursuant to the merger agreement, 623,145 shares of our common stock valued at approximately $6,325,000 have been issued to the former preferred stockholders of ACCESS Oncology. An additional 4,433 shares of our common stock are issuable to those preferred stockholders of ACCESS Oncology who have yet to provide the necessary documentation to receive shares of our common stock.

On December 16, 2009, we announced the initiation of a Phase 3 registration trial of KRX-0401 (perifosine) for the treatment of patients with relapsed / refractory multiple myeloma. The achievement of this event triggered contingent milestone stock consideration payable to the former stockholders of ACCESS Oncology in the amount of an aggregate of 500,000 shares of our common stock valued at $1,365,000.

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

In no event will we issue more than 4,000,000 shares of our common stock pursuant to the merger agreement. These 4,000,000 shares include 1,127,578 shares issued or issuable to date and any contingent shares as described above. Accordingly, the remaining amount of our common stock deliverable to the former ACCESS Oncology stockholders as milestone consideration will be no more than 2,872,422 shares. The former preferred stockholders of ACCESS Oncology are not entitled to a share of the milestone consideration. Our stockholders approved the issuance of shares of our common stock payable as contingent milestone consideration at the 2004 annual meeting of stockholders, which took place on June 10, 2004.

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

On September 30, 2009, we completed a registered direct offering to certain investors of 8,000,000 shares of our common stock and warrants to purchase up to a total of 2,800,000 shares of our common stock for gross proceeds of approximately $20 million. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.35 of a share of common stock. The purchase price per unit was $2.50. Subject to certain ownership limitations, the warrants were exercisable at any time on or prior to October 1, 2010, at an exercise price of $2.65 per warrant share. In addition, the placement agent received a warrant to purchase up to 108,000 shares of common stock at an exercise price of $3.125 per warrant share, exercisable at any time on or prior to October 1, 2010. Total proceeds from this public offering were approximately $18.4 million, net of offering costs of approximately $1.6 million. As of December 31, 2010, all the warrants were exercised, which provided us with additional proceeds of approximately $7.3 million, net of offering costs of approximately $0.5 million. The shares and warrants were sold under a shelf registration statement on Form S-3 (File No. 333-161607) filed with the SEC on August 28, 2009, and declared effective by the SEC on September 23, 2009.

We currently have two shelf registration statements on Form S-3, filed and declared effective by the SEC, providing for the offering of up to approximately $79 million of common stock and warrants in the aggregate.

•	On August 28, 2009, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-161607) and declared effective by the SEC on September 23, 2009. The registration statement provided for the offering of up to $40 million of our common stock and warrants. Subsequent to the registered direct offering completed in September 2009, there remains approximately $12 million of our common stock and warrants available for sale under the shelf registration statement.

•	On January 3, 2011, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-171517) that was declared effective by the SEC on January 28, 2011, providing for the offering of up to $100 million of our common stock and warrants to purchase our common stock. Subsequent to the registered offering in May 2011, there remains approximately $67 million of our common stock and warrants available for sale under the shelf registration statement.

We may offer the securities under our shelf registration statements from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in our best interests and the best interests of our stockholders. We believe that these shelf registration statements provide us with the flexibility to efficiently raise additional capital to finance our operations as needed.

Treasury Stock

As of December 31, 2011 and 2010, we held a total of 79,948 shares of our common stock in treasury, at a total cost of $357,000.

Equity Incentive Plans

We have in effect the following stock option and incentive plans.

a. The 1999 Stock Option Plan was adopted in November 1999. Under the 1999 Stock Option Plan, our board of directors could grant stock-based awards to directors, consultants and employees. The plan authorizes grants to purchase up to 4,230,000 shares of authorized but unissued common stock. The plan limits the term of each option, to no more than 25 years from the date of the grant, unless otherwise authorized by the board. The plan permits the board of directors or a committee appointed by the board to administer the plan. The administrator has the authority, in its discretion, to determine the terms and conditions of any option granted to a service provider, including the vesting schedule. As of December 31, 2011, no additional shares of our common stock may be issued under the 1999 Stock Option Plan.

b. The 2000 Stock Option Plan was adopted in June 2000. Under the 2000 Stock Option Plan, the compensation committee of our board of directors is authorized to grant stock-based awards to directors, consultants and employees. The 2000 plan authorizes grants to purchase up to 4,455,000 shares of authorized but unissued common stock. The plan limits the term of each option to no more than 10 years from the date of the grant, unless authorized by the board. As of December 31, 2011, up to an additional 1,206,427 shares may be issued under the 2000 Stock Option Plan.

c. The 2004 Long-Term Incentive Plan was adopted in June 2004 by our stockholders. Under the 2004 Long-Term Incentive Plan, the compensation committee of our board of directors is authorized to grant stock-based awards to directors, consultants and employees. The 2004 plan authorizes grants to purchase up to 4,000,000 shares of authorized but unissued common stock. The plan limits the term of each option to no more than 10 years from the date of grant. As of December 31, 2011, up to an additional 1,874,872 shares may be issued under the 2004 Long-Term Incentive Plan.

d. The 2007 Incentive Plan was adopted in June 2007 by our stockholders. Under the 2007 Incentive Plan, the compensation committee of our board of directors is authorized to grant stock-based awards to directors, consultants, employees and officers. The 2007 Incentive Plan authorizes grants to purchase up to 6,000,000 shares of authorized but unissued common stock. The plan limits the term of each option to no more than 10 years from the date of grant. As of December 31, 2011, up to an additional 270,146 shares may be issued under the 2007 Incentive Plan.

e. The 2009 CEO Incentive Plan was adopted in May 2009. Under the 2009 CEO Incentive Plan, our board of directors granted an option to Ron Bentsur, our Chief Executive Officer, to purchase up to 600,000 shares of authorized but unissued common stock. The option has a term of 10 years from the date of grant. The option will vest in equal annual installments over a four-year period or upon an earlier change in control of the Company.

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 3,351,445 shares at December 31, 2011.

Stock Options

The following table summarizes stock option activity for all plans for the years ended December 31, 2011, 2010 and 2009:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	9,114,459	$7.19
Granted	700,000	0.55
Exercised	(50,000)	0.36		$85,300
Forfeited	(159,467)	6.75
Expired	(251,420)	11.16
Outstanding at December 31, 2009	9,353,572	6.63
Granted	417,840	3.71
Exercised	(1,365,140)	1.38		$4,943,663
Forfeited	(2,120)	9.80
Expired	(765,749)	10.20
Outstanding at December 31, 2010	7,638,403	7.05
Granted	692,350	4.53
Exercised	(2,382,027)	1.30		$6,604,300
Forfeited	(98,600)	4.32
Expired	(2,333,126)	13.26
Outstanding at December 31, 2011	3,517,000	$6.40	6.9	$2,139,130
Vested and expected to vest at December 31, 2011	3,473,275	$6.42	6.9	$2,116,924
Exercisable at December 31, 2011	2,161,774	$7.42	6.2	$1,476,282

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life (years)	Weighed- average exercise price	Number exercisable	Weighed-average exercise price
$ 0.10 - $ 3.00	1,161,492	8.7	$0.69	779,892	$0.64
3.70 - 8.90	1,140,458	7.9	5.00	341,832	6.18
9.96 - 14.64	1,215,050	4.2	13.17	1,040,050	12.92
$ 0.10 - $ 14.64	3,517,000	6.9	$6.40	2,161,774	$7.42

Upon the exercise of stock options, we issue new shares of our common stock. As of December 31, 2011, 235,000 options issued to employees and 50,000 options issued to consultants are unvested, milestone-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. The time-vesting restricted stock grants vest primarily over a period of three to four years. The following table summarizes restricted share activity for the years ended December 31, 2011, 2010 and 2009:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3,982,572	$0.36
Granted	578,539	0.76
Vested	(2,707,233)	0.32	$1,325,377
Forfeited	(361,742)	0.34
Outstanding at December 31, 2009	1,492,136	0.59	$3,730,340
Granted	695,500	2.78
Vested	(779,308)	0.67	$3,375,859
Forfeited	(7,634)	1.41
Outstanding at December 31, 2010	1,400,694	1.63	$6,415,179
Granted	206,450	4.49
Vested	(957,225)	1.20	$4,650,171
Forfeited	(28,338)	3.35
Outstanding at December 31, 2011	621,581	$3.16	$1,572,600

On September 14, 2009, we entered in an employment agreement with Ron Bentsur, our Chief Executive Officer, which was amended on January 13, 2012. The agreement, as amended, terminates on May 20, 2014, subject to certain early termination events. As of December 31, 2011, Mr. Bentsur has been granted a total of 350,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In addition, as of December 31, 2011, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

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

Warrants

There were no warrants outstanding during the year ended December 31, 2011. The following table summarizes warrant activity for the years ended December 31, 2010 and 2009:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at January 1, 2009	72,564	0.01
Issued	2,908,000	2.67
Exercised	(64,174)	0.01	$134,335
Expired	(8,390)	0.01
Outstanding at December 31, 2009	2,908,000	2.67	$—
Issued	—	—
Exercised	(2,908,000)	2.67	$5,550,820
Canceled	—	—
Outstanding at December 31, 2010	—	$—	$—

As discussed above, as part of the registered direct offering completed in September 2009, we issued warrants to purchase up to 2,800,000 shares of our common stock, all of which were exercised as of December 31, 2010. The warrants had an exercise price of $2.65 per warrant share. The grant date fair value was $1.03 per warrant, for a total fair value of $2,877,000, which is included in additional paid-in capital on the consolidated balance sheet. In addition, we issued to the placement agent in the transaction warrants to purchase up to 108,000 shares of our common stock at an exercise price of $3.125 per warrant share, all of which were exercised as of December 31, 2010, with a grant date fair value of $0.93 per warrant. The fair values of the warrants described above were estimated at the date of grant using the Black-Scholes pricing model.

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

Black-Scholes Option Valuation Assumptions	2011	2010	2009

Risk-free interest rates	1.4%	1.7%	2.0%
Dividend yield	—	—	—
Volatility	115.0%	126.8%	123.7%
Weighted-average expected term	4.0 years	4.0 years	4.7 years

The weighted average grant date fair value of options granted was $3.43, $2.96 and $0.44 per option for the years ended December 31, 2011, 2010 and 2009, respectively. We used historical information to estimate forfeitures within the valuation model. As of December 31, 2011, there was $2.0 million and $1.4 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.0 years and 1.7 years, respectively. These amounts do not include, as of December 31, 2011, 285,000 options outstanding which are milestone-based and vest upon certain corporate milestones, such as FDA approval of our drug candidates, market capitalization targets, and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs.

On April 23, 2009, our Board of Directors voted to terminate the employment of Michael S. Weiss as our Chairman and Chief Executive Officer (see Note 1). Under the terms of Mr. Weiss’ employment agreement, 1,800,000 shares of restricted stock vested and all of Mr. Weiss’ outstanding stock options vested and remained exercisable for two years following termination. In the year ended December 31, 2009, we recorded approximately $660,000 in non-cash compensation expense (general and administrative) associated with the equity modifications of Mr. Weiss’ outstanding stock options and shares of restricted stock.

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
(in thousands)	2011	2010	2009

Stock-based compensation expense associated with restricted stock (1)	$1,044	$1,584	$1,220
Stock-based compensation expense associated with option grants (2)	1,048	889	1,880
	$2,092	$2,473	$3,100

(1)	Includes $396,000 of non-cash compensation expense in the year ended December 31, 2009, related to equity modifications of restricted stock issued to our previous Chief Executive Officer, who was terminated in April 2009.
(2)	Includes $264,000 of non-cash compensation expense in the year ended December 31, 2009, related to equity modifications of stock options issued to our previous Chief Executive Officer, who was terminated in April 2009.

NOTE 12 – INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable; and therefore, a valuation allowance is established. The valuation allowance for deferred tax assets was $128.0 million and $141.4 million as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, we have U.S. net operating loss carryforwards (“NOL’s”) of approximately $323.6 million, of which approximately $45.9 million were derived from certain stock option exercises and any such benefit realized will be credited to additional paid in capital. For income tax purposes, these NOL’s will expire in the years 2019 through 2030. Due to our various equity transactions, the utilization of certain NOL’s could be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provision and/or the separate return limitation year losses limitation.

Income tax expense differed from amounts computed by applying the US federal income tax rate of 34% to pretax loss as follows:

	For the year ended December 31,
(in thousands)	2011	2010	2009

(Loss) income from continuing operations before income taxes, as reported in the consolidated statements of operations	$(28,369)	$(20,451)	$10,482

Computed “expected” tax (benefit) expense	(9,645)	(7,158)	3,670

(Decrease) increase in income taxes resulting from:
Expected (benefit) expense from state & local taxes	(925)	(1,650)	846
Stock option expiration	5,872	(—)	(—)
Deferred impact rate change	19,072	(—)	4,876
Permanent differences	(147)	(153)	(125)
Other	(2)	(4)	83
Prior year true-up	(829)	652	(658)

Change in the balance of the valuation allowance for deferred tax assets allocated to income tax expense	(13,396)	8,313	(8,692)
	$—	$—	$—

The significant components of deferred income tax expense (benefit) attributable to loss from operations are as follows:

	For the year ended December 31,
(in thousands)	2011	2010	2009
Deferred tax expense (benefit)	$13,396	$(8,313)	$8,520
Federal deferred tax benefit relating to the exercise of stock options	(—)	(—)	172
(Decrease) increase in the valuation allowance for deferred tax asset	(13,396)	8,313	(8,692)
	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below.

(in thousands)	December 31, 2011	December 31, 2010

Deferred tax assets (liabilities):
Net operating loss carryforwards	$120,580	$128,130
Non-cash compensation	4,445	11,483
Unrealized / realized loss on securities	1,164	1,359
Research and development	1,332	—
Intangible assets due to different amortization methods	262	371
Accrued expenses	186	—
Other temporary differences	16	38
Deferred tax asset, excluding valuation allowance	127,985	141,381

Less valuation allowance	(127,985)	(141,381)
Net deferred tax assets	$—	$—

We file income tax returns in the U.S federal and various state and local jurisdictions. For federal and state income tax purposes, the 2008, 2009 and 2010 tax years remain open for examination under the normal three year statute of limitations. The statute of limitations for income tax audits in the U.S. will commence upon utilization of net operating losses and will expire three years from the filing of the tax return.

There was no accrual for interest and penalties related to uncertain tax positions for 2011, 2010 and 2009. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

NOTE 13 – INTEREST AND OTHER INCOME, NET

The components of interest and other income, net are as follows:

	For the year ended December 31,
(in thousands)	2011	2010	2009

Interest income	$159	$148	$315
Other income	221	730	247
(Loss) gain on sale of auction rate securities	—	(82)	173
Impairment expense of auction rate securities	—	(32)	(68)
	$380	$764	$667

In 2010 and 2009, we recorded impairment charges totaling $32,000 and $68,000 respectively, for other-than-temporary declines in the fair value of our prior investments in auction rate securities (see Note 3 – Investment Securities, and Note 4 – Fair Value Measurements). Other income consists of rental income from the sublease of a portion of our leased space and a one-time grant in the amount of $489,000 received in November 2010 under The Patient Protection and Affordable Care Act of 2010 for our drug candidates, KRX-0401 (perifosine) and Zerenex (ferric citrate).

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Research & Development Agreements

We have entered into various research and development agreements (relating to our development of KRX-0401 and Zerenex) under which we are obligated to make payments of approximately $13,439,000 through 2013. The following table shows future research and development payment obligations by period as of December 31, 2011.

(in thousands)	2012	2013	2014	2015	2016
Research and development agreements	$9,251	$4,188	—	—	—

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

Total rental expense was approximately $538,000, $537,000 and $540,000 for the years ended December 31, 2011, 2010, and 2009, respectively. We recognized sublet income of $221,000, $241,000 and $247,000 for the years ended December 31, 2011, 2010 and 2009 related to office sharing agreements.

Future minimum lease commitments as of December 31, 2011, in the aggregate total approximately $956,000 through September 2013. The following table shows future minimum lease commitments by period as of December 31, 2011.

(in thousands)	2012	2013	2014	2015	2016
Operating leases	$526	$430	—	—	—

The sublet income is not included as an offset to our operating lease obligations in the table above.

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

NOTE 15 - LITIGATION

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

In October 2009, we filed a statement of claim with the Financial Institution Regulatory Authority, or FINRA, to commence an arbitration proceeding against an SEC registered broker-dealer. In this arbitration proceeding, we seek damages arising from that broker-dealer’s recommendations and purchases of auction rate securities for our cash management account. The claim will be determined by a panel of three FINRA arbitrators. In January 2010, the broker-dealer filed an answer to the statement of claim and denied liability. The hearing concerning our claims against the broker-dealer commenced in October 2011, and is scheduled to be completed in March 2012.

NOTE 16 – QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	2011
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Revenue:
License revenue	$—	$5,000	$—	$—

Total revenue	—	5,000	—	—

Operating expenses:
Research and development:
Non-cash compensation	259	205	152	187
Other research and development	4,618	6,295	8,620	6,676
Total research and development	4,877	6,500	8,772	6,863

General and administrative:
Non-cash compensation	314	314	320	341
Other general and administrative	1,284	1,404	1,263	1,497
Total general and administrative	1,598	1,718	1,583	1,838

Total operating expenses	6,475	8,218	10,355	8,701

Operating loss	(6,475)	(3,218)	(10,355)	(8,701)

Other income
Interest and other income, net	70	122	108	80
Income taxes	—	—	—	—
Loss from continuing operations	(6,405)	(3,096)	(10,247)	(8,621)

Gain from discontinued operations	—	—	—	246
Net loss	$(6,405)	$(3,096)	$(10,247)	$(8,375)

Basic net loss per common share
Continuing operations	(0.10)	(0.05)	(0.15)	(0.12)
Discontinued operations	—	—	—	— *
Basic net loss per common share	$(0.10)	$(0.05)	$(0.15)	$(0.12)

Diluted net loss per common share
Continuing operations	(0.10)	(0.05)	(0.15)	(0.12)
Discontinued operations	—	—	—	— *
Diluted net loss per common share	$(0.10)	$(0.05)	$(0.15)	$(0.12)

*Amount less than one cent.

F-25

	2010
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Operating expenses:
Research and development:
Non-cash compensation	242	434	322	238
Other research and development	2,554	3,129	3,901	4,144
Total research and development	2,796	3,563	4,223	4,382

General and administrative:
Non-cash compensation	407	261	291	278
Other general and administrative	898	1,356	1,419	1,341
Total general and administrative	1,305	1,617	1,710	1,619

Total operating expenses	4,101	5,180	5,933	6,001

Operating loss	(4,101)	(5,180)	(5,933)	(6,001)

Other income
Interest and other income, net	86	26	85	567
Income taxes	—	—	—	—
Loss from continuing operations	(4,015)	(5,154)	(5,848)	(5,434)

Gain from discontinued operations	—	—	—	120
Net loss	$(4,015)	$(5,154)	$(5,848)	$(5,314)

Basic net loss per common share
Continuing operations	(0.07)	(0.09)	(0.10)	(0.09)
Discontinued operations	—	—	—	— *
Basic net loss per common share	$(0.07)	$(0.09)	$(0.10)	$(0.09)

Diluted net loss per common share
Continuing operations	(0.07)	(0.09)	(0.10)	(0.09)
Discontinued operations	—	—	—	— *
Diluted net loss per common share	$(0.07)	$(0.09)	$(0.10)	$(0.09)

*Amount less than one cent.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 2, 2012, and in the capacities indicated:

Signatures	Title

/s/ Ron Bentsur	Chief Executive Officer and Director
Ron Bentsur	(principal executive officer)

/s/ James F. Oliviero	Chief Financial Officer
James F. Oliviero, CFA	(principal financial and accounting officer)

/s/ Michael P. Tarnok	Chairman of the Board of Directors
Michael P. Tarnok

/s/ Kevin Cameron	Director
Kevin Cameron

/s/ Joseph Feczko, M.D	Director
Joseph Feczko, M.D

/s/ Senator Wyche Fowler, Jr.	Director
Senator Wyche Fowler, Jr.

/s/ Jack Kaye	Director
Jack Kaye

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.20	Change in Control Agreement with James F. Oliviero dated October 31, 2011, as amended on November 3, 2011.

21.1	List of subsidiaries of Keryx Biopharmaceuticals, Inc.

23.1	Consent of UHY LLP.

24.1	Power of Attorney of Director and Officers of Keryx Biopharmaceuticals, Inc. (included herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 2, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 2, 2012.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 2, 2012.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 2, 2012.

101	The following financial information from Keryx Biopharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Income), (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.