Form 10-Q
period 2012-03-31
KERYX BIOPHARMACEUTICALS INC
filed 2012-05-09
CIK 1114220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

Yes ☐ No ☒

There were 71,193,224 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 2, 2012.

KERYX BIOPHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "anticipate," "believe," "estimate," "may," "expect" and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•	expectations for the pre-clinical and clinical development, manufacturing, regulatory approval, and commercialization of ZerenexTM (ferric citrate) or any other products we may acquire or in-license;

•	expectations for our ability to successfully adjust our strategy and reduce our operating expenses following the termination of the KRX-0401 (perifosine) license agreement;

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidate;

•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•	expected losses; and

•	expectations for future capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,700	$35,252
Short-term investment securities	9,212	4,211
Interest receivable	67	7
Other current assets	524	534
Total current assets	31,503	40,004

Property, plant and equipment, net	59	67
Goodwill	3,208	3,208
Other assets, net	209	209
Total assets	$34,979	$43,488

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,559	$8,870
Accrued compensation and related liabilities	178	897
Total current liabilities	9,737	9,767

Contingent equity rights	2,639	2,639
Other liabilities	24	35
Total liabilities	12,400	12,441
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (95,000,000 shares authorized, 71,307,199 and 71,102,899 shares issued, 71,227,251 and 71,022,951 shares outstanding at March 31, 2012 and December 31, 2011, respectively)	71	71
Additional paid-in capital	401,866	401,220
Treasury stock, at cost, 79,948 shares at March 31, 2012 and December 31, 2011, respectively	(357)	(357)
Accumulated deficit	(379,001)	(369,887)
Total stockholders’ equity	22,579	31,047
Total liabilities and stockholders’ equity	$34,979	$43,488

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Operations

for the three months ended March 31, 2012 and 2011 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2012	2011

Operating expenses:
Research and development:
Non-cash compensation	278	259
Other research and development	7,122	4,618
Total research and development	7,400	4,877

General and administrative:
Non-cash compensation	368	314
Other general and administrative	1,408	1,284
Total general and administrative	1,776	1,598

Total operating expenses	9,176	6,475

Operating loss	(9,176)	(6,475)

Interest and other income, net	62	70
Loss before income taxes	(9,114)	(6,405)

Income taxes	—	—
Net loss	$(9,114)	$(6,405)

Basic and diluted net loss per common share	$(0.13)	$(0.10)

Weighted average shares used in computing basic and diluted net loss per common share	71,225,006	61,549,633

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity
for the three months ended March 31, 2012 (Unaudited)

(in thousands, except share amounts)

	Common stock			Additional paid-in	Treasury stock		Accumulated
	Shares	Amount		Capital	Shares	Amount	deficit	Total
Balance at December 31, 2011	71,102,899	$71		$401,220	79,948	$(357)	$(369,887)	$31,047
Changes during the period:
Issuance of restricted stock	204,300	—	*	—	—	—	—	—	*
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		646	—	—	—	646
Net loss	—	—		—	—	—	(9,114)	(9,114)
Balance at March 31, 2012	71,307,199	$71		$401,866	79,948	$(357)	$(379,001)	$22,579

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows
for the three months ended March 31, 2012 and 2011 (Unaudited)

(in thousands)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(9,114)	$(6,405)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock compensation expense	646	573
Depreciation and amortization	10	11
Changes in assets and liabilities:
Decrease in other current assets	10	57
Increase in accrued interest receivable	(60)	—
Increase in security deposits	—	(1)
Increase in other assets	—	(38)
Increase in accounts payable and accrued expenses	689	883
Decrease in accrued compensation and related liabilities	(719)	(491)
Decrease in other liabilities	(11)	(11)
Net cash used in operating activities	(8,549)	(5,422)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(2)	(25)
Investment in held-to-maturity short-term securities	(5,236)	(200)
Proceeds from maturity of held-to-maturity short-term securities	235	100
Net cash used in investing activities	(5,003)	(125)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,552)	(5,547)

Cash and cash equivalents at beginning of period	35,252	28,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,700	$22,865

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

NOTE 1 - GENERAL

Basis of Presentation

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of renal disease. Most of our biopharmaceutical development and substantially all of our administrative operations during the three months ended March 31, 2012 and 2011 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Except for 2009, we have incurred substantial operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2012, we have an accumulated deficit of $379.0 million.

Our major sources of cash have been proceeds from various private placements of equity securities, public offerings of our common stock, option and warrant exercises, interest income, and from the upfront and milestone payments from our Sublicense Agreement with Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”) and miscellaneous payments from our other prior licensing activities. We have not yet commercialized any drug candidate and cannot be sure if we will ever be able to do so. Even if we commercialize a drug candidate, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidate, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidate alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate, if approved.

We currently anticipate that our cash, cash equivalents and investment securities as of March 31, 2012, exclusive of our anticipated milestone payments to be received, are sufficient to fund our anticipated operating cash requirements for approximately 15 to 18 months from March 31, 2012. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidate. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any drug candidate.

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

The following table summarizes our investment securities at March 31, 2012, and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011

Short-term investments:
Obligations of domestic governmental agencies (mature April 2012) (held-to-maturity)	$9,012	$4,011
Bank deposit (matures May 2012) (held-to-maturity)	200	200
Total short-term investment securities	$9,212	$4,211

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

Income Taxes

As of March 31, 2012, we have U.S. net operating loss carryforwards of approximately $330.2 million which expire from 2019 through 2032. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. Due to our historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants outstanding as of March 31, 2012 and 2011, which are not included in the computation of net loss per share amounts, were 3,908,500 and 7,989,528, respectively.

Comprehensive Loss

Comprehensive loss is the same as net loss for all periods presented.

Segment Reporting

Following the discontinuation of the Diagnostic segment in September 2008 and the Services segment in December 2011, we have determined that we operate in only one reportable segment: the Products segment.

Impairment of Goodwill

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. The negative outcome of our Phase 3 "X-PECT" (Xeloda® + Perifosine Evaluation in Colorectal cancer Treatment) clinical trial evaluating perifosine (KRX-0401) + capecitabine (Xeloda) in patients with refractory advanced colorectal cancer, announced on April 2, 2012, triggered an impairment test. As of April 2, 2012, management concluded that there is no impairment of our goodwill.

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

The following table provides the fair value measurements of applicable financial assets as of March 31, 2012:

	Financial assets at fair value as of March 31, 2012
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$14,294	$—	$—
Obligations of domestic governmental agencies (held-to-maturity) (2)	9,012	—	—
Bank deposits (held-to-maturity)	200	—	—
Total	$23,506	$—	$—

(1)	Included in cash and cash equivalents on our consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Amortized cost approximates fair value.

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

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 1,549,218 shares at March 31, 2012.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2012:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2011	3,517,000	$6.40	6.9	$2,139,130
Granted	391,500	2.53	10.0
Exercised	—	—		$—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2012	3,908,500	$6.01	6.9	$6,450,747
Vested and expected to vest at March 31, 2012	3,855,991	$6.04	6.9	$6,353,832
Exercisable at March 31, 2012	2,291,052	$7.26	6.1	$3,557,752

Upon the exercise of stock options, we issue new shares of our common stock. As of March 31, 2012, 235,000 options issued to employees and 50,000 options issued to consultants are unvested, milestone-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. The time-vesting restricted stock grants vest primarily over a period of three to four years. The following table summarizes restricted share activity for the three months ended March 31, 2012:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value

Outstanding at December 31, 2011	621,581	$3.16	$1,572,600
Granted	204,300	2.53
Vested	(159,602)	2.89	$607,126
Forfeited	—	—
Outstanding at March 31, 2012	666,279	$3.03	$3,318,069

On September 14, 2009, we entered in an employment agreement with Ron Bentsur, our Chief Executive Officer, which was amended on January 13, 2012. The agreement, as amended, terminates on May 20, 2014, subject to certain early termination events. As of March 31, 2012, Mr. Bentsur has been granted a total of 350,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In addition, as of March 31, 2012, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

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

Stock-Based Compensation

We incurred $646,000 and $573,000 of non-cash compensation expense related to equity incentive grants during the three months ended March 31, 2012 and 2011, respectively. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Three months ended March 31,
	2012	2011
Risk-free interest rates	0.6%	1.6%
Dividend yield	—	—
Volatility	110.0%	116.5%
Weighted-average expected term	4.0 years	4.0 years

The weighted average grant date fair value of options granted for the three months ended March 31, 2012 and 2011 was $1.85 and $3.57 per option, respectively. We used historical information to estimate forfeitures within the valuation model. As of March 31, 2012, there was $2.4 million and $1.6 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.0 years and 1.9 years, respectively. These amounts do not include, as of March 31, 2012, 285,000 options outstanding which are milestone-based and vest upon certain corporate milestones, such as U.S. Food and Drug Administration, or FDA, approval of our drug candidate, market capitalization targets, and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs.

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

NOTE 5 – SUBSEQUENT EVENTS

On April 2, 2012, we reported that the Phase 3 "X-PECT" (Xeloda® + Perifosine Evaluation in Colorectal cancer Treatment) clinical trial evaluating perifosine (KRX-0401) + capecitabine (Xeloda) in patients with refractory advanced colorectal cancer did not meet the primary endpoint of improving overall survival versus capecitabine + placebo. On May 4, 2012, we executed a License Termination and Technology Transfer Agreement with Aeterna Zentaris GmbH (“Zentaris”), whereby the license agreement for KRX-0401 (perifosine) was terminated, and in exchange for the transfer of the U.S. Investigational New Drug Application, development data, intellectual property and contracts to Zentaris, Keryx shall receive a royalty on future net sales of perifosine in the U.S., Canada and Mexico. Zentaris has assumed all costs related to the Perifosine program going forward.

Due to the termination of the license for KRX-0401, we are no longer committed to pay to the former stockholders of ACCESS Oncology, Inc. certain contingent equity rights (up to 2,872,422 shares of our common stock). We expect to recognize an extraordinary gain in the second quarter of 2012 relating to the write-off of the contingent equity rights.

In October 2009, we filed a statement of claim with the Financial Institution Regulatory Authority, or FINRA, to commence an arbitration proceeding against an SEC registered broker-dealer, seeking damages arising from that broker-dealer’s recommendations and purchases of auction rate securities for our cash management account. In January 2010, the broker-dealer filed an answer to the statement of claim and denied liability. The hearing concerning our claims against the broker-dealer commenced in October 2011 and completed in March 2012. On May 7, 2012, we received the arbitrators’ award, which requires the broker-dealer to pay us compensatory damages in the amount of approximately $1.8 million. We expect to receive, after fees and legal expenses, approximately $1.5 million. The award may be subject to appeal within thirty days. The claim was determined by a panel of three FINRA arbitrators.

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

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of renal disease. We are developing Zerenex™ (ferric citrate), an oral, ferric iron-based compound that has the capacity to bind to phosphate in the gastrointestinal tract and form non-absorbable complexes. Zerenex is currently in Phase 3 clinical development in the United States, under a Special Protocol Assessment, or SPA, agreement with the U.S. Food and Drug Administration, or FDA, as a treatment for hyperphosphatemia (elevated phosphate levels) in patients with end-stage renal disease, or ESRD, on dialysis. In addition, Zerenex (ferric citrate) is in Phase 3 clinical development in Japan by our Japanese partner, Japan Tobacco Inc., or JT, and Torii Pharmaceutical Co., Ltd., or Torii.

We also engage in business development activities that include seeking strategic relationships for our drug candidate, as well as evaluating compounds and companies for in-licensing or acquisition. To date, we have not received approval for the sale of any drug candidate in any market and, therefore, have not generated any product sales from any drug candidate. We have generated, and expect to continue to generate, revenue from the licensing of rights to Zerenex in Japan to JT and Torii.

RECENT DEVELOPMENTS

ZerenexTM (ferric citrate)

On April 23, 2012, our Japanese partner for Zerenex (ferric citrate), JT and Torii, announced positive top-line results from a Phase 3 study of ferric citrate in Japan for the treatment of hyperphosphatemia in end-stage renal disease patients on hemodialysis. This study is part of an ongoing Phase 3 program for ferric citrate in Japan for the treatment of hyperphosphatemia. The Phase 3 study, conducted in Japan, was an open-label, randomized study evaluating the efficacy and safety of ferric citrate against an active control, sevelamer hydrochloride, over 12 weeks in hemodialysis patients with hyperphosphatemia. In the top-line results, which evaluated the change of serum phosphorus from baseline, the primary endpoint of efficacy met non-inferiority to sevelamer hydrochloride. Furthermore, there were no clinically significant findings on safety and tolerability of ferric citrate within the treatment period. JT and Torii stated that it is aiming to submit the marketing application for ferric citrate in Japan in the fiscal year ending March 31, 2013.

KRX-0401 (perifosine)

On April 2, 2012, we reported that the Phase 3 "X-PECT" (Xeloda® + Perifosine Evaluation in Colorectal cancer Treatment) clinical trial evaluating perifosine (KRX-0401) + capecitabine (Xeloda) in patients with refractory advanced colorectal cancer did not meet the primary endpoint of improving overall survival versus capecitabine + placebo. On May 4, 2012, we executed a License Termination and Technology Transfer Agreement with Aeterna Zentaris GmbH, or Zentaris, whereby the license agreement for KRX-0401 (perifosine) was terminated, and in exchange for the transfer of the U.S. Investigational New Drug Application, development data, intellectual property and contracts to Zentaris, Keryx shall receive a royalty on future net sales of perifosine in the U.S., Canada and Mexico. Zentaris has assumed all costs related to the Perifosine program going forward.

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

We have not earned any revenues from the commercial sale of any drug candidate.

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

Our ongoing clinical trials are lengthy and expensive. Even if these trials show that our current, and any future, drug candidate is effective in treating certain diseases or conditions, there is no guarantee that we will be able to record commercial sales of any drug candidate in the near future. In addition, we expect losses to continue as we continue to fund in-licensing and development of new drug candidates. As we continue our development efforts, we may enter into additional third-party collaborative agreements and may incur additional expenses, such as licensing fees and milestone payments. In addition, we may need to establish the commercial infrastructure required to manufacture, market and sell our drug candidate(s) following approval, if any, by the FDA, European Medicines Agency, or EMA, or regulatory authorities of other countries, which would result in us incurring additional expenses. As a result, our quarterly results may fluctuate and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Three months ended March 31, 2012 and March 31, 2011

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $19,000 to $278,000 for the three months ended March 31, 2012, as compared to $259,000 for the three months ended March 31, 2011. The increase in non-cash compensation expense in the three months ended March 31, 2012, as compared to March 31, 2011, was primarily related to the recording of the fair value of equity awards granted to research and development personnel, which are expensed over the vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses increased by $2,504,000 to $7,122,000 for the three months ended March 31, 2012, as compared to $4,618,000 for the three months ended March 31, 2011. The increase in other research and development expenses was due primarily to a $1,241,000 increase in research and development expenses related to the two KRX-0401 Phase 3 clinical trials, as well as a $1,120,000 increase in research and development expenses related to our Zerenex Phase 3 clinical program. We expect our other research and development costs to decrease for the remainder of 2012 due to the termination of our clinical development program and license agreement for KRX-0401 and the expected completion of the Zerenex long-term Phase 3 study in the fourth quarter of 2012, partially offset by expenses associated with our potential filings of new drug applications for Zerenex.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $54,000 to $368,000 for the three months ended March 31, 2012, as compared to $314,000 for the three months ended March 31, 2011. The increase in non-cash compensation expense in the three months ended March 31, 2012, as compared to March 31, 2011, was primarily related to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $124,000 to $1,408,000 for the three months ended March 31, 2012, as compared to $1,284,000 for the three months ended March 31, 2011. The increase was due primarily to increased miscellaneous general and administrative expenses, including legal expenses. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2012.

Interest and Other Income, Net. Interest and other income, net, decreased by $8,000 to $62,000 for the three months ended March 31, 2012, as compared to $70,000 for the three months ended March 31, 2011. The decrease was due primarily to lower rental income from the sublease of a portion of our leased space.

LIQUIDITY AND CAPITAL RESOURCES

Our major sources of cash have been proceeds from various private placements of equity securities, option and warrant exercises, public offerings of our common stock, interest income, and from the upfront and milestone payments from our sublicense agreement with JT and Torii and miscellaneous payments from our other prior licensing activities. We have not yet commercialized a drug candidate and cannot be sure if we will ever be able to do so. Even if we commercialize a drug candidate, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidate, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidate alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate.

As March 31, 2012, we had $31.0 million in cash, cash equivalents, interest receivable, and investment securities, a decrease of $8.5 million from December 31, 2011. We currently anticipate that our cash, cash equivalents and investment securities as of March 31, 2012, exclusive of our anticipated milestone payments to be received, are sufficient to fund our anticipated operating cash requirements for approximately 15 to 18 months from March 31, 2012. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidate. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any drug candidate.

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

Cash used in operating activities for the three months ended March 31, 2012 was $8.5 million, as compared to $5.4 million for the three months ended March 31, 2011. This increase in cash used in operating activities was due primarily to increased expenditures associated with our Phase 3 clinical programs for KRX-0401 and Zerenex.

For the three months ended March 31, 2012, net cash used in investing activities of $5.0 million was primarily the result of investments in held-to-maturity short-term securities, partially offset by maturities of held-to-maturity short-term securities. For the three months ended March 31, 2012, there was no net cash provided by financing activities.

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

Accounting Related to Goodwill. As of March 31, 2012, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of March 31, 2012, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including government debt, money market funds and bank deposits. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, other than as noted below.

In October 2009, we filed a statement of claim with the Financial Institution Regulatory Authority, or FINRA, to commence an arbitration proceeding against an SEC registered broker-dealer, seeking damages arising from that broker-dealer’s recommendations and purchases of auction rate securities for our cash management account. In January 2010, the broker-dealer filed an answer to the statement of claim and denied liability. The hearing concerning our claims against the broker-dealer commenced in October 2011 and completed in March 2012. On May 7, 2012, we received the arbitrators’ award, which requires the broker-dealer to pay us compensatory damages in the amount of approximately $1.8 million. We expect to receive, after fees and legal expenses, approximately $1.5 million. The award may be subject to appeal within thirty days. The claim was determined by a panel of three FINRA arbitrators.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2012, we had an accumulated deficit of $379.0 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate.

We have not yet commercialized any drug candidate and cannot be sure that we will ever be able to do so. Even if we commercialize a drug candidate, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain regulatory approval for our drug candidate, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidate.

Risks Associated with Our Product Development Efforts

If we are unable to successfully complete our clinical trial programs, or if such clinical trials take longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same disease that we are studying. If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials in a cost-effective or timely manner or at all. In addition, conducting multi-national studies adds another level of complexity and risk. We may be subject to events affecting countries outside the U.S.

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

In May 2010 and in September 2010, we initiated two Phase 3 clinical trials for Zerenex (ferric citrate) as a treatment of hyperphosphatemia in patients with end-stage renal disease pursuant to a SPA with the FDA. Many companies which have been granted SPAs and/or the right to utilize Fast Track or accelerated approvals have ultimately failed to obtain final approval to market their drugs. Since we are seeking approval for Zerenex under a SPA, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision. Additionally, the regulatory approval of new therapies could invalidate our SPA, or require us to conduct additional, expensive clinical trials to obtain regulatory approval.

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

Pre-clinical testing and clinical development are long, expensive and uncertain processes. If our drug candidate does not receive the necessary regulatory approvals, we will be unable to commercialize our drug candidate, Zerenex.

We have not received, and may never receive, regulatory approval for the commercial sale of any drug candidate. We will need to conduct significant additional research and human testing before we can apply for product approval with the FDA or with regulatory authorities of other countries. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product. It requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. The FDA, or regulatory authority of another country as applicable, may pose additional questions or request further clinical substantiation. It may take us many years to complete the testing of our drug candidate and failure can occur at any stage of this process. Negative or inconclusive results or medical events during a pre-clinical or clinical trial could cause us to delay or terminate our development efforts. Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies.

Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding and liver toxicities that have been seen in some high-dose, ferric citrate canine studies, may require us to perform additional safety studies or analyses, which could delay the development of the drug or lead to a decision to discontinue development of the drug. We have submitted to the FDA data from our short-term and long-term rat and canine pre-clinical studies for Zerenex. While the FDA has reviewed the data from these studies and has permitted us to continue with our Phase 3 clinical program, we can provide no assurance that the FDA will not raise any safety concerns in the future from these studies. Drug candidates in the later stages of clinical development may fail to show the desired traits of safety and efficacy despite positive results in earlier clinical testing. The risk remains that a pivotal program may generate efficacy data that will be insufficiently persuasive for the approval of the drug, or may raise safety concerns that may prevent approval of the drug. The risk also remains that a clinical program conducted by one of our partners may raise efficacy or safety concerns that may prevent approval of the drug. Interpretation of the prior pre-clinical and clinical safety and efficacy data of our drug candidate may be flawed. There can be no assurance that safety and/or efficacy concerns from the prior data were not overlooked or misinterpreted, which in subsequent, larger studies might appear and prevent approval of such drug candidate. Top-line results are based on a preliminary analysis of then available data (both safety and efficacy) and there is the risk that such findings and conclusions could change following a more comprehensive review of the data.

We may not be able to replicate in our Phase 3 clinical program for Zerenex, the efficacy and safety results for Zerenex observed in the previous Phase 3 and Phase 2 clinical trials and the Open-Label Extension, or OLE, clinical trial. The positive effects of Zerenex on intravenous iron and erythropoiesis-stimulating agent, or ESA, use observed in the OLE clinical trial may not be reproducible. Further, any negative effects of the potential absorption and/or accumulation of ferric iron or citrate could significantly limit the likelihood of obtaining regulatory approval for Zerenex.

Independent Data Safety Monitoring Boards, or DSMBs, are monitoring the safety of our Phase 3 clinical program for Zerenex (ferric citrate) and, in accordance with the protocol for the clinical trial, will periodically assess whether the Phase 3 trial should continue as planned. The DSMBs have the authority to recommend placing a trial on clinical hold, temporarily or permanently, or recommend termination of the clinical trial, based on an evaluation of safety and efficacy. The DSMBs are independent from us and we have no control or influence on their decisions. We can provide no assurance that future meetings of our DSMBs will result in a positive outcome.

Clinical trials have a high risk of failure. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving what appeared to be promising results in earlier trials. If we experience delays in the testing or approval process or if we need to perform more or larger clinical trials than originally planned, our financial results and the commercial prospects for our drug candidate may be materially impaired. In addition, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval in the U.S. and abroad. Accordingly, we may encounter unforeseen problems and delays in the approval process. Although we engage, from time to time, clinical research organizations with experience in conducting regulatory trials, errors in the conduct, monitoring and/or auditing could potentially invalidate the results.

Because all of our proprietary technologies are licensed to us by third parties, termination of these license agreements would prevent us from developing our drug candidate.

We do not own our drug candidate. We have licensed the rights, patent or otherwise, to our drug candidate from a third party. The license agreement requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the agreement, we must pay royalties on sales of product resulting from the licensed technologies and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner or if we otherwise breach the terms of our license agreement, our licensor could terminate the agreement, and we would lose the rights to our drug candidate. From time to time, we may have disagreements with our licensors or collaborators, or they and/or we may have disagreements with the original inventors, regarding the terms of our agreements or ownership of proprietary rights, which could lead to delays in the research, development and commercialization of our current, and any future, drug candidate, could require or result in litigation or arbitration, which would be time-consuming and expensive, or could lead to the termination of a license, or force us to negotiate a revised or new license agreement on terms less favorable than the original.

On April 2, 2012, we reported that the Phase 3 "X-PECT" (Xeloda® + Perifosine Evaluation in Colorectal cancer Treatment) clinical trial evaluating perifosine (KRX-0401) + capecitabine (Xeloda) in patients with refractory advanced colorectal cancer did not meet the primary endpoint of improving overall survival versus capecitabine + placebo. On May 4, 2012, we executed a License Termination and Technology Transfer Agreement with Aeterna Zentaris GmbH, or Zentaris, whereby the license agreement for KRX-0401 (perifosine) was terminated, and in exchange for the transfer of the U.S. Investigational New Drug Application, development data, intellectual property and contracts to Zentaris, Keryx shall receive a royalty on future net sales of perifosine in the U.S., Canada and Mexico. Zentaris has assumed all costs related to the Perifosine program going forward. The termination of the license agreement for KRX-0401 could depress the market for our common stock.

We rely on third parties to manufacture and analytically test our drug candidate. If these third parties do not successfully manufacture and test our drug candidate, our business will be harmed.

We have limited experience in manufacturing products for clinical or commercial purposes. We intend to continue, in whole or in part, to use third parties to manufacture and analytically test our drug candidate for use in clinical trials and for future sales. We may not be able to enter into future contract agreements with these third-parties on terms acceptable to us, if at all.

Our ability to conduct clinical trials and commercialize our drug candidate will depend on the ability of such third parties to manufacture our drug candidate on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices, or cGMP, and other regulatory requirements, including requirements from federal and state environmental and safety regulatory agencies. Prior to approval, we will need to complete validation studies that the FDA must review and approve. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. Contract manufacturers often encounter difficulties in scaling up production, including problems involving raw material supplies, production yields, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, compliance with FDA and foreign regulations, production costs and development of advanced manufacturing techniques and process controls. Any of these difficulties, if they occur, and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for our drug candidate. These risks become more acute as we scale up for commercial quantities, where a reliable source of raw material supplies becomes critical to commercial success. For example, given the large quantity of materials required for ferric citrate production, as we approach commercialization for Zerenex we will need to ensure an adequate supply of starting materials that meet quality, quantity and cost standards. Failure to achieve this level of supply can jeopardize the successful commercialization of the product. Moreover, issues that may arise in our current transition to a commercial batch manufacturer for Zerenex can lead to delays in our planned clinical trials and development timelines, and could affect our ability to complete our clinical trials on a cost-effective or timely basis, if at all.

Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our drug candidate. In addition, our contract manufacturers will be subject to ongoing periodic and unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with cGMP, as well as other governmental regulations and corresponding foreign standards. While we periodically audit our contractors for adherence to regulatory requirements, we cannot assure you that unforeseen changes at these contractors will not occur that could change their regulatory standing. The same issues apply to contract analytical services which we use for testing of our drug candidate. We will not have control over, other than by contract and periodic oversight, third-party manufacturers' compliance with these regulations and standards. We are currently developing analytical tools for ferric citrate active pharmaceutical ingredient and drug product testing. Failure to develop effective analytical tools could result in regulatory or technical delay or could jeopardize our ability to complete our Phase 3 clinical program and/or obtain FDA approval. Switching or engaging multiple third-party contractors to produce our product may be difficult because the number of potential manufacturers may be limited and the process by which multiple manufacturers make the drug substance must meet established specifications at each manufacturing facility. It may be difficult for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. For Zerenex, we currently rely on one supplier to source the ferric citrate active pharmaceutical ingredient. The loss of this source of supply would result in significant additional costs and delays in our development program. Moreover, if we need to add or change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve any new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA and foreign regulations and standards.

If we do not establish or maintain manufacturing, drug development and marketing arrangements with third parties, we may be unable to commercialize our products.

We do not possess all of the capabilities to fully commercialize our product on our own. From time to time, we may need to contract with third parties to:

•	manufacture our product candidate;

•	assist us in developing, testing and obtaining regulatory approval for and commercializing our compound and technologies; and

•	market and distribute our drug product.

We can provide no assurance that we will be able to successfully enter into agreements with such third parties on terms that are acceptable to us, if at all. If we are unable to successfully contract with third parties for these services when needed, or if existing arrangements for these services are terminated, whether or not through our actions, or if such third parties do not fully perform under these arrangements, we may have to delay, scale back or end one or more of our drug development programs or seek to develop or commercialize our product independently, which could result in delays. Furthermore, such failure could result in the termination of license rights to our product. If these manufacturing, development or marketing agreements take the form of a partnership or strategic alliance, such arrangements may provide our collaborators with significant discretion in determining the efforts and resources that they will apply to the development and commercialization of our product. Accordingly, to the extent that we rely on third parties to research, develop or commercialize our product, we are unable to control whether such product will be scientifically or commercially successful. Additionally, if these third parties fail to perform their obligations under our agreements with them or fail to perform their work in a satisfactory manner, in spite of our efforts to monitor and ensure the quality of such work, we may face delays in achieving the regulatory milestones required for commercialization of our current, and any future, drug candidate.

If, in the future, the market conditions for raising capital deteriorate, we may be forced to rely predominantly or entirely on our ability to contract with third parties for our manufacturing, drug development and marketing. If we are unable to contract with such third parties, we may be forced to limit or suspend or terminate the development of our drug candidate.

Our reliance on third parties, such as clinical research organizations, or CROs, may result in delays in completing, or a failure to complete, clinical trials if such CROs fail to perform under our agreements with them.

In the course of product development, we engage CROs to conduct and manage clinical studies and to assist us in guiding our products through the FDA review and approval process. If the CROs fail to perform their obligations under our agreements with them or fail to perform clinical trials in a satisfactory manner, we may face significant delays in completing our clinical trials, as well as commercialization of one or more drug candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials and the market approval of drug candidate(s).

Other Risks Related to Our Business

If we are unable to develop adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize our product effectively.

In the event our drug candidate is approved by the FDA, we may conduct our own sales and marketing effort to support the drug. We currently have limited experience in sales, marketing or distribution. To directly market and distribute any product, we must build a sales and marketing organization with appropriate technical expertise and distribution capabilities. We may attempt to build such a sales and marketing organization on our own or with the assistance of a contract sales organization. For some market opportunities, we may want or need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the commercial success of our product. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our product, and some or all of the revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful. Additionally, building marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels.

From time to time we may consider offers or hold discussions with companies for partnerships or the acquisition of our company or any of our current or future products. Any accepted offer may preclude us from commercializing our product(s) effectively.

Even if we obtain FDA approval to market our drug product, if it fails to achieve market acceptance, we may never record meaningful revenues.

Even if our product is approved for sale, it may not be commercially successful in the marketplace. Market acceptance of our drug product will depend on a number of factors, including:

•	perceptions by members of the health care community, including physicians, of the safety and efficacy of our product candidate, including, but not limited to, the perception of the long-term effects of the potential absorption and/or accumulation of ferric iron or citrate resulting from the use of Zerenex;

•	the rates of adoption of our product by medical practitioners and the target populations for our product;

•	the potential advantages that our product offers over existing treatment methods;

•	the cost-effectiveness of our product relative to competing products;

•	the availability of government or third-party payor reimbursement for our product;

•	the side effects or unfavorable publicity concerning our product or similar products; and

•	the effectiveness of our sales, marketing and distribution efforts.

Because we expect sales of our product, if approved, to generate substantially all of our revenues in the long-term, the failure of our drug to find market acceptance would harm our business and could require us to seek additional financing or other sources of revenue.

If our competitors develop and market products that are less expensive, more effective or safer than our drug product, our commercial opportunities may be reduced or eliminated.

The pharmaceutical industry is highly competitive. Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies that are active in different but related fields represent substantial competition for us. Many of our competitors have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing and marketing than we do. These organizations also compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations, and license technologies that are competitive with ours. As a result, our competitors may be able to more easily develop technologies and products that could render our drug product obsolete or noncompetitive. To compete successfully in this industry we must identify novel and unique drugs or methods of treatment and then complete the development of those drugs as treatments in advance of our competitors.

Zerenex, if approved in the U.S., would have to compete with other FDA approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi-Aventis), PhosLo® (calcium acetate), marketed by Fresenius Medical Care, and Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. A generic formulation of PhosLo® manufactured by Roxane Laboratories, Inc. was launched in the U.S. in October 2008. In addition, upon the expiration of their core patents, generic formulations of Renagel® and Renvela® (expected in the U.S. in 2014), and generic formulations of Fosrenol®, may be launched, which could have a material effect on the pricing of phosphate binders.

Our commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our drug product. Other companies have drug candidates in various stages of pre-clinical or clinical development to treat diseases for which we are also seeking to acquire and develop drug products. Some of these potential competing drugs are further advanced in development than our drug candidate and may be commercialized earlier. Even if we are successful in developing effective drugs, our product(s) may not compete successfully with products produced by our competitors. Fresenius Medical Care and Vifor Pharma are collaborating on the development of an iron-based phosphate binder, PA-21, which we believe to be a chewable tablet formulation. If approved by the FDA and/or EMA, PA-21 could have a material effect on the market opportunities of Zerenex in the U.S. and Europe, respectively.

If we lose our key personnel or are unable to attract and retain additional personnel, our operations could be disrupted and our business could be harmed.

As of April 19, 2012, we had 25 full and part-time employees. To successfully develop our drug candidate, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Bentsur, such agreement does not prevent him from terminating his employment with us.

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

Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. In 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which for the first time established prescription drug coverage for Medicare beneficiaries, under Medicare Part D. Under this program, beneficiaries purchase insurance coverage from private insurance companies to cover the cost of their prescription drugs. However, third-party insurance coverage may not be available to patients for our product, if approved. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our product, its market acceptance may be reduced.

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

Furthermore, in the U.S., health care reform legislation titled the Patient Protection and Affordable Care Act was signed into law on March 23, 2010. This comprehensive legislation will affect the terms of public and private health insurance and have a substantial impact on the pharmaceutical industry. For example, the new law will impose an annual fee on manufacturers of branded prescription pharmaceuticals that will impact our products. Regulations to implement this and other provisions related to the research, marketing and sale of prescription pharmaceutical products could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses. Government-financed comparative efficacy research could also result in new practice guidelines, labeling or reimbursement policies that discourages use of our product.

For example, in July 2010, CMS released its final rule to implement a bundled prospective payment system for end-stage renal disease facilities as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The final rule delayed the inclusion of oral medications without intravenous equivalents, such as phosphate binders, in the bundle until January 1, 2014. If phosphate binders are included in the bundle beginning in 2014, separate Medicare reimbursement will no longer be available for phosphate binders, as it is today under Medicare Part D. While it is too early to project the impact bundling may have on the phosphate binder industry, the impact could potentially cause dramatic price reductions for phosphate binders.

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

The use of our drug candidate in clinical trials, and the future sale of any approved drug candidate and new technology, exposes us to liability claims. Although we are not aware of any historical or anticipated product liability claims against us, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to cease clinical trials of our drug candidate or limit commercialization of any approved product.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. We are a relatively small company with 25 full and part-time employees as of April 19, 2012. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our product or manufacturing processes, withdrawal of product(s) from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our cash, cash equivalents and investment securities may not be adequate to finance our operating cash requirements for the length of time that we have estimated.

We currently anticipate that our cash, cash equivalents and investment securities as of March 31, 2012 are sufficient to fund our anticipated operating cash requirements for approximately 15 to 18 months from March 31, 2012. Our forecast of the period of time through which our cash, cash equivalents and investment securities will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	the timing, design and conduct of, and results from, clinical trials for our drug candidate;

•	the timing of expenses associated with manufacturing and product development of the proprietary drug candidate within our portfolio and those that may be in-licensed, partnered or acquired;

•	the timing of the in-licensing, partnering and acquisition of new product opportunities;

•	the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;

•	our ability to achieve our milestones under our licensing arrangement; and

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights.

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

Our commercial success will depend in part on our ability and the ability of our licensors to obtain and maintain patent protection on our drug product and technologies and successfully defend these patents against third-party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, the patents we use may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative drug products or technologies or design around our patented drug product and technologies. The patents we use may be challenged or invalidated or may fail to provide us with any competitive advantage.

We rely on trade secrets to protect our intellectual property where we believe patent protection is not appropriate or obtainable. Trade secrets are difficult to protect. While we require our employees, collaborators and consultants to enter into confidentiality agreements, this may not be sufficient to adequately protect our trade secrets or other proprietary information. In addition, we share ownership and publication rights to data relating to our drug product and technologies with our research collaborators and scientific advisors. If we cannot maintain the confidentiality of this information, our ability to receive patent protection or protect our trade secrets or other proprietary information will be at risk.

The intellectual property that we own or have licensed relating to our product candidate, Zerenex, is limited, which could adversely affect our ability to compete in the market and adversely affect the value of Zerenex.

The patent rights that we own or have licensed relating to Zerenex are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market Zerenex. In particular:

•	Our composition of matter patent covering Zerenex expires in the second half of 2017 and we cannot assure you that we can obtain an extension to 2022 (the maximum term of extension under the patent term restoration program). Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are important. Upon expiration of our composition of matter patent for Zerenex, competitors who obtain the requisite regulatory approval can offer products with the same composition as our product so long as the competitors do not infringe any other patents that we may hold, such as method of use patents.

•	Our method of use patents only protect the product when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product that is labeled for an indication that is outside of our patented method, or for which there is a substantial use in commerce outside our patented method.

•	Our pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or potentially sell our product(s) or in countries where others develop, manufacture and potentially sell products using our technologies. Moreover, our pending patent applications, if issued as patents, may not provide additional protection for our product.

•	Because the Phase 3 clinical program for Zerenex is ongoing, and because any potential date for regulatory approval is currently unknown, it is possible that the life of these patents following regulatory approval will be minimal, even if the above-discussed extensions are obtained.

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

In addition, the limited patent protection described above may adversely affect the value of our product candidate and may inhibit our ability to obtain a corporate partner at terms acceptable to us, if at all.

In addition to patent protection, we may utilize orphan drug regulations or other provisions of the FDCA to provide market exclusivity for a drug candidate. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S., or, diseases that affect more than 200,000 individuals in the U.S. but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product.

Litigation or third-party claims could require us to spend substantial time and money defending such claims and adversely affect our ability to develop and commercialize our product.

We may be forced to initiate litigation to enforce our contractual and intellectual property rights, or we may be sued by third parties asserting claims based on contract, tort or intellectual property infringement. In addition, third parties may have or may obtain patents in the future and claim that our drug product or technologies infringe their patents. If we are required to defend against suits brought by third parties, or if we sue third parties to protect our rights, we may be required to pay substantial litigation costs, and our management's attention may be diverted from operating our business. In addition, any legal action against our licensor or us that seeks damages or an injunction of our commercial activities relating to our drug product or technologies could subject us to monetary liability and require our licensor or us to obtain a license to continue to use our drug product or technologies. We cannot predict whether our licensor or we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms, if at all.

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

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

•	developments concerning our drug candidate, including the safety and efficacy results from clinical trials, such as the results from the Phase 3 long-term study for Zerenex;

•	announcements of technological innovations by us or our competitors;

•	introductions or announcements of new products by us or our competitors;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in financial estimates by securities analysts;

•	actual or anticipated variations in quarterly operating results;

•	expiration or termination of licenses, research contracts or other collaboration agreements, including the recent termination of the license for KRX-0401;

•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	negative comments and sentiment in the media; and

•	additions or departures of key personnel.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-Q for the quarter ended September 30, 2004, filed on August 12, 2004, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002, and incorporated herein by reference.

3.3	Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007, filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 9, 2007 and incorporated herein by reference.

10.1	License Termination and Technology Transfer Agreement dated May 4, 2012, among AOI Pharma, Inc., Keryx Biopharmaceuticals, Inc., AEterna Zentaris GmbH.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012.

*Confidential treatment has been requested with respect to the omitted portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: May 9, 2012	By:	/s/ James F. Oliviero, CFA
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.1	License Termination and Technology Transfer Agreement dated May 4, 2012, among AOI Pharma, Inc., Keryx Biopharmaceuticals, Inc., AEterna Zentaris GmbH.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012.

*Confidential treatment has been requested with respect to the omitted portions of this Exhibit.

