Form 10-Q
period 2012-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2012-08-08
CIK 1114220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

There were 71,913,001 shares of the registrant’s common stock, $0.001 par value, outstanding as of July 31, 2012.

KERYX BIOPHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "anticipate," "believe," "estimate," "may," "expect" and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•	expectations for the pre-clinical and clinical development, manufacturing, regulatory approval, and commercialization of ZerenexTM (ferric citrate) or any other products we may acquire or in-license;

•	expectations for our ability to successfully adjust our strategy and reduce our operating expenses following the termination, on May 4, 2012, of the KRX-0401 (perifosine) license agreement;

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidate;

•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•	expected losses; and

•	expectations for future capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.
Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011

(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,100	$35,252
Short-term investment securities	6,012	4,211
Interest receivable	38	7
Other current assets	190	534
Total current assets	27,340	40,004

Property, plant and equipment, net	51	67
Goodwill	3,208	3,208
Other assets, net	209	209
Total assets	$30,808	$43,488

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,865	$8,870
Accrued compensation and related liabilities	418	897
Total current liabilities	9,283	9,767

Contingent equity rights	—	2,639
Other liabilities	11	35
Total liabilities	9,294	12,441
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (95,000,000 shares authorized, 71,996,006 and 71,102,899 shares issued, 71,916,058 and 71,022,951 shares outstanding at June 30, 2012 and December 31, 2011, respectively)	72	71
Additional paid-in capital	402,304	401,220
Treasury stock, at cost, 79,948 shares at June 30, 2012 and December 31, 2011, respectively	(357)	(357)
Accumulated deficit	(380,505)	(369,887)
Total stockholders’ equity	21,514	31,047
Total liabilities and stockholders’ equity	$30,808	$43,488

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Operations
for the three and six months ended June 30, 2012 and 2011 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

License revenue	$—	$5,000	$—	$5,000

Operating expenses:
Research and development:
Non-cash compensation	73	205	351	464
Other research and development	3,726	6,295	10,848	10,913
Total research and development	3,799	6,500	11,199	11,377

General and administrative:
Non-cash compensation	365	314	733	628
Other general and administrative	1,535	1,404	2,943	2,688
Total general and administrative	1,900	1,718	3,676	3,316

Total operating expenses	5,699	8,218	14,875	14,693

Operating loss	(5,699)	(3,218)	(14,875)	(9,693)

Interest and other income, net	1,556	122	1,618	192
Loss before income taxes and extraordinary gain	(4,143)	(3,096)	(13,257)	(9,501)

Income taxes	—	—	—	—
Extraordinary gain	2,639	—	2,639	—
Net loss	$(1,504)	$(3,096)	$(10,618)	$(9,501)

Basic and diluted net loss per common share:
Before extraordinary gain	$(0.06)	$(0.05)	$(0.19)	$(0.15)
Extraordinary gain	0.04	—	0.04	—
Basic and diluted net loss per common share	$(0.02)	$(0.05)	$(0.15)	$(0.15)

Weighted average shares used in computing basic and diluted net loss per common share	71,466,740	66,286,615	71,345,873	63,931,209

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statement of Stockholders’ Equity
for the six months ended June 30, 2012 (Unaudited)

(in thousands, except share amounts)

				Additional
	Common stock			paid-in	Treasury stock		Accumulated
	Shares	Amount		Capital	Shares	Amount	deficit	Total
Balance at December 31, 2011	71,102,899	$71		$401,220	79,948	$(357)	$(369,887)	$31,047
Changes during the period:
Issuance of restricted stock	979,300	1		—	—	—	—	1
Forfeiture of restricted stock	(86,193)	(—	)*	—	—	—	—	(—	)*
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		1,084	—	—	—	1,084
Net loss	—	—		—	—	—	(10,618)	(10,618)
Balance at June 30, 2012	71,996,006	$72		$402,304	79,948	$(357)	$(380,505)	$21,514

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows
for the six months ended June 30, 2012 and 2011 (Unaudited)

(in thousands)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(10,618)	$(9,501)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock compensation expense	1,084	1,092
Depreciation and amortization	19	21
Extraordinary gain	(2,639)	—
Changes in assets and liabilities:
Decrease (increase) in other current assets	344	(168)
Increase in accrued interest receivable	(31)	(7)
Increase in security deposits	—	(51)
Increase in other assets	—	(21)
(Decrease) increase in accounts payable and accrued expenses	(5)	872
Decrease in accrued compensation and related liabilities	(479)	(316)
Decrease in other liabilities	(24)	(23)
Net cash used in operating activities	(12,349)	(8,102)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(3)	(34)
Investment in held-to-maturity short-term securities	(11,263)	(9,540)
Proceeds from maturity of held-to-maturity short-term securities	9,463	324
Net cash used in investing activities	(1,803)	(9,250)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from public offering, net	—	30,809
Proceeds from exercise of options	—	1,340
Net cash provided by financing activities	—	32,149

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,152)	14,797

Cash and cash equivalents at beginning of period	35,252	28,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,100	$43,209

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Notes to Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

NOTE 1 - GENERAL

Basis of Presentation

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of renal disease. Most of our biopharmaceutical development and substantially all of our administrative operations during the three and six months ended June 30, 2012 and 2011 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Except for 2009, we have incurred substantial operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2012, we have an accumulated deficit of $380.5 million.

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

In October 2009, we filed a statement of claim with the Financial Institution Regulatory Authority, or FINRA, to commence an arbitration proceeding against an SEC registered broker-dealer, seeking damages arising from that broker-dealer’s recommendations and purchases of auction rate securities for our cash management account. On May 7, 2012, we received the arbitrators’ award, which required the broker-dealer to pay us compensatory damages in the amount of approximately $1.8 million. In June 2012, we received the award, which amounted to, after fees and legal expenses, approximately $1.5 million.

We currently anticipate that our cash, cash equivalents and investment securities as of June 30, 2012, exclusive of our anticipated milestone payments to be received, are sufficient to fund our anticipated operating cash requirements for approximately 15 to 18 months from June 30, 2012. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidate. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any drug candidate.

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “KERX.”

Cash and Cash Equivalents

We treat liquid investments with original maturities of three months or less when purchased as cash and cash equivalents.

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

The following table summarizes our investment securities at June 30, 2012, and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011

Short-term investments:
Obligations of domestic governmental agencies (mature August 2012) (held-to-maturity)	$6,012	$4,011
Bank deposit (held-to-maturity)	—	200
Total short-term investment securities	$6,012	$4,211

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

Income Taxes

As of June 30, 2012, we have U.S. net operating loss carryforwards of approximately $334.3 million which expire from 2019 through 2032. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. Due to our historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants outstanding as of June 30, 2012 and 2011, which are not included in the computation of net loss per share amounts, were 3,777,292 and 7,188,628, respectively.

Comprehensive Loss

Comprehensive loss is the same as net loss for all periods presented.

Segment Reporting

Following the discontinuation of the Diagnostic segment in September 2008 and the Services segment in December 2011, we have determined that we operate in only one reportable segment: the Products segment.

Impairment of Goodwill

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. The negative outcome of our Phase 3 "X-PECT" (Xeloda® + Perifosine Evaluation in Colorectal cancer Treatment) clinical trial evaluating perifosine (KRX-0401) + capecitabine (Xeloda) in patients with refractory advanced colorectal cancer, announced on April 2, 2012, triggered an impairment test. As of June 30, 2012, management concluded that there is no impairment of our goodwill.

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

The following table provides the fair value measurements of applicable financial assets as of June 30, 2012:

	Financial assets at fair value as of June 30, 2012
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$13,331	$—	$—
Obligations of domestic governmental agencies (held-to-maturity) (2)	6,012	—	—

Total	$19,343	$—	$—

(1)	Included in cash and cash equivalents on our consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Amortized cost approximates fair value.

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

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 991,619 shares at June 30, 2012.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2012:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2011	3,517,000	$6.40	6.9	$2,139,130
Granted	516,500	2.35	10.0
Exercised	—	—		$—
Forfeited	(236,208)	8.32
Expired	(20,000)	10.17
Outstanding at June 30, 2012	3,777,292	$5.70	6.4	$1,412,908
Vested and expected to vest at June 30, 2012	3,738,001	$5.73	6.4	$1,405,622
Exercisable at June 30, 2012	2,554,418	$6.68	5.5	$1,195,408

Upon the exercise of stock options, we issue new shares of our common stock. As of June 30, 2012, 95,000 options issued to employees and 50,000 options issued to consultants are unvested, milestone-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. The time-vesting restricted stock grants vest primarily over a period of three to four years. The following table summarizes restricted share activity for the six months ended June 30, 2012:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value

Outstanding at December 31, 2011	621,581	$3.16	$1,572,600
Granted	979,300	1.92
Vested	(263,258)	3.03	$183,902
Forfeited	(86,193)	2.30
Outstanding at June 30, 2012	1,251,430	$2.28	$2,252,574

As of June 30, 2012, 550,000 and 150,000 shares of restricted stock issued to employees and consultants, respectively, are unvested, milestone-based shares.

On September 14, 2009, we entered in an employment agreement with Ron Bentsur, our Chief Executive Officer, which was amended on January 13, 2012. The agreement, as amended, terminates on May 20, 2014, subject to certain early termination events. As of June 30, 2012, Mr. Bentsur has been granted a total of 350,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In addition, as of June 30, 2012, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

(1) 400,000 shares of restricted stock will be granted to Mr. Bentsur upon the first to occur of (a) our filing of an accepted new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, for Zerenex, or (b) our outlicensing of Zerenex in the U.S. to a third party. Such restricted stock will vest in equal installments over each of the first three anniversaries of the date of grant provided that Mr. Bentsur remains an employee during such vesting period. This milestone #1 may be achieved with respect to NDAs or qualifying outlicenses for multiple indications of the same product, but not for subsequent outlicenses of the product relating to an indication for which the milestone is met. Upon achievement of milestone #2 below with respect to a product, the restricted stock granted for one indication of the product under milestone #1 above will vest in full.

(2) 500,000 shares of restricted stock will be granted to Mr. Bentsur, upon the first to occur of (a) our first commercial sale of Zerenex in the U.S. off an approved NDA, (b) our receipt of the first royalty upon the commercial sale of Zerenex in the U.S. by a partner to whom we have sold exclusive or non-exclusive commercial rights, or (c) our complete outlicensing of the entire product rights of Zerenex in the U.S. Such restricted stock will vest on the first anniversary of the date of grant provided that Mr. Bentsur remains an employee during such vesting period.

(3) 100,000 shares of restricted stock will be granted to Mr. Bentsur upon each event of our outlicensing Zerenex in a foreign market, other than Japan, resulting in a greater than $10 million non-refundable cash payment to us with a gross deal value to us of at least $50 million. Such restricted stock will vest in equal installments over each of the first three anniversaries of the date of grant, provided that Mr. Bentsur remains an employee during such vesting period.

Stock-Based Compensation

We incurred $438,000 and $519,000 of non-cash compensation expense related to equity incentive grants during the three months ended June 30, 2012 and 2011, respectively, and $1,084,000 and $1,092,000 during the six months ended June 30, 2012 and 2011, respectively. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

	Three months ended June 30,		Six months ended June 30,
Black-Scholes Option Valuation Assumptions	2012	2011	2012	2011
Risk-free interest rates	0.6%	1.1%	0.6%	1.4%
Dividend yield	—	—	—	—
Volatility	114.9%	113.2%	111.2%	115.1%
Weighted-average expected term	4.0 years	4.0 years	4.0 years	4.0 years

The weighted average grant date fair value of options granted for the three months ended June 30, 2012 and 2011 was $1.35 and $3.28 per option, respectively, and for the six months ended June 30, 2012 and 2011 was $1.73 and $3.45 per option. We used historical information to estimate forfeitures within the valuation model. As of June 30, 2012, there was $2.0 million and $1.3 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 1.9 years and 1.8 years, respectively. These amounts do not include, as of June 30, 2012, 145,000 options outstanding and 700,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones, such as FDA approval of our drug candidates and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs.

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

In April 2011, JT and Torii commenced a Phase 3 clinical program of ferric citrate in Japan. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $5.0 million in April 2011 for the achievement of the Phase 3 commencement milestone. As a result, we recorded license revenue of $5.0 million in accordance with our revenue recognition policy, which is included in the three and six months ended June 30, 2011.We may receive up to an additional $72.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, JT and Torii will make royalty payments to us on net sales of ferric citrate in Japan.

On April 2, 2012, we reported that the Phase 3 "X-PECT" (Xeloda® + Perifosine Evaluation in Colorectal cancer Treatment) clinical trial evaluating perifosine (KRX-0401) + capecitabine (Xeloda) in patients with refractory advanced colorectal cancer did not meet the primary endpoint of improving overall survival versus capecitabine + placebo. On May 4, 2012, we executed a License Termination and Technology Transfer Agreement with Aeterna Zentaris GmbH (“Zentaris”), whereby the license agreement for KRX-0401 (perifosine) was terminated, and in exchange for the transfer of the U.S. Investigational New Drug Application, development data, intellectual property and contracts to Zentaris, we will receive a royalty on future net sales, if any, of perifosine in the U.S., Canada and Mexico. Zentaris has assumed all costs related to the Perifosine program going forward.

Due to the termination of the license for KRX-0401, we are no longer committed to pay to the former stockholders of ACCESS Oncology, Inc. certain contingent equity rights (up to 2,872,422 shares of our common stock). For the three and six months ended June 30, 2012, we recognized a non-cash extraordinary gain of $2.6 million relating to the write-off of the contingent equity rights liability.

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

RECENT DEVELOPMENTS

ZerenexTM (ferric citrate)

On April 23, 2012, our Japanese partner for Zerenex (ferric citrate), JT and Torii, announced positive top-line results from a Phase 3 study of ferric citrate in Japan for the treatment of hyperphosphatemia in end-stage renal disease patients on hemodialysis. This study is part of an ongoing Phase 3 program for ferric citrate in Japan for the treatment of hyperphosphatemia. The Phase 3 study, conducted in Japan, was an open-label, randomized study evaluating the efficacy and safety of ferric citrate against an active control, sevelamer hydrochloride, over 12 weeks in hemodialysis patients with hyperphosphatemia. In the top-line results, which evaluated the change of serum phosphorus from baseline, the primary endpoint of efficacy met non-inferiority to sevelamer hydrochloride. Furthermore, there were no clinically significant findings on safety and tolerability of ferric citrate within the treatment period. JT and Torii stated that it is aiming to submit the marketing application for ferric citrate in Japan in their fiscal year ending March 31, 2013.

KRX-0401 (perifosine)

On April 2, 2012, we reported that the Phase 3 "X-PECT" (Xeloda® + Perifosine Evaluation in Colorectal cancer Treatment) clinical trial evaluating perifosine (KRX-0401) + capecitabine (Xeloda) in patients with refractory advanced colorectal cancer did not meet the primary endpoint of improving overall survival versus capecitabine + placebo. On May 4, 2012, we executed a License Termination and Technology Transfer Agreement with Aeterna Zentaris GmbH, or Zentaris, whereby the license agreement for KRX-0401 (perifosine) was terminated, and in exchange for the transfer of the U.S. Investigational New Drug Application, development data, intellectual property and contracts to Zentaris, we will receive a royalty on future net sales, if any, of perifosine in the U.S., Canada and Mexico. Zentaris has assumed all costs related to the Perifosine program going forward. Due to the termination of the license for KRX-0401, we are no longer committed to pay to the former stockholders of ACCESS Oncology, Inc. certain contingent equity rights (up to 2,872,422 shares of our common stock). For the three and six months ended June 30, 2012, we recognized a non-cash extraordinary gain of $2.6 million relating to the write-off of the contingent equity rights liability.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2012 and June 30, 2011

License Revenue. There was no license revenue for the three months ended June 30, 2012. License revenue for the three months ended June 30, 2011 was $5.0 million due to the recognition of a non-refundable milestone payment received in April 2011 from JT and Torii for their commencement of a Phase 3 clinical program in Japan. We do not expect our license revenue to have a material impact on our financial results for the remainder of 2012.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants decreased by $132,000 to $73,000 for the three months ended June 30, 2012, as compared to $205,000 for the three months ended June 30, 2011. The decrease in non-cash compensation expense in the three months ended June 30, 2012, as compared to June 30, 2011, was primarily related to a decline in the fair value of equity awards granted to a research and development consultant following the decline in the market price of our common stock in the three months ended June 30, 2012.

Other Research and Development Expenses. Other research and development expenses decreased by $2,569,000 to $3,726,000 for the three months ended June 30, 2012, as compared to $6,295,000 for the three months ended June 30, 2011. The decrease in other research and development expenses was due primarily to a $3,211,000 decrease in research and development expenses related to the completion in April 2012 of the KRX-0401 Phase 3 study in metastatic colorectal cancer and subsequent termination of the clinical development program and license agreement for KRX-0401 on May 4, 2012. The decrease was partially offset by a $728,000 increase in research and development expenses related to our Zerenex Phase 3 clinical program. We expect our other research and development expenses to decrease for the remainder of 2012 due to the termination of our clinical development program and license agreement for KRX-0401 and the expected completion of the Zerenex long-term Phase 3 study in the fourth quarter of 2012, partially offset by expenses associated with our potential filings of new drug applications for Zerenex.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $51,000 to $365,000 for the three months ended June 30, 2012, as compared to $314,000 for the three months ended June 30, 2011. The increase in non-cash compensation expense in the three months ended June 30, 2012, as compared to June 30, 2011, was primarily related to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $131,000 to $1,535,000 for the three months ended June 30, 2012, as compared to $1,404,000 for the three months ended June 30, 2011. The increase was due primarily to increased miscellaneous general and administrative expenses, including market research initiatives. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2012.

Interest and Other Income, Net. Interest and other income, net, increased by $1,434,000 to $1,556,000 for the three months ended June 30, 2012, as compared to $122,000 for the three months ended June 30, 2011. The increase was due to the award of $1.5 million in compensatory damages, net of fees and legal expenses, relating to the statement of claim we filed with FINRA against an SEC registered broker-dealer for damages arising from that broker-dealer’s recommendations and purchases of auction rate securities for our cash management account.

Extraordinary Gain. For the three months ended June 30, 2012, we recorded a non-cash extraordinary gain of $2,639,000 relating to a write-off of the contingent equity rights liability following the termination of the license agreement for KRX-0401.

Six months ended June 30, 2012 and June 30, 2011

License Revenue. There was no license revenue for the six months ended June 30, 2012. License revenue for the six months ended June 30, 2011 was $5.0 million due to the recognition of a non-refundable milestone payment received in April 2011 from JT and Torii for their commencement of a Phase 3 clinical program in Japan. We do not expect our license revenue to have a material impact on our financial results for the remainder of 2012.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants decreased by $113,000 to $351,000 for the six months ended June 30, 2012, as compared to $464,000 for the six months ended June 30, 2011. The decrease in non-cash compensation expense in the six months ended June 30, 2012, as compared to June 30, 2011, was primarily related to the recording of the fair value of equity awards granted to research and development personnel, which are expensed over the vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses decreased by $65,000 to $10,848,000 for the six months ended June 30, 2012, as compared to $10,913,000 for the six months ended June 30, 2011. The decrease in other research and development expenses was due primarily to a $1,970,000 decrease in research and development expenses related to the completion in April 2012 of the KRX-0401 Phase 3 study in metastatic colorectal cancer and subsequent termination of the clinical development program and license agreement for KRX-0401 on May 4, 2012. The decrease was partially offset by a $1,847,000 increase in research and development expenses related to our Zerenex Phase 3 clinical program. We expect our other research and development costs to decrease for the remainder of 2012 due to the termination of our clinical development program and license agreement for KRX-0401 and the expected completion of the Zerenex long-term Phase 3 study in the fourth quarter of 2012, partially offset by expenses associated with our potential filings of new drug applications for Zerenex.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $105,000 to $733,000 for the six months ended June 30, 2012, as compared to $628,000 for the six months ended June 30, 2011. The increase in non-cash compensation expense in the six months ended June 30, 2012, as compared to June 30, 2011, was primarily related to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $255,000 to $2,943,000 for the six months ended June 30, 2012, as compared to $2,688,000 for the six months ended June 30, 2011. The increase was due primarily to increased miscellaneous general and administrative expenses, including market research initiatives. We expect our other general and administrative expenses to remain at a comparable level for the remainder of 2012.

Interest and Other Income, Net. Interest and other income, net, increased by $1,426,000 to $1,618,000 for the six months ended June 30, 2012, as compared to $192,000 for the six months ended June 30, 2011. The increase was due to the award of $1.5 million in compensatory damages, net of fees and legal expenses, relating to the statement of claim we filed with FINRA against an SEC registered broker-dealer for damages arising from that broker-dealer’s recommendations and purchases of auction rate securities for our cash management account.

Extraordinary Gain. For the six months ended June 30, 2012, we recorded a non-cash extraordinary gain of $2,639,000 relating to a write-off of the contingent equity rights liability following the termination of the license agreement for KRX-0401.

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

As June 30, 2012, we had $27.2 million in cash, cash equivalents, interest receivable, and investment securities, a decrease of $12.3 million from December 31, 2011. We currently anticipate that our cash, cash equivalents and investment securities as of June 30, 2012, exclusive of our anticipated milestone payments to be received, are sufficient to fund our anticipated operating cash requirements for approximately 15 to 18 months from June 30, 2012. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidate. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any drug candidate.

 We currently have two shelf registration statements on Form S-3, filed and declared effective by the SEC, providing for the offering of up to approximately $79 million of common stock and warrants in the aggregate.

•	On August 28, 2009, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-161607), which the SEC declared effective on September 23, 2009, providing for the offering of up to $40 million of our common stock and warrants to purchase our common stock. There remains approximately $12 million of our common stock and warrants available for sale under this shelf registration statement. This registration statement will expire on September 23, 2012.

•	On January 3, 2011, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-171517), which the SEC declared effective on January 28, 2011, providing for the offering of up to $100 million of our common stock and warrants to purchase our common stock. There remains approximately $67 million of our common stock and warrants available for sale under this shelf registration statement.

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

Cash used in operating activities for the six months ended June 30, 2012 was $12.3 million, as compared to $8.1 million for the six months ended June 30, 2011. This increase in net cash used in operating activities was primarily due to the $5.0 million non-refundable milestone payment received from JT and Torii in April 2011.

For the six months ended June 30, 2012, net cash used in investing activities was $1.8 million, as compared to $9.3 million for the six months ended June 30, 2011. This decrease was primarily due to the timing of our investments in, and maturities of, held-to-maturity short-term securities.

For the six months ended June 30, 2012, there was no net cash provided by financing activities, as compared to $32.1 million for the six months ended June 30, 2011. The decrease was primarily related to net proceeds of $30.8 million received from the underwritten registered offering in May 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support, or engages in leasing, hedging, or research and development services on our behalf.

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

Accounting Related to Goodwill. As of June 30, 2012, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

The negative outcome of our Phase 3 "X-PECT" (Xeloda® + Perifosine Evaluation in Colorectal cancer Treatment) clinical trial evaluating perifosine (KRX-0401) + capecitabine (Xeloda) in patients with refractory advanced colorectal cancer, announced on April 2, 2012, triggered an impairment test. As of June 30, 2012, management concluded that there is no impairment of our goodwill.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of June 30, 2012, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including government debt and money market funds. Due to the short-term nature of our investments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2012, we had an accumulated deficit of $380.5 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate.

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

Whether or not and how quickly we complete clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same disease that we are studying. If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials in a cost-effective or timely manner or at all. In addition, conducting multi-national studies adds another level of complexity and risk. As a result, we may be subject to events affecting countries outside the U.S.

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

In May 2011, we announced positive Scientific Advice from the European Medicines Agency, or EMA, for the development of Zerenex for the management and control of serum phosphorus in ESRD patients undergoing dialysis, and in pre-dialysis chronic kidney disease, or CKD, patients. The Scientific Advice from the EMA indicates that our current Phase 3 program in the U.S., if successful, in conjunction with safety data generated from other clinical studies with Zerenex, is considered sufficient to support a European marketing authorization application, or MAA, to the EMA for the indication in ESRD patients on dialysis. As a result, we believe that if our current Phase 3 program in the U.S. is successful, we will not need to conduct any additional clinical trials to assess the safety or efficacy of Zerenex in order to obtain European approval in the dialysis setting. The Scientific Advice also provided us with a regulatory path forward in the pre-dialysis CKD setting in Europe. Scientific Advice is legally non-binding and is based on the current scientific knowledge, which may be subject to future changes. Many companies which have been provided with Scientific Advice by the EMA have ultimately failed to obtain approval of an MAA for their drugs. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, the Scientific Advice does not guarantee approval. The EMA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision.

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

We have not received, and may never receive, regulatory approval for the commercial sale of any drug candidate. We will need to conduct significant additional research and human testing before we can apply for product approval with the FDA or with regulatory authorities of other countries. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product. It requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. The FDA, or regulatory authority of another country as applicable, may pose additional questions or request further toxicological, pre-clinical or clinical data or substantiation. For example, while ferric citrate is a Generally Recognized as Safe, or GRAS, substance in the U.S., and the FDA has not requested us to conduct a two-year carcinogenicity study in animals, there is no assurance that prior to, at the time of, or subsequent to the filing of an NDA that the FDA will not ask us to conduct such a study. Consequently, it may take us many years to complete the testing of our drug candidate and failure can occur at any stage of this process. Negative or inconclusive results or medical events during a pre-clinical or clinical trial could cause us to delay or terminate our development efforts. Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies.

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

Independent Data Safety Monitoring Boards, or DSMBs, are monitoring the safety of our Phase 3 clinical program for Zerenex (ferric citrate) and, in accordance with the protocol for the clinical trial, will periodically assess whether the Phase 3 trial should continue as planned. The DSMBs have the authority to recommend placing a trial on clinical hold, temporarily or permanently, or recommend termination of the clinical trial, based on an evaluation of safety and efficacy. The DSMBs are independent from us and we have no control or influence on their decisions. Although all previous meetings of the DSMBs have resulted in recommendations that we continue our Zerenex Phase 3 program, we can provide no assurance that future meetings of our DSMBs will result in a positive outcome.

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

Our ability to conduct clinical trials and commercialize our drug candidate will depend on the ability of such third parties to manufacture our drug candidate on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices, or cGMP, and other regulatory requirements, including requirements from federal and state environmental and safety regulatory agencies and foreign regulatory requirements, if applicable. Prior to approval, we will need to complete validation studies that the FDA must review and approve. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. Contract manufacturers often encounter difficulties in scaling up production, including problems involving raw material supplies, production yields, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, compliance with FDA and foreign regulations, production costs and development of advanced manufacturing techniques and process controls. Any of these difficulties, if they occur, and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for our drug candidate. These risks become more acute as we scale up for commercial quantities, where a reliable source of raw material supplies becomes critical to commercial success. For example, given the large quantity of materials required for ferric citrate production, as we approach commercialization for Zerenex we will need to ensure an adequate supply of starting materials that meet quality, quantity and cost standards. Failure to achieve this level of supply can jeopardize the successful commercialization of the product. Moreover, issues that may arise in our current transition to commercial batch sizes with our third party manufacturers of Zerenex can lead to delays in our planned clinical trials and development timelines, and could affect our ability to complete our clinical trials on a cost-effective or timely basis, if at all.

Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our drug candidate. In addition, our contract manufacturers will be subject to ongoing periodic and unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with cGMP, as well as other governmental regulations and corresponding foreign standards. While we periodically audit our contractors for adherence to regulatory requirements, we cannot assure you that unforeseen changes at these contractors will not occur that could change their regulatory standing. The same issues apply to contract analytical services which we use for testing of our drug candidate. We will not have control over, other than by contract and periodic oversight, third-party manufacturers' compliance with these regulations and standards. We are currently developing analytical tools for ferric citrate active pharmaceutical ingredient and drug product testing. Failure to develop effective analytical tools could result in regulatory or technical delay or could jeopardize our ability to complete our Phase 3 clinical program and/or obtain FDA approval. Moreover, even with effective analytical tooling available, there is no assurance that we will be able to analyze all the raw materials and qualify all impurities to the satisfaction of the FDA, possibly requiring additional analytical studies or analytical method development, which could significantly delay our ability to file an NDA or receive regulatory approval for our drug candidate. Switching or engaging multiple third-party contractors to produce our product may be difficult because the number of potential manufacturers may be limited and the process by which multiple manufacturers make the drug substance must meet established specifications at each manufacturing facility. It may be difficult for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. For Zerenex, we currently rely on one supplier to source the ferric citrate active pharmaceutical ingredient. The loss of this source of supply would result in significant additional costs and delays in our development program. Moreover, if we need to add or change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve any new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA and foreign regulations and standards.

If we do not establish or maintain manufacturing, drug development and marketing arrangements with third parties, we may be unable to commercialize our products.

We do not possess all of the capabilities to fully commercialize our product on our own. From time to time, we may need to contract with third parties to:

●	manufacture our product candidate;

●	assist us in developing, testing and obtaining regulatory approval for and commercializing our compound and technologies; and

●	market and distribute our drug product.

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

If, in the future, the market conditions for raising capital deteriorate, we may be forced to rely predominantly or entirely on our ability to contract with third parties for our manufacturing, drug development and marketing. If we are unable to contract with such third parties, we may be forced to limit or suspend or terminate the development of our drug candidate or marketing of any approved product.

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

In the event our drug candidate is approved by the FDA, we may conduct our own sales and marketing effort to support the drug. We currently have limited experience in sales, marketing or distribution. To directly market and distribute any product, we must build and train a sales and marketing organization with appropriate technical expertise and distribution capabilities. We may attempt to build and train such a sales and marketing organization on our own or with the assistance of a contract sales organization. For some market opportunities, we may want or need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the commercial success of our product. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our product, and some or all of the revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful. Additionally, building marketing and distribution capabilities may be more expensive than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels.

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

Even if our product is approved for sale, it may not be commercially successful in the marketplace. Market acceptance of our drug product will depend on a number of factors, including:

●	perceptions by members of the health care community, including physicians, of the safety and efficacy of our product candidate, including, but not limited to, the perception of the long-term effects of the potential absorption and/or accumulation of ferric iron or citrate resulting from the use of Zerenex;

●	the rates of adoption of our product by medical practitioners and the target populations for our product;

●	the potential advantages that our product offers over existing treatment methods;

●	the cost-effectiveness of our product relative to competing products;

●	the availability of government or third-party payor reimbursement for our product;

●	the side effects or unfavorable publicity concerning our product or similar products; and

●	the effectiveness of our sales, marketing and distribution efforts.

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

Our commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our drug product. Other companies have drug candidates in various stages of pre-clinical or clinical development to treat diseases for which we are also seeking to acquire and develop drug products. Some of these potential competing drugs are further advanced in development than our drug candidate and may be commercialized earlier. Even if we are successful in developing effective drugs, our product(s) may not compete successfully with products produced by our competitors. Fresenius Medical Care and Vifor Pharma are collaborating on the development of an iron-based phosphate binder, PA-21, which we believe to be a chewable tablet formulation. Recently, Fresenius Medical Care and Vifor Pharma announced positive data from a multi-national, Phase 3 study of PA-21 in dialysis patients. If approved by the FDA and/or EMA, PA-21 could have a material effect on the market opportunities of Zerenex in the U.S. and Europe, respectively.

If we lose our key personnel or are unable to attract and retain additional personnel, our operations could be disrupted and our business could be harmed.

As of August 1, 2012, we had 24 full and part-time employees. To successfully develop our drug candidate, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Bentsur, such agreement does not prevent him from terminating his employment with us.

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

Furthermore, in the U.S., health care reform legislation titled the Patient Protection and Affordable Care Act, or PPACA, was signed into law on March 23, 2010. In a decision issued on June 29, 2012, the United States Supreme Court upheld the majority of PPACA. The Court’s decision allows implementation of key provisions impacting drug and device manufacturers to go forward. This includes PPACA changes to the Medicare Part D Program (including closing the “donut hole”), Medicaid Drug Rebate Program (including the definition of AMP), and expansion of the 340B Drug Discount Program. The decision also allows the FDA and CMS to continue with implementation efforts, including related to the Biologics Price Competition and Innovation Act and the Physician Payments Sunshine Act, both of which were enacted as part of the PPACA. Regulations to implement PPACA could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses. Government-financed comparative efficacy research could also result in new practice guidelines, labeling or reimbursement policies that discourages use of our product.

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

Finally, on September 27, 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-market authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA's exercise of this authority may result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, which may also increase costs related to complying with new post-approval regulatory requirements, and increase potential FDA restrictions on the sale or distribution of approved products.

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

The development, manufacturing, pricing, sale, marketing, and reimbursement of our product(s), together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. We are a relatively small company with 24 full and part-time employees as of August 1, 2012. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, issuance of an enforcement or warning letter, restrictions on our product or manufacturing processes, withdrawal of product(s) from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our cash, cash equivalents and investment securities may not be adequate to finance our operating cash requirements for the length of time that we have estimated.

We currently anticipate that our cash, cash equivalents and investment securities as of June 30, 2012 are sufficient to fund our anticipated operating cash requirements for approximately 15 to 18 months from June 30, 2012. Our forecast of the period of time through which our cash, cash equivalents and investment securities will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

●	the timing, design and conduct of, and results from, clinical trials for our drug candidate;

●	the timing of expenses associated with manufacturing and product development of the proprietary drug candidate within our portfolio and those that may be in-licensed, partnered or acquired;

●	the timing of the in-licensing, partnering and acquisition of new product opportunities;

●	the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;

●	our ability to achieve our milestones under our licensing arrangement; and

●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights.

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

The patent rights that we own or have licensed relating to Zerenex are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market Zerenex. In particular:

●	Our composition of matter patent covering Zerenex expires in the second half of 2017 and we cannot assure you that we can obtain an extension to 2022 (the maximum term of extension under the patent term restoration program). Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are key, non-interchangeable components of the pharmaceutical product. Upon expiration of our composition of matter patent for Zerenex, competitors who obtain the requisite regulatory approval can offer products with the same composition as our product so long as the competitors do not infringe any other patents that we may hold, such as method of use patents.

●	Our method of use patents only protect the product when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product that is labeled for an indication that is outside of our patented method, or for which there is a substantial use in commerce outside our patented method.

●	Our pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or potentially sell our product(s) or in countries where others develop, manufacture and potentially sell products using our technologies. Moreover, our pending patent applications, if issued as patents, may not provide additional protection for our product.

●	Because the Phase 3 clinical program for Zerenex is ongoing, and because any potential date for regulatory approval is currently unknown, it is possible that the life of these patents following regulatory approval will be minimal, even if the above-discussed extensions are obtained.

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

●	On August 28, 2009, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-161607), which the SEC declared effective on September 23, 2009, providing for the offering of up to $40 million of our common stock and warrants to purchase our common stock. There remains approximately $12 million of our common stock and warrants available for sale under this shelf registration statement. This registration statement will expire on September 23, 2012.

●	On January 3, 2011, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-171517), which the SEC declared effective on January 28, 2011, providing for the offering of up to $100 million of our common stock and warrants to purchase our common stock. There remains approximately $67 million of our common stock and warrants available for sale under this shelf registration statement.

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

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

●	developments concerning our drug candidate, including the safety and efficacy results from clinical trials, such as the results from the Phase 3 long-term study for Zerenex;

●	announcements of technological innovations by us or our competitors;

●	introductions or announcements of new products by us or our competitors;

●	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	changes in financial estimates by securities analysts;

●	actual or anticipated variations in quarterly operating results;

●	expiration or termination of licenses, research contracts or other collaboration agreements, including the recent termination of the license for KRX-0401;

●	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

●	changes in the market valuations of similar companies;

●	negative comments and sentiment in the media; and

●	additions or departures of key personnel.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-Q for the quarter ended September 30, 2004, filed on August 12, 2004, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002, and incorporated herein by reference.

3.3	Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007, filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 9, 2007 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: August 8, 2012	By:	/s/ James F. Oliviero, CFA
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012.

