Form 10-Q
period 2012-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2012-11-08
CIK 1114220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

Yes ☐ No ☒

There were 71,925,801 shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2012.

KERYX BIOPHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.

Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011

(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,248	$35,252
Short-term investment securities	—	4,211
Interest receivable	—	7
Other current assets	558	534
Total current assets	20,806	40,004

Property, plant and equipment, net	59	67
Goodwill	3,208	3,208
Other assets, net	198	209
Total assets	$24,271	$43,488

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,125	$8,870
Accrued compensation and related liabilities	562	897
Total current liabilities	7,687	9,767

Contingent equity rights	—	2,639
Other liabilities	—	35
Total liabilities	7,687	12,441
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (95,000,000 shares authorized, 72,005,749 and 71,102,899 shares issued, 71,925,801 and 71,022,951 shares outstanding at September 30, 2012 and December 31, 2011, respectively)	72	71
Additional paid-in capital	402,849	401,220
Treasury stock, at cost, 79,948 shares at September 30, 2012 and December 31, 2011, respectively	(357)	(357)
Accumulated deficit	(385,980)	(369,887)
Total stockholders’ equity	16,584	31,047
Total liabilities and stockholders’ equity	$24,271	$43,488

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Operations

for the three and nine months ended September 30, 2012 and 2011 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

License revenue	$—	$—	$—	$5,000

Operating expenses:
Research and development:
Non-cash compensation	161	152	512	616
Other research and development	3,768	8,620	14,616	19,533
Total research and development	3,929	8,772	15,128	20,149

General and administrative:
Non-cash compensation	384	320	1,117	948
Other general and administrative	1,213	1,263	4,156	3,951
Total general and administrative	1,597	1,583	5,273	4,899

Total operating expenses	5,526	10,355	20,401	25,048

Operating loss	(5,526)	(10,355)	(20,401)	(20,048)

Interest and other income, net	51	108	1,669	300
Loss before income taxes and extraordinary gain	(5,475)	(10,247)	(18,732)	(19,748)

Income taxes	—	—	—	—
Extraordinary gain	—	—	2,639	—
Net loss	$(5,475)	$(10,247)	$(16,093)	$(19,748)

Basic and diluted net loss per common share:
Before extraordinary gain	$(0.08)	$(0.15)	$(0.26)	$(0.30)
Extraordinary gain	—	—	0.04	—
Basic and diluted net loss per common share	$(0.08)	$(0.15)	$(0.22)	$(0.30)

Weighted average shares used in computing basic and diluted net loss per common share	71,910,817	70,483,909	71,535,561	66,139,443

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity
for the nine months ended September 30, 2012 (Unaudited)

(in thousands, except share amounts)

				Additional
	Common stock			paid-in	Treasury stock		Accumulated
	Shares	Amount		Capital	Shares	Amount	deficit	Total
Balance at December 31, 2011	71,102,899	$71		$401,220	79,948	$(357)	$(369,887)	$31,047
Changes during the period:
Issuance of restricted stock	997,300	1		—	—	—	—	1
Forfeiture of restricted stock	(94,450)	(—	)*	—	—	—	—	(—	)*
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		1,629	—	—	—	1,629
Net loss	—	—		—	—	—	(16,093)	(16,093)
Balance at September 30, 2012	72,005,749	$72		$402,849	79,948	$(357)	$(385,980)	$16,584

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows
for the nine months ended September 30, 2012 and 2011 (Unaudited)

(in thousands)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(16,093)	$(19,748)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock compensation expense	1,629	1,564
Depreciation and amortization	27	33
Extraordinary gain	(2,639)	—
Changes in assets and liabilities:
Increase in other current assets	(24)	(604)
Decrease (increase) in accrued interest receivable	7	(64)
Increase in security deposits	—	(51)
Decrease (increase) in other assets	11	(21)
(Decrease) increase in accounts payable and accrued expenses	(1,745)	3,895
Decrease in accrued compensation and related liabilities	(335)	(166)
Decrease in other liabilities	(35)	(35)
Net cash used in operating activities	(19,197)	(15,197)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(19)	(48)
Investment in held-to-maturity short-term securities	(11,263)	(9,740)
Proceeds from maturity of held-to-maturity short-term securities	15,475	577
Net cash provided by (used in) investing activities	4,193	(9,211)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from public offering, net	—	30,734
Proceeds from exercise of options	—	3,096
Net cash provided by financing activities	—	33,830

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,004)	9,422

Cash and cash equivalents at beginning of period	35,252	28,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,248	$37,834

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

NOTE 1 - GENERAL

Basis of Presentation

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of renal disease. Most of our biopharmaceutical development and substantially all of our administrative operations during the three and nine months ended September 30, 2012 and 2011 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Except for 2009, we have incurred substantial operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2012, we have an accumulated deficit of $386.0 million.

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

We currently anticipate that our cash and cash equivalents as of September 30, 2012, exclusive of our anticipated milestone payments from JT and Torii and investment in inventory, are sufficient to fund our anticipated operating cash requirements for approximately 12 to 15 months from September 30, 2012. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidate, the timing and expenditures associated with building inventory, and the timing and expenditures associated with the build-out of our own commercial infrastructure to manufacture, market and sell our drug candidate. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any drug candidate.

In accordance with the licensing arrangement with JT and Torii, we may receive payments upon the achievement of pre-specified milestones, with the next milestone for the filing for marketing approval of ferric citrate in Japan.

Upon positive results from our long-term Phase 3 study for Zerenex, we expect to begin building inventory of Zerenex in 2013 to ensure an adequate supply of Zerenex for commercialization upon regulatory approval. In October 2012, we issued a purchase order for inventory to be manufactured in 2013. This purchase order is cancelable at any time at our discretion.

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

The following table summarizes our investment securities at September 30, 2012, and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Short-term investments:
Obligations of domestic governmental agencies (held-to-maturity)	$—	$4,011
Bank deposit (held-to-maturity)	—	200
Total short-term investment securities	$—	$4,211

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

Income Taxes

As of September 30, 2012, we have U.S. net operating loss carryforwards of approximately $339.8 million which expire from 2019 through 2032. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. Due to our historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants outstanding as of September 30, 2012 and 2011, which are not included in the computation of net loss per share amounts, were 3,416,250 and 3,528,751, respectively.

Comprehensive Loss

Comprehensive loss is the same as net loss for all periods presented.

Segment Reporting

Following the discontinuation of the Diagnostic segment in September 2008 and the Services segment in December 2011, we have determined that we operate in only one reportable segment: the Products segment.

Impairment of Goodwill

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. The negative outcome of our Phase 3 "X-PECT" (Xeloda® + Perifosine Evaluation in Colorectal cancer Treatment) clinical trial evaluating perifosine (KRX-0401) + capecitabine (Xeloda) in patients with refractory advanced colorectal cancer, announced on April 2, 2012, triggered an impairment test. As of September 30, 2012, management concluded that there is no impairment of our goodwill.

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
10

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

The following table provides the fair value measurements of applicable financial assets as of September 30, 2012:

	Financial assets at fair value as of September 30, 2012
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$12,430	$—	$—

Total	$12,430	$—	$—

(1)	Included in cash and cash equivalents on our consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.

NOTE 3 – STOCKHOLDERS' EQUITY

Common Stock

We currently have a shelf registration statement on Form S-3 filed and declared effective by the SEC in January 2011, providing for the offering of up to $67 million of common stock and warrants in the aggregate. We may offer the securities under our shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in our best interests and the best interests of our stockholders. We believe that this shelf registration statement provides us with the flexibility to efficiently raise additional capital to finance our operations as needed.

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 1,302,418 shares at September 30, 2012.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2012:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2011	3,517,000	$6.40	6.9	$2,139,130
Granted	521,500	2.36	10.0
Exercised	—	—		$—
Forfeited	(259,125)	7.90
Expired	(363,125)	11.13
Outstanding at September 30, 2012	3,416,250	$5.16	6.8	$2,693,507
Vested and expected to vest at September 30, 2012	3,380,152	$5.19	6.8	$2,673,156
Exercisable at September 30, 2012	2,288,686	$5.91	6.1	$2,086,015

Upon the exercise of stock options, we issue new shares of our common stock. As of September 30, 2012, 95,000 options issued to employees and 50,000 options issued to consultants are unvested, milestone-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. The time-vesting restricted stock grants vest primarily over a period of three to four years. The following table summarizes restricted share activity for the nine months ended September 30, 2012:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value

Outstanding at December 31, 2011	621,581	$3.16	$1,572,600
Granted	997,300	1.94
Vested	(302,559)	2.96	$16,573
Forfeited	(94,450)	2.33
Outstanding at September 30, 2012	1,221,872	$2.28	$3,445,679

As of September 30, 2012, 550,000 and 150,000 shares of restricted stock issued to employees and consultants, respectively, are unvested, milestone-based shares.

On September 14, 2009, we entered in an employment agreement with Ron Bentsur, our Chief Executive Officer, which was amended on January 13, 2012. The agreement, as amended, terminates on May 20, 2014, subject to certain early termination events. As of September 30, 2012, Mr. Bentsur has been granted a total of 350,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In addition, as of September 30, 2012, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

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

Stock-Based Compensation

We incurred $545,000 and $472,000 of non-cash compensation expense related to equity incentive grants during the three months ended September 30, 2012 and 2011, respectively, and $1,629,000 and $1,564,000 during the nine months ended September 30, 2012 and 2011, respectively. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

	Three months ended September 30,		Nine months ended September 30,
Black-Scholes Option Valuation Assumptions	2012	2011	2012	2011
Risk-free interest rates	0.5%	0.7%	0.6%	1.4%
Dividend yield	—	—	—	—
Volatility	111.7%	111.6%	111.2%	115.1%
Weighted-average expected term	4.0 years	4.0 years	4.0 years	4.0 years

The weighted average grant date fair value of options granted for the three months ended September 30, 2012 and 2011 was $2.09 and $2.22 per option, respectively, and for the nine months ended September 30, 2012 and 2011 was $1.73 and $3.44 per option. We used historical information to estimate forfeitures within the valuation model. As of September 30, 2012, there was $1.7 million and $1.1 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 1.7 years and 1.7 years, respectively. These amounts do not include, as of September 30, 2012, 145,000 options outstanding and 700,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones, such as FDA approval of our drug candidates and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs.

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

In April 2011, JT and Torii commenced a Phase 3 clinical program of ferric citrate in Japan. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $5.0 million in April 2011 for the achievement of the Phase 3 commencement milestone. As a result, we recorded license revenue of $5.0 million in accordance with our revenue recognition policy, which is included in the nine months ended September 30, 2011.We may receive up to an additional $72.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, JT and Torii will make royalty payments to us on net sales of ferric citrate in Japan.

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

Due to the termination of the license for KRX-0401, we are no longer committed to pay to the former stockholders of ACCESS Oncology, Inc. certain contingent equity rights (up to 2,872,422 shares of our common stock). For the nine months ended September 30, 2012, we recognized a non-cash extraordinary gain of $2.6 million relating to the write-off of the contingent equity rights liability.

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of renal disease. We are developing Zerenex™ (ferric citrate), an oral, ferric iron-based compound that has the capacity to bind to phosphate in the gastrointestinal tract and form non-absorbable complexes. Zerenex is currently in Phase 3 clinical development in the United States, under a Special Protocol Assessment, or SPA, agreement with the U.S. Food and Drug Administration, or FDA, as a treatment for hyperphosphatemia (elevated phosphate levels) in patients with end-stage renal disease, or ESRD, on dialysis. Top-line data from the long-term Phase 3 study is expected to be announced by approximately year-end 2012.

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

On November 1, 2012, we announced the initiation of a U.S. Phase 2 study of Zerenex (ferric citrate) in managing serum phosphorus and iron deficiency in anemic patients with Stage 3 to 5 non-dialysis dependent chronic kidney disease, or NDD-CKD. The Phase 2 study is a multicenter, randomized, safety and efficacy clinical trial designed to compare the ability of Zerenex to manage serum phosphorus and iron deficiency versus placebo in anemic patients with Stages 3 to 5 NDD-CKD. Eligible patients will be randomized 1:1 to receive either Zerenex or placebo for a 12-week treatment period. The primary endpoints of the study are to demonstrate changes in ferritin, TSAT and serum phosphorus levels over the 12-week treatment period. Secondary endpoints include changes in hemoglobin and FGF-23. The study plans to randomize approximately 150 patients from approximately 15 sites in the U.S. Patient enrollment is expected to take up to 6 months, with study completion expected in mid-2013.

KRX-0401 (perifosine)

On April 2, 2012, we reported that the Phase 3 "X-PECT" (Xeloda® + Perifosine Evaluation in Colorectal cancer Treatment) clinical trial evaluating perifosine (KRX-0401) + capecitabine (Xeloda) in patients with refractory advanced colorectal cancer did not meet the primary endpoint of improving overall survival versus capecitabine + placebo. On May 4, 2012, we executed a License Termination and Technology Transfer Agreement with Aeterna Zentaris GmbH, or Zentaris, whereby the license agreement for KRX-0401 (perifosine) was terminated, and in exchange for the transfer of the U.S. Investigational New Drug Application, development data, intellectual property and contracts to Zentaris, we will receive a royalty on future net sales, if any, of perifosine in the U.S., Canada and Mexico. Zentaris has assumed all costs related to the Perifosine program going forward. Due to the termination of the license for KRX-0401, we are no longer committed to pay to the former stockholders of ACCESS Oncology, Inc. certain contingent equity rights (up to 2,872,422 shares of our common stock). For the nine months ended September 30, 2012, we recognized a non-cash extraordinary gain of $2.6 million relating to the write-off of the contingent equity rights liability.

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

Our ongoing clinical trials are lengthy and expensive. Even if these trials show that our current, and any future, drug candidate is effective in treating certain diseases or conditions, there is no guarantee that we will be able to record commercial sales of any drug candidate in the near future. In addition, we expect losses to continue as we continue to fund in-licensing and development of new drug candidates. As we continue our development efforts, we may enter into additional third-party collaborative agreements and may incur additional expenses, such as licensing fees and milestone payments. In addition, we may need to build inventory, as well as establish the commercial infrastructure required to manufacture, market and sell our drug candidate(s) following approval, if any, by the FDA, European Medicines Agency, or EMA, or regulatory authorities of other countries, which would result in us incurring additional expenses. As a result, our quarterly results may fluctuate and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Three months ended September 30, 2012 and September 30, 2011

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $9,000 to $161,000 for the three months ended September 30, 2012, as compared to $152,000 for the three months ended September 30, 2011. The increase in non-cash compensation expense in the three months ended September 30, 2012, as compared to September 30, 2011, was primarily related to the recording of the fair value of equity awards granted to research and development personnel, which are expensed over the vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses decreased by $4,852,000 to $3,768,000 for the three months ended September 30, 2012, as compared to $8,620,000 for the three months ended September 30, 2011. The decrease in other research and development expenses was due primarily to a $3,856,000 decrease in research and development expenses related to KRX-0401 following the termination of the clinical development program and license agreement for KRX-0401 in May 2012. The decrease was also due to a $691,000 decrease in research and development expenses related to our Zerenex Phase 3 clinical program that is expected to be completed in the fourth quarter of 2012. We expect our other research and development expenses in the fourth quarter of 2012 to remain at a comparable level to the third quarter of 2012.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $64,000 to $384,000 for the three months ended September 30, 2012, as compared to $320,000 for the three months ended September 30, 2011. The increase in non-cash compensation expense in the three months ended September 30, 2012, as compared to September 30, 2011, was primarily related to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses decreased by $50,000 to $1,213,000 for the three months ended September 30, 2012, as compared to $1,263,000 for the three months ended September 30, 2011. The decrease was due primarily to decreased miscellaneous general and administrative expenses. We expect our other general and administrative expenses to remain at a comparable level in the fourth quarter of 2012.

Interest and Other Income, Net. Interest and other income, net, decreased by $57,000 to $51,000 for the three months ended September 30, 2012, as compared to $108,000 for the three months ended September 30, 2011. The decrease was due to a lower level of invested funds in our investment portfolio.

Nine months ended September 30, 2012 and September 30, 2011

License Revenue. There was no license revenue for the nine months ended September 30, 2012. License revenue for the nine months ended September 30, 2011 was $5.0 million due to the recognition of a non-refundable milestone payment received in April 2011 from JT and Torii for their commencement of a Phase 3 clinical program in Japan. We do not expect our license revenue to have a material impact on our financial results in the fourth quarter of 2012.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants decreased by $104,000 to $512,000 for the nine months ended September 30, 2012, as compared to $616,000 for the nine months ended September 30, 2011. The decrease in non-cash compensation expense in the nine months ended September 30, 2012, as compared to September 30, 2011, was primarily related to the recording of the fair value of equity awards granted to research and development personnel, which are expensed over the vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses decreased by $4,917,000 to $14,616,000 for the nine months ended September 30, 2012, as compared to $19,533,000 for the nine months ended September 30, 2011. The decrease in other research and development expenses was due primarily to a $5,827,000 decrease in research and development expenses related to the completion in April 2012 of the KRX-0401 Phase 3 study in metastatic colorectal cancer and subsequent termination of the clinical development program and license agreement for KRX-0401 in May 2012. The decrease was partially offset by a $1,156,000 increase in research and development expenses related to our Zerenex Phase 3 clinical program. We expect our other research and development expenses in the fourth quarter of 2012 to remain at a comparable level to the third quarter of 2012.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $169,000 to $1,117,000 for the nine months ended September 30, 2012, as compared to $948,000 for the nine months ended September 30, 2011. The increase in non-cash compensation expense in the nine months ended September 30, 2012, as compared to September 30, 2011, was primarily related to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $205,000 to $4,156,000 for the nine months ended September 30, 2012, as compared to $3,951,000 for the nine months ended September 30, 2011. The increase was due primarily to increased miscellaneous general and administrative expenses, including market research initiatives. We expect our other general and administrative expenses to remain at a comparable level in the fourth quarter of 2012.

Interest and Other Income, Net. Interest and other income, net, increased by $1,369,000 to $1,669,000 for the nine months ended September 30, 2012, as compared to $300,000 for the nine months ended September 30, 2011. The increase was due to the award of $1.5 million in compensatory damages, net of fees and legal expenses, relating to the statement of claim we filed with FINRA against an SEC registered broker-dealer for damages arising from that broker-dealer’s recommendations and purchases of auction rate securities for our cash management account.

Extraordinary Gain. For the nine months ended September 30, 2012, we recorded a non-cash extraordinary gain of $2,639,000 relating to a write-off of the contingent equity rights liability following the termination of the license agreement for KRX-0401 in May 2012.

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

As of September 30, 2012, we had $20.2 million in cash, cash equivalents, interest receivable, and investment securities, a decrease of $19.2 million from December 31, 2011. We currently anticipate that our cash, cash equivalents and investment securities as of September 30, 2012, exclusive of our anticipated milestone payments from JT and Torii and investment in inventory, are sufficient to fund our anticipated operating cash requirements for approximately 12 to 15 months from September 30, 2012. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidate, the timing and expenditures associated with building inventory, and the timing and expenditures associated with the build-out of our own commercial infrastructure to manufacture, market and sell our drug candidate. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of any drug candidate.

In accordance with the licensing arrangement with JT and Torii, we may receive payments upon the achievement of pre-specified milestones, with the next milestone for the filing for marketing approval of ferric citrate in Japan.

Upon positive results from our long-term Phase 3 study for Zerenex, we expect to begin building inventory of Zerenex in 2013 to ensure an adequate supply of Zerenex for commercialization upon regulatory approval. In October 2012, we issued a purchase order for inventory to be manufactured in 2013. This purchase order is cancelable at any time at our discretion.

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

We may offer the securities under our shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in our best interests and the best interests of our stockholders. We believe that this shelf registration statements provide us with the flexibility to efficiently raise additional capital to finance our operations as needed.

Cash used in operating activities for the nine months ended September 30, 2012 was $19.2 million, as compared to $15.2 million for the nine months ended September 30, 2011. This increase in net cash used in operating activities was primarily due to the $5.0 million non-refundable milestone payment received from JT and Torii in April 2011.

For the nine months ended September 30, 2012, net cash provided by investing activities was $4.2 million, as compared to $9.2 million used in investing activities for the nine months ended September 30, 2011. The change was primarily due to the timing of our investments in, and maturities of, held-to-maturity short-term securities.

For the nine months ended September 30, 2012, there was no net cash provided by financing activities, as compared to $33.8 million for the nine months ended September 30, 2011. The decrease was primarily related to net proceeds of $30.7 million received from the underwritten registered offering in May 2011.

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

Accounting Related to Goodwill. As of September 30, 2012, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

The negative outcome of our Phase 3 "X-PECT" (Xeloda® + Perifosine Evaluation in Colorectal cancer Treatment) clinical trial evaluating perifosine (KRX-0401) + capecitabine (Xeloda) in patients with refractory advanced colorectal cancer, announced on April 2, 2012, triggered an impairment test. As of September 30, 2012, management concluded that there is no impairment of our goodwill.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of September 30, 2012, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2012, we had an accumulated deficit of $386.0 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate.

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

In May 2011, we announced positive Scientific Advice from the European Medicines Agency, or EMA, for the development of Zerenex for the management and control of serum phosphorus in ESRD patients undergoing dialysis, and in pre-dialysis chronic kidney disease, or CKD, patients. The Scientific Advice from the EMA indicates that our current Phase 3 program in the U.S., if successful, in conjunction with safety data generated from other clinical studies with Zerenex, is considered sufficient to support a European marketing authorization application, or MAA, to the EMA for the indication in ESRD patients on dialysis. As a result, we believe that if our current Phase 3 program in the U.S. is successful, we will not need to conduct any additional clinical trials to assess the safety or efficacy of Zerenex in order to obtain European approval in the dialysis setting. The Scientific Advice also provided us with a regulatory path forward in the pre-dialysis CKD setting in Europe. Scientific Advice is legally non-binding and is based on the current scientific knowledge, which may be subject to future changes. Many companies which have been provided with Scientific Advice by the EMA have ultimately failed to obtain approval of an MAA for their drugs. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, the Scientific Advice does not guarantee approval. The EMA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision, which may delay or prevent EMA approval of Zerenex.

Additionally, we have never submitted an NDA or similar application for approval in the U.S., Europe, or in any country, which may result in a delay in, or the rejection of, our filing of an NDA, MAA or similar application. During the drug development process, regulatory agencies will typically ask questions of drug sponsors. While we endeavor to answer all such questions in a timely fashion, or in the NDA or MAA, some questions may remain unanswered by the time we submit our NDA and MAA, or may be difficult or impossible to answer to the satisfaction of the regulatory authorities. Unless the FDA, EMA, or similar regulatory authority in other countries, opts not to pursue these questions, filing of an NDA, MAA or similar application may be delayed or rejected. We also can provide no assurance that our Japanese partner, JT and Torii, will not encounter delays or rejections of their NDA or similar application filings with the Japanese regulatory authority.

Pre-clinical testing and clinical development are long, expensive and uncertain processes. If our drug candidate does not receive the necessary regulatory approvals, we will be unable to commercialize our drug candidate, Zerenex.

We have not received, and may never receive, regulatory approval for the commercial sale of any drug candidate. We may need to conduct significant additional research and human testing before we can apply for product approval with the FDA or with regulatory authorities of other countries. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product. It requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. The FDA, or regulatory authority of another country as applicable, may pose additional questions or request further toxicological, pre-clinical or clinical data or substantiation. For example, while ferric citrate is a Generally Recognized as Safe, or GRAS, substance in the U.S., and the FDA has not requested us to conduct a two-year carcinogenicity study in animals, there is no assurance that prior to, at the time of, or subsequent to the filing of an NDA that the FDA or some other regulatory authority will not ask us to conduct such a study. Consequently, it may take us many years to complete the testing of our drug candidate and failure can occur at any stage of this process. Negative or inconclusive results or medical events during a pre-clinical or clinical trial could cause us to delay or terminate our development efforts. Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies.

Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding and liver toxicities that have been seen in some high-dose, ferric citrate canine studies, may require us to perform additional safety studies or analyses, which could delay the development of the drug or lead to a decision to discontinue development of the drug. We have submitted to the FDA data from our short-term and long-term rat and canine pre-clinical studies for Zerenex. While the FDA has reviewed the data from these studies and has permitted us to conduct our Phase 3 clinical program, we can provide no assurance that the FDA will not raise any safety concerns in the future from these studies. Drug candidates in the later stages of clinical development may fail to show the desired traits of safety and efficacy despite positive results in earlier clinical testing. The risk remains that a pivotal program may generate efficacy data that will be insufficiently persuasive for the approval of the drug, or may raise safety concerns that may prevent approval of the drug. The risk also remains that a clinical program conducted by one of our partners may raise efficacy or safety concerns that may prevent approval of the drug. Interpretation of the prior pre-clinical and clinical safety and efficacy data of our drug candidate may be flawed. There can be no assurance that safety and/or efficacy concerns from the prior data were not overlooked or misinterpreted, which in subsequent, larger studies might appear and prevent approval of such drug candidate. In addition, top-line results reported on completed clinical trials are based on a preliminary analysis of then available data (both safety and efficacy) and there is the risk that such findings and conclusions could change following a more comprehensive review of the data by us or a regulatory authority.

We may not be able to replicate in our Phase 3 clinical program for Zerenex, the efficacy and safety results for Zerenex observed in the previous Phase 3 and Phase 2 clinical trials and the Open-Label Extension, or OLE, clinical trial. The positive effects of Zerenex on iron storage parameters, such as ferritin and transferrin saturation levels, intravenous iron and erythropoiesis-stimulating agent, or ESA, use observed in the OLE clinical trial may not be reproducible. Further, any negative effects of the potential absorption and/or accumulation of ferric iron or citrate could significantly limit the likelihood of obtaining regulatory approval for Zerenex.

Independent Data Safety Monitoring Boards, or DSMBs, are monitoring the safety of our Phase 3 clinical program for Zerenex (ferric citrate) and, in accordance with the protocol for the clinical trial, will periodically assess whether the Phase 3 trial should continue as planned. The DSMBs have the authority to recommend placing a trial on clinical hold, temporarily or permanently, or recommend termination of the clinical trial, based on an evaluation of safety and efficacy. The DSMBs are independent from us and we have no control or influence on their decisions. Although all previous meetings of the DSMBs for our Phase 3 clinical program have resulted in recommendations that we continue our Zerenex Phase 3 program, as planned, we can provide no assurance that future determinations by our DSMBs will result in a positive outcome.

Clinical trials have a high risk of failure. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving what appeared to be promising results in earlier trials. If we experience delays in the testing or approval process or if we need to perform more or larger clinical trials than originally planned, our financial results and the commercial prospects for our drug candidate may be materially impaired. In addition, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval in the U.S. and abroad. Accordingly, we may encounter unforeseen problems and delays in the approval process. Although we engage, from time to time, clinical research organizations with experience in conducting regulatory trials, errors in the conduct, monitoring, data capture and analysis, and/or auditing could potentially invalidate the results.

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

Our ability to conduct clinical trials and commercialize our drug candidate will depend on the ability of such third parties to manufacture our drug candidate on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices, or cGMP, and other regulatory requirements, including requirements from federal and state environmental and safety regulatory agencies and foreign regulatory requirements, if applicable. Prior to approval, we will need to complete validation studies that the FDA must review and approve. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. Contract manufacturers often encounter difficulties in scaling up production, including problems involving raw material supplies, production yields, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, capacity constraints, changing priorities within the contract manufacturers, compliance with FDA and foreign regulations, production costs and development of advanced manufacturing techniques and process controls. Any of these difficulties, if they occur, and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for our drug candidate. These risks become more acute as we scale up for commercial quantities, where a reliable source of raw material supplies becomes critical to commercial success. For example, given the large quantity of materials required for ferric citrate production, as we approach commercialization for Zerenex we will need to ensure an adequate supply of starting materials that meet quality, quantity and cost standards. Failure to achieve this level of supply can jeopardize the successful commercialization of the product. Moreover, issues that may arise in our current transition to commercial batch sizes with our third party manufacturers of Zerenex can lead to delays in our planned clinical trials and development timelines, and could affect our ability to complete our clinical trials on a cost-effective or timely basis, if at all.

Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our drug candidate. In addition, our contract manufacturers will be subject to ongoing periodic and unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with cGMP, as well as other governmental regulations and corresponding foreign standards. While we periodically audit our contractors for adherence to regulatory requirements, we cannot assure you that unforeseen changes at these contractors will not occur that could change their regulatory standing. The same issues apply to contract analytical services which we use for testing of our drug candidate. We will not have control over, other than by contract and periodic oversight, third-party manufacturers' compliance with these regulations and standards. We are currently developing analytical tools for ferric citrate active pharmaceutical ingredient and drug product testing. Failure to develop effective analytical tools could result in regulatory or technical delay or could jeopardize our ability to complete our Phase 3 clinical program and/or obtain FDA approval. Moreover, even with effective analytical tooling available, there is no assurance that we will be able to analyze all the raw materials and qualify all impurities to the satisfaction of the FDA, possibly requiring additional analytical studies, analytical method development, or preclinical studies, which could significantly delay our ability to file an NDA or receive regulatory approval for our drug candidate. Additionally, changes in the analytical specifications required by the FDA or other regulatory authority, such as United States Pharmacopeial Convention standards, from time to time, could delay our ability to file an NDA or receive regulatory approval for our drug candidate. Switching or engaging multiple third-party contractors to produce our product may be difficult because the number of potential manufacturers may be limited and the process by which multiple manufacturers make the drug substance or drug product must meet established specifications at each manufacturing facility. It may be difficult for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. For Zerenex, we currently rely on one supplier to source the ferric citrate active pharmaceutical ingredient. The loss of this source of supply would result in significant additional costs and delays in our development program. Moreover, if we need to add or change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve any new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA and foreign regulations and standards.

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

Zerenex, if approved in the U.S., would have to compete with other FDA approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi-Aventis), PhosLo® (calcium acetate), marketed by Fresenius Medical Care, and Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. A generic formulation of PhosLo® manufactured by Roxane Laboratories, Inc. was launched in the U.S. in October 2008. In addition, upon the expiration of their core patents, generic formulations of Renagel® and Renvela® (expected in the U.S. beginning in March 2014), and generic formulations of Fosrenol®, may be launched, which could have a material effect on the pricing of phosphate binders.

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

As of October 31, 2012, we had 25 full and part-time employees. To successfully develop our drug candidate, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Bentsur, such agreement does not prevent him from terminating his employment with us.

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

The development, manufacturing, pricing, sale, marketing, and reimbursement of our product(s), together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. We are a relatively small company with 25 full and part-time employees as of October 31, 2012. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, issuance of an enforcement or warning letter, restrictions on our product or manufacturing processes, withdrawal of product(s) from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Financial Condition

Our cash, cash equivalents and investment securities may not be adequate to finance our operating cash requirements for the length of time that we have estimated.

We currently anticipate that our cash and cash equivalents as of September 30, 2012, exclusive of our anticipated milestone payments from JT and Torii and investment in inventory, are sufficient to fund our anticipated operating cash requirements for approximately 12 to 15 months from September 30, 2012. Our forecast of the period of time through which our cash, cash equivalents and investment securities will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

●	the timing, design and conduct of, and results from, clinical trials for our drug candidate;

●	the timing of expenses associated with manufacturing and product development of the proprietary drug candidate within our portfolio and those that may be in-licensed, partnered or acquired;

●	the timing of the in-licensing, partnering and acquisition of new product opportunities;

●	the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;

●	our ability to achieve our milestones under our licensing arrangement;

●	the timing and expenses associated with capital expenditures to expand our manufacturing capabilities;

●	the timing and expenses associated with building inventory and building our own commercial infrastructure to manufacture, market and sell our drug candidate and those that may be in-licensed, partnered or acquired; and

●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights.

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

Our commercial success will depend in part on our ability and the ability of our licensors to obtain and maintain patent protection on our drug product and technologies and successfully defend these patents against third-party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, the patents we use may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative drug products or technologies or design around our patented drug product and technologies which may have an adverse effect on our business. The patents we use may be challenged or invalidated or may fail to provide us with any competitive advantage. In addition, we may not be successful or timely in obtaining any patents for which we submit applications.

Additionally, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. In addition, in jurisdictions outside the U.S. where we have patent rights, we may be unable to prevent unlicensed parties from selling or importing products or technologies derived elsewhere using our proprietary technology.

We also rely on trade secrets and know-how to protect our intellectual property where we believe patent protection is not appropriate or obtainable. Trade secrets are difficult to protect. While we require our employees, licensees, collaborators and consultants to enter into confidentiality agreements, this may not be sufficient to adequately protect our trade secrets or other proprietary information. In addition, we share ownership and publication rights to data relating to our drug product and technologies with our research collaborators and scientific advisors. If we cannot maintain the confidentiality of this information, our ability to receive patent protection or protect our trade secrets or other proprietary information will be at risk.

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

The patent rights that we own or have licensed relating to Zerenex are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market Zerenex. In particular:

●	Our first composition of matter and method patent covering Zerenex in the United States (U.S. Patent No. 5,753,706) expires in 2017. We cannot assure you that we can obtain an extension of the term of this patent to 2022 for delays caused by FDA regulatory review (the maximum term of extension under the Patent Term Extension provisions of 35 U.S.C. § 156). Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are key, non-interchangeable components of the pharmaceutical product. Upon expiration of U.S. Patent No. 5,753,706, competitors who obtain the requisite regulatory approval can offer products with the same composition as our product, so long as the competitors do not infringe any other patents that we may hold, such as other composition of matter patents and/or method of use patents.

●	Our method of use patents only protect the product when used or sold for the claimed methods. However, these types of patents do not limit a competitor from making and marketing a product that is identical to our product that is labeled for an indication that is outside of our patented methods, or for which there is a substantial use in commerce outside of our patented methods.

●	Our pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or potentially sell our product(s) or in countries where others develop, manufacture and potentially sell products using our technologies. Moreover, our pending patent applications, if issued as patents, may not provide additional protection for our product.

●	Because the Phase 3 clinical program for Zerenex is ongoing, and because any potential date for regulatory approval is currently unknown, it is possible that the life of these patents following regulatory approval will be minimal, even if the above-discussed Patent Term Extension is obtained.

Obtaining proof of direct infringement by a competitor for a method of use patent can be difficult because the competitors making and marketing a product typically do not engage in the patented use. Additionally, obtaining proof that a competitor contributes to, or induces, infringement of a patented method by another can be difficult because an off-label use of a product could prohibit a finding of contributory infringement. In addition, proving inducement of infringement requires proof of intent by the competitor. If we are required to defend ourselves against claims or to protect our own proprietary rights against others, it could result in substantial costs to us and the distraction of our management. An adverse ruling in any litigation or administrative proceeding could prevent us from marketing and selling Zerenex if we obtain regulatory approval, and increase the risk that a generic version of Zerenex could enter the market to compete with Zerenex, limit our development and commercialization of Zerenex, or otherwise harm our competitive position and result in additional significant costs. In addition, any successful claim of infringement asserted against us could subject us to monetary damages or injunction, which could prevent us from making or selling Zerenex. We also may be required to obtain licenses to use the relevant technology. Such licenses may not be available on commercially reasonable terms, if at all.

Moreover, physicians may prescribe a competitive identical product for indications other than the one for which the product has been approved, or off-label indications, that are covered by the applicable patents. Although such off-label prescriptions may directly infringe or contribute to or induce infringement of method of use patents, such infringement is difficult to prevent or prosecute.

In addition, any limitations of our patent protection described above may adversely affect the value of our product candidate and may inhibit our ability to obtain a corporate partner at terms acceptable to us, if at all.

In addition to patent protection, we may utilize orphan drug regulations, pediatric exclusivity or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended, or FDCA, such as new chemical entity exclusivity or new formulation exclusivity, to provide market exclusivity for a drug candidate. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S., or, diseases that affect more than 200,000 individuals in the U.S. but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. In the U.S., the FDA has the authority to grant additional data protection for approved drugs where the sponsor conducts specified testing in pediatric or adolescent populations. If granted, this pediatric exclusivity provides an additional six months which are added to the term of data protection as well as to the term of any relevant patents, to the extent these protections have not already expired. We may also seek to utilize market exclusivities in other territories, such as in the EU. We cannot assure that our drug candidate, Zerenex (ferric citrate), or any drug candidates we may acquire or in-license, will obtain such orphan drug designation, pediatric exclusivity, new chemical entity exclusivity or any other market exclusivity in the U.S., EU or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any market exclusivity protection.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-Q for the quarter ended September 30, 2004, filed on August 12, 2004, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002, and incorporated herein by reference.

3.3	Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007, filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 9, 2007 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: November 8, 2012	By:	/s/ James F. Oliviero, CFA
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012.

