Form 10-K
period 2012-12-31
KERYX BIOPHARMACEUTICALS INC
filed 2013-03-12
CIK 1114220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $126,272,560 as of June 29, 2012, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 81,680,621 shares of the registrant’s common stock outstanding as of February 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

KERYX BIOPHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "anticipate," "believe," "estimate," "may," "expect" and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•	expectations for the pre-clinical and clinical development, manufacturing, regulatory approval, and commercialization (including market acceptance) of Zerenex TM (ferric citrate) or any other products that we may acquire or in-license;

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidate;

•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•	expected losses; and

•	expectations for future capital requirements.

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

ITEM 1. BUSINESS.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of renal disease. We are developing ZerenexTM (ferric citrate), an oral, ferric iron-based compound that has the capacity to bind to phosphate in the gastrointestinal tract and form non-absorbable complexes. We have completed a U.S.-based Phase 3 clinical program for Zerenex for the treatment of hyperphosphatemia (elevated phosphate levels) in patients with end-stage renal disease, or ESRD, on dialysis, conducted pursuant to a Special Protocol Assessment, or SPA, agreement with the U.S. Food and Drug Administration, or FDA. We expect to submit a New Drug Application, or NDA, with the FDA in the second quarter of 2013 and a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in mid-2013.

Zerenex is also in Phase 2 development in the U.S. for the management of phosphorus and iron deficiency in anemic patients with Stages 3 to 5 non-dialysis dependent chronic kidney disease, or CKD.

In January 2013, our Japanese partner, Japan Tobacco Inc., or JT, and Torii Pharmaceutical Co., Ltd., or Torii, filed its NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with CKD.

Currently, our only drug candidate is Zerenex. We may engage in business development activities that include seeking strategic relationships for Zerenex, as well as evaluating compounds and companies for in-licensing or acquisition. To date, we have not received approval for the sale of any drug candidate in any market. Therefore, we have not generated any product sales from any drug candidate. We have generated, and expect to continue to generate, revenue from the sublicensing of rights to Zerenex in Japan to JT and Torii.

OUR STRATEGY

Our mission is to create long-term stockholder value by acquiring, developing and commercializing medically important, pharmaceutical products for the treatment of life-threatening diseases. Our strategy to achieve this mission is to:

●	utilize our clinical development capabilities to manage and drive Zerenex, and any drug candidates we may in-license or acquire, through the clinical development and regulatory processes to approval;

●	identify and explore licensing and partnership opportunities for Zerenex, and any drug candidates we may in-license or acquire;

●	seek to acquire medically important drug candidates in early clinical development; and

●	commercialize our drug candidate(s), either alone or in partnership, which we believe can provide maximum stockholder value.

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

PRODUCT UNDER DEVELOPMENT

Zerenex™ (ferric citrate)

Overview

Zerenex (ferric citrate) is an oral, ferric iron-based compound that has the capacity to bind to phosphate in the gastrointestinal tract and form non-absorbable complexes.

In April 2011, we reported the final results from the Phase 3 short-term efficacy study of Zerenex for the treatment of hyperphosphatemia in patients with ESRD on dialysis. Positive top-line results from this Phase 3 short-term study were announced in November 2010.

In May 2011, we announced positive Scientific Advice from the EMA for the development of Zerenex for the management and control of serum phosphorus in ESRD patients undergoing dialysis, and in non-dialysis dependent CKD patients. The Scientific Advice from the EMA indicates that our recently completed Phase 3 program in the U.S., in conjunction with safety data generated from other clinical studies with Zerenex, is considered sufficient to support a European MAA for this indication in ESRD patients on dialysis. As a result, we believe that we will not need to conduct any additional clinical trials with Zerenex in order to obtain European approval in the dialysis setting. The Scientific Advice also provided us with a regulatory path forward in the non-dialysis dependent CKD setting in Europe.

In April 2012, our Japanese partner for Zerenex, JT and Torii, announced positive top-line results from a Phase 3 study of ferric citrate in Japan for the treatment of hyperphosphatemia in end-stage renal disease patients on hemodialysis. The Phase 3 study, conducted in Japan, was an open-label, randomized study evaluating the efficacy and safety of ferric citrate against an active control, sevelamer hydrochloride, over 12 weeks in hemodialysis patients with hyperphosphatemia. In the top-line results, which evaluated the change of serum phosphorus from baseline, the primary endpoint of efficacy met non-inferiority to sevelamer hydrochloride. Furthermore, there were no clinically significant findings on safety and tolerability of ferric citrate within the treatment period. On January 7, 2013, we announced that JT filed its NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with CKD.

In November 2012, we announced the initiation of a U.S. Phase 2 study of Zerenex (ferric citrate) in managing serum phosphorus and iron deficiency in anemic patients with Stages 3 to 5 CKD not on dialysis. The Phase 2 study is a multicenter, randomized, safety and efficacy clinical trial designed to compare the ability of Zerenex to manage serum phosphorus and iron deficiency versus placebo in anemic patients with Stages 3 to 5 CKD not on dialysis. Eligible patients will be randomized 1:1 to receive either Zerenex or placebo for a 12-week treatment period. The primary endpoints of the study are to demonstrate changes in ferritin, TSAT and serum phosphorus levels over the 12-week treatment period. Secondary endpoints include changes in hemoglobin and FGF-23. The study plans to randomize approximately 150 patients from approximately 15 sites in the U.S.

On January 28, 2013, we announced successful top-line results from our long-term Phase 3 study of Zerenex for the treatment of elevated serum phosphorus levels, or hyperphosphatemia, in patients with ESRD on dialysis. In this study, Zerenex met the study's primary endpoint, demonstrating a highly statistically significant change in serum phosphorus versus placebo over the four-week Efficacy Assessment Period of the study. In addition, Zerenex met the key secondary endpoints of increasing ferritin and transferrin saturation, or TSAT, and reducing the use of intravenous, or IV, iron and erythropoiesis-stimulating agents, or ESAs, versus the active control group (Renvela® [sevelamer carbonate] and/or Phoslo® [calcium acetate]) over the 52-week Safety Assessment Period of the study. This long-term Phase 3 study was the final component of our Phase 3 registration program, which was conducted pursuant to an SPA agreement with the FDA. We expect to submit an NDA with the FDA in the second quarter of 2013 and a MAA with the EMA in mid-2013.

Market Opportunity

In the U.S., according to data from the U.S. Renal Data System, there are approximately 600,000 patients with ESRD and the number of ESRD patients is projected to continue to rise in the future. The majority of ESRD patients, over 400,000, require dialysis. Worldwide, there are approximately 2.8 million patients with ESRD, with the majority of ESRD patients, over 2 million, requiring dialysis. Phosphate retention and the resulting hyperphosphatemia in patients with ESRD on dialysis are usually associated with secondary hyperparathyroidism, renal osteodystrophy, soft tissue mineralization and the progression of renal failure. ESRD patients usually require treatment with phosphate-binding agents to lower and maintain serum phosphorus at acceptable levels.

Aluminum-type phosphate binders were widely used in the past. However, the systemic absorption of aluminum from these agents and the potential toxicity associated with their use no longer make this type of binder a viable long-term treatment option.

Calcium-type phosphate binders are commonly used to bind dietary phosphate; however, they promote positive net calcium balance and an increased risk of metastatic calcification in many patients, especially in those patients taking vitamin D analogs and those with adynamic bone disease. Calcification of the cardiovascular system is believed to represent a significant risk factor for morbidity and mortality in patients with CKD.

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

Lanthanum-type phosphate binders are another alternative. Lanthanum is a rare earth element and is minimally absorbed in the gastrointestinal tract. Lower level tissue deposition, particularly in bone and liver, has been observed in animals. However, the long-term, potentially harmful, effects due to the accumulation of lanthanum in these tissues have not been clearly determined.

The need for alternative phosphate-binding agents has long been recognized, especially given the increasing prevalence of ESRD as well as shortcomings with current therapies.

Additionally, it is estimated that approximately 10 to 15% of the U.S. adult population is affected by non-dialysis dependent CKD, or NDD-CKD, a condition generally characterized by greater than 50% reduction of normal kidney function. In addition, elevated levels of serum phosphorus become more prevalent in Stages 3 to 5 NDD-CKD patients. Several studies have shown that higher serum phosphorus concentrations may be associated with increased mortality and morbidity in CKD, however, no phosphate binders are currently FDA approved for NDD-CKD.

Iron deficiency anemia, which develops early in the course of CKD and worsens with disease progression, is extremely prevalent in the NDD-CKD population and is associated with fatigue, lethargy, decreased quality of life and is also believed to be associated with cardiovascular complications, hospitalizations, and increased mortality. Based on data contained in a 2009 publication in the Journal of the American Society of Nephrology, it is estimated that over 1.5 million adults with NDD-CKD in the U.S. alone are also afflicted with iron deficiency anemia. To combat this anemia, iron replacement therapy is essential to increase iron stores, such as ferritin and TSAT levels, and raise hemoglobin levels. Currently available oral iron supplements are associated with limited efficacy and dose-limiting tolerability issues. No oral iron agents are currently FDA approved to treat iron deficiency anemia in NDD-CKD. ESAs and IV iron are not frequently administered in NDD-CKD due to both the FDA warning label of potential cardiovascular risk for ESAs and logistical complications associated with administering IV medicines in office settings which lack the necessary facilities, such as emergency equipment and/or emergency medical access. Consequently, the NDD-CKD patient population remains underserved.

Zerenex has the potential to be an effective and safe treatment for lowering and/or maintaining serum phosphorus levels, and treating iron deficiency, in patients with ESRD and NDD-CKD.

Phase 3 Registration Clinical Program – Long-Term Study

In January 2013, we announced successful top-line results from the long-term Phase 3 study of Zerenex for the treatment of hyperphosphatemia in patients with ESRD on dialysis. In this study, Zerenex met the study's primary endpoint, described below, demonstrating a highly statistically significant change in serum phosphorus versus placebo over the four-week Efficacy Assessment Period of the study. In addition, Zerenex met the key secondary endpoints of increasing ferritin and TSAT and reducing the use of IV iron and ESAs versus the active control group (Renvela® [sevelamer carbonate] and/or Phoslo® [calcium acetate]) over the 52-week Safety Assessment Period of the study. This long-term study was the final component of our Phase 3 registration program, which was conducted pursuant to a SPA agreement with the FDA.

Study Design

This Phase 3 long-term study was a multicenter, randomized, open-label, safety and efficacy clinical trial in 441 ESRD patients on hemodialysis or peritoneal dialysis. The study consisted of a 2-week washout period followed by a 52-week Safety Assessment Period in which subjects were randomized 2:1 to receive either Zerenex or an active control (Renvela® [sevelamer carbonate] and/or Phoslo® [calcium acetate]). The 52-week Safety Assessment Period was followed by a 4-week Efficacy Assessment Period. During the Efficacy Assessment Period, only those subjects randomized to treatment with Zerenex during the Safety Assessment Period were randomized in a 1:1 ratio to either continue treatment with Zerenex or switch to placebo for a 4-week treatment period. Subjects were titrated during the study to achieve serum phosphorus levels that ranged between 3.5 to 5.5 mg/dL.

The primary objectives of this study were to determine the long-term safety of KRX-0502 (ferric citrate) in subjects with ESRD undergoing either hemodialysis or peritoneal dialysis, and the efficacy of Zerenex following 52 weeks of treatment in a four-week, randomized, open-label, placebo-controlled Efficacy Assessment Period. Zerenex was administered using a 1 gram oral caplet formulation.

Oral iron therapy was not permitted during the course of the study. IV iron therapy was not permitted if a subject’s serum ferritin level was greater than 1000 ng/mL or TSAT was greater than 30%. The use of ESAs was at the physician’s discretion.

Top line results were as follows:

Primary Efficacy Endpoint

The primary efficacy endpoint of this trial was the mean change in serum phosphorus from baseline (Week 52) to end of the four-week Efficacy Assessment Period (Week 56) versus placebo in the Intent-to-Treat, or ITT, group. The ITT group included 183 subjects, representing all subjects who took at least one dose of Zerenex or placebo in the Efficacy Assessment Period and provided at least one post-baseline efficacy assessment.

Zerenex met the primary efficacy endpoint with a highly statistically significant result (p<0.0001).

Mean Serum Phosphorus (mg/dL)	Placebo (n=91)	Zerenex (n=92)
Baseline (Week 52)	5.3	5.2
End of Treatment[1] (Week 56)	7.2	4.9
Change from Baseline at Week 56	1.9	-0.3
Least Squares (LS) Mean Difference from Placebo[2] p-value[2]		-2.3 p<0.0001
[1]	Last observation carried forward was used for missing data.
[2]	The LS Mean treatment difference and p-value is created via an ANCOVA model with treatment as the fixed effect and baseline as the covariate.

Key Secondary Efficacy Endpoints Related to Serum Phosphorus

During the 52-week Safety Assessment Period, Zerenex maintained serum phosphorus in the normal range, with highly statistically significant changes in mean serum phosphorus concentration at Weeks 12, 24, 36, 48, and 52 as compared to baseline (Day 0).

n=277	Baseline	Week
		12	24	36	48	52
Zerenex Mean Serum Phosphorus (mg/dL)[1]	7.4	5.4	5.2	5.2	5.3	5.3
Change from Baseline		-2.0	-2.2	-2.2	-2.1	-2.1
% Change from Baseline		-27.0%	-29.7%	-29.7%	-28.4%	-28.4%
p-value		<0.0001	<0.0001	<0.0001	<0.0001	<0.0001
[1]	Last observation carried forward was used for missing data.

In addition, as agreed to with the EMA, the treatment difference between Zerenex and Renvela® (sevelamer carbonate) at Week 12 of the Safety Assessment Period in terms of change from baseline (Day 0) in serum phosphorus was analyzed. Zerenex successfully achieved the non-inferiority endpoint versus Renvela®.

Key Secondary Efficacy Endpoints Related to Iron

The objectives of the key iron-related secondary endpoints, which were all pre-specified in the statistical analysis plan, were to corroborate prior data which suggested that Zerenex may increase iron storage parameters and reduce the need for IV iron and/or ESAs. Zerenex met all the key secondary efficacy endpoints related to iron with statistically significant treatment differences versus the active control group (Renvela® [sevelamer carbonate] and/or Phoslo® [calcium acetate]), as follows:

Mean Change in Ferritin

Zerenex demonstrated a statistically significant treatment difference versus the active control group in mean change in serum ferritin from baseline (Day 0) to Week 52.

Mean Ferritin (ng/mL)[1]	Active Controls (n=134)	Zerenex (n=249)
Baseline (Day 0)	616	595
Week 12	657	751
Week 24	658	847
Week 36	636	863
Week 48	627	882
Week 52	625	897
Change from Baseline at Week 52 % Change from Baseline	9 1.5%	302 50.8%
LS Mean Difference from Active Control Group at Week 52[2]		286
p-value[2]		p<0.0001
[1]	Last observation carried forward was used for missing data.
[2]	The LS Mean treatment difference and p-value is created via an ANCOVA model with treatment as the fixed effect and baseline as the covariate.

Mean Change in TSAT

Zerenex demonstrated a statistically significant treatment difference versus the active control group in mean change in TSAT from baseline (Day 0) to Week 52.

Mean TSAT (%)[1]	Active Controls (n=131)	Zerenex (n=244)
Baseline (Day 0)	31	31
Week 12	31	40
Week 24	32	40
Week 36	30	40
Week 48	29	41
Week 52	30	39
Change from Baseline at Week 52 % Change from Baseline	-1 -3.2%	8 25.8%
LS Mean Difference from Active Control Group at Week 52[2]		10
p-value[2]		p<0.0001
[1]	Last observation carried forward was used for missing data.
[2]	The LS Mean treatment difference and p-value is created via an ANCOVA model with treatment as the fixed effect and baseline as the covariate.

Cumulative IV iron Use

Each subject’s average cumulative IV iron intake was calculated over the 52-week Safety Assessment Period. The ITT consisted of 278 subjects and 138 subjects for the Zerenex and active control groups, respectively. Zerenex demonstrated a 51.6% decrease in median IV iron intake as compared to the active control group (p<0.0001).

Cumulative Erythropoiesis-Stimulating Agent (ESA) Use

Each subject’s average cumulative ESA intake was calculated over the 52-week Safety Assessment Period. The ITT consisted of 280 subjects and 141 subjects for the Zerenex and active control groups, respectively. Zerenex demonstrated a 27.1% decrease in median ESA intake as compared to the active control group (p=0.0322).

Mean Change in Hemoglobin

Zerenex demonstrated a statistically significant treatment difference versus the active control group in mean change in hemoglobin from baseline (Day 0) to Week 52.

Mean Hemoglobin (g/dL)[1]	Active Controls (n=130)	Zerenex (n=244)
Baseline (Day 0)	11.7	11.6
Week 52	11.1	11.4
Change from Baseline at Week 52	-0.6	-0.2
LS Mean Difference from Active Control Group at Week 52[2]		0.4
p-value[2]		p=0.0105
[1]	Last observation carried forward was used for missing data.
[2]	The LS Mean treatment difference and p-value is created via an ANCOVA model with treatment as the fixed effect and baseline as the covariate.

Safety and Tolerability Profile

For reference, subjects previously intolerant to Renvela® (sevelamer carbonate) and/or Phoslo® (calcium acetate) were ineligible to participate in this study. Consistent with previous studies, Zerenex appeared safe and well tolerated in this clinical study. Based on an analysis of safety data, the side-effect profile of Zerenex and the active control group appeared similar, with the most common adverse events gastrointestinal-related. The overall rate of gastrointestinal-related adverse events, excluding feces discoloration which is an asymptomatic Zerenex side effect, were 39% Zerenex vs. 44% Active Control. The most common gastrointestinal adverse events were: diarrhea, including soft stools (27% Zerenex vs. 14% Active Control), nausea (14% Zerenex vs. 14% Active Control), vomiting (9% Zerenex vs. 13% Active Control) and constipation (8% Zerenex vs. 5% Active Control). Adverse events were generally characterized as mild to moderate in nature.

The overall serious adverse event rates in the study were 34% Zerenex vs. 43% Active Control. Importantly, there were no clinically meaningful or statistically significant differences between Zerenex and the active control group in serum calcium levels and liver enzymes, as measured by alanine transaminase, or ALT, and aspartate transaminase, or AST.

The full efficacy and safety results from the study are expected to be presented at a future medical conference.

Phase 3 Registration Clinical Program – Short-Term Study

In April 2011, we reported the final results from the Phase 3 short-term clinical trial of Zerenex for the treatment of hyperphosphatemia in end-stage renal disease patients on dialysis. Top-line results from this Phase 3 short-term study were announced in November 2010. The final results were presented at the National Kidney Foundation Spring Clinical Meetings held in Las Vegas, Nevada, in an oral presentation. In this study, conducted pursuant to a SPA agreement with the FDA, Zerenex met the study’s primary endpoint, described below, demonstrating a highly statistically significant dose response. In addition, key secondary endpoints were also met.

Study Design

The Phase 3 short-term study was a multicenter, randomized, open-label trial with a two-week washout period, following which patients were randomized 1:1:1 to receive a fixed dose of Zerenex of either 1 gram, 6 grams or 8 grams per day for a treatment period of 28 days. Zerenex was administered using a 1 gram oral caplet formulation, and the fixed-dose arms of 1 gram, 6 grams and 8 grams per day represented 1, 6 and 8 pills per day, respectively. One hundred fifty-one dialysis patients were enrolled into the study. The ITT group included 146 patients, representing all patients who took at least one dose of Zerenex and provided a Baseline (at the end of washout) and at least one post-Baseline efficacy assessment. Efficacy assessments were taken weekly starting at Baseline and subsequently at days 7, 14, 21 and 28.

Study Results

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

Importantly, no clinically meaningful change in serum calcium was observed in the study. Additionally, a statistically significant dose response reduction in calcium-phosphorus product was also observed in the study. Elevated levels of serum calcium, or hypercalcemia, and high levels of calcium-phosphorus product, both of which are believed to be drawbacks from the use of some of the currently marketed phosphate binders, increase the risk of soft tissue calcification and may contribute to the substantial morbidity and mortality seen in patients with ESRD.

Certain iron parameters, including ferritin and TSAT, were measured in the study. Over the 28-day treatment period, modest upward trends in ferritin and TSAT levels were observed in the 6 grams/day and 8 grams/day dose groups.

Zerenex appeared to be safe and well-tolerated in this clinical study, with no serious adverse events deemed to be drug-related by the Data Safety Monitoring Committee.

COSTS AND TIME TO COMPLETE PRODUCT DEVELOPMENT

The information below provides estimates regarding the costs associated with the completion of the current development phase and our current estimated range of the time that will be necessary to complete such development for Zerenex, which is currently our only product candidate. We also direct your attention to the risk factors which could significantly affect our ability to meet these cost and time estimates found in this report in Item 1A under the heading “Risks Associated with Our Product Development Efforts.”

Product candidate	Target indication	Development status	Expected completion of phase	Estimated cost to complete phase
Zerenex™ (ferric citrate)	Hyperphosphatemia in patients with end-stage renal disease	Pending NDA and MAA submissions	Mid-2013	$3 - $4 million
Zerenex™ (ferric citrate)	Management of serum phosphorus and iron deficiency in anemic patients with Stages 3 to 5 non-dialysis dependent chronic kidney disease	Phase 2	3Q 2013	$3 - $4 million

Completion dates and costs in the above table are estimates and are subject to the uncertainties associated with regulatory submissions, clinical trials and the related requirements of development. In the cases where the requirements for regulatory submissions, clinical trials and development programs have not been fully defined, or are dependent on the success of other trials, we cannot estimate trial completion or cost with any certainty. The actual spending on each trial during the year is also dependent on our ability to fund such clinical trials. We therefore direct your attention to Item 7 under the heading “Liquidity and Capital Resources.”

INTELLECTUAL PROPERTY AND PATENTS

General

Patents and other proprietary rights are very important to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents supported by regulatory exclusivity, or are effectively maintained as trade secrets. It is our intention to seek and maintain patent and trade secret protection for our drug candidates and our proprietary technologies. As part of our business strategy, our policy is to actively file patent applications in the U.S. and, when appropriate, internationally to cover methods of use, processes of manufacture, new chemical compounds, pharmaceutical compositions, dosing of the compounds and compositions, and improvements in each of these areas. We also rely on trade secret information, technical know-how, innovation and agreements with third parties to continuously expand and protect our competitive position. We have a number of patents and patent applications related to our compounds and other technology, but we cannot guarantee the scope of protection of the issued patents, or that such patents will survive a validity or enforceability challenge, or that any of the pending patent applications will issue as patents.

Generally, patent applications in the U.S. are maintained in secrecy for a period of 18 months or more. Since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we are not certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file those patent applications. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us, we may have to participate in interference or derivation proceedings in front of the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. However, the life of a patent covering a product that has been subject to regulatory approval may have the ability to be extended through the Patent Term Extension program available under 35 U.S.C. § 156, although any such extension could still be minimal.

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

Pursuant to our license for Zerenex (ferric citrate) with Panion & BF Biotech, Inc., or Panion, we have the exclusive commercial rights to a series of patent applications worldwide, excluding certain Asian-Pacific countries. These patents and patent applications include claims directed to compositions of matter, pharmaceutical compositions, methods of treatment, as well as methods for the manufacture of ferric citrate. We have also filed a patent application directed to formulations of certain ferric citrate drug products.

The patent rights that we own or have licensed relating to Zerenex are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market Zerenex. In particular:

●	The first composition of matter and method patent relating to Zerenex in the United States (U.S. Patent No. 5,753,706) expires in February 2017. We cannot assure you that we can obtain any extension of the term of this patent for delays caused by FDA regulatory review (the maximum amount of term extension available under the Patent Term Extension provisions of 35 U.S.C. § 156 would extend the term of this patent to February 2022). We have additional composition of matter and use patents expiring in 2024 with independent claims covering forms of ferric citrate (the active pharmaceutical ingredient (API) of Zerenex), pharmaceutical compositions that include the API, pharmaceutical compositions having ferric citrate in an amount effective to reduce serum phosphate levels, and methods of treating hyperphosphatemia and metabolic acidosis. Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are key, non-interchangeable components of the pharmaceutical product. Upon expiration of U.S. Patent No. 5,753,706, competitors who obtain the requisite regulatory approval can offer products with the same composition as our product, so long as the competitors do not infringe any other patents that we may hold, such as other composition of matter patents and/or method of use patents.

●	Our methods of use patents only protect the product when used or sold for the claimed methods. However, these types of patents do not limit a competitor from making and marketing a product that is identical to our product that is labeled for an indication that is outside of our patented methods, or for which there is a substantial use in commerce outside of our patented methods.

●	Our pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or potentially sell our product(s) or in countries where others develop, manufacture and potentially sell products using our technologies. Moreover, our pending patent applications, if issued as patents, may not provide additional protection for our product.

●	Because any potential date for regulatory approval is currently unknown, it is possible that the life of these patents following regulatory approval will be minimal, even if the above-discussed Patent Term Extension is obtained.

Obtaining proof of direct infringement by a competitor for a method of use patent can be difficult because the competitors making and marketing a product may not engage in the patented use. Additionally, obtaining proof that a competitor contributes to, or induces, infringement of a patented method by another can be difficult because an off-label use of a product could prohibit a finding of contributory infringement. In addition, proving inducement of infringement requires proof of intent by the competitor. If we are required to defend ourselves against claims or to protect our own proprietary rights against others, it could result in substantial costs to us and the distraction of our management. An adverse ruling in any litigation or administrative proceeding could prevent us from marketing and selling Zerenex if we obtain regulatory approval, increase the risk that a generic version of Zerenex could enter the market to compete with Zerenex, limit our development and commercialization of Zerenex, or otherwise harm our competitive position and result in additional significant costs. In addition, any successful claim of infringement asserted against us could subject us to monetary damages or injunction, which could prevent us from making or selling Zerenex. We also may be required to obtain licenses to use the relevant technology. Such licenses may not be available on commercially reasonable terms, if at all.

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

In addition to patent protection, we may utilize orphan drug regulations, pediatric exclusivity or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended, or FDCA, such as new chemical entity exclusivity or new formulation exclusivity, to provide market exclusivity for a drug candidate. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S., or, diseases that affect more than 200,000 individuals in the U.S. but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. In the U.S., the FDA has the authority to grant additional data protection for approved drugs where the sponsor conducts specified testing in pediatric or adolescent populations. If granted, this pediatric exclusivity provides an additional six months which are added to the term of data protection as well as to the term of a relevant patent, to the extent these protections have not already expired. We may also seek to utilize market exclusivities in other territories, such as in the EU. We cannot assure that our drug candidate, Zerenex (ferric citrate), or any drug candidates we may acquire or in-license, will obtain such orphan drug designation, pediatric exclusivity, new chemical entity exclusivity or any other market exclusivity in the U.S., EU or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any market exclusivity protection.

LICENSING AGREEMENTS AND COLLABORATIONS

We have formed strategic alliances with a number of companies for the development, manufacture and commercialization of Zerenex. Our current key strategic alliances are discussed below.

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

Japan Tobacco Inc. and Torii Pharmaceutical Co., Ltd.

In September 2007 (amended and restated in June 2009), we entered into a sublicense agreement with JT and Torii, JT's pharmaceutical business subsidiary, under which JT and Torii obtained the exclusive rights for the development and commercialization of Zerenex (ferric citrate) in Japan. The licensing arrangement calls for JT and Torii to pay us up to $100 million in up-front license fees and payments upon the achievement of pre-specified milestones, of which we have received $35 million, including the milestone payment of $7.0 million in January 2013 for the achievement of the NDA filing in Japan milestone. In addition, upon commercialization, JT and Torii will make royalty payments to Keryx on net sales of ferric citrate in Japan. JT and Torii are responsible for the development and commercialization costs in Japan.

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

Zerenex, currently our only drug candidate, will have to compete with existing therapies. In addition, other companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting with Zerenex, including the treatment of hyperphosphatemia and iron deficiency. Other companies have products or drug candidates in various stages of pre-clinical or clinical development to treat diseases for which we are seeking to acquire, in-license and develop drug candidates. Some of these potential competing drugs are further advanced in development than Zerenex and other potential drug candidates we may acquire or in-license, and may be commercialized earlier. Additional information can be found under Item 1A - Risk Factors – Other Risks Related to Our Business within this report.

SUPPLY AND MANUFACTURING

We have limited experience in manufacturing products for clinical or commercial purposes.

We believe that we have established contract manufacturing relationships for the supply of Zerenex (ferric citrate) to ensure that we will have sufficient material for clinical trials and commercial launch. In addition, we are establishing the basis for long-term commercial production capabilities. We have committed to build inventory in anticipation for the launch of Zerenex in 2014. As with any supply program, obtaining raw materials of the required quality and quantity cannot be guaranteed and we cannot ensure that we will be successful in this endeavor.

Prior to the time of commercial sale, to the extent possible and commercially practicable, we intend to seek to engage back-up suppliers for Zerenex. Until such time, we expect that we will rely on a single contract manufacturer to produce Zerenex under current Good Manufacturing Practice, or cGMP, regulations. Our third-party manufacturers have a limited number of facilities in which Zerenex can be produced and will have limited experience in manufacturing Zerenex in quantities sufficient for commercialization. Our third-party manufacturers will have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. Both of these occurrences would be beyond our control.

We expect to similarly rely on contract manufacturing relationships for any products that we may in-license or acquire in the future. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

Contract manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. Any of our contractors in Europe face similar challenges from the numerous European Union and member state regulatory agencies and authorized bodies. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations and periodic auditing. If they are deemed out of compliance with cGMPs, approvals could be delayed, product recalls could result, inventory could be destroyed, production could be stopped and supplies could be delayed or otherwise disrupted.

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

GOVERNMENT AND INDUSTRY REGULATION

Numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies, impose substantial regulations upon the clinical development, manufacture and marketing of our drug candidate(s), as well as our ongoing research and development activities. None of our drug candidates have been approved for sale in any market in which we have, or previously had, marketing rights. Before marketing in the U.S., any drug that we develop must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the FDCA. The FDA regulates, among other things, the pre-clinical and clinical testing, safety, efficacy, approval, manufacturing, testing, packaging, labeling, storage, recordkeeping, adverse event reporting, advertising, promotion, and distribution, including imports and exports of biopharmaceutical products.

The regulatory review and approval process is lengthy, expensive and uncertain. We are required to submit extensive pre-clinical, clinical and manufacturing data and supporting information to the FDA for each indication or use to establish a drug candidate’s safety and efficacy before we can secure FDA approval to market or sell a product in the U.S. The approval process takes many years, requires the expenditure of substantial resources including ongoing requirements for post-market surveillance and possibly post-marketing studies. Before commencing clinical trials in humans, we must submit an IND to the FDA containing, among other things, pre-clinical data, chemistry, manufacturing and control information, and an investigative plan. Our submission of an IND may not result in FDA authorization to commence a clinical trial.

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

The FDA must respond to a request for fast track designation within 60 calendar days of receipt of the request. If the FDA determines that the conditions for fast track designation have been met, the FDA will provide a designation letter stating that fast track designation has been granted for development of the drug product for use in treating serious or life-threatening conditions, and informing the sponsor that development studies must show that the product fulfills unmet medical needs. A fast track designation applies to the product coupled with the specific indication for which it is being studied, but not to a product alone.

If the fast track request is incomplete, or the drug development program fails to meet the criteria for fast track designation, the FDA will issue a nondesignation determination. If the sponsor submits a subsequent request for consideration, the FDA will respond to that request within 60 calendar days of receipt of the subsequent request.

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

Sponsors of drugs designated as fast track also may seek approval under the FDA’s accelerated approval regulations. Under this authority, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of demonstrated clinical effects that are not the ultimate desired benefit, but are reasonably likely to produce that benefit. Accelerated approval based on a surrogate endpoint or an effect on a clinical endpoint other than survival or irreversible morbidity will be subject to the requirement that the applicant study the drug further to verify and describe its clinical benefit where there is uncertainty as to the relation of the surrogate endpoint to clinical benefit or uncertainty as to the relation of the observed clinical benefit to ultimate outcome. Post-marketing studies are usually underway at the time an applicant files the NDA. When required to be conducted, such post-marketing studies must also be adequate and well-controlled. The applicant must carry out any such post-marketing studies with due diligence. Many companies who have been granted the right to utilize an accelerated approval approach have failed to obtain approval. Moreover, negative or inconclusive results from the clinical trials we hope to conduct or adverse medical events could cause us to have to repeat or terminate the clinical trials. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all, and, therefore, could not submit the NDA to the FDA or foreign regulatory authorities for marketing approval.

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

The length of time necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or that may increase the costs of these trials, include:

•	slow patient enrollment due to the nature of the clinical trial plan, the proximity of patients to clinical sites, the eligibility criteria for participation in the study, competing clinical trials or other factors;

•	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials or delays in approvals from a study site’s review board;

•	longer treatment time required to demonstrate efficacy or determine the appropriate product dose;

•	insufficient supply of the drug candidates;

•	high drop-out rate in the clinical trial;

•	adverse medical events or side effects in treated patients; and

•	lack of efficacy of the drug candidates.

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

It is also becoming more common for the FDA to request a Risk Evaluation and Mitigation Strategy, or REMS, as part of a NDA. A REMS plan may contain post-market obligations of the sponsor to, among other things, train prescribing physicians, monitor off-label drug use, and conduct sufficient Phase 4 follow-up studies and registries to ensure the continued safe use of the drug.

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

If the FDA grants approval, the approval will be limited to those disease states, conditions and patient populations for which the product is deemed by the FDA to be safe and effective, as determined by the FDA’s review of the clinical studies and other data submitted in the NDA. Further, a product may be marketed only in those dosage forms and for those indications approved in the NDA. Certain changes to an approved NDA, including, with certain exceptions, any significant changes to manufacturing, drug product, or labeling, require approval of a supplemental application before the drug may be marketed as changed. Any products that we manufacture or distribute pursuant to FDA approvals are subject to continuing monitoring and regulation by the FDA, including compliance with cGMPs and the reporting of field alerts and adverse experiences with the drugs. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will generally be limited to those specified in FDA approved labeling, and the promotion and advertising of our products will be subject to comprehensive monitoring, review and regulation by the FDA. Drugs whose review was accelerated may carry additional restrictions on marketing activities, including the requirement that all promotional materials are pre-submitted to the FDA. Claims exceeding or deemed inconsistent with those contained in approved labeling, or deemed to be false or misleading, may constitute a violation of the FDCA. Violations of the FDCA or regulatory requirements at any time during the product development process, approval process, or marketing and sale following approval may result in agency enforcement actions, including withdrawal of approval, recall, seizure of products, warning letters, injunctions, fines and/or civil or criminal penalties. In addition, there may be instances in which the U.S. Department of Justice or Office of Inspector General at the U.S. Department of Health & Human Services pursues an enforcement action against our company or our contract manufacturers due to manufacturing or marketing activities or due to alleged kickbacks to health care professionals or false claims to the government if we are able to obtain reimbursement for our product. Any agency enforcement action could have a material adverse effect on our business.

Should we wish to market our products outside the U.S., we must receive marketing authorization from the appropriate foreign regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, companies may apply for foreign marketing authorizations at a national level. However, within the European Union, registration procedures are available to companies wishing to market a product in more than one European Union member state. Typically, if the regulatory authority is satisfied that a company has presented adequate evidence of safety, quality and efficacy, then the regulatory authority will grant a marketing authorization. This foreign regulatory approval process, however, involves risks similar or identical to the risks associated with FDA approval discussed above, and therefore we cannot guarantee that we will be able to obtain the appropriate marketing authorization for any product in any particular country.

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

RESEARCH AND DEVELOPMENT

Company sponsored research and development expenses (excluding non-cash compensation and discontinued operations) totaled $13,728,000 in 2010, $26,209,000 in 2011, and $19,369,000 in 2012. “Other research and development expenses” consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical and laboratory development, manufacturing, facilities-related and other expenses relating to the design, development, manufacture, testing, and enhancement of our drug candidates and technologies, as well as expenses related to in-licensing of new product candidates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

EMPLOYEES

As of February 26, 2013, we had 25 full and part-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2012, we had an accumulated deficit of $392.6 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate.

We have not yet commercialized any drug candidate and cannot be sure that we will ever be able to do so. In April 2012 we announced that our Phase 3 trial for KRX-0401 (perifosine) for refractory advanced colorectal cancer did not meet the primary endpoint of improving overall survival versus capecitabine and placebo. Following these results, in May 2012, we abandoned our development efforts and terminated our license relating to the KRX-0401 (perifosine) drug candidate, and re-focused our development efforts on our only remaining drug candidate, Zerenex. Even if we commercialize Zerenex, or a future drug candidate, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain regulatory approval for our drug candidate, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidate.

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

Negative or inconclusive results from the clinical trials we conduct or unanticipated adverse medical events could cause us to have to repeat or terminate the clinical trials. For example, in May 2012, we abandoned our development efforts and terminated our license for KRX-0401 (perifosine) following negative results from the Phase 3 trial. We may also opt to change the delivery method, formulation or dosage which could affect efficacy results for the drug candidate. Accordingly, we may not be able to complete the clinical trials within an acceptable time frame, if at all.

We have conducted two Phase 3 clinical trials initiated in May 2010 and September 2010 for Zerenex as a treatment of hyperphosphatemia in patients with end-stage renal disease pursuant to a SPA agreement with the FDA. Many companies which have been granted SPAs and/or the right to utilize Fast Track or accelerated approvals have ultimately failed to obtain final approval to market their drugs. Since we are seeking approval for Zerenex under a SPA, based on protocol designs negotiated with, and agreed to by, the FDA, we may be subject to enhanced scrutiny. Regardless of the success of our Phase 3 clinical trials, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision. Additionally, the regulatory approval of new therapies could invalidate our SPA agreement, or require us to conduct additional, expensive clinical trials to obtain regulatory approval.

In May 2011, we announced positive Scientific Advice from the European Medicines Agency, or EMA, for the development of Zerenex for the management and control of serum phosphorus in ESRD patients undergoing dialysis, and in pre-dialysis chronic kidney disease, or CKD, patients. The Scientific Advice from the EMA indicates that our successful Phase 3 program in the U.S., in conjunction with safety data generated from other clinical studies with Zerenex, will be considered sufficient to support a European marketing authorization application, or MAA, to the EMA for the indication in ESRD patients on dialysis. As a result, we believe that since our Phase 3 program in the U.S. was successful, we will not need to conduct any additional clinical trials to assess the safety or efficacy of Zerenex in order to obtain European approval in the dialysis setting. The Scientific Advice also provided us with a regulatory path forward in the pre-dialysis CKD setting in Europe. Scientific Advice is legally non-binding and is based on the current scientific knowledge, which may be subject to future changes. Many companies which have been provided with Scientific Advice by the EMA have ultimately failed to obtain approval of an MAA for their drugs. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, the Scientific Advice does not guarantee approval. The EMA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision, which may delay or prevent EMA approval of Zerenex.

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

Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding and liver toxicities that have been seen in some high-dose, ferric citrate canine studies, may require us to perform additional safety studies or analyses, which could delay the development of the drug or lead to a decision to discontinue development of the drug. We have submitted to the FDA data from our short-term and long-term rat and canine pre-clinical studies for Zerenex. While the FDA has reviewed the data from these studies and we have conducted our Phase 3 clinical program, we can provide no assurance that the FDA will not raise any safety concerns in the future from these studies. Drug candidates in the later stages of clinical development may fail to show the desired traits of safety and efficacy despite positive results in earlier clinical testing. The risk remains that a pivotal program may generate efficacy data that will be insufficiently persuasive for the approval of the drug, or may raise safety concerns that may prevent approval of the drug. The risk also remains that a clinical program conducted by one of our partners may raise efficacy or safety concerns that may prevent approval of the drug. Interpretation of the prior pre-clinical and clinical safety and efficacy data of our drug candidate may be flawed. There can be no assurance that safety and/or efficacy concerns from the prior data were not overlooked or misinterpreted, which in subsequent, larger studies might appear and prevent approval of such drug candidate. In addition, top-line results reported on completed clinical trials are based on a preliminary analysis of then available data (both safety and efficacy) and there is the risk that such findings and conclusions could change following a more comprehensive review of the data by us or a regulatory authority. For example, on January 28, 2013, we announced successful top-line results from our long-term Phase 3 study of Zerenex for the treatment of elevated serum phosphorus levels, or hyperphosphatemia, in patients with ESRD on dialysis. In this study, Zerenex met the study's primary endpoint, demonstrating a highly statistically significant change in serum phosphorus versus placebo over the four-week Efficacy Assessment Period of the study. In addition, Zerenex met the key secondary endpoints of increasing ferritin and TSAT and reducing the use of IV iron and ESAs versus the active control group over the 52-week Safety Assessment Period of the study. We can provide no assurance that our findings and conclusions from our long-term Phase 3 study of Zerenex will not change following a more comprehensive review of the data by us or a regulatory authority.

Clinical trials have a high risk of failure. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving what appeared to be promising results in earlier trials. We experienced such a setback with our Phase 3 KRX-0401 (perifosine) results in April 2012, and we can provide no assurance that we will not experience such setbacks with Zerenex or any other drug candidate we develop. If we experience delays in the testing or approval process for our existing drug candidate or if we need to perform more or larger clinical trials than originally planned, our financial results and the commercial prospects for our drug candidate may be materially impaired. In addition, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval in the U.S. and abroad. Accordingly, we may encounter unforeseen problems and delays in the approval process. Although we engage, from time to time, clinical research organizations with experience in conducting regulatory trials, errors in the conduct, monitoring, data capture and analysis, and/or auditing could potentially invalidate the results.

Because all of our proprietary technologies are licensed or sublicensed to us by third parties, termination of these license rights would prevent us from developing and commercializing Zerenex.

We do not own our drug candidate, Zerenex. We have licensed and sublicensed the rights, patent or otherwise, to Zerenex from a third party, Panion & BF Biotech, Inc., or Panion, who in turn licenses certain rights to Zerenex from one of the inventors of Zerenex. The license agreement with Panion requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the agreement, we must pay royalties on sales of product resulting from the licensed technologies and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner or if we otherwise breach the terms of our license agreement, Panion could terminate the agreement, and we would lose the rights to Zerenex. In addition, if Panion breaches its agreement with the inventor from whom it licenses rights to Zerenex, Panion could lose its license, which could impair or delay our ability to develop and commercialize Zerenex. From time to time, we may have disagreements with our licensors or collaborators, or they and/or we may have disagreements with the original inventors, regarding the terms of our agreements or ownership of proprietary rights, which could lead to delays in the research, development and commercialization of our current, and any future, drug candidate, could require or result in litigation or arbitration, which would be time-consuming and expensive, or could lead to the termination of a license, or force us to negotiate a revised or new license agreement on terms less favorable than the original. In addition, in the event that the owners and/or licensors of the rights we license were to enter into bankruptcy or similar proceedings, we could potentially lose our rights to our drug candidates or our rights could otherwise be adversely affected, which could prevent us from developing or commercializing our drug candidates. Finally, our rights to develop and commercialize Zerenex, whether ourselves or with third parties, are subject to and limited by the terms and conditions of our licenses to Zerenex and the licenses and sublicenses we grant to others.

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

Our ability to conduct clinical trials and commercialize our drug candidate will depend on the ability of such third parties to manufacture our drug candidate on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices, or cGMP, and other regulatory requirements, including requirements from federal, state and local environmental and safety regulatory agencies and foreign regulatory requirements, if applicable. Prior to approval, we will need to complete validation studies that the FDA must review and approve. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. Contract manufacturers often encounter difficulties in scaling up production, including problems involving raw material supplies, production yields, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, capacity constraints, changing priorities within the contract manufacturers, compliance with FDA and foreign regulations, environmental compliance, production costs and development of advanced manufacturing techniques and process controls. Any of these difficulties, if they occur, and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for our drug candidate. These risks become more acute as we scale up for commercial quantities, where a reliable source of raw material supplies becomes critical to commercial success. For example, given the large quantity of materials required for ferric citrate production, as we approach commercialization for Zerenex we will need to ensure an adequate supply of starting materials that meet quality, quantity and cost standards. Failure to achieve this level of supply can jeopardize the successful commercialization of the product. Moreover, issues that may arise in our current transition to commercial batch sizes with our third party manufacturers of Zerenex can lead to delays in our development timelines.

Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our drug candidate. In addition, our contract manufacturers will be subject to ongoing periodic and unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with cGMP, as well as other governmental regulations and corresponding foreign standards. While we periodically audit our contractors for adherence to regulatory requirements, we cannot assure you that unforeseen changes at these contractors will not occur that could change their regulatory standing. The same issues apply to contract analytical services which we use for testing of our drug candidate. We will not have control over, other than by contract and periodic oversight, third-party manufacturers’ compliance with these regulations and standards. We are currently developing analytical tools for ferric citrate drug substance and drug product testing. Failure to develop effective analytical tools could result in regulatory or technical delay or could jeopardize our ability to obtain FDA approval. Moreover, even with effective analytical tooling available, there is no assurance that we will be able to analyze all the raw materials and qualify all impurities to the satisfaction of the FDA, possibly requiring additional analytical studies, analytical method development, or preclinical studies, which could significantly delay our ability to file an NDA or receive regulatory approval for our drug candidate. Additionally, changes in the analytical specifications required by the FDA or other regulatory authority, such as United States Pharmacopeial Convention standards, from time to time, could delay our ability to file an NDA or receive regulatory approval for our drug candidate. Switching or engaging multiple third-party contractors to produce our drug substance or drug product may be difficult because the number of potential manufacturers may be limited and the process by which multiple manufacturers make the drug substance or drug product must meet established specifications at each manufacturing facility. It may be difficult for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. For Zerenex, we currently rely on one supplier to source the ferric citrate drug substance. The loss of this source of supply would result in significant additional costs and delays in our development program. Moreover, if we need to add or change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve any new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA and foreign regulations and standards.

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

Even if we obtain regulatory approval to market Zerenex, if it fails to achieve market acceptance, we may never record meaningful revenues.

Even if Zerenex is approved for sale, it may not be commercially successful in the marketplace. Market acceptance of our drug product will depend on a number of factors, including:

•	perceptions by members of the health care community, including physicians, of the safety and efficacy of our product candidate, including, but not limited to, the perception of the long-term effects of the potential absorption and/or accumulation of ferric iron or citrate resulting from the use of Zerenex;
•	the marketing claims that the FDA will permit us to make in the labeling and advertising of Zerenex, including potential marketing claims related to the effect of Zerenex on iron storage parameters and on the need for, and use of, IV iron and ESAs;
•	the rates of adoption of our product by medical practitioners and the target populations for our product;
•	the potential advantages that our product offers over existing treatment methods;
•	the cost-effectiveness of our product relative to competing products, which may be exacerbated as existing treatments go off-patent;
•	the availability of government or third-party payor reimbursement for our product;
•	the side effects or unfavorable publicity concerning our product or similar products; and
•	the effectiveness of our sales, marketing and distribution efforts.

Because we expect sales of our product, if approved, to generate substantially all of our revenues in the long-term, the failure of our drug to find market acceptance would harm our business and could require us to seek additional financing or other sources of revenue.

If our competitors develop and market products that are less expensive, more effective or safer than our drug product, or our drug product does not achieve market acceptance vis-à-vis existing treatments, our commercial opportunities may be reduced or eliminated.

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

Zerenex, if approved in the U.S., would have to compete with other FDA approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi-Aventis), PhosLo® (calcium acetate), marketed by Fresenius Medical Care, and Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. Our strategy to compete against these existing treatments depends in part on physicians and patients accepting that Zerenex provides certain advantages, such as the absence of hypercalcemia as compared to PhosLo, reduced pill burden as compared to Renagel and the lack of lanthanum build-up and a preferred route of administration (non-chewable) as compared to Fosrenol. In addition, we compete against existing treatments on price, which becomes more challenging as generic versions of these existing treatments come to market. For example, a generic formulation of PhosLo® manufactured by Roxane Laboratories, Inc. was launched in the U.S. in October 2008. In addition, upon the expiration of their core patents, generic formulations of Renagel® and Renvela® (expected in the U.S. beginning in March 2014), and generic formulations of Fosrenol®, may be launched, which could have a material effect on the pricing of phosphate binders.

In addition, our commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our drug product. Other companies have drug candidates in various stages of pre-clinical or clinical development to treat diseases for which we are also seeking to acquire and develop drug products. Some of these potential competing drugs are further advanced in development than our drug candidate and may be commercialized earlier. Even if we are successful in developing effective drugs, our product(s) may not compete successfully with products produced by our competitors. Fresenius Medical Care and Vifor Pharma are collaborating on the development of an iron-based phosphate binder, PA21, which we believe to be a chewable tablet formulation. Recently, Fresenius Medical Care and Vifor Pharma announced positive data from a multi-national, Phase 3 study of PA21 in dialysis patients, and also announced the submission to the EMA of the first approval dossier for PA21. If approved by the FDA and/or EMA, PA21 could have a material effect on the market opportunities of Zerenex in the U.S. and Europe, respectively.

If we lose our key personnel or are unable to attract and retain additional personnel, our operations could be disrupted and our business could be harmed.

As of February 26, 2013, we had 25 full and part-time employees. To successfully develop our drug candidate, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Bentsur, such agreement does not prevent him from terminating his employment with us.

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

Furthermore, in the U.S., health care reform legislation titled the Patient Protection and Affordable Care Act, or PPACA, was signed into law in March 2010. The impact of this legislation on our business is inherently difficult to predict as many of the details regarding the implementation of this legislation have not been determined. In a decision issued on June 29, 2012, the United States Supreme Court upheld the majority of PPACA. The Court’s decision allows implementation of key provisions impacting drug and device manufacturers to go forward. This includes PPACA changes to the Medicare Part D Program (including closing the “donut hole”), Medicaid Drug Rebate Program (including the definition of AMP), and expansion of the 340B Drug Discount Program. The decision also allows the FDA and CMS to continue with implementation efforts, including related to the Biologics Price Competition and Innovation Act and the Physician Payments Sunshine Act, both of which were enacted as part of the PPACA. Regulations to implement PPACA could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses. Government-financed comparative efficacy research could also result in new practice guidelines, labeling or reimbursement policies that discourages use of our product.

For example, in July 2010, CMS released its final rule to implement a bundled prospective payment system for end-stage renal disease facilities as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The final rule delayed the inclusion of oral medications without intravenous equivalents, such as phosphate binders, in the bundle until January 1, 2014; however, on January 3, 2013, the United States Congress passed legislation known as the American Taxpayer Relief Act of 2012, which, among other things, delays by two years the implementation of oral-only end-stage renal disease related drugs, including phosphate binders, in the bundled ESRD prospective payment system, until January 1, 2016. If phosphate binders are included in the bundle beginning in 2016, separate Medicare reimbursement will no longer be available for phosphate binders, as it is today under Medicare Part D. While it is too early to project the impact bundling may have on the phosphate binder industry, the impact could potentially cause dramatic price reductions for phosphate binders.

On September 27, 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-market authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA’s exercise of this authority may result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, which may also increase costs related to complying with new post-approval regulatory requirements, and increase potential FDA restrictions on the sale or distribution of approved products. Finally, on July 9, 2012, the Food and Drug Administration Safety and Innovation Act was enacted to, among other things, renew the drug user fee program, expand the FDA’s inspection records access and require manufacturers to establish appropriate oversight and controls over their suppliers and the supply chain, including raw material suppliers and contract manufacturers, as a part of cGMP compliance.

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

The development, manufacturing, pricing, sale, marketing, and reimbursement of our product(s), together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. We are a relatively small company with 25 full and part-time employees as of February 26, 2013. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, issuance of an enforcement or warning letter, restrictions on our product or manufacturing processes, withdrawal of product(s) from the market, significant fines, or other sanctions or litigation.

Risks related to our financial condition

Our cash, cash equivalents and investment securities may not be adequate to finance our operating cash requirements for the length of time that we have estimated.

We currently anticipate that our cash and cash equivalents at December 31, 2012, the January 2013 public offering, of which the net proceeds from this offering were approximately $74.8 million, net of underwriting discounts and offering expenses of approximately $5.6 million, and the $7.0 million milestone payment received from JT and Torii in January 2013 are sufficient to fund our anticipated operating cash requirements for approximately the next 21 to 24 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with the build-up of pre-launch/launch inventory, the timing and expenditures associated with submitting the NDA and MAA for Zerenex, the timing and expenditures associated with select pre-commercial/commercial activities related to Zerenex, and the timing, design and conduct of clinical trials for Zerenex. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of Zerenex.

Our forecast of the period of time through which our cash, cash equivalents and investment securities will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	the timing and expenditures associated with the build-up of pre-launch/launch inventory;
•	the timing and expenditures associated with submitting the NDA and MAA filings for Zerenex;
•	the timing and expenditures associated with select pre-commercial/commercial activities related to Zerenex;
•	the timing, design and conduct of, and results from, clinical trials for Zerenex;
•	the timing of expenses associated with manufacturing and product development of Zerenex and those proprietary drug candidates that may be in-licensed, partnered or acquired;
•	the timing of the in-licensing, partnering and acquisition of new product opportunities;
•	the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;
•	our ability to achieve our milestones under our licensing arrangement;
•	the timing and expenses associated with capital expenditures to expand our manufacturing capabilities;
•	the timing and expenses associated with building our own commercial infrastructure to manufacture, market and sell our drug candidate and those that may be in-licensed, partnered or acquired; and
•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights.
•	the costs related to litigation.

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

Our commercial success will depend in part on our ability, and the ability of our licensors, to obtain and maintain patent protection on our drug product and technologies, and to successfully defend these patents against third-party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, the patents we use may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative drug products or technologies or design around our patented drug product and technologies which may have an adverse effect on our business. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us, we may have to participate in interference or derivation proceedings in front of the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. The patents we use may be challenged or invalidated or may fail to provide us with any competitive advantage. As many of the patents we use are licensed or sublicensed from third parties, we may not be able to enforce such licensed patents against third party infringers without the cooperation of the patent owner and the licensor, which may not be forthcoming. In addition, we may not be successful or timely in obtaining any patents for which we submit applications.

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

The intellectual property that we own or have licensed relating to our drug candidate, Zerenex, is limited, which could adversely affect our ability to compete in the market and adversely affect the value of Zerenex.

The patent rights that we own or have licensed relating to Zerenex are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market Zerenex. In particular:

•	The first composition of matter and method patent relating to Zerenex in the United States (U.S. Patent No. 5,753,706) expires in February 2017. We cannot assure you that we can obtain any extension of the term of this patent for delays caused by FDA regulatory review (the maximum amount of term of extension available under the Patent Term Extension provisions of 35 U.S.C. § 156 would extend the term of this patent to February 2022). Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are key, non-interchangeable components of the pharmaceutical product. Upon expiration of U.S. Patent No. 5,753,706, competitors who obtain the requisite regulatory approval can offer products with the same composition as our product, so long as the competitors do not infringe any other patents that we may hold, such as other composition of matter patents and/or method of use patents.
•	Our methods of use patents only protect the product when used or sold for the claimed methods. However, these types of patents do not limit a competitor from making and marketing a product that is identical to our product that is labeled for an indication that is outside of our patented methods, or for which there is a substantial use in commerce outside of our patented methods.
•	Our pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or potentially sell our product(s) or in countries where others develop, manufacture and potentially sell products using our technologies. Moreover, our pending patent applications, if issued as patents, may not provide additional protection for our product.
•	Because any potential date for regulatory approval is currently unknown, it is possible that the life of these patents following regulatory approval will be minimal, even if the above-discussed Patent Term Extension is obtained.

Obtaining proof of direct infringement by a competitor for a method of use patent can be difficult because the competitors making and marketing a product may not engage in the patented use. Additionally, obtaining proof that a competitor contributes to, or induces, infringement of a patented method by another can be difficult because an off-label use of a product could prohibit a finding of contributory infringement. In addition, proving inducement of infringement requires proof of intent by the competitor. If we are required to defend ourselves against claims or to protect our own proprietary rights against others, it could result in substantial costs to us and the distraction of our management. An adverse ruling in any litigation or administrative proceeding could prevent us from marketing and selling Zerenex if we obtain regulatory approval, increase the risk that a generic version of Zerenex could enter the market to compete with Zerenex, limit our development and commercialization of Zerenex, or otherwise harm our competitive position and result in additional significant costs. In addition, any successful claim of infringement asserted against us could subject us to monetary damages or injunction, which could prevent us from making or selling Zerenex. We also may be required to obtain licenses to use the relevant technology. Such licenses may not be available on commercially reasonable terms, if at all.

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

In addition to patent protection, we may utilize orphan drug regulations, pediatric exclusivity or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended, or FDCA, such as new chemical entity exclusivity or new formulation exclusivity, to provide market exclusivity for a drug candidate. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S., or, diseases that affect more than 200,000 individuals in the U.S. but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. In the U.S., the FDA has the authority to grant additional data protection for approved drugs where the sponsor conducts specified testing in pediatric or adolescent populations. If granted, this pediatric exclusivity provides an additional six months which are added to the term of data protection as well as to the term of a relevant patent, to the extent these protections have not already expired. We may also seek to utilize market exclusivities in other territories, such as in the EU. We cannot assure that our drug candidate, Zerenex (ferric citrate), or any drug candidates we may acquire or in-license, will obtain such orphan drug designation, pediatric exclusivity, new chemical entity exclusivity or any other market exclusivity in the U.S., EU or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any market exclusivity protection.

Litigation or third-party claims could require us to spend substantial time and money defending such claims and adversely affect our ability to develop and commercialize our product.

We may be forced to initiate litigation to enforce our contractual and intellectual property rights, or we may be sued by third parties asserting claims based on contract, tort or intellectual property infringement. In addition, third parties may have or may obtain patents in the future and claim that Zerenex or any other technologies infringe their patents. If we are required to defend against suits brought by third parties, or if we sue third parties to protect our rights, we may be required to pay substantial litigation costs, and our management’s attention may be diverted from operating our business. In addition, any legal action against our licensor or us that seeks damages or an injunction of our commercial activities relating to Zerenex or other technologies could subject us to monetary liability, a temporary or permanent injunction preventing the development, marketing and sale of Zerenex or such technologies, and/or require our licensor or us to obtain a license to continue to use Zerenex or other technologies. We cannot predict whether our licensor or we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms, if at all.

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

Future issuances of common stock could further depress the market for our common stock.

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

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

•	developments concerning our drug candidate, including the safety and efficacy results from clinical trials and regulatory filings and approvals;

•	announcements of technological innovations by us or our competitors;
•	introductions or announcements of new products by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments involving us or our competitors;

•	changes in financial estimates by securities analysts;
•	actual or anticipated variations in quarterly or annual operating results;
•	expectations regarding our financial condition;
•	expiration or termination of licenses, research contracts or other collaboration agreements, including the recent termination of the license for KRX-0401 (perifosine);
•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;
•	changes in the market valuations of similar companies;
•	negative comments and sentiment in the media; and
•	additions or departures of key personnel.

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

ITEM 3. LEGAL PROCEEDINGS.

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, except as stated below.

On February 1, 2013, a lawsuit was filed against us and our chief executive officer on behalf of a putative class of all of our shareholders (other than the defendants) who acquired our shares between June 1, 2009 and April 1, 2012. Smith v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-0755-TPG (S.D.N.Y.). On February 26, 2013, a substantially similar lawsuit was filed against us and our chief executive officer as well as our chief financial officer. Park v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-1307 (S.D.N.Y.). We anticipate the court will consolidate the actions. Both complaints assert claims against (i) us for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and (ii) the officers for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. Both complaints are premised on general allegations that we and the individual defendants participated directly or indirectly in the preparation and/or issuance of purportedly false and misleading earnings reports, SEC filings, press releases, and other public statements, which allegedly caused our stock to trade at artificially inflated prices. The plaintiffs seek an unspecified amount of damages. Motions to appoint Lead Plaintiff and Lead Plaintiff's Counsel are presently due on April 2, 2013.  We believe the claims made in the actions are without merit, and intend to defend the actions vigorously. We cannot, however, predict the outcome or effect, if any, of the lawsuit on our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “KERX.”

The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	High	Low
Fiscal Year Ended December 31, 2012
Fourth Quarter	$3.14	$2.31
Third Quarter	$2.83	$1.79
Second Quarter	$2.16	$1.28
First Quarter	$5.07	$2.51

	High	Low
Fiscal Year Ended December 31, 2011
Fourth Quarter	$3.37	$2.38
Third Quarter	$4.94	$2.99
Second Quarter	$5.42	$4.28
First Quarter	$5.19	$3.81

Holders

The number of record holders of our common stock as of February 27, 2013 was 54.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012, regarding the securities authorized for issuance under our equity compensation plans, consisting of the 1999 Stock Option Plan, as amended, the 2000 Stock Option Plan, as amended, the 2004 Long-Term Incentive Plan, the 2007 Incentive Plan and the 2009 CEO Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,801,671	$6.20	1,319,797
Equity compensation plans not approved by security holders	600,000	0.35	--
Total	3,401,671	$5.17	1,319,797

For information about all of our equity compensation plans, see Note 11 to our Consolidated Financial Statements included in this report.

COMMON STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2007 through December 31, 2012, with the cumulative total return over such period on (i) the U.S. Index of The NASDAQ Stock Market and (ii) the Biotechnology Index of The NASDAQ Stock Market. The graph assumes an investment of $100 on December 31, 2007, in our common stock (at the closing market price) and in each of the indices listed above, and assumes the reinvestment of all dividends. Measurement points are December 31 of each year.

ITEM 6. SELECTED FINANCIAL DATA.

The following Statement of Operations Data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, and Balance Sheet Data as of December 31, 2012, 2011, 2010, 2009 and 2008, as set forth below are derived from our audited consolidated financial statements. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2012	2011	2010	2009		2008
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
License revenue	$--	$5,000	$--	$21,616		$1,180
Other revenue	--	--	--	3,575		--

Total revenue	--	5,000	--	25,191		1,180

Operating expenses:
Research and development:
Non-cash compensation	662	803	1,236	1,233		(67)
Other research and development	19,369	26,209	13,728	7,372		38,075
Total research and development	20,031	27,012	14,964	8,605		38,008

General and administrative:
Non-cash compensation	1,505	1,289	1,237	1,867		6,815
Other general and administrative	5,543	5,448	5,014	4,904		7,474
Total general and administrative	7,048	6,737	6,251	6,771		14,289

Total operating expenses	27,079	33,749	21,215	15,376		52,297

Operating (loss) income	(27,079)	(28,749)	(21,215)	9,815		(51,117)

Other income (expense):
Interest and other income (expense), net	1,719	380	764	667		(1,665)
Income taxes	--	--	--	--		--

(Loss) income from continuing operations	(25,360)	(28,369)	(20,451)	10,482		(52,782)

Gain (loss) from discontinued operations	--	246	120	3		(99)
Loss (income) before extraordinary gain	(25,360)	(28,123)	(20,331)	10,485		(52,881)

Extraordinary gain	2,639	--	--	--		--
Net (loss) income	$(22,721)	$(28,123)	$(20,331)	$10,485		$(52,881)

Basic and diluted (loss) income per common share:
Continuing operations	$(0.36)	$(0.42)	$(0.34)	$0.21		$(1.18)
Discontinued operations	--	-- *	-- *	--	*	(-- )*
Extraordinary gain	0.04	--	--	--		--
Basic and diluted (loss) income per common share	$(0.32)	$(0.42)	$(0.34)	$0.21		$(1.18)

* Amount less than one cent per share.

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, interest receivable and short-term investment securities	$14,677	$39,470	$28,512	$34,000	$15,467
Long-term investment securities	--	--	--	1,914	7,185
	$14,677	$39,470	$28,512	$35,914	$22,652

Working capital	7,068	30,237	22,520	29,489	9,282

Total assets	18,569	43,488	32,114	40,818	26,634
Deferred revenue, net of current portion	--	--	--	--	17,308
Other liabilities	36	35	35	50	118
Contingent equity rights	--	2,639	2,639	2,639	4,004
Total stockholders’ equity (deficiency)	10,494	31,047	23,248	32,097	(1,489)

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

Overview

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of renal disease. We are developing ZerenexTM (ferric citrate), an oral, ferric iron-based compound that has the capacity to bind to phosphate in the gastrointestinal tract and form non-absorbable complexes.

On January 28, 2013, we announced successful top-line results from our long-term Phase 3 study of Zerenex for the treatment of elevated serum phosphorus levels, or hyperphosphatemia, in patients with ESRD on dialysis. In this study, Zerenex met the study's primary endpoint, demonstrating a highly statistically significant change in serum phosphorus versus placebo over the four-week Efficacy Assessment Period of the study. In addition, Zerenex met the key secondary endpoints of increasing ferritin and TSAT and reducing the use of IV iron and ESAs versus the active control group over the 52-week Safety Assessment Period of the study. This long-term Phase 3 study was the final component of our Phase 3 registration program, which was conducted pursuant to an SPA agreement with the FDA. We expect to submit an NDA with the FDA in the second quarter of 2013 and a MAA with the EMA in mid-2013.

Zerenex is also in Phase 2 development in the U.S. for the management of phosphorus and iron deficiency in anemic patients with Stages 3 to 5 non-dialysis dependent CKD.

In January 2013, our Japanese partner, JT and Torii, filed its NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with CKD.

We may engage in business development activities that include seeking strategic relationships for Zerenex, as well as evaluating compounds and companies for in-licensing or acquisition. To date, we have not received approval for the sale of any drug candidate in any market. Therefore, we have not generated any product sales from any drug candidate. We have generated, and expect to continue to generate, revenue from the sublicensing of rights to Zerenex in Japan to JT and Torii.

In April 2012 we announced that our Phase 3 trial for KRX-0401 (perifosine) for refractory advanced colorectal cancer did not meet the primary endpoint of improving overall survival versus capecitabine and placebo. Following these results, we abandoned our development efforts and terminated our license relating to the KRX-0401 (perifosine) drug candidate, and re-focused our development efforts on our drug candidate, Zerenex.

We have devoted substantially all of our efforts to the identification, in-licensing, development and partnering of drug candidates. We have incurred negative cash flow from operations each year since our inception. We anticipate incurring negative cash flows from operating activities for the foreseeable future. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our product development efforts, our building of inventory for Zerenex, our clinical trials, partnership and licensing activities.

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

Our research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical and laboratory development, manufacturing, facilities-related and other expenses relating to the design, development, manufacture, testing, and enhancement of our drug candidates and technologies, as well as expenses related to in-licensing of new product candidates. We expense our research and development costs as they are incurred. Other research and development expenses, which exclude non-cash compensation and discontinued operations, for the years ended December 31, 2012, 2011 and 2010 were $19,369,000, $26,209,000and $13,728,000, respectively.

The following table sets forth the other research and development expenses per project, for the periods presented.

	Years ended December 31,

	2012	2011	2010
Zerenex (ferric citrate)	$15,494,000	$13,007,000	$6,771,000
Other	641,000	1,102,000	1,112,000
Terminated programs (primarily KRX-0401)	3,234,000	12,100,000	5,845,000

Total	$19,369,000	$26,209,000	$13,728,000

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

Clinical trials are lengthy and expensive. Even though our trials show that Zerenex is effective in treating certain diseases or conditions, there is no guarantee that we will be able to record commercial sales of Zerenex in the near future. In addition, we expect losses to continue as we continue to fund the development of Zerenex, including, but not limited to, new drug application submissions, building of inventory, ongoing and additional clinical trials, and the potential acquisition and development of additional drug candidates in the future. As we continue our development efforts, we may enter into additional third-party collaborative agreements and may incur additional expenses, such as licensing fees and milestone payments. In addition, we may need to establish the commercial infrastructure required to manufacture, market and sell our drug candidates following approval, if any, by the FDA or regulatory authorities of other countries, which would result in us incurring additional expenses. As a result, our quarterly results may fluctuate and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Years Ended December 31, 2012 and 2011

License Revenue. There was no license revenue for the year ended December 31, 2012. License revenue for the year ended December 31, 2011 was $5.0 million due to the recognition of a non-refundable milestone payment received in April 2011 from JT and Torii for their commencement of a Phase 3 clinical program in Japan. We expect to recognize additional license revenue in future periods from our sublicense agreement with JT and Torii. In January 2013, we received a non-refundable milestone payment of $7.0 million for the achievement of the NDA filing milestone.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants decreased by $141,000 to $662,000 for the year ended December 31, 2012, as compared to $803,000 for the year ended December 31, 2011. The decrease in non-cash compensation expense in 2012, as compared to 2011, was primarily related to the recording of the fair value of equity awards granted to research and development personnel, which are expensed over the vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses decreased by $6,840,000 to $19,369,000 for the year ended December 31, 2012, as compared to $26,209,000 for the year ended December 31, 2011. The decrease in other research and development expenses was due primarily to a $8,885,000 decrease in research and development expenses related to the completion in April 2012 of the KRX-0401 Phase 3 study in metastatic colorectal cancer and subsequent termination of the clinical development program and license agreement for KRX-0401 in May 2012. The decrease was partially offset by a $2,487,000 increase in research and development expenses related to our Zerenex Phase 3 clinical program. We expect our other research and development expenses in 2013 to increase related to the build-up pre-launch/launch inventory, the submission of the NDA and MAA for Zerenex, select pre-commercial/commercial activities related to Zerenex, and the continued clinical development of Zerenex.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $216,000 to $1,505,000 for the year ended December 31, 2012, as compared to $1,289,000 for the year ended December 31, 2011. The increase in non-cash compensation expense in 2012, as compared to 2011, was primarily related to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $95,000 to $5,543,000 for the year ended December 31, 2012, as compared to $5,448,000 for the year ended December 31, 2011. The increase was due primarily to increased miscellaneous general and administrative expenses, including market research initiatives. We expect our other general and administrative costs in 2013 to increase in order to scale-up our operations and infrastructure to prepare to commercialize Zerenex, subject to our business development activities.

Interest and Other Income, Net. Interest and other income, net, increased by $1,339,000 to $1,719,000 for the year ended December 31, 2012, as compared to $380,000 for the year ended December 31, 2011. The increase was due to the award of $1.5 million in compensatory damages, net of fees and legal expenses, relating to the statement of claim we filed with FINRA against an SEC registered broker-dealer for damages arising from that broker-dealer’s recommendations and purchases of auction rate securities for our cash management account.

Gain from Discontinued Operations. For the year ended December 31, 2011, we recorded a $246,000 reversal of previously recorded estimated liabilities associated with the discontinued operations of our services business.

Extraordinary Gain. For the year ended December 31, 2012, we recorded a non-cash extraordinary gain of $2,639,000 relating to a write-off of the contingent equity rights liability following the termination of the license agreement for KRX-0401 in May 2012.

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

Interest and Other Income, Net. Interest and other income, net, decreased by $384,000 to $380,000 for the year ended December 31, 2011, as compared to $764,000 for the year ended December 31, 2010. The decrease was primarily due to a one-time $489,000 grant, received in November 2010, under The Patient Protection and Affordable Care Act of 2010 for our drug candidates.

Gain from Discontinued Operations. For the year ended December 31, 2011, we recorded a $246,000 reversal of previously recorded estimated liabilities associated with the discontinued operations of our services business.

LIQUIDITY AND CAPITAL RESOURCES

Our major sources of cash have been proceeds from various public offerings of our common stock, private placements of equity securities, option and warrant exercises, interest income, and from the upfront and milestone payments from our sublicense agreement with JT and Torii and miscellaneous payments from our other prior licensing activities. We have not yet commercialized a drug candidate and cannot be sure if we will ever be able to do so. Even if we commercialize a drug candidate, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidate, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidate alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate.

On January 30, 2013, we announced the pricing of an underwritten public offering, whereby we sold 9,469,100 shares of our common stock at a price of $8.49 per share for gross proceeds of approximately $80.4 million. Net proceeds from this offering were approximately $74.8 million, net of underwriting discounts and offering expenses of approximately $5.6 million. The shares were sold under Registration Statements (Nos. 333-171517 and 333-186332) on Form S-3 and Form S-3MEF, respectively, and filed by us with the Securities and Exchange Commission.

As of December 31, 2012, we had $14.7 million in cash, cash equivalents, interest receivable, and investment securities, a decrease of $24.8 million from December 31, 2011. We currently anticipate that our cash and cash equivalents at December 31, 2012, the proceeds of the January 2013 public offering, and the $7.0 million milestone payment received from JT and Torii in January 2013 are sufficient to fund our anticipated operating cash requirements for approximately the next 21 to 24 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with the build-up of pre-launch/launch inventory, the timing and expenditures associated with submitting the NDA and MAA for Zerenex, the timing and expenditures associated with select pre-commercial/commercial activities related to Zerenex, and the timing, design and conduct of clinical trials for Zerenex. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of Zerenex.

In accordance with the licensing arrangement with JT and Torii, we may receive payments upon the achievement of pre-specified milestones. In January 2013, JT and Torii filed its NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $7.0 million in January 2013 for the achievement of the NDA filing milestone. The next potential milestone is for the marketing approval of ferric citrate in Japan.

Net cash used in operating activities for the year ended December 31, 2012 was $24.8 million, as compared to $22.8 million for the year ended December 31, 2011. This increase in net cash used in operating activities was primarily due to the $5.0 million non-refundable milestone payment received from JT and Torii in April 2011, partially offset by lower research and development expenses for the year ended December 31, 2012.

For the year ended December 31, 2012, net cash provided by investing activities was $4.2 million, as compared to $4.2 million used in investing activities for the year ended December 31, 2011. The change was primarily due to the timing of our investments in, and maturities of, held-to-maturity short-term securities.

For the year ended December 31, 2012, there was no net cash provided by financing activities, as compared to $33.8 million for the year ended December 31, 2011. The net cash provided by financing activities for the year ended December 31, 2011 was related to net proceeds of $30.7 million received from the underwritten registered offering in May 2011, and $3.1 million in net proceeds from the exercise of stock options.

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

OBLIGATIONS AND COMMITMENTS

As of December 31, 2012, we have known contractual obligations, commitments and contingencies of $13,661,000. Of this amount, $13,231,000 relates to research and development agreements (relating to our Zerenex clinical programs), of which $12,912,000 is due within the next year. Most of these commitments are contingent upon our continuing development of our drug candidates. The additional $430,000 relates to our operating lease obligations, all of which is due within the next year.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Research and development agreements	$13,231,000	$12,912,000	$319,000	$--	$--
Operating leases	430,000	430,000	--	--	--
Total	$13,661,000	$13,342,000	$319,000	$--	$--

The above table includes a $6,525,000 commitment for inventory build expected to be paid in less than one year.

Our lease on our corporate and executive office located in New York City extends through September 30, 2013. Our office sharing agreement with a third party for a portion of our leased space extends through September 29, 2013, whereby the third party pays us $13,400 per month. This sublet income is not included as an offset to our operating lease obligations in the table above.

We have undertaken to make contingent milestone payments to the licensor of Zerenex of up to approximately $8.0 million over the life of the license, of which approximately $7.0 million will be due upon or following regulatory approval of Zerenex. The uncertainty relating to the timing of the commitments described in this paragraph prevents us from including them in the table above.

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

Accounting for Pre-Approval Inventory Expenditures. Pre-approval inventory expenditures are recorded as research and development expenses as incurred. The capitalization of inventory for our product candidate will commence when it is probable that our product will be approved for commercial marketing.

Accounting Related to Goodwill. As of December 31, 2012, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

The negative outcome of our Phase 3 "X-PECT" (Xeloda® + Perifosine Evaluation in Colorectal cancer Treatment) clinical trial evaluating perifosine (KRX-0401) + capecitabine (Xeloda) in patients with refractory advanced colorectal cancer, announced on April 2, 2012, triggered an impairment test. As of December 31, 2012, management concluded that there is no impairment of our goodwill.

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

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of December 31, 2012, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2012, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on these criteria. UHY LLP, our independent registered public accounting firm, has audited the accompanying consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, included in this annual report on page F-1. UHY LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2012, which is found below.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Keryx Biopharmaceuticals, Inc.

We have audited Keryx Biopharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Keryx Biopharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows of Keryx Biopharmaceuticals, Inc., and our report dated March 12, 2013, expressed an unqualified opinion.

/s/ UHY LLP
New York, New York March 12, 2013

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders.

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

3. Exhibits

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 12, 2004 (File No. 000-30929), and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002 (File No. 000-30929), and incorporated herein by reference.

3.3	Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007, filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 9, 2007 and incorporated herein by reference.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registrant’s First Amendment to the Registration Statement on Form S-1 filed on June 30, 2000 (File No. 333-37402), and incorporated herein by reference.

10.1†	1999 Stock Option Plan, as amended, filed as Exhibit 10.2 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 000-30929) and incorporated herein by reference.

10.2†	2000 Stock Option Plan, as amended, filed as Exhibit 10.3 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003 (File No. 000-30929) and incorporated herein by reference.

10.3†	Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan, filed with the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders on June 10, 2004, filed on April 29, 2004, and incorporated herein by reference.

10.4!	License Agreement between Keryx Biopharmaceuticals, Inc. and Panion & BF Biotech, Inc. dated as of November 7, 2005, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 8, 2006, and incorporated herein by reference.

10.5†	Amendment to the Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan dated April 11, 2006, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006, and incorporated herein by reference.

10.6†	2007 Incentive Plan, filed as Annex D to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-30929) filed on April 30, 2007, and incorporated herein by reference.

10.7!	Sub-license Agreement by and among Keryx Biopharmaceuticals, Inc., Japan Tobacco Inc., and Torii Pharmaceutical Co., Ltd. dated September 26, 2007, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 9, 2007, and incorporated herein by reference.

10.8!	Amended and Restated License Agreement by and between Panion & BF Biotech, Inc. and Keryx Biopharmaceuticals, Inc. dated March 17, 2008, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008, and incorporated herein by reference.

10.9!	First Amendment to Amended and Restated License Agreement by and between Panion & BF Biotech, Inc. and Keryx Biopharmaceuticals, Inc. dated March 17, 2008.

10.10!	Amended and Restated License Agreement dated June 8, 2009, by and between Keryx Biopharmaceuticals, Inc., Japan Tobacco, Inc. and Japan Torii Pharmaceutical Co. Ltd., filed as Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed on August 8, 2009, and incorporated herein by reference.

10.11!

License Termination and Technology Transfer Agreement dated May 4, 2012, among AOI Pharma, Inc., Keryx Biopharmaceuticals, Inc., AEterna Zentaris GmbH, filed as Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012, and incorporated herein by reference.

10.12†	Employment Agreement with Ron Bentsur dated September 14, 2009, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 16, 2009, and incorporated herein by reference.

10.13†	First Amendment to Employment Agreement with Ron Bentsur dated January 13, 2012, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on January 19, 2012, and incorporated herein by reference.

10.14†	Second Amended and Restated Directors Equity Compensation Plan, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 9, 2010 and incorporated herein by reference.

10.15†	Change in Control Agreement with James F. Oliviero dated October 31, 2011, as amended on November 3, 2011.

21.1	List of subsidiaries of Keryx Biopharmaceuticals, Inc.

23.1	Consent of UHY LLP.

24.1	Power of Attorney of Director and Officers of Keryx Biopharmaceuticals, Inc. (included herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 12, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 12, 2013.

101

The following financial information from Keryx Biopharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

! Confidential treatment has been granted with respect to the omitted portions of this exhibit.

† Indicates management contract or compensatory plan or arrangement.

Keryx Biopharmaceuticals, Inc.

Consolidated Financial Statements as of December 31, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Keryx Biopharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Keryx Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keryx Biopharmaceuticals, Inc. as of December 31, 2012 and 2011, and the results of its consolidated operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2013, expressed an unqualified opinion.

/s/ UHY LLP
New York, New York
March 12, 2013

Keryx Biopharmaceuticals, Inc.

Consolidated Balance Sheets as of December 31,

(in thousands, except share and per share amounts)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$14,677	$35,252
Short-term investment securities	--	4,211
Interest receivable	--	7
Other current assets	430	534
Total current assets	15,107	40,004

Property, plant and equipment, net	56	67
Goodwill	3,208	3,208
Other assets, net	198	209
Total assets	$18,569	$43,488

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,212	$8,870
Accrued compensation and related liabilities	827	897
Total current liabilities	8,039	9,767

Contingent equity rights	--	2,639
Other liabilities	36	35
Total liabilities	8,075	12,441
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	--	--
Common stock, $0.001 par value per share (95,000,000 shares authorized, 72,002,949 and 71,102,899 shares issued, 71,923,001 and 71,022,951 shares outstanding at December 31, 2012 and 2011, respectively)	72	71
Additional paid-in capital	403,387	401,220
Treasury stock, at cost, 79,948 shares at December 31, 2012 and 2011, respectively	(357)	(357)
Accumulated deficit	(392,608)	(369,887)
Total stockholders’ equity	10,494	31,047
Total liabilities and stockholders’ equity	$18,569	$43,488

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Operations for the Year Ended December 31,

(in thousands, except share and per share amounts)

	2012	2011	2010

Revenue:
License revenue	$--	$5,000	$--
Total revenue	--	5,000	--

Operating expenses:
Research and development:
Non-cash compensation	662	803	1,236
Other research and development	19,369	26,209	13,728
Total research and development	20,031	27,012	14,964

General and administrative:
Non-cash compensation	1,505	1,289	1,237
Other general and administrative	5,543	5,448	5,014
Total general and administrative	7,048	6,737	6,251

Total operating expenses	27,079	33,749	21,215

Operating loss	(27,079)	(28,749)	(21,215)

Interest and other income, net	1,719	380	764
Loss from continuing operations before income taxes	(25,360)	(28,369)	(20,451)

Income taxes	--	--	--
Loss from continuing operations	(25,360)	(28,369)	(20,451)

Gain from discontinued operations	--	246	120
Loss before extraordinary gain	(25,360)	(28,123)	(20,331)

Extraordinary gain	2,639	--	--
Net loss	$(22,721)	$(28,123)	$(20,331)

Basic and diluted net loss per common share:
Continuing operations	$(0.36)	$(0.42)	$(0.34)
Discontinued operations	--	-- *	-- *
Extraordinary gain	0.04	--	--
Basic and diluted net loss per common share	$(0.32)	$(0.42)	$(0.34)

Weighted average shares used in computing basic and diluted net loss per common share	71,633,464	67,370,354	58,987,854

* Amount less than one cent.

The accompanying notes are an integral part of the consolidated financial statements.

F-3

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss for the Year Ended December 31,

(in thousands)

	2012	2011	2010
Net loss	$(22,721)	$(28,123)	$(20,331)
Other comprehensive loss:
Reduction of unrealized gain on long-term investment securities	--	--	(180)
Total other comprehensive loss	--	--	(180)
Total comprehensive loss	$(22,721)	$(28,123)	$(20,511)

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
for the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share amounts)

							Accumulated
	Common stock			Additional paid-in	Treasury stock		other comprehensive	Accumulated
	Shares	Amount		capital	Shares	Amount	income (loss)	deficit	Total
Balance at December 31, 2009	56,560,478	$57		$353,650	79,948	$(357)	$180	$(321,433)	$32,097

Issuance of restricted stock	695,500	1							1
Forfeiture of restricted stock	(7,635)	(-	)*						(-	)*
Issuance of common stock in connection with the exercise of warrants from public offering (net of offering costs of $452)	2,908,000	3		7,302					7,305
Issuance of common stock in connection with the exercise of options	1,365,140	1		1,883					1,884
Compensation in respect of options and restricted stock granted to employees, directors and third-parties				2,472					2,472
Net loss								(20,331)	(20,331)
Other comprehensive loss							(180)		(180)
Balance at December 31, 2010	61,521,483	$62		$365,307	79,948	$(357)	$--	$(341,764)	$23,248

Issuance of common stock in public offering (net of offering costs of $2,266)	7,021,277	7		30,727					30,734
Issuance of restricted stock	206,450	-	*						-	*
Forfeiture of restricted stock	(28,338)	(-	)*						(-	)*
Issuance of common stock in connection with the exercise of options	2,382,027	2		3,094					3,096
Compensation in respect of options and restricted stock granted to employees, directors and third-parties				2,092					2,092
Net loss								(28,123)	(28,123)
Balance at December 31, 2011	71,102,899	$71		$401,220	79,948	$(357)	$--	$(369,887)	$31,047

Issuance of restricted stock	997,300	1							1
Forfeiture of restricted stock	(97,250)	(-	)*						(-	)*
Compensation in respect of options and restricted stock granted to employees, directors and third-parties				2,167					2,167
Net loss								(22,721)	(22,721)
Balance at December 31, 2012	72,002,949	$72		$403,387	79,948	$(357)	$--	$(392,608)	$10,494

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows for the Year Ended December 31,

(in thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(22,721)	$(28,123)	$(20,331)
Gain from discontinued operations	--	246	120
Extraordinary gain	2,639	--	--
Loss from continuing operations	(25,360)	(28,369)	(20,451)
Adjustments to reconcile loss from continuing operations to cash flows used in operating activities of continuing operations:
Stock compensation expense	2,167	2,092	2,473
Depreciation and amortization	35	47	60
Loss on sale of investment securities	--	--	82
Impairment of investment securities	--	--	32
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in other current assets	104	(334)	1,321
Decrease (increase) in accrued interest receivable	7	(7)	66
Increase in security deposits	--	(51)	(50)
Decrease (increase) in other assets	11	(21)	(6)
(Decrease) increase in accounts payable and accrued expenses	(1,658)	3,592	376
(Decrease) increase in accrued compensation and related liabilities	(70)	228	(86)
Increase (decrease) in other liabilities	1	--	(15)
Net cash used in operating activities of continuing operations	(24,763)	(22,823)	(16,198)
Net cash provided by (used in) operating activities of discontinued operations	--	1	(10)
Net cash used in operating activities	(24,763)	(22,822)	(16,208)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(24)	(57)	(23)
Investment in held-to-maturity short-term securities	(11,263)	(9,941)	(18,366)
Proceeds from maturity of held-to-maturity short-term securities	15,475	5,830	35,814
Proceeds from sale of available-for-sale long-term securities	--	--	1,620
Net cash provided by (used in) investing activities	4,188	(4,168)	19,045

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from public offerings, net	--	30,734	--
Proceeds from exercise of warrants from public offering, net	--	--	7,305
Proceeds from exercise of options	--	3,096	1,884

Net cash provided by financing activities	--	33,830	9,189

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,575)	6,840	12,026

Cash and cash equivalents at beginning of year	35,252	28,412	16,386

CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,677	$35,252	$28,412

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of renal disease. We own a 100% interest in each of ACCESS Oncology, Inc. (“ACCESS Oncology”), Neryx Biopharmaceuticals, Inc., and Accumin Diagnostics, Inc. (“ADI”), all U.S. corporations incorporated in the State of Delaware. Most of our biopharmaceutical development and substantially all of our administrative operations during 2012, 2011 and 2010 were conducted in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

Except for 2009, we have incurred substantial operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2012, we have an accumulated deficit of $392.6 million.

Our major sources of cash have been proceeds from various public offerings of our common stock, private placements of equity securities, option and warrant exercises, interest income, and from the upfront and milestone payments from our Sublicense Agreement with Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”) and miscellaneous payments from our other prior licensing activities. We have not yet commercialized any drug candidate and cannot be sure if we will ever be able to do so. Even if we commercialize a drug candidate, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidate, successfully complete any post-approval regulatory obligations and successfully commercialize our drug candidate alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate, if approved.

On January 30, 2013, we announced the pricing of an underwritten public offering, whereby we sold 9,469,100 shares of our common stock at a price of $8.49 per share for gross proceeds of approximately $80.4 million. Net proceeds from this offering were approximately $74.8 million, net of underwriting discounts and offering expenses of approximately $5.6 million. The shares were sold under Registration Statements (Nos. 333-171517 and 333-186332) on Form S-3 and Form S-3MEF, respectively, and filed by us with the Securities and Exchange Commission.

We currently anticipate that our cash and cash equivalents at December 31, 2012, the proceeds of the January 2013 public offering, and the $7.0 million milestone payment received from JT and Torii in January 2013 (see Note 17 – Subsequent Events) are sufficient to fund our anticipated operating cash requirements for approximately the next 21 to 24 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with the build-up of pre-launch/launch inventory, the timing and expenditures associated with submitting the New Drug Application (“NDA”) and Marketing Authorization Application (“MAA”) for Zerenex, the timing and expenditures associated with select pre-commercial/commercial activities related to Zerenex, and the timing, design and conduct of clinical trials for Zerenex. We are dependent upon significant financing to provide the cash necessary to execute our current operations, including the commercialization of Zerenex.

In accordance with the licensing arrangement with JT and Torii, we may receive payments upon the achievement of pre-specified milestones. In January 2013, JT and Torii filed its NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with chronic kidney disease (“CKD”). Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $7.0 million in January 2013 for the achievement of the NDA filing milestone. The next potential milestone is for the marketing approval of ferric citrate in Japan.

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “KERX.”

RECENTLY ISSUED ACCOUNTING STANDARDS

None.

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

INVESTMENT SECURITIES

We were not invested in investment securities at December 31, 2012. Investment securities at December 31, 2011 consisted of short-term government securities. We classify our short-term and long-term debt securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Available-for-sale investment securities (which were comprised of auction rate securities) are recorded at fair value. See Note 4 – Fair Value Measurements.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Pre-approval inventory expenditures are recorded as research and development expense as incurred. The capitalization of inventory for our product candidate will commence when it is probable that our product will be approved for commercial marketing. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. We make estimates of costs incurred in relation to external clinical research organizations, or CROs, and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. We review and accrue CRO expenses and clinical trial study expenses based on work performed and rely upon estimates of those costs applicable to the stage of completion of a study. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options and warrants outstanding as of December 31, 2012, 2011 and 2010, which are not included in the computation of net loss per share amounts, were 3,401,671, 3,517,000 and 7,638,403, respectively.

COMPREHENSIVE LOSS

Comprehensive loss is composed of net loss and other comprehensive loss. Other comprehensive loss, for the year ended December 31, 2010, is comprised of a reduction of an unrealized gain on our available-for-sale long-term investment securities that are excluded from net loss and reported separately in stockholders’ equity.

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

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit's carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. As of December 31, 2010, 2011 and 2012, management conducted its annual assessments of goodwill and concluded that there were no impairments. We will continue to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.

CONCENTRATIONS OF CREDIT RISK

We do not have significant off-balance-sheet risk or credit risk concentrations. We maintain our cash and cash equivalents and held-to-maturity investments with multiple financial institutions that invest in investment-grade securities with average maturities of less than twelve months. See Note 3 – Investment Securities and Note 4 – Fair Value Measurements.

NOTE 2 – CASH AND CASH EQUIVALENTS

(in thousands)	December 31, 2012	December 31, 2011

Money market funds	$7,137	$16,347
Checking and bank deposits	7,540	18,905
Total	$14,677	$35,252

Cash is maintained in Federal Deposit Insurance Corporation (“FDIC”) insured accounts at credit qualified financial institutions. At times, such amounts may exceed the FDIC insurance limits. At December 31, 2012, uninsured cash balances totaled approximately $13.9 million.

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

We were not invested in investment securities at December 31, 2012. The following tables summarize our investment securities at December 31, 2011:

	December 31, 2011
(in thousands)	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Short-term investments (held-to-maturity):

Obligations of domestic governmental agencies (matured April 2012)	$4,011	$2	$--	$4,013
Bank deposit (matured February 2012)	200	--	--	200
Total short-term investment securities	$4,211	$2	$--	$4,213

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

Quarterly, we assessed the fair value of our auction rate securities portfolio. As a result of this valuation process, as described below, we reported an other comprehensive loss of $180,000 in the year ended December 31, 2010, for the temporary unrealized loss related to the estimated fair value of our last auction rate security, and reported other-than-temporary impairment charges and net realized losses in interest and other income, net, as per the following table.

	For the year ended December 31
(in thousands)	2012	2011	2010
Impairment of investment securities	$--	$--	$(32)
Net realized loss	--	--	(82)
	$--	$--	$(114)

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

The following table provides the fair value measurements of applicable financial assets as of December 31, 2012 and 2011:

	Financial assets at fair value as of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$7,137	$--	$--
Total	$7,137	$--	$--

	Financial assets at fair value as of December 31, 2011
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$16,347	$--	$--
Obligations of domestic governmental agencies (held-to-maturity) (2)	4,011	--	--
Bank deposits (held-to-maturity)	200	--	--
Total	$20,558	$--	$--

(1)	Included in cash and cash equivalents on our consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Amortized cost approximates fair value.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

(in thousands)	December 31, 2012	December 31, 2011

Leasehold improvements	$20	$20
Office furniture and equipment	329	329
Computers, software and related equipment	530	506
	879	855
Accumulated depreciation and amortization	(823)	(788)
Net book value	$56	$67

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was approximately $35,000, $47,000 and $60,000, respectively. The following table summarizes depreciation expense for the years ended December 31, 2012, 2011 and 2010.

	For the year ended December 31
(in thousands)	2012	2011	2010

Depreciation expense:
Research and development	21	28	36
General and administrative	14	19	24
Total	$35	$47	$60

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

NOTE 7 - OTHER ASSETS

(in thousands)	December 31, 2012	December 31, 2011

Patents and other intangible assets	$352	$352
Deposits	163	163
Deferred registration fees	35	46
	550	561

Accumulated amortization	(352)	(352)
	$198	$209

There were no amortization expenses for the years ended December 31, 2012, 2011 and 2010. We do not expect to record amortization expenses going forward, as all intangible assets are fully amortized.

NOTE 8 – DISCONTINUED OPERATIONS

In December 2011, we ceased the operations of Online Collaborative Oncology Group, which was providing clinical trial management and site recruitment services and ceased all operations related to the Services segment. In September 2008, we terminated the license agreement related to the ADI product and ceased all operations related to our Diagnostic segment. The results of our Services and Diagnostic segments and the related financial positions have been reflected as discontinued operations in the consolidated financial statements. The consolidated financial statements have been reclassified to conform to a discontinued operations presentation for all historical periods presented.

For the years ended December 31, 2011 and 2010, we recorded reversals of previously recorded estimated liabilities associated with our discontinued operations of $246,000 and $120,000, respectively. Summarized selected financial information for discontinued operations are as follows:

	For the year ended December 31
(in thousands)	2012	2011	2010

Service revenue	$--	$156	$--
Operating expenses:
Cost of services	--	(90)	--
Selling, general and administrative	--	--	(120)
Total operating income	--	246	120
Gain from discontinued operations	$--	$246	$120

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

In January 2013, JT and Torii filed its NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $7.0 million in January 2013 for the achievement of the NDA filing milestone (see Note 17 – Subsequent Events). We may receive up to an additional $65.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, JT and Torii will make royalty payments to us on net sales of ferric citrate in Japan.

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

Due to the termination of the license for KRX-0401 in May 2012, we are no longer committed to pay to the former stockholders of ACCESS Oncology, Inc. certain contingent equity rights (up to 2,872,422 shares of our common stock). For the year ended December 31, 2012, we recognized a non-cash extraordinary gain of $2.6 million relating to the write-off of the contingent equity rights liability.

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, $0.001 par value, with rights senior to those of our common stock.

Common Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 95,000,000 shares of $0.001 par value common stock.

On January 30, 2013, we announced the pricing of an underwritten public offering, whereby we sold 9,469,100 shares of our common stock at a price of $8.49 per share for gross proceeds of approximately $80.4 million. Net proceeds from this offering were approximately $74.8 million, net of underwriting discounts and offering expenses of approximately $5.6 million. The shares were sold under Registration Statements (Nos. 333-171517 and 333-186332) on Form S-3 and Form S-3MEF, respectively, and filed by us with the Securities and Exchange Commission.

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

Treasury Stock

As of December 31, 2012 and 2011, we held a total of 79,948 shares of our common stock in treasury, at a total cost of $357,000.

Equity Incentive Plans

We have in effect the following stock option and incentive plans.

a. The 1999 Stock Option Plan was adopted in November 1999. Under the 1999 Stock Option Plan, our board of directors could grant stock-based awards to directors, consultants and employees. The plan authorizes grants to purchase up to 4,230,000 shares of authorized but unissued common stock. The plan limits the term of each option, to no more than 25 years from the date of the grant, unless otherwise authorized by the board. The plan permits the board of directors or a committee appointed by the board to administer the plan. The administrator has the authority, in its discretion, to determine the terms and conditions of any option granted to a service provider, including the vesting schedule. As of December 31, 2012, no additional shares of our common stock may be issued under the 1999 Stock Option Plan.

b. The 2000 Stock Option Plan was adopted in June 2000. Under the 2000 Stock Option Plan, the compensation committee of our board of directors is authorized to grant stock-based awards to directors, consultants and employees. The 2000 plan authorizes grants to purchase up to 4,455,000 shares of authorized but unissued common stock. The plan limits the term of each option to no more than 10 years from the date of the grant, unless authorized by the board. As of December 31, 2012, no additional shares of our common stock may be issued under the 2000 Stock Option Plan.

c. The 2004 Long-Term Incentive Plan was adopted in June 2004 by our stockholders. Under the 2004 Long-Term Incentive Plan, the compensation committee of our board of directors is authorized to grant stock-based awards to directors, consultants and employees. The 2004 plan authorizes grants to purchase up to 4,000,000 shares of authorized but unissued common stock. The plan limits the term of each option to no more than 10 years from the date of grant. As of December 31, 2012, up to an additional 1,135,272 shares may be issued under the 2004 Long-Term Incentive Plan.

d. The 2007 Incentive Plan was adopted in June 2007 by our stockholders. Under the 2007 Incentive Plan, the compensation committee of our board of directors is authorized to grant stock-based awards to directors, consultants, employees and officers. The 2007 Incentive Plan authorizes grants to purchase up to 6,000,000 shares of authorized but unissued common stock. The plan limits the term of each option to no more than 10 years from the date of grant. As of December 31, 2012, up to an additional 184,525 shares may be issued under the 2007 Incentive Plan.

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

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 1,319,797 shares at December 31, 2012.

Stock Options

The following table summarizes stock option activity for all plans for the years ended December 31, 2012, 2011 and 2010:

	Number of shares	Weighted- average exercise price	Weighted- average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	9,353,572	6.63
Granted	417,840	3.71
Exercised	(1,365,140)	1.38		$4,943,663
Forfeited	(2,120)	9.80
Expired	(765,749)	10.20
Outstanding at December 31, 2010	7,638,403	7.05
Granted	692,350	4.53
Exercised	(2,382,027)	1.30		$6,604,300
Forfeited	(98,600)	4.32
Expired	(2,333,126)	13.26
Outstanding at December 31, 2011	3,517,000	6.40		$2,139,130
Granted	521,500	2.36
Exercised	--	--		$--
Forfeited	(266,621)	7.77
Expired	(370,208)	11.02
Outstanding at December 31, 2012	3,401,671	$5.17	6.6	2,373,509
Vested and expected to vest at December 31, 2012	3,368,210	$5.19	6.5	2,357,714
Exercisable at December 31, 2012	2,332,208	$5.86	5.9	1,899,547

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$ 0.10 - $ 3.00	1,607,492	8.1	$1.15	984,102	$0.69
3.70 - 8.56	928,629	7.1	4.89	557,556	5.18
9.96 - 14.64	865,550	3.2	12.93	790,550	12.77
$ 0.10 - $ 14.64	3,401,671	6.6	$5.17	2,332,208	$5.86

Upon the exercise of stock options, we issue new shares of our common stock. As of December 31, 2012, 95,000 options issued to employees and 50,000 options issued to consultants are unvested, milestone-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. The time-vesting restricted stock grants vest primarily over a period of three to four years. The following table summarizes restricted share activity for the years ended December 31, 2012, 2011 and 2010:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,492,136	$0.59	$3,730,340
Granted	695,500	2.78
Vested	(779,308)	0.67	$3,375,859
Forfeited	(7,634)	1.41
Outstanding at December 31, 2010	1,400,694	1.63	$6,415,179
Granted	206,450	4.49
Vested	(957,225)	1.20	$4,650,171
Forfeited	(28,338)	3.35
Outstanding at December 31, 2011	621,581	3.16	$1,572,600
Granted	997,300	1.94
Vested	(339,954)	2.91	$965,496
Forfeited	(97,250)	2.33
Outstanding at December 31, 2012	1,181,677	$2.27	$3,095,994

As of December 31, 2012, 550,000 and 150,000 shares of restricted stock issued to employees and consultants, respectively, are unvested, milestone-based shares.

On September 14, 2009, we entered in an employment agreement with Ron Bentsur, our Chief Executive Officer, which was amended on January 13, 2012. The agreement, as amended, terminates on May 20, 2014, subject to certain early termination events. As of December 31, 2012, Mr. Bentsur has been granted a total of 350,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In addition, as of December 31, 2012, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

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

Warrants

There were no warrants outstanding during the years ended December 31, 2012 and 2011. The following table summarizes warrant activity for the year ended December 31, 2010:

	Warrants	Weighted- average exercise price	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,908,000	$2.67
Issued	--	--
Exercised	(2,908,000)	2.67	$5,550,820
Canceled	--	--
Outstanding at December 31, 2010	--	$--	$--

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

Black-Scholes Option Valuation Assumptions	2012	2011	2010

Risk-free interest rates	0.6%	1.4%	1.7%
Dividend yield	--	--	--
Volatility	106.3%	115.0%	126.8%
Weighted-average expected term	4.0 years	4.0 years	4.0 years

The weighted average grant date fair value of options granted was $1.73, $3.43 and $2.96 per option for the years ended December 31, 2012, 2011 and 2010, respectively. We used historical information to estimate forfeitures within the valuation model. As of December 31, 2012, there was $1.3 million and $0.9 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 1.5 years and 1.7 years, respectively. These amounts do not include, as of December 31, 2012, 145,000 options outstanding and 700,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones, such as FDA approval of our drug candidates and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs.

The following table summarizes stock-based compensation expense information about stock options and restricted stock for the years ended December 31, 2012, 2011 and 2010:

	For the year ended December 31,
(in thousands)	2012	2011	2010

Stock-based compensation expense associated with restricted stock	$967	$1,044	$1,584
Stock-based compensation expense associated with option grants	1,200	1,048	889
	$2,167	$2,092	$2,473

NOTE 12 – INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable; and therefore, a valuation allowance is established. The valuation allowance for deferred tax assets was $143.2 million and $128.0 million as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, we have U.S. net operating loss carryforwards (“NOL’s”) of approximately $358.8 million, of which approximately $53.4 million were derived from certain stock option exercises and any such benefit realized will be credited to additional paid in capital. For income tax purposes, these NOL’s will expire in the years 2019 through 2031. Due to our various equity transactions, the utilization of certain NOL’s could be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provision and/or the separate return limitation year losses limitation.

Income tax expense differed from amounts computed by applying the US federal income tax rate of 34% to pretax loss as follows:

	For the year ended December 31,
(in thousands)	2012	2011	2010

Loss from continuing operations before income taxes, as reported in the consolidated statements of operations	$(25,360)	$(28,369)	$(20,451)

Computed “expected” tax (benefit) expense	(8,622)	(9,645)	(7,158)

(Decrease) increase in income taxes resulting from:
Expected (benefit) expense from state & local taxes	(827)	(925)	(1,650)
Stock option expiration	905	5,872	(--)
Deferred impact rate change	--	19,072	(--)
Permanent differences	(196)	(147)	(153)
Other	--	(2)	(4)
Prior year true-up	(6,450)	(829)	652

Change in the balance of the valuation allowance for deferred tax assets allocated to income tax expense	15,190	(13,396)	8,313
	$--	$--	$--

The significant components of deferred income tax expense (benefit) attributable to loss from operations are as follows:

	For the year ended December 31,
(in thousands)	2012	2011	2010

Deferred tax expense (benefit)	$(15,190)	$13,396	$(8,313)
Federal deferred tax benefit relating to the exercise of stock options	(--)	(--)	(--)
(Decrease) increase in the valuation allowance for deferred tax asset	15,190	(13,396)	8,313
	$--	$--	$--

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below.

(in thousands)	December 31, 2012	December 31, 2011

Deferred tax assets (liabilities):
Net operating loss carryforwards	$133,677	$120,580
Non-cash compensation	6,478	4,445
Unrealized / realized loss on securities	1,164	1,164
Research and development	1,684	1,332
Intangible assets due to different amortization methods	63	262
Accrued expenses	100	186
Other temporary differences	10	16
Deferred tax asset, excluding valuation allowance	143,176	127,985

Less valuation allowance	(143,176)	(127,985)
Net deferred tax assets	$--	$--

We file income tax returns in the U.S federal and various state and local jurisdictions. For federal and state income tax purposes, the 2009, 2010 and 2011 tax years remain open for examination under the normal three year statute of limitations. The statute of limitations for income tax audits in the U.S. will commence upon utilization of net operating losses and will expire three years from the filing of the tax return.

There was no accrual for interest and penalties related to uncertain tax positions for 2012, 2011 and 2010. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

NOTE 13 – INTEREST AND OTHER INCOME, NET

The components of interest and other income, net are as follows:

	For the year ended December 31,
(in thousands)	2012	2011	2010

Interest income	$52	$159	$148
Other income	166	221	730
Compensatory damage award, net	1,501	--	--
Loss on sale of auction rate securities	--	--	(82)
Impairment expense of auction rate securities	--	--	(32)
	$1,719	$380	$764

In 2012, we recorded other income due to the award of $1.5 million in compensatory damages, net of fees and legal expenses, relating to the statement of claim we filed with FINRA against an SEC registered broker-dealer for damages arising from that broker-dealer’s recommendations and purchases of auction rate securities for our cash management account.

In 2010, we recorded impairment charges totaling $32,000 for other-than-temporary declines in the fair value of our prior investments in auction rate securities (see Note 3 – Investment Securities, and Note 4 – Fair Value Measurements). Other income consists of rental income from the sublease of a portion of our leased space and a one-time grant in the amount of $489,000 received in November 2010 under The Patient Protection and Affordable Care Act of 2010 for our drug candidates.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Research & Development Agreements

We have entered into various research and development agreements (relating to our development of Zerenex) under which we are obligated to make payments of approximately $13,231,000 through 2015. The following table shows future research and development payment obligations by period as of December 31, 2012.

(in thousands)	2013	2014	2015	2016	2017
Research and development agreements	$12,912	240	79	--	--

The above table includes a $6,525,000 commitment for inventory build in 2013.

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

Total rental expense was approximately $537,000, $538,000 and $537,000 for the years ended December 31, 2012, 2011, and 2010, respectively. We recognized sublet income of $166,000, $221,000 and $241,000 for the years ended December 31, 2012, 2011 and 2010 related to office sharing agreements.

Future minimum lease commitments as of December 31, 2012, in the aggregate total approximately $430,000 through September 2013. The following table shows future minimum lease commitments by period as of December 31, 2012.

(in thousands)	2013	2014	2015	2016	2017
Operating leases	$430	--	--	--	--

The sublet income is not included as an offset to our operating lease obligations in the table above.

Royalty and Contingent Milestone Payments

We have licensed the patent rights to Zerenex from a third party. The license agreement requires us to make contingent milestone payments to the licensor of up to approximately $8.0 million over the life of the license, of which approximately $7.0 million will be due upon or following regulatory approval of Zerenex. The uncertainty relating to the timing of the contingent milestone commitments prevents us from including them in the table above. In addition, under the license agreement, we must pay royalties on sales of Zerenex.

NOTE 15 - LITIGATION

In October 2009, we filed a statement of claim with the Financial Institution Regulatory Authority, or FINRA, to commence an arbitration proceeding against an SEC registered broker-dealer. In this arbitration proceeding, we sought damages arising from that broker-dealer’s recommendations and purchases of auction rate securities for our cash management account.  On May 7, 2012, we received the arbitrators’ award, which required the broker-dealer to pay us compensatory damages in the amount of approximately $1.8 million. In June 2012, we received the award, which amounted to, after fees and legal expenses, approximately $1.5 million.

On February 1, 2013, a lawsuit was filed against us and our chief executive officer on behalf of a putative class of all of our shareholders (other than the defendants) who acquired our shares between June 1, 2009 and April 1, 2012. Smith v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-0755-TPG (S.D.N.Y.). On February 26, 2013, a substantially similar lawsuit was filed against us and our chief executive officer as well as our chief financial officer. Park v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-1307 (S.D.N.Y.). We anticipate the court will consolidate the actions. Both complaints assert claims against (i) us for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and (ii) the officers for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. Both complaints are premised on general allegations that we and the individual defendants participated directly or indirectly in the preparation and/or issuance of purportedly false and misleading earnings reports, SEC filings, press releases, and other public statements, which allegedly caused our stock to trade at artificially inflated prices. The plaintiffs seek an unspecified amount of damages. Motions to appoint Lead Plaintiff and Lead Plaintiff's Counsel are presently due on April 2, 2013.  We believe the claims made in the actions are without merit, and intend to defend the actions vigorously. We cannot, however, predict the outcome or effect, if any, of the lawsuit on our business.

NOTE 16 – QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	2012
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Operating expenses:
Research and development:
Non-cash compensation	278	73	161	150
Other research and development	7,122	3,726	3,768	4,753
Total research and development	7,400	3,799	3,929	4,903

General and administrative:
Non-cash compensation	368	365	384	388
Other general and administrative	1,408	1,535	1,213	1,387
Total general and administrative	1,776	1,900	1,597	1,775

Total operating expenses	9,176	5,699	5,526	6,678

Operating loss	(9,176)	(5,699)	(5,526)	(6,678)

Other income
Interest and other income, net	62	1,556	51	50
Loss before income taxes and extraordinary gain	(9,114)	(4,143)	(5,475)	(6,628)

Income taxes	--	--	--	--
Extraordinary gain	--	2,639	--	--

Net loss	$(9,114)	$(1,504)	$(5,475)	$(6,628)

Basic and diluted net loss per common share
Before extraordinary gain	(0.13)	(0.06)	(0.08)	(0.09)
Extraordinary gain	--	0.04	--	--
Basic and diluted net loss per common share	$(0.13)	$(0.02)	$(0.08)	$(0.09)

	2011
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Revenue:
License revenue	$--	$5,000	$--	$--
Total revenue	--	5,000	--	--

Operating expenses:
Research and development:
Non-cash compensation	259	205	152	187
Other research and development	4,618	6,295	8,620	6,676
Total research and development	4,877	6,500	8,772	6,863

General and administrative:
Non-cash compensation	314	314	320	341
Other general and administrative	1,284	1,404	1,263	1,497
Total general and administrative	1,598	1,718	1,583	1,838

Total operating expenses	6,475	8,218	10,355	8,701

Operating loss	(6,475)	(3,218)	(10,355)	(8,701)

Other income
Interest and other income, net	70	122	108	80
Income taxes	--	--	--	--
Loss from continuing operations	(6,405)	(3,096)	(10,247)	(8,621)

Gain from discontinued operations	--	--	--	246
Net loss	$(6,405)	$(3,096)	$(10,247)	$(8,375)

Basic and diluted net loss per common share
Continuing operations	(0.10)	(0.05)	(0.15)	(0.12)
Discontinued operations	--	--	--	-- *
Basic and diluted net loss per common share	$(0.10)	$(0.05)	$(0.15)	$(0.12)

*Amount less than one cent.

NOTE 17 – SUBSEQUENT EVENTS

In January 2013, we announced successful top-line results from the long-term Phase 3 study of Zerenex for the treatment of hyperphosphatemia in patients with end-stage renal disease on dialysis. In this study, Zerenex met the study's primary and key secondary endpoints. This long-term study was the final component of our Phase 3 registration program, which was conducted pursuant to a special protocol assessment agreement with the FDA.

In January 2013, JT and Torii filed its NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $7.0 million in January 2013 for the achievement of the NDA filing milestone.

On January 30, 2013, we announced the pricing of an underwritten public offering, whereby we sold 9,469,100 shares of our common stock at a price of $8.49 per share for gross proceeds of approximately $80.4 million. Net proceeds from this offering were approximately $74.8 million, net of underwriting discounts and offering expenses of approximately $5.6 million. The shares were sold under Registration Statements (Nos. 333-171517 and 333-186332) on Form S-3 and Form S-3MEF, respectively, and filed by us with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 12, 2013, and in the capacities indicated:

Signatures	Title

/s/ Ron Bentsur	Chief Executive Officer and Director
Ron Bentsur	(principal executive officer)

/s/ James F. Oliviero	Chief Financial Officer
James F. Oliviero, CFA	(principal financial and accounting officer)

/s/ Michael P. Tarnok	Chairman of the Board of Directors
Michael P. Tarnok

/s/ Kevin Cameron	Director
Kevin Cameron

/s/ Joseph Feczko, M.D	Director
Joseph Feczko, M.D

/s/ Senator Wyche Fowler, Jr.	Director
Senator Wyche Fowler, Jr.

/s/ Jack Kaye	Director
Jack Kaye

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

21.1	List of Subsidiaries.

23.1	Consent of UHY LLP.

24.1	Power of Attorney of Director and Officers of Keryx Biopharmaceuticals, Inc. (included herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 12, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 12, 2013.

101	The following financial information from Keryx Biopharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.