Form 10-Q
period 2013-03-31
KERYX BIOPHARMACEUTICALS INC
filed 2013-05-08
CIK 1114220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(212) 531-5965

(Registrant’s telephone number, including area code)

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

There were 81,718,058 shares of the registrant’s common stock, $0.001 par value, outstanding as of April 30, 2013.

KERYX BIOPHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•

expectations for the pre-clinical and clinical development, manufacturing, regulatory approval, and commercialization (including market acceptance) of ZerenexTM (ferric citrate) or any other products that we may acquire or in-license;

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

•	expected losses;

•	expectations for future capital requirements; and

•	costs related to litigation.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.

Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012

(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,343	$14,677
Other current assets	1,744	430

Total current assets	89,087	15,107

Property, plant and equipment, net	91	56
Goodwill	3,208	3,208
Other assets, net	163	198

Total assets	$92,549	$18,569

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,454	$7,212
Accrued compensation and related liabilities	202	827

Total current liabilities	8,656	8,039

Other liabilities	24	36

Total liabilities	8,680	8,075

Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (95,000,000 shares authorized, 81,798,006 and 72,002,949 shares issued, 81,718,058 and 71,923,001 shares outstanding at March 31, 2013 and December 31, 2012, respectively)	82	72
Additional paid-in capital	478,807	403,387
Treasury stock, at cost, 79,948 shares at March 31, 2013 and December 31, 2012, respectively	(357)	(357)
Accumulated deficit	(394,663)	(392,608)

Total stockholders’ equity	83,869	10,494

Total liabilities and stockholders’ equity	$92,549	$18,569

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Operations

for the three months ended March 31, 2013 and 2012 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2013	2012

License revenue	$7,000	$—

Operating expenses:
Research and development:
Non-cash compensation	191	278
Other research and development	6,239	7,122

Total research and development	6,430	7,400

General and administrative:
Non-cash compensation	390	368
Other general and administrative	2,338	1,408

Total general and administrative	2,728	1,776

Total operating expenses	9,158	9,176

Operating loss	(2,158)	(9,176)

Interest and other income, net	103	62

Loss before income taxes	(2,055)	(9,114)

Income taxes	—	—

Net loss	$(2,055)	$(9,114)

Basic and diluted net loss per common share	$(0.03)	$(0.13)

Weighted average shares used in computing basic and diluted net loss per common share	77,990,094	71,225,006

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

for the three months ended March 31, 2013 (Unaudited)

(in thousands, except share amounts)

	Common stock			Additional paid-in	Treasury stock		Accumulated
	Shares	Amount		Capital	Shares	Amount	deficit	Total
Balance at December 31, 2012	72,002,949	$72		$403,387	79,948	$(357)	$(392,608)	$10,494
Changes during the period:
Issuance of common stock in public offering (net of offering costs of $5,637)	9,469,100	10		74,746	—	—	—	74,756
Issuance of restricted stock	291,020	—	*	—	—	—	—	—	*
Issuance of common stock in connection with exercise of options	34,937	—	*	93	—	—	—	93
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		581	—	—	—	581
Net loss	—	—		—	—	—	(2,055)	(2,055)

Balance at March 31, 2013	81,798,006	$82		$478,807	79,948	$(357)	$(394,663)	$83,869

*	Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows

for the three months ended March 31, 2013 and 2012 (Unaudited)

(in thousands)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,055)	$(9,114)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock compensation expense	581	646
Depreciation and amortization	10	10
Changes in assets and liabilities:
(Increase) decrease in other current assets	(1,314)	10
Increase in accrued interest receivable	—	(60)
Decrease in other assets	35	—
Increase in accounts payable and accrued expenses	1,242	689
Decrease in accrued compensation and related liabilities	(625)	(719)
Decrease in other liabilities	(12)	(11)

Net cash used in operating activities	(2,138)	(8,549)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(45)	(2)
Investment in held-to-maturity short-term securities	—	(5,236)
Proceeds from maturity of held-to-maturity short-term securities	—	235

Net cash used in investing activities	(45)	(5,003)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from public offering, net	74,756	—
Proceeds from exercise of options	93	—

Net cash provided by financing activities	74,849	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72,666	(13,552)

Cash and cash equivalents at beginning of period	14,677	35,252

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,343	$21,700

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

NOTE 1 – GENERAL

Basis of Presentation

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of renal disease. Most of our biopharmaceutical development and substantially all of our administrative operations during the three months ended March 31, 2013 and 2012 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Except for 2009, we have incurred substantial operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2013, we have an accumulated deficit of $394.7 million.

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

In January 2013, we announced successful top-line results from the long-term Phase 3 study of Zerenex for the treatment of hyperphosphatemia in patients with end-stage renal disease on dialysis. In this study, Zerenex met the study’s primary and key secondary endpoints. This long-term study was the final component of our Phase 3 registration program, which was conducted pursuant to a special protocol assessment agreement with the U.S. Food and Drug Administration (“FDA”).

We received a non-refundable milestone payment of $7.0 million in January 2013 for the achievement of the New Drug Application (“NDA”) filing milestone from JT and Torii. See Note 4 for additional information.

In January 2013, we raised approximately $74.8 million, net of underwriting discounts and offering expenses of approximately $5.6 million, in an underwritten public offering. See Note 3 for additional information.

We currently anticipate that our cash and cash equivalents at March 31, 2013 are sufficient to fund our anticipated operating cash requirements for approximately the next 21 to 24 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with the build-up of pre-launch/launch inventory, the timing and expenditures associated with submitting the NDA and Marketing Authorization Application (“MAA”) for Zerenex, the timing and expenditures associated with select pre-commercial/commercial activities related to Zerenex, and the timing, design and conduct of clinical trials for Zerenex. We may depend upon significant additional financings to provide the cash necessary to execute our current operations, including the commercialization of Zerenex.

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

Investment Securities

We were not invested in investment securities at March 31, 2013 and December 31, 2012. We classify our short-term and long-term debt securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Available-for-sale investment securities are recorded at fair value (see Note 2 – Fair Value Measurements). Other-than-temporary impairment charges are included in interest and other income, net, and unrealized gains (losses), if determined to be temporary, are included in accumulated other comprehensive income (loss) in stockholders’ equity.

Revenue Recognition

We recognize license revenue in accordance with the revenue recognition guidance of the FASB Accounting Standards Codification (the “Codification”). We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payments to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

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

Income Taxes

As of March 31, 2013, we have U.S. net operating loss carryforwards of approximately $361.3 million which expire from 2019 through 2033. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. Due to our historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options, as their inclusion would be anti-dilutive. The options outstanding as of March 31, 2013 and 2012, which are not included in the computation of net loss per share amounts, were 3,882,100 and 3,908,500, respectively.

Comprehensive Loss

Comprehensive loss is the same as net loss for all periods presented.

Segment Reporting

Following the discontinuation of the Services segment in December 2011, we have determined that we operate in only one reportable segment: the Products segment.

Impairment of Goodwill

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. As of December 31, 2012, management concluded that there was no impairment of our goodwill. As of March 31, 2013, management determined that there were no indicators that would trigger a goodwill impairment analysis.

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

The following table provides the fair value measurements of applicable financial assets as of March 31, 2013:

	Financial assets at fair value as of March 31, 2013
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$61,697	$—	$—

Total	$61,697	$—	$—

(1)	Included in cash and cash equivalents on our consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

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

Equity Incentive Plans

Shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 513,411 shares at March 31, 2013.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2013:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2012	3,401,671	$5.17	6.6	2,373,509
Granted	515,366	3.89
Exercised	(34,937)	2.66		$150,410

Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2013	3,882,100	$5.02	6.8	$13,145,733

Vested and expected to vest at March 31, 2013	3,835,792	$5.04	6.8	$12,970,431

Exercisable at March 31, 2013	2,449,776	$5.72	5.9	$7,912,843

Upon the exercise of stock options, we issue new shares of our common stock. As of March 31, 2013, 95,000 options issued to employees and 50,000 options issued to consultants are unvested, milestone-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. The time-vesting restricted stock grants vest primarily over a period of three to four years. The following table summarizes restricted share activity for the three months ended March 31, 2013:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value

Outstanding at December 31, 2012	1,181,677	$2.27	$3,095,994
Granted	291,020	3.25
Vested	(174,919)	2.66	$850,857

Forfeited	—	—

Outstanding at March 31, 2013	1,297,778	$2.44	$9,149,335

As of March 31, 2013, 590,000 and 150,000 shares of restricted stock issued to employees and consultants, respectively, are unvested, milestone-based shares.

On September 14, 2009, we entered in an employment agreement with Ron Bentsur, our Chief Executive Officer, which was amended on January 13, 2012. The agreement, as amended, terminates on May 20, 2014, subject to certain early termination events. As of December 31, 2012, Mr. Bentsur has been granted a total of 350,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In addition, as of March 31, 2013, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

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

Stock-Based Compensation

We incurred $581,000 and $646,000 of non-cash compensation expense related to equity incentive grants during the three months ended March 31, 2013 and 2012, respectively. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Three months ended March 31,
	2013	2012
Risk-free interest rates	0.6%	0.6%
Dividend yield	—	—
Volatility	102.4%	110.0%
Weighted-average expected term	4.0 years	4.0 years

The weighted average grant date fair value of options granted for the three months ended March 31, 2013 and 2012 was $2.73 and $1.85 per option, respectively. We used historical information to estimate forfeitures within the valuation model. As of March 31, 2013, there was $2.4 million and $1.4 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.2 years and 2.2 years, respectively. These amounts do not include, as of March 31, 2013, 145,000 options outstanding and 740,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones, such as FDA approval of our drug candidates and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs.

NOTE 4 – LICENSE AGREEMENTS

In September 2007, we entered into a Sublicense Agreement with JT and Torii, JT’s pharmaceutical business subsidiary, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate in Japan, which is being developed in the U.S. under the trade name Zerenex. JT and Torii are responsible for the future development and commercialization costs in Japan. Effective as of June 8, 2009, we entered into an Amended and Restated Sublicense Agreement (the “Revised Agreement”) with JT and Torii, which, among other things, provided for the elimination of all significant on-going obligations under the sublicense agreement.

In January 2013, JT and Torii filed its NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $7.0 million in January 2013 for the achievement of the NDA filing milestone. As a result, we recorded license revenue of $7.0 million in accordance with our revenue recognition policy, which is included in the three months ended March 31, 2013. We may receive up to an additional $65.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, JT and Torii will make royalty payments to us on net sales of ferric citrate in Japan.

NOTE 5 – LEGAL PROCEEDINGS

On February 1, 2013, a lawsuit was filed against us and our chief executive officer on behalf of a putative class of all of our shareholders (other than the defendants) who acquired our shares between June 1, 2009 and April 1, 2012. Smith v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-0755-TPG (S.D.N.Y.). On February 26, 2013, a substantially similar lawsuit was filed against us and our chief executive officer as well as our chief financial officer. Park v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-1307-TPG (S.D.N.Y.). We anticipate the court will consolidate the actions. Both complaints assert claims against (i) us for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and (ii) the officers for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. Both complaints are premised on general allegations that we and the individual defendants participated directly or indirectly in the preparation and/or issuance of purportedly false and misleading earnings reports, SEC filings, press releases, and other public statements, which allegedly caused our stock to trade at artificially inflated prices. The plaintiffs seek an unspecified amount of damages. Motions to appoint Lead Plaintiff and Lead Plaintiff’s Counsel were filed on April 2, 2013, and are presently pending. Following the appointment of Lead Plaintiff and Lead Plaintiff’s Counsel, a Consolidated Amended Complaint will be filed that will serve as the operative complaint in this matter. We believe the claims made in the actions are without merit, and intend to defend the actions vigorously. We cannot, however, predict the outcome or effect, if any, of the lawsuit on our business.

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

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012.

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of renal disease. We are developing ZerenexTM (ferric citrate), an oral, ferric iron-based compound that has the capacity to bind to phosphate in the gastrointestinal tract and form non-absorbable complexes. We have completed a U.S.-based Phase 3 clinical program for Zerenex for the treatment of hyperphosphatemia (elevated phosphate levels) in patients with end-stage renal disease, or ESRD, on dialysis, conducted pursuant to a Special Protocol Assessment, or SPA, agreement with the U.S. Food and Drug Administration, or FDA. The submissions of a New Drug Application, or NDA, with the FDA and Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, are pending.

Zerenex is also in Phase 2 development in the U.S. for the management of phosphorus and iron deficiency in anemic patients with Stages 3 to 5 non-dialysis dependent chronic kidney disease, or CKD.

We may engage in business development activities that include seeking strategic relationships for Zerenex, as well as evaluating compounds and companies for in-licensing or acquisition. To date, we have not received approval for the sale of any drug candidate in any market. Therefore, we have not generated any product sales from any drug candidate. We have generated, and expect to continue to generate, revenue from the sublicensing of rights to Zerenex in Japan to Japan Tobacco Inc., or JT, and Torii Pharmaceutical Co., Ltd., or Torii.

RECENT DEVELOPMENTS

ZerenexTM (ferric citrate)

On January 28, 2013, we announced successful top-line results from our long-term Phase 3 study of Zerenex for the treatment of elevated serum phosphorus levels, or hyperphosphatemia, in patients with ESRD on dialysis. In this study, Zerenex met the study’s primary endpoint, demonstrating a highly statistically significant change in serum phosphorus versus placebo over the four-week Efficacy Assessment Period of the study. In addition, Zerenex met the key secondary endpoints of increasing ferritin and TSAT and reducing the use of IV iron and ESAs versus the active control group over the 52-week Safety Assessment Period of the study. This long-term Phase 3 study was the final component of our Phase 3 registration program, which was conducted pursuant to an SPA agreement with the FDA.

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

Clinical trials are lengthy and expensive. Even though our trials show that Zerenex is effective in treating certain diseases or conditions, there is no guarantee that we will be able to record commercial sales of Zerenex in the future. In addition, we expect losses to continue as we continue to fund the development of Zerenex, including, but not limited to, new drug application submissions, building of inventory, ongoing and additional clinical trials, and the potential acquisition and development of additional drug candidates in the future. As we continue our development efforts, we may enter into additional third-party collaborative agreements and may incur additional expenses, such as licensing fees and milestone payments. In addition, we may need to establish the commercial infrastructure required to manufacture, market and sell our drug candidates following approval, if any, by the FDA or regulatory authorities of other countries, which would result in us incurring additional expenses. As a result, our quarterly results may fluctuate and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Three months ended March 31, 2013 and March 31, 2012

License Revenue. License revenue for the three months ended March 31, 2013 was $7.0 million due to the recognition of a non-refundable milestone payment received in January 2013 from JT and Torii following their filing of their NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with CKD. There was no license revenue for the three months ended March 31, 2012. We do not expect our license revenue to have a material impact on our financial results for the remainder of 2013.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants decreased by $87,000 to $191,000 for the three months ended March 31, 2013, as compared to $278,000 for the three months ended March 31, 2012. The decrease in non-cash compensation expense in the three months ended March 31, 2013, as compared to March 31, 2012, was primarily related to a decrease in research and development personnel in 2013 as compared to the comparable quarter in 2012 and the recording of the fair value of equity awards granted to research and development personnel, which are expensed over the vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses decreased by $883,000 to $6,239,000 for the three months ended March 31, 2013, as compared to $7,122,000 for the three months ended March 31, 2012. The decrease in other research and development expenses was due primarily to a $3,774,000 decrease in research and development expenses related to KRX-0401 (perifosine) following the termination of the clinical development program and license agreement for KRX-0401 in May 2012, partially offset by a $3,101,000 increase in research and development expenses related to our Zerenex program. We expect our other research and development expenses in 2013 to increase due to the build-up of pre-launch/launch inventory and the pending submissions of the NDA and MAA for Zerenex.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $22,000 to $390,000 for the three months ended March 31, 2013, as compared to $368,000 for the three months ended March 31, 2012. The increase in non-cash compensation expense in the three months ended March 31, 2013, as compared to March 31, 2012, was primarily related to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $930,000 to $2,338,000 for the three months ended March 31, 2013, as compared to $1,408,000 for the three months ended March 31, 2012. The increase was primarily related to legal fees and pre-commercial activities related to Zerenex. We expect our other general and administrative costs in 2013 to increase in order to scale-up our operations and infrastructure to prepare to commercialize Zerenex, subject to our business development activities.

Interest and Other Income, Net. Interest and other income, net, increased by $41,000 to $103,000 for the three months ended March 31, 2013, as compared to $62,000 for the three months ended March 31, 2012. The increase was due to a higher level of invested funds in our investment portfolio following our January 2013 public offering.

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

As of March 31, 2013, we had $87.3 million in cash and cash equivalents, an increase of $72.6 million from December 31, 2012. We currently anticipate that our cash and cash equivalents at March 31, 2013 are sufficient to fund our anticipated operating cash requirements for approximately the next 21 to 24 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with the build-up of pre-launch/launch inventory, the timing and expenditures associated with submitting the NDA and MAA for Zerenex, the timing and expenditures associated with select pre-commercial/commercial activities related to Zerenex, and the timing, design and conduct of clinical trials for Zerenex. We may depend upon significant additional financings to provide the cash necessary to execute our current operations, including the commercialization of Zerenex.

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

Net cash used in operating activities for the three months ended March 31, 2013 was $2.1 million, as compared to $8.5 million for the three months ended March 31, 2012. This decrease in net cash used in operating activities was primarily related to the $7.0 million non-refundable milestone payment received from JT and Torii in January 2013.

For the three months ended March 31, 2013, net cash used by investing activities was $45,000, as compared to $5.0 million used in investing activities for the three months ended March 31, 2012. The change was primarily due to the timing of our investments in, and maturities of, held-to-maturity short-term securities.

For the three months ended March 31, 2013, net cash provided by financing activities was $74.8 million as compared to no net cash provided by financing activities for the three months ended March 31, 2012. The increase was primarily related to net proceeds of $74.8 million received from the public offering of common stock in January 2013.

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

OBLIGATIONS AND COMMITMENTS

In March 2013, we signed an amendment to the lease on our corporate and executive office located in New York City extending its term through September 30, 2014.

As of March 31, 2013, we have the following operating lease obligations.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	$860,000	$573,000	$287,000	$—	$—

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

Accounting Related to Goodwill. As of March 31, 2013, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

We are required to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition that were used to determine the valuation of goodwill and intangibles. In future years, the possibility exists that changes in forecasts and estimates from those used at the acquisition date could result in impairment indicators. As of March 31, 2013, management concluded that there is no impairment of our goodwill.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of March 31, 2013, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, except as stated below.

On February 1, 2013, a lawsuit was filed against us and our chief executive officer on behalf of a putative class of all of our shareholders (other than the defendants) who acquired our shares between June 1, 2009 and April 1, 2012. Smith v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-0755-TPG (S.D.N.Y.). On February 26, 2013, a substantially similar lawsuit was filed against us and our chief executive officer as well as our chief financial officer. Park v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-1307-TPG (S.D.N.Y.). We anticipate the court will consolidate the actions. Both complaints assert claims against (i) us for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and (ii) the officers for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. Both complaints are premised on general allegations that we and the individual defendants participated directly or indirectly in the preparation and/or issuance of purportedly false and misleading earnings reports, SEC filings, press releases, and other public statements, which allegedly caused our stock to trade at artificially inflated prices. The plaintiffs seek an unspecified amount of damages. Motions to appoint Lead Plaintiff and Lead Plaintiff’s Counsel were filed on April 2, 2013, and are presently pending. Following the appointment of Lead Plaintiff and Lead Plaintiff’s Counsel, a Consolidated Amended Complaint will be filed that will serve as the operative complaint in this matter. We believe the claims made in the actions are without merit, and intend to defend the actions vigorously. We cannot, however, predict the outcome or effect, if any, of the lawsuit on our business.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2013, we had an accumulated deficit of $394.7 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate.

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

Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding and liver toxicities that have been seen in some high-dose, ferric citrate canine studies, may require us to perform additional safety studies or analyses, which could delay the development of the drug or lead to a decision to discontinue development of the drug. We have submitted to the FDA data from our short-term and long-term rat and canine pre-clinical studies for Zerenex. While the FDA has reviewed the data from these studies and we have conducted our Phase 3 clinical program, we can provide no assurance that the FDA will not raise any safety concerns in the future from these studies. Drug candidates in the later stages of clinical development may fail to show the desired traits of safety and efficacy despite positive results in earlier clinical testing. The risk remains that a pivotal program may generate efficacy data that will be insufficiently persuasive for the approval of the drug, or may raise safety concerns that may prevent approval of the drug. The risk also remains that a clinical program conducted by one of our partners may raise efficacy or safety concerns that may prevent approval of the drug. Interpretation of the prior pre-clinical and clinical safety and efficacy data of our drug candidate may be flawed. There can be no assurance that safety and/or efficacy concerns from the prior data were not overlooked or misinterpreted, which in subsequent, larger studies might appear and prevent approval of such drug candidate. In addition, top-line results reported on completed clinical trials are based on a preliminary analysis of then available data (both safety and efficacy) and there is the risk that such findings and conclusions could change following a more comprehensive review of the data by us or a regulatory authority. For example, on January 28, 2013, we announced successful top-line results from our long-term Phase 3 study of Zerenex for the treatment of elevated serum phosphorus levels, or hyperphosphatemia, in patients with ESRD on dialysis. In this study, Zerenex met the study’s primary endpoint, demonstrating a highly statistically significant change in serum phosphorus versus placebo over the four-week Efficacy Assessment Period of the study. In addition, Zerenex met the key secondary endpoints of increasing ferritin and TSAT and reducing the use of IV iron and ESAs versus the active control group over the 52-week Safety Assessment Period of the study. We can provide no assurance that our findings and conclusions from our long-term Phase 3 study of Zerenex will not change following a more comprehensive review of the data by us or a regulatory authority.

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

Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our drug candidate. In addition, our contract manufacturers will be subject to ongoing periodic and unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with cGMP, as well as other governmental regulations and corresponding foreign standards. While we periodically audit our contractors for adherence to regulatory requirements, we cannot assure you that unforeseen changes at these contractors will not occur that could change their regulatory standing. The same issues apply to contract analytical services which we use for testing of our drug candidate. We will not have control over, other than by contract and periodic oversight, third-party manufacturers’ compliance with these regulations and standards. We are currently developing analytical tools for ferric citrate drug substance and drug product testing. Failure to develop effective analytical tools could result in regulatory or technical delay or could jeopardize our ability to obtain FDA approval. Moreover, even with effective analytical tooling available, there is no assurance that we will be able to analyze all the raw materials and qualify all impurities to the satisfaction of the FDA, possibly requiring additional analytical studies, analytical method development, or preclinical studies, which could significantly delay our ability to file an NDA or receive regulatory approval for our drug candidate. Additionally, changes in the analytical specifications required by the FDA or other regulatory authority, such as United States Pharmacopeial Convention standards, from time to time, could delay our ability to file an NDA or receive regulatory approval for our drug candidate. Switching or engaging multiple third-party contractors to produce our drug substance or drug product may be difficult because the number of potential manufacturers may be limited and the process by which multiple manufacturers make the drug substance or drug product must meet established specifications at each manufacturing facility. It may be difficult for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. For Zerenex, the loss of any of our drug substance or drug product manufacturers would result in significant additional costs and delays in our development program. Moreover, if we need to add or change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve any new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA and foreign regulations and standards.

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

In the course of product development, we engage CROs to conduct and manage clinical studies and to assist us in guiding our products through the FDA review and approval process. If the CROs fail to perform their obligations under our agreements with them or fail to perform clinical trials in a satisfactory or timely manner, we may face significant delays in completing our clinical trials, as well as commercialization of one or more drug candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials and the market approval of drug candidate(s).

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

In addition, our commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our drug product. Other companies have drug candidates in various stages of pre-clinical or clinical development to treat diseases for which we are also seeking to acquire and develop drug products. Some of these potential competing drugs are further advanced in development than our drug candidate and may be commercialized earlier. Even if we are successful in developing effective drugs, our product(s) may not compete successfully with products produced by our competitors. Fresenius Medical Care and Vifor Pharma are collaborating on the development of an iron-based phosphate binder, PA21, which we believe to be a chewable tablet formulation. Recently, Fresenius Medical Care and Vifor Pharma announced positive data from a multi-national, Phase 3 study of PA21 in dialysis patients, and also announced the submission to the FDA of an NDA and the submission to the EMA of the first approval dossier for PA21. If approved by the FDA and/or EMA, PA21 could have a material effect on the market opportunities of Zerenex in the U.S. and Europe, respectively.

If we lose our key personnel or are unable to attract and retain additional personnel, our operations could be disrupted and our business could be harmed.

As of April 30, 2013, we had 25 full and part-time employees. To successfully develop our drug candidate, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Bentsur, such agreement does not prevent him from terminating his employment with us.

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

Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third-party payors, including Medicare and Medicaid, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. In 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which for the first time established prescription drug coverage for Medicare beneficiaries, under Medicare Part D. Under this program, beneficiaries purchase insurance coverage from private insurance companies to cover the cost of their prescription drugs. However, third-party insurance coverage may not be available to patients for our product, if approved. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our product, its market acceptance may be reduced.

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

The development, manufacturing, pricing, sale, marketing, and reimbursement of our product(s), together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. We are a relatively small company with 25 full and part-time employees as of April 30, 2013. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, issuance of an enforcement or warning letter, restrictions on our product or manufacturing processes, withdrawal of product(s) from the market, significant fines, or other sanctions or litigation.

Risks related to our financial condition

Our cash, cash equivalents and investment securities may not be adequate to finance our operating cash requirements for the length of time that we have estimated.

We currently anticipate that our cash and cash equivalents at March 31, 2013 are sufficient to fund our anticipated operating cash requirements for approximately the next 21 to 24 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with the build-up of pre-launch/launch inventory, the timing and expenditures associated with submitting the NDA and MAA for Zerenex, the timing and expenditures associated with select pre-commercial/commercial activities related to Zerenex, and the timing, design and conduct of clinical trials for Zerenex. We may depend upon significant additional financings to provide the cash necessary to execute our current operations, including the commercialization of Zerenex.

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

The patent rights that we own or have licensed relating to Zerenex are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market Zerenex. In particular:

•

Composition of matter patents can provide protection for pharmaceutical products to the extent that the specifically covered compositions are key, non-interchangeable components of the pharmaceutical product. The first composition of matter and method patent relating to Zerenex in the United States (U.S. Patent No. 5,753,706) expires in February 2017. We cannot assure you that we can obtain any extension of the term of this patent for delays caused by FDA regulatory review (the maximum amount of term of extension available under the Patent Term Extension provisions of 35

U.S.C. § 156 would extend the term of this patent to February 2022). Upon expiration of U.S. Patent No. 5,753,706, competitors who obtain the requisite regulatory approval can offer products with the same composition as our product, so long as the competitors do not infringe any other patents that we may hold, such as other composition of matter patents and/or method of use patents. We have additional composition of matter and use patents expiring in 2024 with independent claims covering forms of ferric citrate (the active pharmaceutical ingredient, or API, of Zerenex), pharmaceutical compositions that include the API, pharmaceutical compositions having ferric citrate in an amount effective to reduce serum phosphate levels, and methods of treating hyperphosphatemia and metabolic acidosis.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended September 30, 2004, filed on August 12, 2004, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002, and incorporated herein by reference.

3.3	Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007, filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 9, 2007 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2013.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: May 8, 2013	By:	/s/ James F. Oliviero, CFA

Chief Financial Officer

Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2013.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.