Form 10-Q
period 2013-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2013-08-02
CIK 1114220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 81,815,467 shares of the registrant’s common stock, $0.001 par value, outstanding as of July 24, 2013.

KERYX BIOPHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.

Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012

(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,879	$14,677
Short-term investment securities	24,294	—
Interest receivable	226	—
Other current assets	1,254	430

Total current assets	81,653	15,107

Property, plant and equipment, net	79	56
Goodwill	3,208	3,208
Other assets, net	163	198

Total assets	$85,103	$18,569

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$11,398	$7,212
Accrued compensation and related liabilities	422	827

Total current liabilities	11,820	8,039

Other liabilities	12	36

Total liabilities	11,832	8,075

Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (130,000,000 and 95,000,000 shares authorized, 81,895,415 and 72,002,949 shares issued, 81,815,467 and 71,923,001 shares outstanding at June 30, 2013 and December 31, 2012, respectively)	82	72
Additional paid-in capital	479,567	403,387
Treasury stock, at cost, 79,948 shares at June 30, 2013 and December 31, 2012, respectively	(357)	(357)
Accumulated deficit	(406,021)	(392,608)

Total stockholders’ equity	73,271	10,494

Total liabilities and stockholders’ equity	$85,103	$18,569

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Operations

for the three and six months ended June 30, 2013 and 2012 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

License revenue	$—	$—	$7,000	$—

Operating expenses:
Research and development:
Non-cash compensation	243	73	434	351
Other research and development	6,934	3,726	13,173	10,848

Total research and development	7,177	3,799	13,607	11,199

General and administrative:
Non-cash compensation	395	365	785	733
Other general and administrative	3,882	1,535	6,220	2,943

Total general and administrative	4,277	1,900	7,005	3,676

Total operating expenses	11,454	5,699	20,612	14,875

Operating loss	(11,454)	(5,699)	(13,612)	(14,875)

Interest and other income, net	96	1,556	199	1,618

Loss before income taxes and extraordinary gain	(11,358)	(4,143)	(13,413)	(13,257)

Income taxes	—	—	—	—

Loss before extraordinary gain	(11,358)	(4,143)	(13,413)	(13,257)

Extraordinary gain	—	2,639	—	2,639

Net loss	$(11,358)	$(1,504)	$(13,413)	$(10,618)

Basic and diluted net loss per common share:
Before extraordinary gain	$(0.14)	$(0.06)	$(0.17)	$(0.19)
Extraordinary gain	—	0.04	—	0.04

Basic and diluted net loss per common share	$(0.14)	$(0.02)	$(0.17)	$(0.15)

Weighted average shares used in computing basic and diluted net loss per common share	81,739,731	71,466,740	79,875,273	71,345,873

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

for the six months ended June 30, 2013 (Unaudited)

(in thousands, except share amounts)

	Common stock			Additional paid-in Capital	Treasury stock		Accumulated deficit
	Shares	Amount			Shares	Amount		Total
Balance at December 31, 2012	72,002,949	$72		$403,387	79,948	$(357)	$(392,608)	$10,494
Changes during the period:
Issuance of common stock in public offering (net of offering costs of $5,640)	9,469,100	10		74,743	—	—	—	74,753
Issuance of restricted stock	366,020	—	*	—	—	—	—	—	*
Forfeiture of restricted stock	(5,737)	(—	)*	—	—	—	—	(—	)*
Issuance of common stock in connection with exercise of options	63,083	—	*	218	—	—	—	218
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		1,219	—	—	—	1,219
Net loss	—	—		—	—	—	(13,413)	(13,413)

Balance at June 30, 2013	81,895,415	$82		$479,567	79,948	$(357)	$(406,021)	$73,271

*	Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows

for the six months ended June 30, 2013 and 2012 (Unaudited)

(in thousands)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(13,413)	$(10,618)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock compensation expense	1,219	1,084
Depreciation and amortization	22	19
Extraordinary gain	—	(2,639)
Changes in assets and liabilities:
(Increase) decrease in other current assets	(824)	344
Increase in accrued interest receivable	(226)	(31)
Decrease in other assets	35	—
Increase (decrease) in accounts payable and accrued expenses	4,186	(5)
Decrease in accrued compensation and related liabilities	(405)	(479)
Decrease in other liabilities	(24)	(24)

Net cash used in operating activities	(9,430)	(12,349)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(45)	(3)
Investment in held-to-maturity short-term securities	(24,403)	(11,263)
Proceeds from maturity of held-to-maturity short-term securities	109	9,463

Net cash used in investing activities	(24,339)	(1,803)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from public offering, net	74,753	—
Proceeds from exercise of options	218	—

Net cash provided by financing activities	74,971	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,202	(14,152)

Cash and cash equivalents at beginning of period	14,677	35,252

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,879	$21,100

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

NOTE 1 - GENERAL

Basis of Presentation

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of renal disease. Most of our biopharmaceutical development and substantially all of our administrative operations during the three and six months ended June 30, 2013 and 2012 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Except for 2009, we have incurred substantial operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2013, we have an accumulated deficit of $406.0 million.

Our major sources of cash have been proceeds from various public offerings of our common stock, private placements of equity securities, option and warrant exercises, interest income, and from the upfront and milestone payments from our Sublicense Agreement with Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”) and miscellaneous payments from our other prior licensing activities. We have not yet commercialized any drug candidate and cannot be sure if we will ever be able to do so. Even if we commercialize a drug candidate, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidate, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug candidate alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate, if approved.

In January 2013, we announced successful top-line results from the long-term Phase 3 study of Zerenex for the treatment of hyperphosphatemia in patients with end-stage renal disease on dialysis. Updated results were presented in June 2013 at the World Congress of Nephrology. In this study, Zerenex met the study’s primary and key secondary endpoints. This long-term study was the final component of our Phase 3 registration program, which was conducted pursuant to a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”).

We received a non-refundable milestone payment from JT and Torii of $7.0 million in January 2013 for the achievement of their New Drug Application (“NDA”) filing milestone. See Note 4 for additional information.

In January 2013, we raised approximately $74.8 million, net of underwriting discounts and offering expenses of approximately $5.6 million, in an underwritten public offering. See Note 3 for additional information.

We currently anticipate that our cash and cash equivalents, interest receivable, and investment securities at June 30, 2013 are sufficient to fund our anticipated operating cash requirements for approximately the next 15 to 18 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with the build-up of pre-launch/launch inventory, the timing and expenditures associated with submitting the NDA in the U.S. and Marketing Authorization Application (“MAA”) in Europe for Zerenex and the respective regulatory review processes, the timing and expenditures associated with pre-commercial/commercial activities related to Zerenex, and the timing, design and conduct of clinical trials for Zerenex. We may depend upon significant additional financings to provide the cash necessary to execute our current operations, including the commercialization of Zerenex.

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

Investment Securities

We classify our short-term investment securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

The following table summarizes our investment securities at June 30, 2013, and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012

Short-term investments:
Obligations of domestic governmental agencies (mature July 2013) (held-to-maturity)	$24,294	$—

Total short-term investment securities	$24,294	$—

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

Income Taxes

As of June 30, 2013, we have U.S. net operating loss carryforwards of approximately $372.7 million which expire from 2019 through 2033. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. Due to our historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options, as their inclusion would be anti-dilutive. The options outstanding as of June 30, 2013 and 2012, which are not included in the computation of net loss per share amounts, were 4,044,100 and 3,777,292, respectively.

Comprehensive Loss

Comprehensive loss is the same as net loss for all periods presented.

Segment Reporting

Following the discontinuation of the Services segment in December 2011, we have determined that we operate in only one reportable segment: the Products segment.

Impairment of Goodwill

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. As of December 31, 2012, management concluded that there was no impairment of our goodwill. As of June 30, 2013, management determined that there were no indicators that would trigger a goodwill impairment analysis.

NOTE 2 - FAIR VALUE MEASUREMENTS

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

The following table provides the fair value measurements of applicable financial assets as of June 30, 2013:

	Financial assets at fair value as of June 30, 2013
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$27,518	$—	$—
Obligations of domestic governmental agencies (held-to-maturity) (2)	24,294	—	—

Total	$51,812	$—	$—

(1)	Included in cash and cash equivalents on our consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Amortized cost approximates fair value.

NOTE 3 - STOCKHOLDERS’ EQUITY

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

On June 18, 2013, at the 2013 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation increasing the shares of authorized common stock from 95,000,000 shares to 130,000,000 shares. The number of authorized shares of preferred stock remains unchanged at 5,000,000 shares.

Equity Incentive Plans

The 2013 Incentive Plan was adopted in June 2013 by our stockholders. Under the 2013 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The 2013 Incentive Plan authorizes grants to purchase up to 3,500,000 shares of authorized but unissued common stock. The plan limits the term of each option to no more than 10 years from the date of their grant. As of June 30, 2013, no shares have been issued under the 2013 Incentive Plan.

Total shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 3,754,002 shares at June 30, 2013.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2013:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2012	3,401,671	$5.17	6.6	$2,373,509
Granted	715,366	5.08
Exercised	(63,083)	3.45		$266,173

Forfeited	(9,854)	1.82
Expired	—	—

Outstanding at June 30, 2013	4,044,100	$5.18	6.7	$14,205,817

Vested and expected to vest at June 30, 2013	4,004,479	$5.19	6.7	$14,070,806

Exercisable at June 30, 2013	2,736,372	$5.32	5.8	$10,175,653

Upon the exercise of stock options, we issue new shares of our common stock. As of June 30, 2013, 95,000 options issued to employees and 50,000 options issued to consultants are unvested, milestone-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under the 2004 Long-Term Incentive Plan and 2007 Incentive Plan. The time-vesting restricted stock grants vest primarily over a period of three to four years. The following table summarizes restricted share activity for the six months ended June 30, 2013:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value
Outstanding at December 31, 2012	1,181,677	$2.27	$3,095,994
Granted	366,020	4.27
Vested	(266,487)	2.90	$1,538,928

Forfeited	(5,737)	2.79

Outstanding at June 30, 2013	1,275,473	$2.71	$9,527,783

As of June 30, 2013, 590,000 and 150,000 shares of restricted stock issued to employees and consultants, respectively, are unvested, milestone-based shares.

On September 14, 2009, we entered in an employment agreement with Ron Bentsur, our Chief Executive Officer, which was amended on January 13, 2012, and further amended on June 11, 2013. The agreement, as amended, terminates on May 20, 2015, subject to certain early termination events. As of June 30, 2013, Mr. Bentsur has been granted a total of 350,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In addition, as of June 30, 2013, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

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

(2) 500,000 shares of fully vested common stock will be granted to Mr. Bentsur, upon the first to occur of (a) our first commercial sale of Zerenex in the U.S. off an approved NDA, (b) our receipt of the first royalty upon the commercial sale of Zerenex in the U.S. by a partner to whom we have sold exclusive or non-exclusive commercial rights, or (c) our complete outlicensing of the entire product rights of Zerenex in the U.S.

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

Stock-Based Compensation

We incurred $638,000 and $438,000 of non-cash compensation expense related to equity incentive grants during the three months ended June 30, 2013 and 2012, respectively, and $1,219,000 and $1,084,000 during the six months ended June 30, 2013 and 2012, respectively. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Risk-free interest rates	0.7%	0.6%	0.6%	0.6%
Dividend yield	—	—	—	—
Volatility	103.4%	114.9%	102.7%	111.2%
Weighted-average expected term	3.3 years	4.0 years	3.8 years	4.0 years

The weighted average grant date fair value of options granted for the three months ended June 30, 2013 and 2012 was $5.24 and $1.35 per option, respectively, and for the six months ended June 30, 2013 and 2012 was $3.43 and $1.73 per option. We used historical information to estimate forfeitures within the valuation model. As of June 30, 2013, there was $2.9 million and $1.8 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.2 years and 2.4 years, respectively. These amounts do not include, as of June 30, 2013, 145,000 options outstanding and 740,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones, such as FDA approval of our drug candidates and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs.

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

In January 2013, JT and Torii filed its NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $7.0 million in January 2013 for the achievement of their NDA filing milestone. As a result, we recorded license revenue of $7.0 million in accordance with our revenue recognition policy, which is included in the six months ended June 30, 2013. We may receive up to an additional $65.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, JT and Torii will make royalty payments to us on net sales of ferric citrate in Japan.

NOTE 5 - LEGAL PROCEEDINGS

On February 1, 2013, a lawsuit was filed against us and our chief executive officer on behalf of a putative class of all of our shareholders (other than the defendants) who acquired our shares between June 1, 2009 and April 1, 2012. Smith v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-0755-TPG (S.D.N.Y.). On February 26, 2013, a substantially similar lawsuit was filed against us and our chief executive officer as well as our chief financial officer. Park v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-1307-TPG (S.D.N.Y.). On June 10, 2013, the Court entered an Order consolidating the two lawsuits and appointing a lead plaintiff. The case is now styled In re Keryx Biopharmaceuticals, Inc. Securities Litigation, Case No. 1:13-CV-0755-KBF (S.D.N.Y.). On July 10, 2013, the lead plaintiff filed a Consolidated Amended Complaint that, in substance, repeated the claims alleged in the consolidated lawsuits. The Consolidated Amended Complaint asserts claims against (i) us for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and (ii) our chief executive officer for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. The claims in the Consolidated Amended Complaint are premised on general allegations that we and the individual defendant participated directly or indirectly in the preparation and/or issuance of purportedly false and misleading earnings reports, SEC filings, press releases, and other public statements, which allegedly caused our stock to trade at artificially inflated prices. The lead plaintiff seeks an unspecified amount of damages. We believe the claims made in this action are without merit, and intend to defend the consolidated action vigorously. We cannot, however, predict the outcome or effect, if any, of the lawsuit on our business.

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

Zerenex is also in Phase 2 development in the U.S. for the management of serum phosphorus levels and iron deficiency in anemic patients with Stages 3 to 5 non-dialysis dependent chronic kidney disease, or CKD.

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

RECENT DEVELOPMENTS

ZerenexTM (ferric citrate)

In January 2013, we announced successful top-line results from our long-term Phase 3 study of Zerenex for the treatment of elevated serum phosphorus levels, or hyperphosphatemia, in patients with ESRD on dialysis. Updated results were presented in June 2013 at the World Congress of Nephrology. In this study, Zerenex met the study’s primary endpoint, demonstrating a highly statistically significant change in serum phosphorus versus placebo over the four-week Efficacy Assessment Period of the study. In addition, Zerenex met the key secondary endpoints of increasing ferritin and transferrin saturation (“TSAT”) and reducing the use of intravenous (“IV”) iron and erythropoiesis-stimulating agents (“ESAs”) versus the active control group over the 52-week Safety Assessment Period of the study. This long-term Phase 3 study was the final component of our Phase 3 registration program, which was conducted pursuant to an SPA agreement with the FDA.

In January 2013, JT and Torii filed its NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $7.0 million in January 2013 for the achievement of their NDA filing milestone.

GENERAL CORPORATE

We have devoted substantially all of our efforts to the identification, in-licensing, development and partnering of drug candidates. We have incurred negative cash flow from operations each year since our inception. We anticipate incurring negative cash flows from operating activities for the foreseeable future. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our product development efforts, our clinical trials, pre-commercial/commercial, partnership and licensing activities.

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

Clinical trials are lengthy and expensive. Even though our trials show that Zerenex is effective in treating certain diseases or conditions, there is no guarantee that we will be able to record commercial sales of Zerenex in the future. In addition, we expect losses to continue as we continue to fund the development of Zerenex, including, but not limited to, new drug application submissions, building of inventory, pre-commercial activities, ongoing and additional clinical trials, and the potential acquisition and development of additional drug candidates in the future. As we continue our development efforts, we may enter into additional third-party collaborative agreements and may incur additional expenses, such as licensing fees and milestone payments. In addition, we have begun to establish the commercial infrastructure required to manufacture, market and sell Zerenex following approval, if any, by the FDA or regulatory authorities of other countries, which will result in us incurring additional expenses. As a result, our quarterly results may fluctuate and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Three months ended June 30, 2013 and June 30, 2012

License Revenue. There was no license revenue for the three months ended June 30, 2013 and 2012. We do not expect our license revenue to have a material impact on our financial results for the remainder of 2013.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $170,000 to $243,000 for the three months ended June 30, 2013, as compared to $73,000 for the three months ended June 30, 2012. The increase in non-cash compensation expense in the three months ended June 30, 2013, as compared to June 30, 2012, was primarily related to the recording of the fair value of equity awards granted to research and development personnel, which are expensed over the vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses increased by $3,208,000 to $6,934,000 for the three months ended June 30, 2013, as compared to $3,726,000 for the three months ended June 30, 2012. The increase in other research and development expenses was due primarily to a $3,334,000 increase in research and development expenses related to our Zerenex program and preparing to file an NDA and MAA. We expect our other research and development expenses in 2013 to increase due to the build-up of pre-launch/launch inventory for Zerenex.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $30,000 to $395,000 for the three months ended June 30, 2013, as compared to $365,000 for the three months ended June 30, 2012. The increase in non-cash compensation expense in the three months ended June 30, 2013, as compared to June 30, 2012, was primarily related to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $2,347,000 to $3,882,000 for the three months ended June 30, 2013, as compared to $1,535,000 for the three months ended June 30, 2012. The increase was primarily related to pre-commercial activities related to Zerenex and an increase in legal fees. We expect our other general and administrative costs in 2013 to increase in order to scale-up our operations and infrastructure to prepare to commercialize Zerenex, subject to our business development activities.

Interest and Other Income, Net. Interest and other income, net, decreased by $1,460,000 to $96,000 for the three months ended June 30, 2013, as compared to $1,556,000 for the three months ended June 30, 2012. During the three months ended June 30, 2012, we were awarded $1.5 million in compensatory damages, net of fees and legal expenses, related to a statement of claim we filed with FINRA against an SEC registered broker-dealer for damages arising from that broker-dealer’s recommendations and purchases of certain securities for our cash management account.

Extraordinary Gain. For the three months ended June 30, 2012, we recorded a non-cash extraordinary gain of $2,639,000 related to a write-off of the contingent equity rights liability following the termination of the license agreement for KRX-0401 (perifosine).

Six months ended June 30, 2013 and June 30, 2012

License Revenue. License revenue for the six months ended June 30, 2013 was $7.0 million due to the recognition of a non-refundable milestone payment received in January 2013 from JT and Torii following their filing of their NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with CKD. There was no license revenue for the six months ended June 30, 2012. We do not expect our license revenue to have a material impact on our financial results for the remainder of 2013.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $83,000 to $434,000 for the six months ended June 30, 2013, as compared to $351,000 for the six months ended June 30, 2012. The increase in non-cash compensation expense in the six months ended June 30, 2013, as compared to June 30, 2012, was primarily related to the recording of the fair value of equity awards granted to research and development personnel, which are expensed over the vesting periods of the individual awards.

Other Research and Development Expenses. Other research and development expenses increased by $2,325,000 to $13,173,000 for the six months ended June 30, 2013, as compared to $10,848,000 for the six months ended June 30, 2012. The increase in other research and development expenses was due primarily to a $6,435,000 increase in research and development expenses related to our Zerenex program and preparing to file an NDA and MAA, partially offset by a $4,002,000 decrease in research and development expenses related to KRX-0401 (perifosine) following the termination of the clinical development program and license agreement for KRX-0401 in May 2012. We expect our other research and development expenses in 2013 to increase due to the build-up of pre-launch/launch inventory for Zerenex.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $52,000 to $785,000 for the six months ended June 30, 2013, as compared to $733,000 for the six months ended June 30, 2012. The increase in non-cash compensation expense in the six months ended June 30, 2013, as compared to June 30, 2012, was primarily related to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $3,277,000 to $6,220,000 for the six months ended June 30, 2013, as compared to $2,943,000 for the six months ended June 30, 2012. The increase was primarily related to pre-commercial activities related to Zerenex and an increase in legal fees. We expect our other general and administrative costs in 2013 to increase in order to scale-up our operations and infrastructure to prepare to commercialize Zerenex, subject to our business development activities.

Interest and Other Income, Net. Interest and other income, net, decreased by $1,419,000 to $199,000 for the six months ended June 30, 2013, as compared to $1,618,000 for the six months ended June 30, 2012. During the six months ended June 30, 2012, we were awarded $1.5 million in compensatory damages, net of fees and legal expenses, related to a statement of claim we filed with FINRA against an SEC registered broker-dealer for damages arising from that broker-dealer’s recommendations and purchases of certain securities for our cash management account.

Extraordinary Gain. For the six months ended June 30, 2012, we recorded a non-cash extraordinary gain of $2,639,000 related to a write-off of the contingent equity rights liability following the termination of the license agreement for KRX-0401 (perifosine).

LIQUIDITY AND CAPITAL RESOURCES

Our major sources of cash have been proceeds from various public offerings of our common stock, private placements of equity securities, option and warrant exercises, interest income, and from the upfront and milestone payments from our sublicense agreement with JT and Torii and miscellaneous payments from our other prior licensing activities. We have not yet commercialized a drug candidate and cannot be sure if we will ever be able to do so. Even if we commercialize a drug candidate, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidate, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug candidate alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate.

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

As of June 30, 2013, we had $80.4 million in cash and cash equivalents, interest receivable, and investment securities, an increase of $65.7 million from December 31, 2012. We currently anticipate that our cash and cash equivalents, interest receivable, and investment securities at June 30, 2013 are sufficient to fund our anticipated operating cash requirements for approximately the next 15 to 18 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with the build-up of pre-launch/launch inventory, the timing and expenditures associated with submitting the NDA in the U.S. and MAA in Europe for Zerenex and the respective regulatory review processes, the timing and expenditures associated with pre-commercial/commercial activities related to Zerenex, and the timing, design and conduct of clinical trials for Zerenex. We may depend upon significant additional financings to provide the cash necessary to execute our current operations, including the commercialization of Zerenex.

In accordance with the licensing arrangement with JT and Torii, we may receive payments upon the achievement of pre-specified milestones. In January 2013, JT and Torii filed its NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $7.0 million in January 2013 for the achievement of their NDA filing milestone. The next potential milestone is for the marketing approval of ferric citrate in Japan.

Net cash used in operating activities for the six months ended June 30, 2013 was $9.4 million, as compared to $12.3 million for the six months ended June 30, 2012. This decrease in net cash used in operating activities was primarily related to the $7.0 million non-refundable milestone payment received from JT and Torii in January 2013, partially offset by increased Zerenex development expenditures.

For the six months ended June 30, 2013, net cash used in investing activities was $24.3 million, as compared to $1.8 million used in investing activities for the six months ended June 30, 2012. The change was primarily due to the timing of our investments in, and maturities of, held-to-maturity short-term securities.

For the six months ended June 30, 2013, net cash provided by financing activities was $75.0 million as compared to no net cash provided by financing activities for the six months ended June 30, 2012. The increase was primarily related to net proceeds of $74.8 million received from the public offering of common stock in January 2013.

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

As of June 30, 2013, we have the following operating lease obligations.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	$716,000	$573,000	$143,000	$—	$—

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

Accruals for Clinical Research Organization and Clinical Site Costs. We make estimates of costs incurred in relation to external clinical research organizations, or CROs, and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. We review and accrue CRO expenses and clinical trial study expenses based on work performed and rely upon estimates of those costs applicable to the stage of completion of a study. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

Accounting Related to Goodwill. As of June 30, 2013, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

We are required to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition that were used to determine the valuation of goodwill and intangibles. In future years, the possibility exists that changes in forecasts and estimates from those used at the acquisition date could result in impairment indicators. As of December 31, 2012, management concluded that there was no impairment of our goodwill. As of June 30, 2013, management determined that there were no indicators that would trigger a goodwill impairment analysis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of June 30, 2013, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including government debt and money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, except as stated below.

On February 1, 2013, a lawsuit was filed against us and our chief executive officer on behalf of a putative class of all of our shareholders (other than the defendants) who acquired our shares between June 1, 2009 and April 1, 2012. Smith v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-0755-TPG (S.D.N.Y.). On February 26, 2013, a substantially similar lawsuit was filed against us and our chief executive officer as well as our chief financial officer. Park v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-1307-TPG (S.D.N.Y.). On June 10, 2013, the Court entered an Order consolidating the two lawsuits and appointing a lead plaintiff. The case is now styled In re Keryx Biopharmaceuticals, Inc. Securities Litigation, Case No. 1:13-CV-0755-KBF (S.D.N.Y.). On July 10, 2013, the lead plaintiff filed a Consolidated Amended Complaint that, in substance, repeated the claims alleged in the consolidated lawsuits. The Consolidated Amended Complaint asserts claims against (i) us for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and (ii) our chief executive officer for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. The claims in the Consolidated Amended Complaint are premised on general allegations that we and the individual defendant participated directly or indirectly in the preparation and/or issuance of purportedly false and misleading earnings reports, SEC filings, press releases, and other public statements, which allegedly caused our stock to trade at artificially inflated prices. The lead plaintiff seeks an unspecified amount of damages. We believe the claims made in this action are without merit, and intend to defend the consolidated action vigorously. We cannot, however, predict the outcome or effect, if any, of the lawsuit on our business.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2013, we had an accumulated deficit of $406.0 million. As we continue our research and development efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate.

We have not yet commercialized any drug candidate and cannot be sure that we will ever be able to do so. In April 2012 we announced that our Phase 3 trial for KRX-0401 (perifosine) for refractory advanced colorectal cancer did not meet the primary endpoint of improving overall survival versus capecitabine and placebo. Following these results, in May 2012, we abandoned our development efforts and terminated our license relating to the KRX-0401 (perifosine) drug candidate, and re-focused our development efforts on our only remaining drug candidate, Zerenex (ferric citrate). Even if we commercialize Zerenex, or a future drug candidate, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain regulatory approval for our drug candidate, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug candidate.

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

We have conducted two Phase 3 clinical trials initiated in May 2010 and September 2010 for Zerenex as a treatment of hyperphosphatemia in patients with end-stage renal disease pursuant to a SPA agreement with the FDA. Many companies which have been granted SPAs and/or the right to utilize Fast Track or accelerated approvals have ultimately failed to obtain final approval to market their drugs. Since we are seeking approval for Zerenex under a SPA, based on protocol designs negotiated with, and agreed to by, the FDA, we may be subject to enhanced scrutiny. Regardless of the success of our Phase 3 clinical trials, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power and analyses, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The

FDA may also seek the guidance of an outside advisory committee prior to making its final decision. Additionally, the regulatory approval of new therapies could invalidate our SPA agreement, or require us to conduct additional, expensive clinical trials in order to obtain regulatory approval.

In May 2011, we announced positive Scientific Advice from the European Medicines Agency, or EMA, for the development of Zerenex for the management and control of serum phosphorus in ESRD patients undergoing dialysis, and in pre-dialysis chronic kidney disease, or CKD, patients. The Scientific Advice from the EMA indicates that our successful Phase 3 program in the U.S., in conjunction with safety data generated from other clinical studies with Zerenex, will be considered sufficient to support a European marketing authorization application, or MAA, to the EMA for the indication in ESRD patients on dialysis. As a result, we believe that since our Phase 3 program in the U.S. was successful, we will not need to conduct any additional clinical trials to assess the safety or efficacy of Zerenex in order to obtain European approval in the dialysis setting. The Scientific Advice also provided us with a regulatory path forward in the pre-dialysis CKD setting in Europe. Scientific Advice is legally non-binding and is based on the current scientific knowledge, which may be subject to future changes. Many companies which have been provided with positive Scientific Advice by the EMA have ultimately failed to obtain approval of an MAA for their drugs. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, the Scientific Advice does not guarantee approval. The EMA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power and analyses, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision, which may delay or prevent EMA approval of Zerenex.

Additionally, we have never submitted an NDA or similar application for approval in the U.S., Europe, or in any country, which may result in a delay in, or the rejection of, our filing of an NDA, MAA or similar application. During the drug development process, regulatory agencies will typically ask questions of drug sponsors. While we endeavor to answer all such questions in a timely fashion, or in the NDA or MAA, some questions may remain unanswered by the time we submit our NDA and/or MAA, or may be difficult or impossible to answer to the satisfaction of the regulatory authorities. Unless the FDA, EMA, or similar regulatory authority in other countries, opts not to pursue these questions, filing of an NDA, MAA or similar application may be delayed or rejected. We also can provide no assurance that our Japanese partner, JT and Torii, will not encounter delays or rejections of their NDA or similar application filings with the Japanese regulatory authority.

Pre-clinical testing and clinical development are long, expensive and uncertain processes. If our drug candidate does not receive the necessary regulatory approvals, we will be unable to commercialize our drug candidate, Zerenex.

We have not received, and may never receive, regulatory approval for the commercial sale of any drug candidate. We may need to conduct significant additional research and human testing before we can apply for product approval with the FDA, EMA or with regulatory authorities of other countries. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product. It requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. The FDA, EMA or a regulatory authority of another country, as applicable, may pose additional questions or request further toxicological, drug-drug interaction, pre-clinical or clinical data or substantiation. For example, while ferric citrate is a Generally Recognized as Safe, or GRAS, substance in the U.S., and the FDA has not requested us to conduct a two-year carcinogenicity study in animals, there is no assurance that prior to, at the time of, or subsequent to the filing of an NDA that the FDA or some other regulatory authority will not ask us to conduct such a study. Similarly, while the results of drug-drug interaction studies conducted in vitro will be submitted in the NDA and MAA, the FDA or EMA may request additional clinical studies to investigate these interactions further in human subjects. Consequently, it may take us many years to complete the testing of our drug candidate and failure can occur at any stage of this process. Negative, inconclusive, or insufficient results or medical events during a pre-clinical or clinical trial could cause us to delay or terminate our development efforts. Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies.

Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding and liver toxicities that have been seen in some high-dose, ferric citrate canine studies, may require us to perform additional safety studies or analyses, which could delay the development of the drug or lead to a decision to discontinue development of the drug. We have submitted to the FDA data from our short-term and long-term rat and canine pre-clinical studies for Zerenex. While the FDA has reviewed the data from these studies and we have conducted our Phase 3 clinical program, we can provide no assurance that the FDA will not raise any safety concerns in the future from these studies. Drug candidates in the later stages of clinical development may fail to show the desired traits of safety and efficacy despite positive results in earlier clinical testing. The risk remains that the safety and efficacy data from our pivotal Phase 3 program may be insufficiently persuasive for the approval of the drug, or may raise safety concerns that may prevent approval of the drug. The risk also remains that a clinical program conducted by one of our partners may raise efficacy or safety concerns that may prevent approval of the drug. In addition, qualitative, quantitative and statistical interpretation of any of the prior pre-clinical and clinical safety and efficacy data of our drug candidate may be viewed as flawed by the FDA, EMA or any other regulatory agency. In addition, there can be no assurance that safety and/or efficacy concerns from the prior data were not overlooked or misinterpreted by us or our consultants, which in subsequent, larger studies might appear and prevent approval of such drug candidate. In addition, top-line results reported on completed clinical trials are based on a preliminary analysis of then available data (both safety and efficacy) and there is the risk that such findings and conclusions could change following a more comprehensive review of the data by us or a regulatory authority. For example, in January 2013, we announced successful top-line results from our long-term Phase 3 study of Zerenex for the treatment of elevated serum phosphorus levels, or hyperphosphatemia, in patients with ESRD on dialysis. Updated results were presented in June 2013 at the World Congress of Nephrology. In this study, Zerenex met the study’s primary endpoint, demonstrating a highly statistically significant change in serum phosphorus versus placebo over the four-week Efficacy Assessment Period of the study. In addition, Zerenex met the key secondary endpoints of increasing ferritin and TSAT and reducing the use of IV iron and ESAs versus the active control group over the 52-week Safety Assessment Period of the study. We can provide no assurance that our findings and conclusions from our long-term Phase 3 study of Zerenex will not change following a more comprehensive review of the data by us or a regulatory authority.

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

Our ability to conduct clinical trials, manufacture and commercialize our drug candidate will depend on the ability of such third parties to manufacture our drug candidate on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices, or cGMP, and other regulatory requirements, including requirements from federal, state and local environmental and safety regulatory agencies and foreign regulatory requirements, if applicable. Prior to approval, the FDA must review and approve our validation studies for drug substance and drug product. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. Contract manufacturers often encounter difficulties in scaling up production, including problems involving raw material supplies, production yields, technical difficulties, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, capacity constraints, changing priorities within the contract manufacturers, compliance with FDA and foreign regulations, environmental compliance, production costs and development of advanced manufacturing techniques and process controls. Any of these difficulties, if they occur, and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for our drug candidate. These risks become more acute as we scale up for commercial quantities, where a reliable source of raw material supplies becomes critical to commercial success. For example, given the large quantity of materials required for ferric citrate production, as we approach commercialization for Zerenex we will need to ensure an adequate supply of starting materials that meet quality, quantity and cost standards. Failure to achieve this level of supply can jeopardize and prevent the successful commercialization of the product. Moreover, issues that may arise in our current transition to commercial batch sizes with our third party manufacturers of Zerenex can lead to significant delays in our development timelines.

Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our drug candidate. In addition, our contract manufacturers will be subject to ongoing periodic and unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with cGMP, as well as other governmental regulations and corresponding foreign standards. While we periodically audit our contractors for adherence to regulatory requirements, and are ultimately held responsible for their regulatory compliance, we cannot assure you that unforeseen changes at these contractors will not occur that could change their regulatory standing. The same issues apply to contract analytical services which we use for quality, impurity and release testing of our drug candidate. We are required by law to have adequate control over raw materials, components and finished products furnished by our third-party manufacturers, which we establish by contract and through periodic oversight, but unforeseen circumstances could affect our third-party manufacturers’ compliance with applicable regulations and standards. We are currently developing analytical tools for ferric citrate drug substance and drug product testing. Failure to develop effective analytical tools could result in regulatory or technical delay or could jeopardize our ability to obtain FDA approval. Moreover, even with effective analytical methods available, there is no assurance that we will be able to analyze all the raw materials and qualify all impurities to the satisfaction of the FDA, possibly requiring additional analytical studies, analytical method development, or preclinical studies, which could significantly delay our ability to file an NDA or receive regulatory approval for our drug candidate. Additionally, changes in the analytical specifications required by the FDA or other regulatory authority, such as United States Pharmacopeial Convention standards, from time to time, could delay our ability to file an NDA or receive regulatory approval for our drug candidate. Switching or engaging multiple third-party contractors to produce our drug substance or drug product may be difficult and time consuming because the number of potential manufacturers may be limited and the process by which multiple manufacturers make the drug substance or drug product must meet established specifications at each manufacturing facility. It may be difficult and time consuming for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. For Zerenex, the loss of any of our drug substance or drug product manufacturers would result in significant additional costs and delays in our development program. Moreover, if we need to add or change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve any new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA and foreign regulations and standards.

If we do not establish or maintain manufacturing, drug development and marketing arrangements with third parties, we may be unable to commercialize our products.

We do not possess all of the capabilities to fully commercialize our product on our own. From time to time, we may need to contract with additional third parties, or renew or revise contracts with existing third parties, to:

•	manufacture our product candidate;

•	assist us in developing, testing and obtaining regulatory approval for and commercializing our compound and technologies; and

•	market and distribute our drug product.

We can provide no assurance that we will be able to successfully enter into agreements with such third parties on terms that are acceptable to us, if at all. If we are unable to successfully contract with third parties for these services when needed, or if existing arrangements for these services are terminated, whether or not through our actions, or if such third parties do not fully perform under these arrangements, we may have to delay, scale back or end one or more of our drug development programs or seek to develop or commercialize our product independently, which could result in significant delays. Furthermore, such failure could result in the termination of license rights to our product. If these manufacturing, development or marketing agreements take the form of a partnership or strategic alliance, such arrangements may provide our collaborators with significant discretion in determining the efforts and resources that they will apply to the development and commercialization of our product. Accordingly, to the extent that we rely on third parties to research, develop or commercialize our product, we are unable to control whether such product will be scientifically or commercially successful. Additionally, if these third parties fail to perform their obligations under our agreements with them or fail to perform their work in a satisfactory manner, in spite of our efforts to monitor and ensure the quality of such work, we may face delays in achieving the business or regulatory milestones required for commercialization of our current, and any future, drug candidate.

Our reliance on third parties, such as clinical research organizations, or CROs, may result in delays in completing, or a failure to complete, clinical trials if such CROs fail to perform under our agreements with them.

In the course of product development, we engage CROs and other vendors to conduct and manage clinical studies and to assist us in guiding our products through the FDA review and approval process. If the CROs or applicable vendors fail to perform their obligations under our agreements with them or fail to perform clinical trials in a satisfactory or timely manner, we may face significant delays in completing our clinical trials, submitting our regulatory filings, or approval, as well as the commercialization of one or more drug candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials and the market approval of drug candidate(s).

Other Risks Related to Our Business

If we are unable to develop adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize our product effectively.

In the event our drug candidate is approved by the FDA, we may conduct our own sales and marketing effort to support the drug. We currently have limited experience in sales, marketing or distribution. To directly market and distribute any product, we must build and train a sales and marketing organization with appropriate technical expertise and distribution capabilities. We may attempt to build and train such a sales and marketing organization on our own or with the assistance of a contract sales organization. For some market opportunities, we may want or need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the commercial success of our product. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our product, and some or all of the revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful. Additionally, building marketing and distribution capabilities may be more expensive and time consuming than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels.

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

•

the marketing claims that the FDA will permit us to make in the labeling and advertising of Zerenex, including potential marketing claims related to the effect of Zerenex on iron storage parameters and on the reduction in the use of IV iron and ESAs;

•	the rates of adoption of our product by medical practitioners and the target populations for our product;

•	the potential advantages that our product offers over existing treatment methods;

•	the cost-effectiveness of our product relative to competing products, which may be exacerbated as existing treatments go off-patent;

•	the pricing and pricing strategies for our product;

•	the availability of government or third-party payor reimbursement for our product;

•	the side effects or unfavorable publicity concerning our product or similar products; and

•	the effectiveness of our sales, marketing and distribution efforts.

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

Zerenex, if approved in the U.S., would have to compete with other FDA approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi-Aventis), PhosLo® (calcium acetate), marketed by Fresenius Medical Care, and Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. In addition, we would have to compete against existing treatments on price, which becomes more challenging as generic versions of these existing treatments come to market. For example, a generic formulation of PhosLo® manufactured by Roxane Laboratories, Inc. was launched in the U.S. in October 2008. In addition, upon the expiration of their core patents, generic formulations of Renagel® and Renvela® (expected in the U.S. beginning in March 2014), and generic formulations of Fosrenol®, may be launched, which could have a material effect on the pricing of phosphate binders.

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

As of July 24, 2013, we had 25 full and part-time employees. To successfully develop our drug candidate, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Bentsur, such agreement does not prevent him from terminating his employment with us.

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

Significant uncertainty exists as to the coverage and reimbursement status of newly approved health care products. Third-party payors, including Medicare and Medicaid, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. In

2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which for the first time established prescription drug coverage for Medicare beneficiaries, under Medicare Part D. Under this program, beneficiaries purchase insurance coverage from private insurance companies to cover the cost of their prescription drugs. However, third-party insurance coverage may not be available to patients for our product, if approved. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our product, its market acceptance may be significantly reduced.

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

For example, in July 2010, CMS released its final rule to implement a bundled prospective payment system for end-stage renal disease facilities as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The final rule delayed the inclusion of oral medications without intravenous equivalents, such as phosphate binders, in the bundle until January 1, 2014; however, on January 3, 2013, the United States Congress passed legislation known as the American Taxpayer Relief Act of 2012, which, among other things, delays by two years the implementation of oral-only end-stage renal disease related drugs, including phosphate binders, in the bundled ESRD prospective payment system, until January 1, 2016. If phosphate binders are included in the bundle beginning in 2016, separate Medicare reimbursement will no longer be available for phosphate binders, as it is today under Medicare Part D. While it is too early to project the impact bundling may have on the phosphate binder industry, the impact could potentially cause dramatic price reductions for phosphate binders, which could significantly reduce the commercial potential of our drug candidate, if approved.

On September 27, 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-market authority, including the authority to require post-marketing studies and post-marketing clinical trials related to serious risks, labeling changes based on new safety information, and compliance with risk evaluation and mitigation strategies approved by the FDA. The FDA’s exercise of this authority may result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, which may also increase costs related to complying with new post-approval regulatory requirements, and increase potential FDA restrictions on the sale or distribution of approved products. Finally, on July 9, 2012, the Food and Drug Administration Safety and Innovation Act was enacted to, among other things, renew the drug user fee program, expand the FDA’s inspection records access and require manufacturers to establish appropriate oversight and controls over their suppliers and the supply chain, including raw material suppliers and contract manufacturers, as a part of cGMP compliance.

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

The development, manufacturing, pricing, sale, marketing, and reimbursement of our product(s), together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. We are a relatively small company with 25 full and part-time employees as of July 24, 2013. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, issuance of an enforcement or warning letter, restrictions on our product or manufacturing processes, withdrawal of product(s) from the market, significant fines, or other sanctions or litigation.

Risks related to our financial condition

Our cash, cash equivalents and investment securities may not be adequate to finance our operating cash requirements for the length of time that we have estimated.

We currently anticipate that our cash and cash equivalents, interest receivable, and investment securities at June 30, 2013 are sufficient to fund our anticipated operating cash requirements for approximately the next 15 to 18 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with the build-up of pre-launch/launch inventory, the timing and expenditures associated with submitting the NDA in the U.S. and MAA in Europe for Zerenex and the respective regulatory review processes, the timing and expenditures associated with pre-commercial/commercial activities related to Zerenex, and the timing, design and conduct of clinical trials for Zerenex. We may depend upon significant additional financings to provide the cash necessary to execute our current operations, including the commercialization of Zerenex.

Our forecast of the period of time through which our cash, cash equivalents and investment securities will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	the timing and expenditures associated with the build-up of pre-launch/launch inventory;

•	the timing and expenditures associated with submitting the NDA and MAA filings for Zerenex and the respective regulatory review processes;

•	the timing and expenditures associated with pre-commercial/commercial activities related to Zerenex;

•	the timing, design and conduct of, and results from, clinical trials for Zerenex;

•	the timing of expenses associated with manufacturing and product development of Zerenex and those proprietary drug candidates that may be in-licensed, partnered or acquired;

•	the timing of the in-licensing, partnering and acquisition of new product opportunities;

•	the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;

•	our ability to achieve our milestones under our licensing arrangement;

•	the timing and expenses associated with capital expenditures to expand our manufacturing capabilities;

•	the timing and expenses associated with building our own commercial infrastructure to manufacture, market and sell our drug candidate and those that may be in-licensed, partnered or acquired;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs related to litigation.

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

Obtaining proof of direct infringement by a competitor for a method of use patent can be difficult because the competitors making and marketing a product may not engage in the patented use. Additionally, obtaining proof that a competitor contributes to, or induces, infringement of a patented method by another can be difficult because, for example, an off-label use of a product could prohibit a finding of contributory infringement. In addition, proving inducement of infringement requires proof of intent by the competitor. If we are required to defend ourselves against claims or to protect our own proprietary rights against others, it could result in substantial costs to us and the distraction of our management. An adverse ruling in any litigation or administrative proceeding could prevent us from marketing and selling Zerenex if we obtain regulatory approval, increase the risk that a generic version of Zerenex could enter the market to compete with Zerenex, limit our development and commercialization of Zerenex, or otherwise harm our competitive position and result in additional significant costs. In addition, any successful claim of infringement asserted against us could subject us to monetary damages or injunction, which could prevent us from making or selling Zerenex. We also may be required to obtain licenses to use the relevant technology. Such licenses may not be available on commercially reasonable terms, if at all.

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

In addition to patent protection, we may utilize orphan drug regulations, pediatric exclusivity or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended, or FDCA, such as new chemical entity exclusivity, or NCE, or new formulation exclusivity, to provide market exclusivity for a drug candidate.

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

The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application (for example, for new indications, dosages, or strengths of an existing drug). This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or tentative approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

•	developments concerning our drug candidate, including the safety and efficacy results from clinical trials and regulatory filings and approvals;

•	announcements of technological innovations by us or our competitors;

•	introductions or announcements of new products by us or our competitors;

•	developments relating to our intellectual property and those of our competitors, including but not limited to, the commercialization of generic products;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments involving us or our competitors;

•	changes in financial estimates by securities analysts;

•	actual or anticipated variations in quarterly or annual operating results;

•	expectations regarding our financial condition;

•	expiration or termination of licenses, research contracts or other collaboration agreements;

•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	negative comments and sentiment in the media; and

•	additions or departures of key personnel.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended September 30, 2004, filed on August 12, 2004, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002, and incorporated herein by reference.

3.3	Amendment Number 2 to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007, filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 9, 2007 and incorporated herein by reference.

3.4	Amendment Number 3 to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc. dated June 18, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 2, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 2, 2013.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: August 2, 2013	By:	/s/ James F. Oliviero, CFA

Chief Financial Officer

Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

3.4	Amendment Number 3 to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc. dated June 18, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 2, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 2, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 2, 2013.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.