Form 10-Q
period 2013-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2013-11-04
CIK 1114220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 82,316,467 shares of the registrant’s common stock, $0.001 par value, outstanding as of October 25, 2013.

KERYX BIOPHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

•

expectations for the pre-clinical and clinical development, manufacturing, regulatory approval, and commercialization (including market acceptance) of ZerenexTM (ferric citrate coordination complex) or any other products that we may acquire or in-license;

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

•

estimates of the sufficiency of our existing cash, cash equivalents, and interest receivable to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.

Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012

(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,738	$14,677
Interest receivable	156	—
Other current assets	3,671	430

Total current assets	71,565	15,107
Property, plant and equipment, net	71	56
Goodwill	3,208	3,208
Other assets, net	221	198

Total assets	$75,065	$18,569

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$15,863	$7,212
Accrued compensation and related liabilities	632	827

Total current liabilities	16,495	8,039
Other liabilities	—	36

Total liabilities	16,495	8,075

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (130,000,000 and 95,000,000 shares authorized, 81,938,915 and 72,002,949 shares issued, 81,858,967 and 71,923,001 shares outstanding at September 30, 2013 and December 31, 2012, respectively)	82	72
Additional paid-in capital	480,517	403,387
Treasury stock, at cost, 79,948 shares at September 30, 2013 and December 31, 2012, respectively	(357)	(357)
Accumulated deficit	(421,672)	(392,608)

Total stockholders’ equity	58,570	10,494

Total liabilities and stockholders’ equity	$75,065	$18,569

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Operations

for the three and nine months ended September 30, 2013 and 2012 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
License revenue	$—	$—	$7,000	$—
Operating expenses:
Research and development:
Non-cash compensation	319	161	753	512
Other research and development	10,351	3,768	23,524	14,616

Total research and development	10,670	3,929	24,277	15,128

General and administrative:
Non-cash compensation	422	384	1,207	1,117
Other general and administrative	4,640	1,213	10,860	4,156

Total general and administrative	5,062	1,597	12,067	5,273

Total operating expenses	15,732	5,526	36,344	20,401

Operating loss	(15,732)	(5,526)	(29,344)	(20,401)
Interest and other income, net	81	51	280	1,669

Loss before income taxes and extraordinary gain	(15,651)	(5,475)	(29,064)	(18,732)
Income taxes	—	—	—	—

Loss before extraordinary gain	(15,651)	(5,475)	(29,064)	(18,732)
Extraordinary gain	—	—	—	2,639

Net loss	$(15,651)	$(5,475)	$(29,064)	$(16,093)

Basic and diluted net loss per common share:
Before extraordinary gain	$(0.19)	$(0.08)	$(0.36)	$(0.26)
Extraordinary gain	—	—	—	0.04

Basic and diluted net loss per common share	$(0.19)	$(0.08)	$(0.36)	$(0.22)

Weighted average shares used in computing basic and diluted net loss per common share	81,823,415	71,910,817	80,531,785	71,535,561

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

for the nine months ended September 30, 2013 (Unaudited)

(in thousands, except share amounts)

	Common stock			Additional paid-in
					Treasury stock		Accumulated
	Shares	Amount		Capital	Shares	Amount	deficit	Total
Balance at December 31, 2012	72,002,949	$72		$403,387	79,948	$(357)	$(392,608)	$10,494
Changes during the period:
Issuance of common stock in public offering (net of offering costs of $5,640)	9,469,100	10		74,743	—	—	—	74,753
Issuance of restricted stock	366,020	—	*	—	—	—	—	—	*
Forfeiture of restricted stock	(5,737)	(—	)*	—	—	—	—	(—	)*
Issuance of common stock in connection with exercise of options	106,583	—	*	427	—	—	—	427
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		1,960	—	—	—	1,960
Net loss	—	—		—	—	—	(29,064)	(29,064)

Balance at September 30, 2013	81,938,915	$82		$480,517	79,948	$(357)	$(421,672)	$58,570

*	Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows

for the nine months ended September 30, 2013 and 2012 (Unaudited)

(in thousands)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,064)	$(16,093)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock compensation expense	1,960	1,629
Depreciation and amortization	34	27
Extraordinary gain	—	(2,639)
Changes in assets and liabilities:
Increase in other current assets	(3,241)	(24)
(Increase) decrease in accrued interest receivable	(156)	7
(Increase) decrease in other assets	(23)	11
Increase (decrease) in accounts payable and accrued expenses	8,651	(1,745)
Decrease in accrued compensation and related liabilities	(195)	(335)
Decrease in other liabilities	(36)	(35)

Net cash used in operating activities	(22,070)	(19,197)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(49)	(19)
Investment in held-to-maturity short-term securities	(24,403)	(11,263)
Proceeds from maturity of held-to-maturity short-term securities	24,403	15,475

Net cash (used in) provided by investing activities	(49)	4,193

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering, net	74,753	—
Proceeds from exercise of options	427	—

Net cash provided by financing activities	75,180	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,061	(15,004)
Cash and cash equivalents at beginning of period	14,677	35,252

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,738	$20,248

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

NOTE 1—GENERAL

Basis of Presentation

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of renal disease. Most of our biopharmaceutical development and substantially all of our administrative operations during the three and nine months ended September 30, 2013 and 2012 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Except for 2009, we have incurred substantial operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2013, we have an accumulated deficit of $421.7 million.

Our major sources of cash have been proceeds from various public and private offerings of our common stock, option and warrant exercises, interest income, and from the upfront and milestone payments from our Sublicense Agreement with Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co., Ltd. (“Torii”) and miscellaneous payments from our other prior licensing activities. We have not yet commercialized any drug candidate and cannot be sure if we will ever be able to do so. Even if we commercialize a drug candidate, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidate, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug candidate alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate, if approved.

In January 2013, we announced successful top-line results from the long-term Phase 3 study of Zerenex for the treatment of hyperphosphatemia in patients with end-stage renal disease on dialysis. Updated results were presented in June 2013 at the World Congress of Nephrology. In this study, Zerenex met the study’s primary and key secondary endpoints. This long-term study was the final component of our Phase 3 registration program, which was conducted pursuant to a Special Protocol Assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”). In August 2013, we submitted a New Drug Application (“NDA”) to the FDA seeking approval for the marketing and sale of Zerenex. In October 2013, the FDA accepted our submission, filed the NDA for review and assigned our NDA a Prescription Drug User Fee Act (“PDUFA”) goal date of June 7, 2014.

In January 2013, we received a non-refundable milestone payment from JT and Torii of $7.0 million for the achievement of their NDA filing milestone, which was included as license revenue in our consolidated statement of operations. See Note 4 for additional information.

In January 2013, we raised approximately $74.8 million, net of underwriting discounts and offering expenses of approximately $5.6 million, in an underwritten public offering. We currently have a shelf registration statement on Form S-3 filed and declared effective by the SEC in August 2013, providing for the offering of up to $150 million of common stock and warrants in the aggregate. See Note 3 for additional information.

We currently anticipate that our cash, cash equivalents, and interest receivable at September 30, 2013, exclusive of our anticipated milestone payments from JT and Torii, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 to 15 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with the build-up of pre-launch/launch inventory and capacity expansion, the timing and expenditures associated with submitting the Marketing Authorization Application (“MAA”) in Europe for Zerenex and the respective regulatory review processes for our U.S. NDA and EU MAA, the timing and expenditures associated with pre-commercial/commercial activities related to Zerenex, and the timing, design and conduct of clinical trials for Zerenex. We may depend upon significant additional financings to provide the cash necessary to execute our current operations, including the commercialization of Zerenex.

In accordance with the licensing arrangement with JT and Torii, we may receive payments upon the achievement of pre-specified milestones. The next potential milestone is for the marketing approval of ferric citrate in Japan.

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “KERX.”

Additional Member of the Board of Directors

In September 2013, the Board of Directors increased the total number of board members to seven and appointed Daniel P. Regan as a director to fill the newly-created position.

Cash and Cash Equivalents

We treat liquid investments with original maturities of three months or less when purchased as cash and cash equivalents.

Other Current Assets

In July 2013, in accordance with The Federal Food, Drug, and Cosmetic Act (the “Act”), as amended by the Prescription Drug User Fee Amendments of 2012, we paid a fee of $2.0 million to the FDA related to our NDA filing. In October 2013, we received a full refund of the $2.0 million fee, following receipt of a waiver of the application user fee granted under the small business waiver provision of the Act. Accordingly, at September 30, 2013, the $2.0 million refund is reflected as a receivable in other current assets.

Revenue Recognition

We recognize license revenue in accordance with the revenue recognition guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payments to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

Stock-Based Compensation

We recognize all share-based payments to employees and to non-employee directors for service on our board of directors as compensation expense in the consolidated financial statements based on the grant date fair values of such payments. Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Income Taxes

As of September 30, 2013, we have U.S. net operating loss carryforwards of approximately $388.4 million which expire from 2019 through 2033. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. Due to our historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options, as their inclusion would be anti-dilutive. The options outstanding as of September 30, 2013 and 2012, which are not included in the computation of net loss per share amounts, were 4,042,600 and 3,416,250, respectively.

Comprehensive Loss

Comprehensive loss is the same as net loss for all periods presented.

Segment Reporting

Following the discontinuation of the Services segment in December 2011, we have determined that we operate in only one reportable segment: the Products segment.

Impairment of Goodwill

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. As of December 31, 2012, management concluded that there was no impairment of our goodwill. As of September 30, 2013, management determined that there were no indicators that would trigger a goodwill impairment analysis.

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

The following table provides the fair value measurements of applicable financial assets as of September 30, 2013:

	Financial assets at fair value as of September 30, 2013
(in thousands)	Level 1	Level 2	Level 3
Money market funds (1)	$24,852	$—	$—
Obligations of domestic governmental agencies (held-to-maturity) (2)	16,779	—	—

Total	$41,631	$—	$—

(1)	Included in cash and cash equivalents on our consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Included in cash and cash equivalents on our consolidated balance sheet. Amortized cost approximates fair value.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

We currently have a shelf registration statement on Form S-3 filed and declared effective by the Securities and Exchange Commission (“SEC”) in August 2013, providing for the offering of up to $150 million of common stock and warrants in the aggregate. We may offer the securities under our shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in our best interests and the best interests of our stockholders. We believe that this shelf registration statement provides us with the flexibility to efficiently raise additional capital to finance our operations as needed.

On January 30, 2013, we announced the pricing of an underwritten public offering, whereby we sold 9,469,100 shares of our common stock at a price of $8.49 per share for gross proceeds of approximately $80.4 million. Net proceeds from this offering were approximately $74.8 million, net of underwriting discounts and offering expenses of approximately $5.6 million. The shares were sold under Registration Statements (Nos. 333-171517 and 333-186332) on Form S-3 and Form S-3MEF, respectively, as filed by us with the SEC.

On June 18, 2013, at the 2013 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation increasing the shares of authorized common stock from 95,000,000 shares to 130,000,000 shares. The number of authorized shares of preferred stock remains unchanged at 5,000,000 shares.

Equity Incentive Plans

The 2013 Incentive Plan was adopted in June 2013 by our stockholders at our 2013 Annual Meeting of Stockholders. Under the 2013 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The 2013 Incentive Plan authorizes grants to purchase up to 3,500,000 shares of authorized but unissued common stock. The plan limits the term of each option to no more than 10 years from the date of their grant. As of September 30, 2013, up to an additional 3,458,000 shares may be issued under the 2013 Incentive Plan.

Total shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 3,712,002 shares at September 30, 2013.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2013:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2012	3,401,671	$5.17	6.6	$2,373,509
Granted	757,366	5.34
Exercised	(106,583)	4.01		$468,773

Forfeited	(9,854)	2.88
Expired	—	—

Outstanding at September 30, 2013	4,042,600	$5.24	6.5	$22,087,548

Vested and expected to vest at September 30, 2013	4,004,646	$5.24	6.5	$21,873,039

Exercisable at September 30, 2013	2,784,632	$5.28	5.6	$15,529,794

Upon the exercise of stock options, we issue new shares of our common stock. As of September 30, 2013, 95,000 options issued to employees and 50,000 options issued to consultants are unvested, milestone-based options. On October 4, 2013, upon the filing acceptance of our NDA for Zerenex, 17,500 options issued to employees vested.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under our incentive plans. The time-vesting restricted stock grants vest primarily over a period of three to four years. The following table summarizes restricted share activity for the nine months ended September 30, 2013:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value
Outstanding at December 31, 2012	1,181,677	$2.27	$3,095,994
Granted	366,020	4.27
Vested	(295,341)	2.93	$1,783,156

Forfeited	(5,737)	2.79

Outstanding at September 30, 2013	1,246,619	$2.70	$12,578,386

As of September 30, 2013, 590,000 and 150,000 shares of restricted stock issued to employees and consultants, respectively, are unvested, milestone-based shares. On October 4, 2013, upon the filing acceptance of our NDA for Zerenex, 200,000 and 50,000 shares of restricted stock issued to employees and consultants, respectively, vested.

On September 14, 2009, we entered in an employment agreement with Ron Bentsur, our Chief Executive Officer, which was amended on January 13, 2012, and further amended on June 11, 2013. The agreement, as amended, terminates on May 20, 2015, subject to certain early termination events. As of September 30, 2013, Mr. Bentsur has been granted a total of 350,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In addition, as of September 30, 2013, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

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

On October 4, 2013, upon achievement of the first milestone, listed above, relating to the filing of an accepted NDA with the FDA for Zerenex, Mr. Bentsur was granted 400,000 shares of restricted stock.

Stock-Based Compensation

We incurred $741,000 and $545,000 of non-cash compensation expense related to equity incentive grants during the three months ended September 30, 2013 and 2012, respectively, and $1,960,000 and $1,629,000 during the nine months ended September 30, 2013 and 2012, respectively. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Risk-free interest rates	1.1%	0.5%	0.6%	0.6%
Dividend yield	—	—	—	—
Volatility	100.0%	111.7%	102.6%	111.2%
Weighted-average expected term	4.0 years	4.0 years	3.8 years	4.0 years

The weighted average grant date fair value of options granted for the three months ended September 30, 2013 and 2012 was $6.74 and $2.09 per option, respectively, and for the nine months ended September 30, 2013 and 2012 was $3.62 and $1.73 per option. We used historical information to estimate forfeitures within the valuation model. As of September 30, 2013, there was $2.8 million and $1.6 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.1 years and 2.2 years, respectively. These amounts do not include, as of September 30, 2013, 145,000 options outstanding and 740,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones, such as NDA filing acceptance and FDA approval of our drug candidates and change in control. Stock-based compensation will be measured and recorded if and when a milestone occurs. On October 4, 2013, upon the filing acceptance of our NDA for Zerenex, 17,500 options and 250,000 shares of restricted stock vested. We will incur approximately $1.2 million and $1.6 million of non-cash compensation expenses in research and development and general and administrative expenses, respectively, in the fourth quarter of 2013, associated with the vesting of these equity awards.

NOTE 4—LICENSE AGREEMENTS

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

In January 2013, JT and Torii filed its NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with chronic kidney disease, or CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $7.0 million in January 2013 for the achievement of their NDA filing milestone. As a result, we recorded license revenue of $7.0 million in accordance with our revenue recognition policy, which is included in the nine months ended September 30, 2013. We may receive up to an additional $65.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, JT and Torii will make royalty payments to us on net sales of ferric citrate in Japan.

NOTE 5—LEGAL PROCEEDINGS

On February 1, 2013, a lawsuit was filed against us and our chief executive officer on behalf of a putative class of all of our shareholders (other than the defendants) who acquired our shares between June 1, 2009 and April 1, 2012. Smith v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-0755-TPG (S.D.N.Y.). On February 26, 2013, a substantially similar lawsuit was filed against us and our chief executive officer as well as our chief financial officer. Park v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-1307-TPG (S.D.N.Y.). On June 10, 2013, the Court entered an Order consolidating the two lawsuits and appointing a lead plaintiff. The case is now styled In re Keryx Biopharmaceuticals, Inc. Securities Litigation, Case No. 1:13-CV-0755-KBF (S.D.N.Y.). On July 10, 2013, the lead plaintiff filed a Consolidated Amended Complaint that, in substance, repeated the claims alleged in the consolidated lawsuits. The Consolidated Amended Complaint asserts claims against (i) us for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and (ii) our chief executive officer for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. The claims in the Consolidated Amended Complaint are premised on general allegations that we and the individual defendant participated directly or indirectly in the preparation and/or issuance of purportedly false and misleading earnings reports, SEC filings, press releases, and other public statements, which allegedly caused our stock to trade at artificially inflated prices. The lead plaintiff seeks an unspecified amount of damages. On August 26, 2013, we filed a motion to dismiss the Consolidated Amended Complaint. On October 10, 2013, lead plaintiff filed an opposition to our motion to dismiss. Our reply in further support of our motion to dismiss is presently due on November 11, 2013. We believe the claims made in this action are without merit, and intend to defend the consolidated action vigorously. We cannot, however, predict the outcome or effect, if any, of the lawsuit on our business.

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

OVERVIEW

We are a biopharmaceutical company focused on the acquisition, development and commercialization of medically important pharmaceutical products for the treatment of renal disease. We are developing ZerenexTM (ferric citrate coordination complex), an oral, ferric iron-based compound that has the capacity to bind to phosphate in the gastrointestinal tract and form non-absorbable complexes. We have completed a U.S.-based Phase 3 clinical program for Zerenex for the treatment of hyperphosphatemia (elevated phosphate levels) in patients with end-stage renal disease, or ESRD, on dialysis, conducted pursuant to a Special Protocol Assessment, or SPA, agreement with the U.S. Food and Drug Administration, or FDA. Our New Drug Application, or NDA, is currently under review by the FDA with an assigned Prescription Drug User Fee Act, or PDUFA, goal date of June 7, 2014. We also plan to submit a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA.

Zerenex is also in Phase 2 development in the U.S. for the management of elevated serum phosphorus levels and iron deficiency in anemic patients with Stages 3 to 5 non-dialysis dependent chronic kidney disease, or CKD.

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

RECENT DEVELOPMENTS

ZerenexTM (ferric citrate coordination complex)

In August 2013, we submitted an NDA to the FDA seeking approval for the marketing and sale of Zerenex. Our NDA submission was based primarily on the datasets derived from our Phase 3 registration program, which was conducted pursuant to an SPA agreement with the FDA, and is also supported by safety and efficacy data from several additional studies, including four Phase 3 studies conducted in Japan in CKD patients on dialysis. In October 2013, our NDA was accepted for filing by the FDA and assigned a PDUFA goal date of June 7, 2014. The acceptance for filing of the NDA indicates the determination by the FDA that the application is sufficiently complete to permit a substantive review. We also plan to submit a MAA to the EMA for regulatory approval of Zerenex in the European Union.

In January 2013, we announced successful top-line results from our long-term Phase 3 study of Zerenex for the treatment of elevated serum phosphorus levels, or hyperphosphatemia, in patients with ESRD on dialysis. Updated results were presented in June 2013 at the World Congress of Nephrology. In this study, Zerenex met the study’s primary endpoint, demonstrating a highly statistically significant change in serum phosphorus versus placebo over the four-week Efficacy Assessment Period of the study. In addition, Zerenex met the key secondary endpoints of increasing ferritin and transferrin saturation, or TSAT, and reducing the use of intravenous, or IV, iron and erythropoiesis-stimulating agents, or ESAs, versus the active control group over the 52-week Safety Assessment Period of the study. This long-term Phase 3 study was the final component of our Phase 3 registration program, which was conducted pursuant to an SPA agreement with the FDA.

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

Corporate

In September 2013, the Board of Directors increased the total number of board members to seven and appointed Daniel P. Regan as a director to fill the newly-created position.

In September 2013, we extended our lease on our corporate and executive office located in New York City, adding approximately 6,800 square feet of additional leased space and extending its term through September 30, 2016.

In October 2013, upon achievement of a milestone incentive in his employment contract relating to the filing of an accepted NDA with the FDA for Zerenex, Mr. Bentsur, our Chief Executive Officer, was granted 400,000 shares of restricted stock.

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

Our research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical and laboratory development, manufacturing, regulatory, facilities-related and other expenses relating to the design, development, manufacture, testing, and enhancement of our drug candidates and technologies, as well as expenses related to in-licensing of new product candidates. We expense our research and development costs as they are incurred.

Our general and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, pre-commercial activities and facilities-related expenses.

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

Clinical trials are lengthy and expensive. Even though our trials demonstrated that Zerenex is effective in treating certain hyperphosphatemia, there is no guarantee that we will be able to record commercial sales of Zerenex in the future. In addition, we expect losses to continue as we continue to fund the development of Zerenex, including, but not limited to, new drug application submissions, building of inventory, pre-commercial activities, ongoing and additional clinical trials, and the potential acquisition and development of additional drug candidates in the future. As we continue our development efforts, we may enter into additional third-party collaborative agreements and may incur additional expenses, such as licensing fees and milestone payments. In addition, we have begun to establish the commercial infrastructure required to manufacture, market and sell Zerenex following approval, if any, by the FDA or regulatory authorities of other countries, which will result in us incurring additional expenses. As a result, our quarterly results may fluctuate and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Three months ended September 30, 2013 and September 30, 2012

License Revenue. There was no license revenue for the three months ended September 30, 2013 and 2012. We do not expect our license revenue to have a material impact on our financial results for the remainder of 2013.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $158,000 to $319,000 for the three months ended September 30, 2013, as compared to $161,000 for the three months ended September 30, 2012. The increase in non-cash compensation expense in the three months ended September 30, 2013, as compared to September 30, 2012, was primarily related to the recording of the fair value of equity awards granted to research and development personnel in 2013, which grants were at higher fair values as compared to those awards granted in the previous two years. The fair value of equity awards are expensed over the vesting periods of the individual awards. We expect our non-cash compensation expense (research and development) to increase substantially in the fourth quarter of 2013 due to the recording of $1.2 million of non-cash compensation expense associated with the vesting of 17,500 options and 100,000 shares of restricted stock in October 2013 upon the filing acceptance of our NDA for Zerenex.

Other Research and Development Expenses. Other research and development expenses increased by $6,583,000 to $10,351,000 for the three months ended September 30, 2013, as compared to $3,768,000 for the three months ended September 30, 2012. The increase in other research and development expenses was due primarily to a $6,201,000 increase in research and development expenses related to our Zerenex program, including costs associated with the filing of our NDA, preparation of our MAA submission, and manufacturing of pre-launch inventory and capacity expansion. The three months ended September 30, 2013, includes a $1.0 million one-time milestone payment to Panion & BF Biotech, Inc., the licensor of Zerenex, related to our submission of the NDA in August 2013. We expect our other research and development expenses in the fourth quarter of 2013 to increase modestly as compared to the third quarter of 2013 due to the build-up of pre-launch inventory and capacity expansion for Zerenex, partially offset by decreased clinical trial and regulatory submission costs.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $38,000 to $422,000 for the three months ended September 30, 2013, as compared to $384,000 for the three months ended September 30, 2012. The increase in non-cash compensation expense in the three months ended September 30, 2013, as compared to September 30, 2012, was related to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards. We expect our non-cash compensation expense (general and administrative) to increase substantially in the fourth quarter of 2013 due to the recording of $1.6 million of non-cash compensation expense associated with the vesting of 150,000 shares of restricted stock upon the filing acceptance of our NDA for Zerenex.

Other General and Administrative Expenses. Other general and administrative expenses increased by $3,427,000 to $4,640,000 for the three months ended September 30, 2013, as compared to $1,213,000 for the three months ended September 30, 2012. The increase was primarily related to a $2.5 million increase in pre-commercial activities as we scale-up our operations and infrastructure to prepare to commercialize Zerenex, and a $0.5 million increase in legal fees. We expect our other general and administrative costs in the fourth quarter of 2013 to decrease modestly as compared to the third quarter of 2013.

Interest and Other Income, Net. Interest and other income, net, increased by $30,000 to $81,000 for the three months ended September 30, 2013, as compared to $51,000 for the three months ended September 30, 2012. The increase was due primarily to a higher level of invested funds as compared to the prior period last year.

Nine months ended September 30, 2013 and September 30, 2012

License Revenue. License revenue for the nine months ended September 30, 2013 was $7.0 million due to the recognition of a non-refundable milestone payment received in January 2013 from JT and Torii following their filing of their NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with CKD. There was no license revenue for the nine months ended September 30, 2012. We do not expect our license revenue to have a material impact on our financial results for the remainder of 2013.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $241,000 to $753,000 for the nine months ended September 30, 2013, as compared to $512,000 for the nine months ended September 30, 2012. The increase in non-cash compensation expense in the nine months ended September 30, 2013, as compared to September 30, 2012, was primarily related to the recording of the fair value of equity awards granted to research and development personnel in 2013, which grants were at higher fair values as compared to those awards granted in the previous two years. The fair value of equity awards are expensed over the vesting periods of the individual awards. We expect our non-cash compensation expense (research and development) to increase substantially in the fourth quarter of 2013 due to the recording of $1.2 million of non-cash compensation expense associated with the vesting of 17,500 options and 100,000 shares of restricted stock in October 2013 upon the filing acceptance of our NDA for Zerenex.

Other Research and Development Expenses. Other research and development expenses increased by $8,908,000 to $23,524,000 for the nine months ended September 30, 2013, as compared to $14,616,000 for the nine months ended September 30, 2012. The increase in other research and development expenses was due primarily to a $12,636,000 increase in research and development expenses related to our Zerenex program, including costs associated with the filing of our NDA, preparation of our MAA submission, and manufacturing of pre-launch inventory. The nine months ended September 30, 2013, includes a one-time milestone payment to Panion & BF Biotech, Inc., the licensor of Zerenex, related to our submission of the NDA in August 2013. The increase in the Zerenex program is partially offset by a $3,872,000 decrease in research and development expenses related to KRX-0401 (perifosine) following the termination of the clinical development program and license agreement for KRX-0401 in May 2012. We expect our other research and development expenses in the fourth quarter of 2013 to increase modestly as compared to the third quarter of 2013 due to the build-up of pre-launch inventory and capacity expansion for Zerenex, partially offset by decreased clinical trial and regulatory submission costs.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $90,000 to $1,207,000 for the nine months ended September 30, 2013, as compared to $1,117,000 for the nine months ended September 30, 2012. The increase in non-cash compensation expense in the nine months ended September 30, 2013, as compared to September 30, 2012, was related to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards. We expect our non-cash compensation expense (general and administrative) to increase substantially in the fourth quarter of 2013 due to the recording of $1.6 million of non-cash compensation expense associated with the vesting of 150,000 shares of restricted stock upon the filing acceptance of our NDA for Zerenex.

Other General and Administrative Expenses. Other general and administrative expenses increased by $6,704,000 to $10,860,000 for the nine months ended September 30, 2013, as compared to $4,156,000 for the nine months ended September 30, 2012. The increase was primarily related to a $4.9 million increase in pre-commercial activities as we scale-up our operations and infrastructure to prepare to commercialize Zerenex, and a $1.2 million increase in legal fees. We expect our other general and administrative costs in the fourth quarter of 2013 to decrease modestly as compared to the third quarter of 2013.

Interest and Other Income, Net. Interest and other income, net, decreased by $1,389,000 to $280,000 for the nine months ended September 30, 2013, as compared to $1,669,000 for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we were awarded $1.5 million in compensatory damages, net of fees and legal expenses, related to a statement of claim we filed with FINRA against an SEC registered broker-dealer for damages arising from that broker-dealer’s recommendations and purchases of certain securities for our cash management account.

Extraordinary Gain. For the nine months ended September 30, 2012, we recorded a non-cash extraordinary gain of $2,639,000 related to a write-off of the contingent equity rights liability following the termination of the license agreement for KRX-0401 (perifosine).

LIQUIDITY AND CAPITAL RESOURCES

Our major sources of cash have been proceeds from various public and private offerings of our common stock, option and warrant exercises, interest income, and from the upfront and milestone payments from our sublicense agreement with JT and Torii and miscellaneous payments from our other prior licensing activities. We have not yet commercialized a drug candidate and cannot be sure if we will ever be able to do so. Even if we commercialize a drug candidate, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to obtain regulatory approval for our drug candidate, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug candidate alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate.

On January 30, 2013, we announced the pricing of an underwritten public offering, whereby we sold 9,469,100 shares of our common stock at a price of $8.49 per share for gross proceeds of approximately $80.4 million. Net proceeds from this offering were approximately $74.8 million, net of underwriting discounts and offering expenses of approximately $5.6 million. The shares were sold under Registration Statements (Nos. 333-171517 and 333-186332) on Form S-3 and Form S-3MEF, respectively, as filed by us with the Securities and Exchange Commission.

In July 2013, in accordance with The Federal Food, Drug, and Cosmetic Act (the “Act”), as amended by the Prescription Drug User Fee Amendments of 2012, we paid a fee of $2.0 million to the FDA related to our NDA filing. In October 2013, we received a full refund of the $2.0 million fee, following receipt of a waiver of the application user fee granted under the small business waiver provision of the Act. Accordingly, at September 30, 2013, the $2.0 million refund is reflected as a receivable in other current assets.

As of September 30, 2013, we had $67.9 million in cash, cash equivalents and interest receivable, an increase of $53.2 million from December 31, 2012. We currently anticipate that our cash, cash equivalents, and interest receivable at September 30, 2013, exclusive of our anticipated milestone payments from JT and Torii, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 to 15 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with the build-up of pre-launch/launch inventory and capacity expansion, the timing and expenditures associated with submitting the MAA in Europe for Zerenex and the respective regulatory review processes for our U.S. NDA and EU MAA, the timing and expenditures associated with pre-commercial/commercial activities related to Zerenex, and the timing, design and conduct of clinical trials for Zerenex. We may depend upon significant additional financings to provide the cash necessary to execute our current operations, including the commercialization of Zerenex.

In accordance with the licensing arrangement with JT and Torii, we may receive payments upon the achievement of pre-specified milestones. In January 2013, JT and Torii filed its NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $7.0 million in January 2013 for the achievement of their NDA filing milestone, which was included as license revenue in our consolidated statement of operations. The next potential milestone is for the marketing approval of ferric citrate in Japan.

On August 2, 2013, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-190353), which the SEC declared effective on August 16, 2013, providing for the offering of up to $150 million of our common stock and warrants to purchase our common stock. We may offer the securities under our shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in our best interests and the best interests of our stockholders. We believe that this shelf registration statements provide us with the flexibility to efficiently raise additional capital to finance our operations as needed.

Net cash used in operating activities for the nine months ended September 30, 2013 was $22.1 million, as compared to $19.2 million for the nine months ended September 30, 2012. This increase in net cash used in operating activities was primarily related to increased Zerenex development and pre-commercial expenditures, partially offset by the $7.0 million non-refundable milestone payment received from JT and Torii in January 2013. The increase was also related to increases of $3.2 million and $10.4 million in other current assets and accounts payable and accrued expenses, respectively.

For the nine months ended September 30, 2013, net cash used in investing activities was $49,000, as compared to $4.2 million provided by investing activities for the nine months ended September 30, 2012. The change was primarily due to the timing of our investments in, and maturities of, held-to-maturity short-term securities.

For the nine months ended September 30, 2013, net cash provided by financing activities was $75.2 million as compared to no net cash provided by financing activities for the nine months ended September 30, 2012. The increase was primarily related to net proceeds of $74.8 million received from the public offering of common stock in January 2013.

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

OBLIGATIONS AND COMMITMENTS

In March and September 2013, we extended the lease on our corporate and executive office located in New York City adding approximately 6,800 square feet of additional leased space and extending its term through September 30, 2016.

As of September 30, 2013, we have the following operating lease obligations.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	$3,065,000	$975,000	$2,090,000	$—	$—

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

Accounting Related to Goodwill. As of September 30, 2013, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

We are required to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For all of our acquisitions, various analyses, assumptions and estimates were made at the time of each acquisition that were used to determine the valuation of goodwill and intangibles. In future years, the possibility exists that changes in forecasts and estimates from those used at the acquisition date could result in impairment indicators. As of December 31, 2012, management concluded that there was no impairment of our goodwill. As of September 30, 2013, management determined that there were no indicators that would trigger a goodwill impairment analysis.

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

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of September 30, 2013, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including government debt and money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings, except as stated below.

On February 1, 2013, a lawsuit was filed against us and our chief executive officer on behalf of a putative class of all of our shareholders (other than the defendants) who acquired our shares between June 1, 2009 and April 1, 2012. Smith v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-0755-TPG (S.D.N.Y.). On February 26, 2013, a substantially similar lawsuit was filed against us and our chief executive officer as well as our chief financial officer. Park v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-1307-TPG (S.D.N.Y.). On June 10, 2013, the Court entered an Order consolidating the two lawsuits and appointing a lead plaintiff. The case is now styled In re Keryx Biopharmaceuticals, Inc. Securities Litigation, Case No. 1:13-CV-0755-KBF (S.D.N.Y.). On July 10, 2013, the lead plaintiff filed a Consolidated Amended Complaint that, in substance, repeated the claims alleged in the consolidated lawsuits. The Consolidated Amended Complaint asserts claims against (i) us for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and (ii) our chief executive officer for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. The claims in the Consolidated Amended Complaint are premised on general allegations that we and the individual defendant participated directly or indirectly in the preparation and/or issuance of purportedly false and misleading earnings reports, SEC filings, press releases, and other public statements, which allegedly caused our stock to trade at artificially inflated prices. The lead plaintiff seeks an unspecified amount of damages. On August 26, 2013, we filed a motion to dismiss the Consolidated Amended Complaint. On October 10, 2013, lead plaintiff filed an opposition to our motion to dismiss. Our reply in further support of our motion to dismiss is presently due on November 11, 2013. We believe the claims made in this action are without merit, and intend to defend the consolidated action vigorously. We cannot, however, predict the outcome or effect, if any, of the lawsuit on our business.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2013, we had an accumulated deficit of $421.7 million. As we continue our research and development and pre-commercial efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate, Zerenex (ferric citrate coordination complex).

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

Risks associated with our product development efforts

If we do not receive regulatory approvals to market our product candidate in a timely manner, or at all, our business will be materially harmed and our stock price may be adversely affected.

We are developing Zerenex (ferric citrate coordination complex), an oral, ferric iron-based compound that has the capacity to bind to phosphate and form non-absorbable complexes. We have completed a U.S.-based Phase 3 clinical program for Zerenex for the treatment of hyperphosphatemia (elevated phosphate levels) in patients with chronic kidney disease, or CKD, on dialysis, conducted pursuant to a Special Protocol Assessment, or SPA, agreement with the Food and Drug Administration, or FDA, and the Company’s New Drug Application, or NDA, was submitted to the FDA for review in August 2013. On October 7, 2013, the FDA accepted for review the NDA that we submitted for Zerenex. We subsequently received the Filing Review Notification, also referred to as the Day 74 letter, which designated a standard 10-month review timeline and a FDA Prescription Drug User Fee Act, or PDUFA, goal date of June 7, 2013, which is the date by which the FDA intends to complete its review and issue a determination. The FDA is not bound by, and has in the past missed, its PDUFA goals, and it is unknown whether the review of our NDA filing for Zerenex will be completed within the FDA review goal or will be delayed.

In May 2011, we announced positive Scientific Advice from the European Medicines Agency, or EMA, for the development of Zerenex for the management and control of serum phosphorus in CKD patients undergoing dialysis, and in non-dialysis dependent CKD patients. The Scientific Advice from the EMA indicates that our successful Phase 3 program in the U.S., in conjunction with safety data generated from other clinical studies with Zerenex, will be considered sufficient to support a European marketing authorization application, or MAA, to the EMA for the indication in CKD patients on dialysis. As a result, we believe that since our Phase 3 program in the U.S. was successful, we will not need to conduct any additional clinical trials to assess the safety or efficacy of Zerenex in order to obtain European approval in the dialysis setting. We are currently preparing our MAA filing for CKD patients undergoing dialysis, which filing is pending submission. The Scientific Advice also provided us with a regulatory path forward in the non-dialysis dependent CKD setting in Europe. Scientific Advice is legally non-binding and is based on the current scientific knowledge, which may be subject to future changes. Many companies which have been provided with positive Scientific Advice by the EMA have ultimately failed to obtain approval of an MAA for their drugs. Additionally, even if the primary endpoint in a Phase 3 clinical trial is achieved, the Scientific Advice does not guarantee approval. The EMA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power and analyses, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision, which may delay or prevent EMA approval of Zerenex.

Obtaining approval of a NDA and MAA by the FDA and EMA, respectively, is highly uncertain and like many product candidates, we may fail to obtain the respective approvals even though our NDA for Zerenex has been filed and accepted for review by the FDA. The NDA and MAA review processes are extensive, lengthy, expensive and uncertain, and the FDA and/or EMA may delay, limit or deny approval of Zerenex for many reasons, including:

•	we may not be able to demonstrate to the satisfaction of the respective regulatory authority that Zerenex is safe and effective for any indication;

•	the data arising from the clinical trials, including the Phase 3 results, the development program or the NDA and/or MAA for Zerenex may not be satisfactory to the FDA and/or EMA;

•

the respective regulatory authority may disagree with the number, design, size, conduct or implementation of our clinical trials or conclude that the data fails to meet statistical or clinical significance;

•	the respective regulatory authority may not find the data from preclinical and clinical studies sufficient to demonstrate that Zerenex’s clinical and other benefits outweigh its safety risks;

•

the respective regulatory authority may disagree with our interpretation of data from preclinical studies or clinical trials, and may reject conclusions from preclinical studies or clinical trials, or determine that primary or secondary endpoints from clinical trials were not met, or reject safety conclusions from such studies;

•	the respective regulatory authority may not accept data generated at our clinical trial sites;

•	the respective regulatory authority may determine that we did not properly oversee our clinical trials;

•

an advisory committee, if convened by the respective regulatory authority, may recommend against approval of our application or may recommend that the respective regulatory authority require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, or even if an advisory committee, if convened, makes a favorable recommendation, the respective regulatory authority may still not approve Zerenex; and

•

the respective regulatory authority may identify deficiencies in the chemistry, manufacturing and controls, or CMC, sections of our NDA, our manufacturing processes, facilities or analytical methods or those of our third party contract manufacturers, and this may lead to significant delays in the approval of Zerenex or to the rejection of the Zerenex NDA.

Additionally, we have never submitted a MAA in Europe, which may result in a delay in, or the rejection of, our MAA filing. During the drug development process, regulatory agencies will typically ask questions of drug sponsors. While we endeavor to answer all such questions in a timely fashion, or in the NDA or MAA, some questions may remain unanswered at the time of NDA and/or MAA submission, or may be difficult or impossible to answer to the satisfaction of the regulatory authorities. Unless the FDA and/or EMA opts not to pursue these questions, our NDA and/or MAA filing may be delayed or rejected. We also can provide no assurance that our Japanese partner, JT and Torii, will not encounter delays or rejections of their NDA or similar application filings with the Japanese regulatory authority.

We have conducted two Phase 3 clinical trials initiated in May 2010 and September 2010 for Zerenex as a treatment of hyperphosphatemia in patients with end-stage renal disease pursuant to a SPA agreement with the FDA. Many companies which have been granted SPAs have ultimately failed to obtain final approval to market their drugs. Since we are seeking approval for Zerenex under a SPA, based on protocol designs negotiated with, and agreed to by, the FDA, we may be subject to enhanced scrutiny. Regardless of the success of our Phase 3 clinical trials, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power and analyses, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision. Additionally, the regulatory approval of new therapies could invalidate our SPA agreement, or require us to conduct additional, expensive clinical trials in order to obtain regulatory approval.

Accordingly, we may not receive the regulatory approvals needed to market Zerenex. Any failure or delay in completion of the development program or the FDA and/or EMA review processes would delay or foreclose commercialization of Zerenex and severely harm our business and financial condition.

If we are unable to successfully complete our current and future clinical trial programs, or if such clinical trials take longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

Whether or not and how quickly we complete our current and future clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same disease that we are studying. If we experience delays in identifying and contracting with sites and/or in patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials in a cost-effective or timely manner or at all. In addition, conducting multi-national studies adds another level of complexity and risk. As a result, we may be subject to events affecting countries outside the U.S.

Negative or inconclusive results from the clinical trials we conduct or unanticipated adverse medical events could cause us to have to repeat or terminate the clinical trials. For example, in May 2012, we abandoned our development efforts and terminated our license for KRX-0401 (perifosine) following negative results from the Phase 3 trial. We may also opt to change the delivery method, formulation or dosage which could affect efficacy results for the drug candidate. Accordingly, we may not be able to complete our current or future clinical trials within an acceptable time frame, if at all.

Pre-clinical testing and clinical development are long, expensive and uncertain processes. If our drug candidate does not receive the necessary regulatory approvals, we will be unable to commercialize our drug candidate, Zerenex.

We have not received, and may never receive, regulatory approval for the commercial sale of any drug candidate. We may need to conduct significant additional research and human testing before we receive product approvals with the FDA, EMA or with regulatory authorities of other countries. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product. It requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. The FDA, EMA or a regulatory authority of another country, as applicable, may pose additional questions or request further toxicological, drug-drug interaction, pre-clinical or clinical data or substantiation. For example, while ferric citrate is a Generally Recognized as Safe, or GRAS, substance in the U.S., and the FDA has not requested us to conduct a two-year carcinogenicity study in animals, there is no assurance that prior to, at the time of, or subsequent to the filing of an NDA that the FDA or some other regulatory authority will not ask us to conduct such a study. Consequently, it may take us many years to complete the testing of our drug candidate and failure can occur at any stage of this process. Negative, inconclusive, or insufficient results or medical events during a pre-clinical or clinical trial could cause us to delay or terminate our development efforts. Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies.

Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding and liver toxicities that have been seen in some high-dose, ferric citrate canine studies, may require us to perform additional safety studies or analyses, which could delay the development of the drug or lead to a decision to discontinue development of the drug. We have submitted to the FDA data from our short-term and long-term rat and canine pre-clinical studies for Zerenex. While the FDA has reviewed the data from these studies and we have conducted our Phase 3 clinical program, we can provide no assurance that the FDA will not raise any safety concerns in the future from these studies. Drug candidates in the later stages of clinical development may fail to show the desired traits of safety and efficacy despite positive results in earlier clinical testing. The risk remains that the safety and efficacy data from our pivotal Phase 3 program may be insufficiently persuasive for the approval of the drug, or may raise safety concerns that may prevent approval of the drug. The risk also remains that a clinical program conducted by one of our partners may raise efficacy or safety concerns that may prevent approval of the drug. In addition, qualitative, quantitative and statistical interpretation of any of the prior pre-clinical and clinical safety and efficacy data of our drug candidate may be viewed as flawed by the FDA, EMA or any other regulatory agency. In addition, there can be no assurance that safety and/or efficacy concerns from the prior data were not overlooked or misinterpreted by us or our consultants, which in subsequent, larger studies might appear and prevent approval of such drug candidate. In addition, top-line results reported on completed clinical trials are based on a preliminary analysis of then available data (both safety and efficacy) and there is the risk that such findings and conclusions could change following a more comprehensive review of the data by a regulatory authority. For example, in January 2013, we announced successful top-line results from our long-term Phase 3 study of Zerenex for the treatment of elevated serum phosphorus levels, or hyperphosphatemia, in patients with ESRD on dialysis. Updated results were presented in June 2013 at the World Congress of Nephrology. In this study, Zerenex met the study’s primary endpoint, demonstrating a highly statistically significant change in serum phosphorus versus placebo over the four-week Efficacy Assessment Period of the study. In addition, Zerenex met the key secondary endpoints of increasing ferritin and TSAT and reducing the use of intravenous, or IV, iron and erythropoiesis-stimulating agents, or ESAs, versus the active control group over the 52-week Safety Assessment Period of the study. We can provide no assurance that our findings and conclusions from our long-term Phase 3 study of Zerenex will not change following a more comprehensive review of the data by a regulatory authority.

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

Our ability to conduct clinical trials, manufacture and commercialize our drug candidate will depend on the ability of such third parties to manufacture our drug candidate on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices, or cGMP, and other regulatory requirements, including requirements from federal, state and local environmental and safety regulatory agencies and foreign regulatory requirements, if applicable. Prior to approval, the FDA must review and approve our validation studies for drug substance and drug product. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. Contract manufacturers often encounter difficulties in scaling up production, including problems involving raw material supplies, production yields, technical difficulties, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, capacity constraints, changing priorities within the contract manufacturers, compliance with FDA and foreign regulations, environmental compliance, production costs and development of advanced manufacturing techniques and process controls. Any of these difficulties, if they occur, and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for our drug candidate. These risks become more acute as we scale up for commercial quantities, where a reliable source of raw material supplies and drug substance and drug product processes become critical to commercial success. For example, given the large quantity of materials required for Zerenex production and the large quantities of Zerenex that will be required for commercial success, the commercial viability of Zerenex, if approved, will also depend on adequate supply of starting materials that meet quality, quantity and cost standards and the ability of our contract manufacturers to produce drug substance and drug product in large scale. Failure to achieve this level of supply can jeopardize and prevent the successful commercialization of the product. Moreover, issues that may arise in our current transition to commercial batch sizes with our third party manufacturers of Zerenex can lead to significant delays in our development timelines.

Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our drug candidate. In addition, our contract manufacturers will be subject to ongoing periodic and unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with cGMP, as well as other governmental regulations and corresponding foreign standards. While we periodically audit our contractors for adherence to regulatory requirements, and are ultimately held responsible for their regulatory compliance, we cannot assure you that unforeseen changes at these contractors will not occur that could change their regulatory standing. The same issues apply to contract analytical services which we use for quality, impurity and release testing of our drug candidate. We are required by law to have adequate control over raw materials, components and finished products furnished by our third-party manufacturers, which we establish by contract and through periodic oversight, but unforeseen circumstances could affect our third-party manufacturers’ compliance with applicable regulations and standards. As we continue to scale up production, we continue to develop analytical tools for ferric citrate drug substance and drug product testing. Failure to develop effective analytical tools could result in regulatory or technical delay or could jeopardize our ability to obtain

FDA approval. Moreover, even with effective analytical methods available, there is no assurance that we will be able to analyze all the raw materials and qualify all impurities to the satisfaction of the FDA, possibly requiring additional analytical studies, analytical method development, or preclinical studies, which could significantly delay our ability to receive regulatory approval for our drug candidate. Additionally, changes in the analytical specifications required by the FDA or other regulatory authority, such as United States Pharmacopeial Convention standards, from time to time, could delay our ability to receive regulatory approval for our drug candidate. Switching or engaging multiple third-party contractors to produce our drug substance or drug product may be difficult and time consuming because the number of potential manufacturers may be limited and the process by which multiple manufacturers make the drug substance or drug product must meet established specifications at each manufacturing facility. It may be difficult and time consuming for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. For Zerenex, the loss of any of our drug substance or drug product manufacturers would result in significant additional costs and delays in our development program. Moreover, if we need to add or change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve any new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA and foreign regulations and standards.

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

In the event our drug candidate is approved by the FDA and or EMA, we may conduct our own sales and marketing effort to support the drug. We currently have limited experience in sales, marketing or distribution. To directly market and distribute any product, we must build and train a sales and marketing organization with appropriate technical expertise and distribution capabilities. We may attempt to build and train such a sales and marketing organization on our own or with the assistance of a contract sales organization. For some market opportunities, we may want or need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the commercial success of our product. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our product, and some or all of the revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful. Additionally, building marketing and distribution capabilities may be more expensive and time consuming than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels.

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

Zerenex, if approved in the U.S., would have to compete with other FDA approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi), PhosLo® (calcium acetate), marketed by Fresenius Medical Care, and Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. In addition, we would have to compete against existing treatments on price, which becomes more challenging as generic versions of these existing treatments come to market. For example, a generic formulation of PhosLo® manufactured by Roxane Laboratories, Inc. was launched in the U.S. in October 2008. In addition, upon the expiration of their core patents, generic formulations of Renagel® and Renvela® (expected in the U.S. beginning in March 2014), and generic formulations of Fosrenol®, may be launched, which could have a material effect on the pricing of phosphate binders.

In addition, our commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our drug product. Other companies have drug candidates in various stages of pre-clinical or clinical development to treat diseases for which we are also seeking to acquire and develop drug products. Some of these potential competing drugs are further advanced in development than our drug candidate and may be commercialized earlier. Even if we are successful in developing effective drugs, our product(s) may not compete successfully with products produced by our competitors. Fresenius Medical Care and Vifor Pharma are collaborating on the development of a chewable, iron-based phosphate binder, PA21. Recently, Vifor Fresenius Medical Care Renal Pharma announced positive data from a multi-national, Phase 3 study of PA21 in dialysis patients, and also announced an NDA filing with the FDA and a MAA filing with the EMA for PA21. If approved by the FDA and/or EMA, PA21 could have a material effect on the market opportunities of Zerenex in the U.S. and Europe, respectively.

If we lose our key personnel or are unable to attract and retain additional personnel, our operations could be disrupted and our business could be harmed.

As of October 25, 2013, we had 33 full and part-time employees. To successfully develop our drug candidate, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have an employment agreement with Mr. Bentsur, such agreement does not prevent him from terminating his employment with us.

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

The development, manufacturing, pricing, sale, marketing, and reimbursement of our product(s), together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. We are a relatively small company with 33 full and part-time employees as of October 25, 2013. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, issuance of an enforcement or warning letter, restrictions on our product or manufacturing processes, withdrawal of product(s) from the market, significant fines, or other sanctions or litigation.

Risks related to our financial condition

Our cash, cash equivalents and investment securities may not be adequate to finance our operating cash requirements for the length of time that we have estimated.

We currently anticipate that our cash, cash equivalents, and interest receivable at September 30, 2013, exclusive of our anticipated milestone payments from JT and Torii, are sufficient to fund our anticipated operating cash requirements for approximately the next 12 to 15 months. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with the build-up of pre-launch/launch inventory and capacity expansion, the timing and expenditures associated with submitting the MAA in Europe for Zerenex and the respective regulatory review processes for our U.S. NDA and EU MAA filings, the timing and expenditures associated with pre-commercial/commercial activities related to Zerenex, and the timing, design and conduct of clinical trials for Zerenex. We may depend upon significant additional financings to provide the cash necessary to execute our current operations, including the commercialization of Zerenex.

Our forecast of the period of time through which our cash, cash equivalents and investment securities will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	the timing and expenditures associated with the build-up of pre-launch/launch inventory and capacity expansion;

•	the timing and expenditures associated with submitting the MAA filing for Zerenex and the respective regulatory review processes for our U.S. NDA and EU MAA filings;

•	the timing and expenditures associated with pre-commercial/commercial activities related to Zerenex;

•	the timing, design and conduct of, and results from, clinical trials for Zerenex;

•	the timing of expenses associated with manufacturing and product development of Zerenex and those proprietary drug candidates that may be in-licensed, partnered or acquired;

•	the timing of the in-licensing, partnering and acquisition of new product opportunities;

•	the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;

•	our ability to achieve our milestones under our licensing arrangement;

•	the timing and expenses associated with capital expenditures to expand our manufacturing capabilities;

•	the timing and expenses associated with building our own commercial infrastructure to manufacture, market and sell our drug candidate and those that may be in-licensed, partnered or acquired;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs related to litigation.

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

The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which consists of the molecule(s) or ion(s) responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application (for example, for new indications, dosages, or strengths of an existing drug). This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or tentative approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

We may also seek to utilize market exclusivities in other territories, such as in the EU.

We cannot assure that our drug candidate, Zerenex (ferric citrate coordination complex), or any drug candidates we may acquire or in-license, will obtain such orphan drug designation, pediatric exclusivity, new chemical entity exclusivity or any other market exclusivity in the U.S., EU or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any market exclusivity protection.

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

On August 2, 2013, we filed with the SEC a shelf registration statement on Form S-3 (File No. 333-190353), which the SEC declared effective on August 16, 2013, providing for the offering of up to $150 million of our common stock and warrants to purchase our common stock.

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

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended September 30, 2004, filed on August 12, 2004, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002, and incorporated herein by reference.

3.3	Amendment Number 2 to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007, filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 9, 2007 and incorporated herein by reference.

3.4	Amendment Number 3 to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc. dated June 18, 2013, filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 2, 2013 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: November 4, 2013	By:	/s/ James F. Oliviero, CFA
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.