Form 10-Q
period 2014-03-31
KERYX BIOPHARMACEUTICALS INC
filed 2014-05-08
CIK 1114220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 91,452,573 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 1, 2014.

KERYX BIOPHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.

Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013

(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,257	$55,696
Short-term investment securities	49,665	—
Interest receivable	195	—
Other current assets	1,245	1,232

Total current assets	156,362	56,928

Property, plant and equipment, net	538	349
Goodwill	3,208	3,208
Other assets, net	217	281

Total assets	$160,325	$60,766

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$15,955	$14,004
Accrued compensation and related liabilities	414	1,324

Total current liabilities	16,369	15,328

Other liabilities	41	38

Total liabilities	16,410	15,366

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (130,000,000 shares authorized, 91,335,160 and 82,723,145 shares issued, 91,255,212 and 82,643,197 shares outstanding at March 31, 2014 and December 31, 2013, respectively)	91	83
Additional paid-in capital	597,051	485,014
Treasury stock, at cost, 79,948 shares at March 31, 2014 and December 31, 2013, respectively	(357)	(357)
Accumulated deficit	(452,870)	(439,340)

Total stockholders’ equity	143,915	45,400

Total liabilities and stockholders’ equity	$160,325	$60,766

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Operations

for the three months ended March 31, 2014 and 2013 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2014	2013

License revenue	$10,000	$7,000

Operating expenses:
Research and development:
Non-cash compensation	804	191
Other research and development	15,555	6,239

Total research and development	16,359	6,430

General and administrative:
Non-cash compensation	1,748	390
Other general and administrative	5,544	2,338

Total general and administrative	7,292	2,728

Total operating expenses	23,651	9,158

Operating loss	(13,651)	(2,158)

Interest and other income, net	121	103

Loss before income taxes	(13,530)	(2,055)

Income taxes	—	—

Net loss	$(13,530)	$(2,055)

Basic and diluted net loss per common share	$(0.15)	$(0.03)

Weighted average shares used in computing basic and diluted net loss per common share	88,517,437	77,990,094

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

for the three months ended March 31, 2014 (Unaudited)

(in thousands, except share amounts)

	Common stock			Additional paid-in
					Treasury stock		Accumulated
	Shares	Amount		Capital	Shares	Amount	deficit	Total
Balance at December 31, 2013	82,723,145	$83		$485,014	79,948	$(357)	$(439,340)	$45,400
Changes during the period:
Issuance of common stock in public offering (net of offering costs of $7,460)	7,935,000	8		107,589	—	—	—	107,597
Issuance of restricted stock	386,958	—	*	—	—	—	—	—	*
Forfeiture of restricted stock	(15,791)	(—	)*	—	—	—	—	(—	)*
Issuance of common stock in connection with exercise of options	305,848	—	*	1,896	—	—	—	1,896
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		2,552	—	—	—	2,552
Net loss	—	—		—	—	—	(13,530)	(13,530)

Balance at March 31, 2014	91,335,160	$91		$597,051	79,948	$(357)	$(452,870)	$143,915

*	Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows

for the three months ended March 31, 2014 and 2013 (Unaudited)

(in thousands)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(13,530)	$(2,055)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock compensation expense	2,552	581
Depreciation and amortization	32	10
Changes in assets and liabilities:
Increase in other current assets	(13)	(1,314)
Increase in accrued interest receivable	(195)	—
Decrease in other assets	64	35
Increase in accounts payable and accrued expenses	1,951	1,242
Decrease in accrued compensation and related liabilities	(910)	(625)
Increase (decrease) in other liabilities	3	(12)

Net cash used in operating activities	(10,046)	(2,138)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(221)	(45)
Investment in held-to-maturity short-term securities	(49,772)	—
Proceeds from maturity of held-to-maturity short-term securities	107	—

Net cash used in investing activities	(49,886)	(45)

CASH FLOWS FROM FINANCING ACTIVITIES

Gross proceeds from public offerings	115,057	80,393
Offering costs related to public offerings	(7,460)	(5,637)
Proceeds from exercise of options	1,896	93

Net cash provided by financing activities	109,493	74,849

NET INCREASE IN CASH AND CASH EQUIVALENTS	49,561	72,666

Cash and cash equivalents at beginning of period	55,696	14,677

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,257	$87,343

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

NOTE 1 - GENERAL

Basis of Presentation

We are a biopharmaceutical company focused on focused on bringing innovative therapies to market for patients suffering from renal disease. Most of our biopharmaceutical development and substantially all of our administrative operations during the three months ended March 31, 2014 and 2013 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Except for 2009, we have incurred substantial operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2014, we have an accumulated deficit of $452.9 million.

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

We have completed a U.S.-based Phase 3 clinical program for Zerenex for the treatment of hyperphosphatemia (elevated phosphate levels) in patients with chronic kidney disease, or CKD, on dialysis, conducted pursuant to a Special Protocol Assessment, or SPA, agreement with the U.S. Food and Drug Administration, or FDA. Our New Drug Application, or NDA, is currently under review by the FDA with an assigned Prescription Drug User Fee Act, or PDUFA, goal date of June 7, 2014. In addition, in March 2014, we submitted a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, seeking the approval of Zerenex as a treatment for hyperphosphatemia in patients with CKD, including dialysis and non-dialysis dependent CKD, or NDD-CKD. Also in March 2014, the EMA validated our MAA, confirming that the submission is sufficiently complete to begin the formal review process.

We have also completed a U.S.-based Phase 2 study of Zerenex for the management of elevated serum phosphorus levels and iron deficiency anemia in subjects with Stage 3 to 5 NDD-CKD.

In January 2014, we raised approximately $107.6 million, net of underwriting discounts and offering expenses of approximately $7.5 million, in an underwritten public offering. We have a shelf registration statement on Form S-3 filed and declared effective by the Securities and Exchange Commission in August 2013, which provides for the offering of up to $150 million of common stock and warrants in the aggregate. Subsequent to the underwritten public offering completed in January 2014, there remains approximately $34.9 million of our common stock and warrants available for sale on this shelf registration statement. See Note 3 for additional information.

In January 2014, our Japanese partner, JT and Torii, received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, to be marketed in Japan by JT’s subsidiary, Torii, under the brand name Riona®, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including dialysis and NDD-CKD. Under the license agreement with JT and Torii, Keryx received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. Keryx will also receive double-digit tiered royalties on net sales of Riona® in Japan, as well as up to an additional $55.0 million upon the achievement of certain annual net sales milestones. See Note 4 for additional information.

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

Investment Securities

We classify our short-term debt securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Available-for-sale investment securities are recorded at fair value (see Note 2 – Fair Value Measurements). Other-than-temporary impairment charges are included in interest and other income, net, and unrealized gains (losses), if determined to be temporary, are included in accumulated other comprehensive income (loss) in stockholders’ equity.

The following table summarizes our investment securities at March 31, 2014, and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013

Short-term investments (held to maturity):
Obligations of domestic governmental agencies (mature between May 2014 and January 2015)	$49,665	$—

Total short-term investment securities	$49,665	$—

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

Income Taxes

As of March 31, 2014, we have U.S. net operating loss carryforwards of approximately $411.1 million which expire from 2019 through 2033. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. Due to our historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

We are not aware of any unrecorded tax liabilities which would impact our financial position or our results of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options, as their inclusion would be anti-dilutive. The options outstanding as of March 31, 2014 and 2013, which are not included in the computation of net loss per share amounts, were 4,360,925 and 3,882,100, respectively.

Comprehensive Loss

Comprehensive loss is the same as net loss for all periods presented.

Segment Reporting

We operate in only one reportable segment: the Products segment.

Impairment of Goodwill

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. As of December 31, 2013, management concluded that there was no impairment of our goodwill. As of March 31, 2014, management determined that there were no impairment indicators that would trigger a goodwill impairment analysis.

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

The following table provides the fair value measurements of applicable financial assets as of March 31, 2014:

	Financial assets at fair value as of March 31, 2014
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$73,755	$—	$—
Obligations of domestic governmental agencies (held-to-maturity) (2)	49,665	—	—

Total	$123,420	$—	$—

(1)	Included in cash and cash equivalents on our consolidated balance sheet. The carrying amount of money market funds is a reasonable estimate of fair value.
(2)	Amortized cost approximates fair value.

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

Equity Incentive Plans

Total shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 1,932,432 shares at March 31, 2014.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2014:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2013	3,845,370	$5.75	6.2	$28,361,438
Granted	850,550	13.89
Exercised	(305,848)	6.20		$2,824,735

Forfeited	(29,147)	9.47
Expired	—	—

Outstanding at March 31, 2014	4,360,925	$7.28	6.7	$42,547,170

Vested and expected to vest at March 31, 2014	4,300,598	$7.25	6.7	$42,090,718

Exercisable at March 31, 2014	2,452,611	$5.48	5.0	$28,347,377

Upon the exercise of stock options, we issue new shares of our common stock. As of March 31, 2014, 192,500 options issued to employees and 50,000 options issued to consultants are unvested, milestone-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under our incentive plans. The time-vesting restricted stock grants vest primarily over a period of three years. The following table summarizes restricted share activity for the three months ended March 31, 2014:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value

Outstanding at December 31, 2013	1,420,930	$5.27	$18,401,044
Granted	386,958	13.91
Vested	(135,183)	6.01	$1,675,558

Forfeited	(15,791)	9.59

Outstanding at March 31, 2014	1,656,914	$7.19	$28,233,815

As of March 31, 2014, 393,000 and 100,000 shares of restricted stock issued to employees and consultants, respectively, are unvested, milestone-based shares.

On September 14, 2009, we entered in an employment agreement with Ron Bentsur, our Chief Executive Officer, which was amended on January 13, 2012, and further amended on June 11, 2013. The agreement, as amended, terminates on May 20, 2015, subject to certain early termination events. As of March 31, 2014, Mr. Bentsur has been granted a total of 750,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In addition, as of March 31, 2014, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

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

Stock-Based Compensation

We incurred $2,552,000 and $581,000 of non-cash compensation expense related to equity incentive grants during the three months ended March 31, 2014 and 2013, respectively. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model. The expected term of options granted is derived from historical data and the expected vesting period. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have assumed no expected dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Three months ended March 31,
	2014	2013
Risk-free interest rates	2.0%	0.6%
Dividend yield	—	—
Volatility	104.9%	102.4%
Weighted-average expected term	6.0 years	4.0 years

The weighted average grant date fair value of options granted for the three months ended March 31, 2014 and 2013 was $11.28 and $2.73 per option, respectively. We used historical information to estimate forfeitures within the valuation model. As of March 31, 2014, there was $10.3 million and $9.9 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.6 years and 2.5 years, respectively. These amounts do not include, as of March 31, 2014, 242,500 options outstanding and 493,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones, such as FDA approval of our drug candidate and change in control. Stock-based compensation will be measured and recorded if and when it is probable that the milestone will occur.

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

In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, to be marketed in Japan by JT’s subsidiary, Torii Pharmaceutical Co., Ltd., under the brand name Riona®, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, Keryx received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. As a result, we recorded license revenue of $10.0 million in accordance with our revenue recognition policy, which is included in the three months ended March 31, 2014. Keryx will also receive double-digit tiered royalties on net sales of Riona® in Japan, as well as up to an additional $55.0 million upon the achievement of certain annual net sales milestones.

NOTE 5 - LEGAL PROCEEDINGS

On February 1, 2013, a lawsuit was filed against us and our chief executive officer on behalf of a putative class of all of our shareholders (other than the defendants) who acquired our shares between June 1, 2009 and April 1, 2012. Smith v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-0755-TPG (S.D.N.Y.). On February 26, 2013, a substantially similar lawsuit was filed against us and our chief executive officer as well as our chief financial officer. Park v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-1307-TPG (S.D.N.Y.). On June 10, 2013, the Court entered an Order consolidating the two lawsuits and appointing a lead plaintiff. The case was styled In re Keryx Biopharmaceuticals, Inc. Securities Litigation, Case No. 1:13-CV-0755-KBF (S.D.N.Y.). On July 10, 2013, the lead plaintiff filed a Consolidated Amended Complaint that, in substance, repeated the claims alleged in the consolidated lawsuits. The Consolidated Amended Complaint asserted claims against (i) us for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and (ii) our chief executive officer for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. The claims in the Consolidated Amended Complaint were premised on general allegations that we and the individual defendant participated directly or indirectly in the preparation and/or issuance of purportedly false and misleading earnings reports, SEC filings, press releases, and other public statements, which allegedly caused our stock to trade at artificially inflated prices. On August 26, 2013, we filed a motion to dismiss the Consolidated Amended Complaint. On February 14, 2014, the Court entered an Opinion and Order granting the motion to dismiss. The Court entered Judgment for the Defendants on February 24, 2014. The lead plaintiff did not appeal the Judgment and this matter is now concluded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to “Keryx,” the “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

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

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013.

OVERVIEW

We are a biopharmaceutical company focused on focused on bringing innovative therapies to market for patients suffering from renal disease. We are developing ZerenexTM (ferric citrate coordination complex), an oral, ferric iron-based compound. We have completed a U.S.-based Phase 3 clinical program for Zerenex for the treatment of hyperphosphatemia (elevated phosphate levels) in patients with chronic kidney disease, or CKD, on dialysis, conducted pursuant to a Special Protocol Assessment, or SPA, agreement with the U.S. Food and Drug Administration, or FDA. Our New Drug Application, or NDA, is currently under review by the FDA with an assigned Prescription Drug User Fee Act, or PDUFA, goal date of June 7, 2014. In addition, in March 2014, we submitted a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, seeking the approval of Zerenex as a treatment for hyperphosphatemia in patients with CKD, including dialysis and non-dialysis dependent CKD, or NDD-CKD. Also in March 2014, the EMA validated our MAA, confirming that the submission is sufficiently complete to begin the formal review process.

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

RECENT DEVELOPMENTS

ZerenexTM (ferric citrate coordination complex)

In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, to be marketed in Japan by JT’s subsidiary, Torii Pharmaceutical Co., Ltd., under the brand name Riona®, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, Keryx received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. As a result, we recorded license revenue of $10.0 million in accordance with our revenue recognition policy, which is included in the three months ended March 31, 2014.

In April 2014, we announced that the EMA has determined that our MAA seeking the approval of Zerenex as a treatment for hyperphosphatemia in patients with CKD, including dialysis- and non-dialysis-dependent CKD, is valid. Validation of the MAA confirms that the submission is sufficiently complete to begin the formal review process. The EMA’s review of the application will follow the centralized marketing authorization procedure. If approved by the EMA, Zerenex will receive marketing authorization in all 27-member states of the European Union, as well as in Norway, Liechtenstein and Iceland.

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

Our license revenues consist of license fees and milestone payments arising from our agreement with JT and Torii. We recognize license revenue in accordance with the revenue recognition guidance of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with the achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

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

Our general and administrative expenses consist primarily of salaries and related expenses for executive, finance, sales, marketing and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, pre-commercial activities and facilities-related expenses.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2014 and March 31, 2013

License Revenue. License revenue for the three months ended March 31, 2014 was $10.0 million due to the recognition of a non-refundable milestone payment in January 2014 related to JT and Torii’s achievement of marketing approval in Japan. License revenue for the three months ended March 31, 2013 was $7.0 million due to the recognition of a non-refundable milestone payment received in January 2013 from JT and Torii following their filing of their NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan. We will also receive royalty payments based on a tiered double-digit percentage of net sales in Japan, as well as up to an additional $55 million upon the achievement of certain annual net sales milestones.

Non-Cash Compensation Expense (Research and Development). Non-cash compensation expense (research and development) related to equity incentive grants increased by $613,000 to $804,000 for the three months ended March 31, 2014, as compared to $191,000 for the three months ended March 31, 2013. The increase in non-cash compensation expense in the three months ended March 31, 2014, as compared to March 31, 2013, was primarily related to the recording of the fair value of equity awards granted to and held by research and development personnel in 2014, which grants were at higher fair values as compared to those awards granted in the previous two years. The fair value of equity awards are expensed over the vesting periods of the individual awards. We expect our non-cash compensation expense (research and development) to increase in 2014 due to higher fair values of awards granted as compared to those awards granted in previous years and the potential for vesting of additional milestone-based awards.

Other Research and Development Expenses. Other research and development expenses increased by $9,316,000 to $15,555,000 for the three months ended March 31, 2014, as compared to $6,239,000 for the three months ended March 31, 2013. The increase in other research and development expenses was due primarily to a $9,153,000 increase in research and development expenses related to our Zerenex program, including costs associated with manufacturing of pre-launch inventory and capacity expansion and the submission of our MAA filing. The three months ended March 31, 2014, also includes a $2.0 million one-time milestone payment to Panion & BF Biotech, Inc., the licensor of Zerenex, for JT and Torii’s achievement of the Japanese marketing approval milestone in January 2014. We expect our other research and development expenses in 2014 to increase due to the continued build-up of pre-launch inventory and capacity expansion for Zerenex, and anticipated additional milestone payments to Panion, partially offset by decreased regulatory submission costs.

Non-Cash Compensation Expense (General and Administrative). Non-cash compensation expense (general and administrative) related to equity incentive grants increased by $1,358,000 to $1,748,000 for the three months ended March 31, 2014, as compared to $390,000 for the three months ended March 31, 2013. The increase in non-cash compensation expense in the three months ended March 31, 2014, as compared to March 31, 2013, was related to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards. The three months ended March 31, 2014, includes $442,000 and $466,000 of non-cash compensation expense related to grants held by our chief executive officer and newly-hired chief operating officer, respectively. We expect our non-cash compensation expense (general and administrative) to increase in 2014 due to increased general and administrative personnel related to the potential commercialization of Zerenex, higher fair values of awards granted as compared to those awards granted in previous years, and the potential for vesting of additional milestone-based awards.

Other General and Administrative Expenses. Other general and administrative expenses increased by $3,206,000 to $5,544,000 for the three months ended March 31, 2014, as compared to $2,338,000 for the three months ended March 31, 2013. The increase was primarily related to a $2,071,000 increase in pre-commercial activities and associated personnel costs in preparation for the potential commercialization of Zerenex. We expect our other general and administrative costs to increase in 2014 related to the potential marketing approval and launch of Zerenex.

Interest and Other Income, Net. Interest and other income, net, increased by $18,000 to $121,000 for the three months ended March 31, 2014, as compared to $103,000 for the three months ended March 31, 2013. The increase was due to a higher level of invested funds in our investment portfolio following our January 2014 public offering.

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

In January 2014, our Japanese partner, JT and Torii, received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, to be marketed in Japan by JT’s subsidiary, Torii, under the brand name Riona®, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including dialysis and NDD-CKD. Under the license agreement with JT and Torii, Keryx received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. Keryx will also receive double-digit tiered royalties on net sales of Riona® in Japan, as well as up to an additional $55.0 million upon the achievement of certain annual net sales milestones.

As of March 31, 2014, we had $155.1 million in cash, cash equivalents, short-term investments and interest receivable, an increase of $99.4 million from December 31, 2013. We currently expect that our existing capital resources combined with future anticipated cash flows will be sufficient to operate our business plan. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with the build-up of pre-launch/launch inventory and capacity expansion, the timing and expenditures associated with the respective regulatory review processes for our U.S. NDA and EU MAA filings, the timing and expenditures associated with pre-commercial/commercial activities related to Zerenex, and the timing, design and conduct of clinical trials for Zerenex. We may depend upon significant additional financings to provide the cash necessary to execute our current operations, including the commercialization of Zerenex.

Net cash used in operating activities for the three months ended March 31, 2014 was $10.0 million, as compared to $2.1 million for the three months ended March 31, 2013. This increase in net cash used in operating activities was primarily related to increased Zerenex development and pre-commercial expenditures.

For the three months ended March 31, 2014, net cash used in investing activities was $49.9 million, as compared to $45,000 for the three months ended March 31, 2013. The increase in net cash used in investing activities was primarily due to our investments in held-to-maturity short-term securities following our public offering of common stock in January 2014.

For the three months ended March 31, 2014, net cash provided by financing activities was $109.5 million as compared to $74.8 million for the three months ended March 31, 2013. The increase was primarily related to $107.6 million of net proceeds received from our public offering of common stock in January 2014, as compared to $74.8 million of net proceeds received from our public offering of common stock in January 2013.

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

OBLIGATIONS AND COMMITMENTS

In March 2014, we entered into a sublease for approximately 10,395 square feet of leased office space in Boston, Massachusetts, with a term through December 31, 2015.

As of March 31, 2014, we have the following operating lease obligations, which include our office leases in New York and Boston.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$3,350,000	$1,379,000	$1,971,000	$—	$—

Total	$3,350,000	$1,379,000	$1,971,000	$—	$—

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

Accounting Related to Goodwill. As of March 31, 2014, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of March 31, 2014, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including government debt and money market funds. The average duration of all of our held-to-maturity investments held as of March 31, 2014, was less than 12 months. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

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

On February 1, 2013, a lawsuit was filed against us and our chief executive officer on behalf of a putative class of all of our shareholders (other than the defendants) who acquired our shares between June 1, 2009 and April 1, 2012. Smith v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-0755-TPG (S.D.N.Y.). On February 26, 2013, a substantially similar lawsuit was filed against us and our chief executive officer as well as our chief financial officer. Park v. Keryx Biopharmaceuticals, Inc., et al., Case No. 1:13-CV-1307-TPG (S.D.N.Y.). On June 10, 2013, the Court entered an Order consolidating the two lawsuits and appointing a lead plaintiff. The case was styled In re Keryx Biopharmaceuticals, Inc. Securities Litigation, Case No. 1:13-CV-0755-KBF (S.D.N.Y.). On July 10, 2013, the lead plaintiff filed a Consolidated Amended Complaint that, in substance, repeated the claims alleged in the consolidated lawsuits. The Consolidated Amended Complaint asserted claims against (i) us for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and (ii) our chief executive officer for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. The claims in the Consolidated Amended Complaint were premised on general allegations that we and the individual defendant participated directly or indirectly in the preparation and/or issuance of purportedly false and misleading earnings reports, SEC filings, press releases, and other public statements, which allegedly caused our stock to trade at artificially inflated prices. On August 26, 2013, we filed a motion to dismiss the Consolidated Amended Complaint. On February 14, 2014, the Court entered an Opinion and Order granting the motion to dismiss. The Court entered Judgment for the Defendants on February 24, 2014. The lead plaintiff did not appeal the Judgment and this matter is now concluded.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2014, we had an accumulated deficit of $452.9 million. As we continue our research and development and pre-commercial efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate, Zerenex (ferric citrate coordination complex).

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

In May 2011, we announced positive Scientific Advice from the European Medicines Agency, or EMA, for the development of Zerenex for the management and control of serum phosphorus in CKD patients undergoing dialysis, and in non-dialysis dependent CKD patients. The Scientific Advice from the EMA indicates that our successful Phase 3 program in dialysis in the U.S., in conjunction with safety data generated from other clinical studies with Zerenex, will be considered sufficient to support a European marketing authorization application, or MAA, to the EMA for the indication in CKD patients on dialysis. The Scientific Advice also provided us with a regulatory path forward in the non-dialysis dependent CKD setting in Europe. As a result, we believe that since our Phase 3 program in dialysis, and Phase 2 study in non-dialysis dependent CKD, in the U.S. were successful, we will not need to conduct any additional clinical trials to assess the safety or efficacy of Zerenex in order to obtain European approval in CKD, including the dialysis and non-dialysis dependent CKD settings. Accordingly, in March 2014, we submitted a MAA with the EMA for both dialysis and NDD-CKD, which was validated by the EMA in March 2014. Scientific Advice is legally non-binding and is based on the current scientific knowledge, which may be subject to future changes. Many companies which have been provided with positive Scientific Advice by the EMA have ultimately failed to obtain approval of an MAA for their drugs. Additionally, even if the primary endpoint in a Phase 3, or other pivotal, clinical trial is achieved, the Scientific Advice does not guarantee approval. The EMA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power and analyses, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision, which may delay or prevent EMA approval of Zerenex.

Obtaining approval of a NDA and MAA by the FDA and EMA, respectively, is highly uncertain and like many product candidates, we may fail to obtain the respective approvals even though our NDA for Zerenex has been filed and accepted for review by the FDA and our MAA has been validated by the EMA. The NDA and MAA review processes are extensive, lengthy, expensive and uncertain, and the FDA and/or EMA may delay, limit or deny approval of Zerenex for many reasons, including:

•	we may not be able to demonstrate to the satisfaction of the respective regulatory authority that Zerenex is safe and effective for any indication;

•	the data arising from the clinical trials, including the Phase 3 results for dialysis patients and our recent Phase 2 results for non-dialysis dependent CKD, the development program or the NDA and/or MAA for Zerenex may not be satisfactory to the FDA and/or EMA;

•	the respective regulatory authority may disagree with the number, design, size, conduct or implementation of our clinical trials or conclude that the data fails to meet statistical or clinical significance;

•	the respective regulatory authority may not find the data from preclinical and clinical studies sufficient to demonstrate that Zerenex’s clinical and other benefits outweigh its safety risks;

•	the respective regulatory authority may disagree with our interpretation of data from preclinical studies or clinical trials, and may reject conclusions from preclinical studies or clinical trials, or determine that primary or secondary endpoints from clinical trials were not met, or reject safety conclusions from such studies;

•	the respective regulatory authority may not accept data generated at one or more of our clinical trial sites;

•	the respective regulatory authority may determine that we did not properly oversee our clinical trials or follow the regulatory authority’s advice or recommendations in conducting our clinical trials;

•	an advisory committee, if convened by the respective regulatory authority, may recommend against approval of our application or may recommend that the respective regulatory authority require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, or even if an advisory committee, if convened, makes a favorable recommendation, the respective regulatory authority may still not approve Zerenex;

•	data and analyses submitted to the FDA and/or EMA in response to questions raised during the respective review processes may not be satisfactory to the respective regulatory authority, and this may lead to significant delays in the approval of Zerenex or to the rejection of the Zerenex NDA and/or MAA; and

•	the respective regulatory authority may identify deficiencies in the chemistry, manufacturing and controls, or CMC, sections of our NDA and/or MAA, our manufacturing processes, facilities or analytical methods or those of our third party contract manufacturers, and this may lead to significant delays in the approval of Zerenex or to the rejection of the Zerenex NDA and/or MAA.

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

We have not received, and may never receive, regulatory approval for the commercial sale of any drug candidate. We may need to conduct significant additional research and human testing before we receive product approvals with the FDA, EMA or with regulatory authorities of other countries. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product. It requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. The FDA, EMA or a regulatory authority of another country, as applicable, may pose additional questions or request further toxicological, drug-drug interaction, pre-clinical or clinical data or substantiation. For example, while ferric citrate is a Generally Recognized as Safe, or GRAS, substance in the U.S., and the FDA and EMA have not requested us to conduct a two-year carcinogenicity study in animals, there is no assurance that the FDA, EMA or some other regulatory authority will not ask us to conduct such a study in order to obtain regulatory approval. In addition, the FDA and EMA have not requested us to conduct reproductive toxicity, genotoxicity and single-dose toxicity studies and we are referencing such studies from the published scientific literature in our regulatory submissions. However, we can provide no assurance that the FDA or EMA will not ask us to conduct additional studies. Similarly, while the results of drug-drug interaction studies conducted in vitro were submitted in the NDA and the MAA, during the NDA review process, the FDA requested that we conduct additional in-vitro drug-drug interaction studies. While we believe that we completed the requested in-vitro studies in a timely manner, and submitted the studies to the FDA prior to the target PDUFA date, we cannot assure you that such studies were completed to the satisfaction of the FDA. In addition, while no requests have been made by the FDA or EMA for in-vivo (human) drug-drug interaction studies, we cannot assure you that the FDA or EMA will not request such studies in the future. During its review, the FDA has also asked us several questions to clarify components of our CMC submission, to which we have submitted responses. While we continue to work to answer their questions prior to the planned PDUFA date, we cannot assure you that the FDA will have sufficient time to evaluate our responses, that they will not have additional questions, or that providing responses to those questions could not extend the target PDUFA date. Consequently, it may take us many years to complete the testing of our drug candidate and failure can occur at any stage of this process. Negative, inconclusive, or insufficient results or medical events during a pre-clinical or clinical trial could cause us to delay or terminate our development efforts. Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies.

Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding and liver toxicities that have been seen in some high-dose, ferric citrate canine studies, may require us to perform additional safety studies or analyses, which could delay the development of the drug or lead to a decision to discontinue development of the drug. We have submitted to the FDA data from our short-term and long-term rat and canine pre-clinical studies for Zerenex. While the FDA has reviewed the data from these studies and we have conducted our Phase 3 clinical program for CKD patients on dialysis, and Phase 2 study in non-dialysis dependent CKD patients, we can provide no assurance that the FDA will not raise any safety concerns in the future from these studies. Drug candidates in the later stages of clinical development may fail to show the desired traits of safety and efficacy despite positive results in earlier clinical testing. Moreover, the risk remains that the safety and efficacy data from our pivotal Phase 3 program for dialysis dependent CKD patients may be insufficiently persuasive for the approval of the drug, or may raise safety concerns that may prevent approval of the drug, for the indication sought. The risk also remains that a clinical program conducted by one of our partners may raise efficacy or safety concerns that may prevent approval of the drug. In addition, qualitative, quantitative and statistical interpretation of any of the prior pre-clinical and clinical safety and efficacy data of our drug candidate may be viewed as flawed by the FDA, EMA or any other regulatory agency. In addition, there can be no assurance that safety and/or efficacy concerns from the prior data were not overlooked or misinterpreted by us or our consultants, which in subsequent, larger studies might appear and prevent approval of such drug candidate. In addition, top-line results reported on completed clinical trials are based on a preliminary analysis of then available data (both safety and efficacy) and there is the risk that such findings and conclusions could change following a more comprehensive review of the data by a regulatory authority. For example, in January 2013, we announced successful top-line results from our long-term Phase 3 study of Zerenex for the treatment of elevated serum phosphorus levels, or hyperphosphatemia, in patients with ESRD on dialysis. Updated results from the study were presented in June 2013 at the World Congress of Nephrology. We can provide no assurance that our findings and conclusions from our long-term Phase 3 study of Zerenex will not change following a more comprehensive review of the data by a regulatory authority.

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

Our ability to conduct clinical trials, manufacture and commercialize our drug candidate will depend on the ability of such third parties to manufacture our drug candidate on a large scale at a competitive cost and in accordance with current Good Manufacturing Practices, or cGMP, and other regulatory requirements, including requirements from federal, state and local environmental and safety regulatory agencies and foreign regulatory requirements, if applicable. Prior to approval, the FDA must review and approve our validation studies for drug substance and drug product. Significant scale-up of manufacturing may result in unanticipated technical challenges and may require additional validation studies that the FDA must review and approve. Contract manufacturers often encounter difficulties in scaling up production, including problems involving raw material supplies, production yields, technical difficulties, scaled-up product characteristics, quality control and assurance, shortage of qualified personnel, capacity constraints, changing priorities within the contract manufacturers, compliance with FDA and foreign regulations, environmental compliance, production costs and development of advanced manufacturing techniques and process controls. Any of these difficulties, if they occur, and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for our drug candidate, particularly given that some of the third parties we employ in the manufacturing process are single source providers. These risks become more acute as we scale up for commercial quantities, where a reliable source of raw material supplies and drug substance and drug product processes become critical to commercial success. For example, given the large quantity of materials required for Zerenex production and the large quantities of Zerenex that will be required for commercial success, the commercial viability of Zerenex, if approved, will also depend on adequate supply of starting materials that meet quality, quantity and cost standards and the ability of our contract manufacturers to produce drug substance and drug product in large scale. Failure to achieve this level of supply can jeopardize and prevent the successful commercialization of the product. Moreover, issues that may arise in our current transition to commercial batch sizes with our third party manufacturers of Zerenex can lead to significant delays in our development timelines.

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

In the event our drug candidate is approved by the FDA and or EMA, we may conduct our own sales and marketing effort to support the drug. We currently have limited experience in sales, marketing or distribution. To directly market and distribute any product, we must build and train a sales and marketing organization with appropriate technical expertise and distribution capabilities. We are attempting to build and train such a sales and marketing organization on our own to commercialize Zerenex in the U.S. For some market opportunities, we may want or need to enter into co-promotion or other licensing arrangements with larger pharmaceutical or biotechnology firms in order to increase the commercial success of our product. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our product, and some or all of the revenues we receive will depend upon the efforts of third parties, and these efforts may not be successful. Additionally, building marketing and distribution capabilities may be more expensive and time consuming than we anticipate, requiring us to divert capital from other intended purposes or preventing us from building our marketing and distribution capabilities to the desired levels.

Even if we obtain regulatory approval to market Zerenex, if it fails to achieve market acceptance, we may never record meaningful revenues.

Even if Zerenex is approved for sale, it may not be commercially successful in the marketplace. Market acceptance of our drug product will depend on a number of factors, including:

•	perceptions by members of the health care community, including physicians, of the safety and efficacy of our product candidate, including, but not limited to, the perception of the long-term effects of the potential absorption and/or accumulation of ferric iron or citrate resulting from the use of Zerenex;

•	the marketing claims that the FDA will permit us to make in the labeling and advertising of Zerenex, including potential marketing claims related to the effect of Zerenex on iron storage parameters and on the reduction in the use of IV iron and ESAs;

•	possible unfavorable effects of our drug product on safety and/or efficacy parameters in the labeling;

•	the rates of adoption of our product by medical practitioners and the target populations for our product;

•	the potential advantages that our product offers over existing treatment methods and competing products, including pharmacoeconomic benefits observed in clinical trials;

•	the cost-effectiveness of our product relative to competing products, which may be exacerbated as existing treatments go off-patent;

•	the pricing and pricing strategies for our product;

•	the availability of government or third-party payor reimbursement for our product;

•	the side effects or unfavorable publicity concerning our product or similar products; and

•	the effectiveness of our sales, marketing and distribution efforts.

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

Zerenex, if approved in the U.S., would have to compete with other FDA approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi), PhosLo® (calcium acetate), marketed by Fresenius Medical Care, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. Our strategy to compete against these existing treatments depends in part on physicians and patients accepting that Zerenex is differentiated in the marketplace versus these FDA approved phosphate binders. In addition, we may have to compete against existing treatments on price, which becomes more challenging as generic versions of these existing treatments come to market. For example, an authorized generic of Renvela® was launched in the U.S. in April 2014 by Impax Laboratories, Inc. under a settlement agreement with Genzyme, a Sanofi company, whereby Genzyme agreed to grant Impax a license to sell an allotment of a specified number of bottles of an authorized generic version of Renvela® tablets. Impax is also pursuing approval of its pending Abbreviated New Drug Application for generic Renvela® with the FDA. In addition, a generic formulation of PhosLo® manufactured by Roxane Laboratories, Inc. was launched in the U.S. in October 2008. In addition, upon the expiration of its core patents, generic formulations of Fosrenol® may be launched. These generic formulations could have a material effect on the pricing of phosphate binders.

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

As of April 30, 2014, we had 59 full and part-time employees. To successfully develop our drug candidate, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer and Greg Madison, our Chief Operating Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have employment agreements with Mr. Bentsur and Mr. Madison, such agreements do not prevent either of them from terminating their respective employment with us.

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

For example, in July 2010, CMS released its final rule to implement a bundled prospective payment system for end-stage renal disease facilities as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The final rule delayed the inclusion of oral medications without intravenous equivalents, such as phosphate binders, in the bundle until January 1, 2014; however, on January 3, 2013, the United States Congress passed legislation known as the American Taxpayer Relief Act of 2012, which, among other things, delayed by two years the implementation of oral-only end-stage renal disease related drugs, including phosphate binders, in the bundled ESRD prospective payment system, until January 1, 2016. In April 2014, the United States Congress passed legislation known as Protecting Access to Medicare Act of 2014, which, among other things, delays by eight years the implementation of oral-only ESRD related drugs, including phosphate binders, in the bundled ESRD prospective payment system, until January 1, 2024. If phosphate binders are included in the bundle beginning in 2024, separate Medicare reimbursement will no longer be available for phosphate binders, as it is today under Medicare Part D. While it is too early to project the impact bundling may have on the phosphate binder industry, the impact could potentially cause dramatic price reductions for phosphate binders, which could significantly reduce the commercial potential of our drug candidate, if approved.

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

The development, manufacturing, pricing, sale, marketing, and reimbursement of our product(s), together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. We are a relatively small company with 59 full and part-time employees as of April 30, 2014. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, issuance of an enforcement or warning letter, restrictions on our product or manufacturing processes, withdrawal of product(s) from the market, significant fines, or other sanctions or litigation.

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

In addition to patent protection, we may utilize pediatric exclusivity or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended, or FDCA, such as new chemical entity exclusivity, or NCE, or new formulation exclusivity, to provide market exclusivity for a drug candidate.

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

We cannot assure that our drug candidate, Zerenex (ferric citrate coordination complex), or any drug candidates we may acquire or in-license, will obtain such pediatric exclusivity, new chemical entity exclusivity or any other market exclusivity in the U.S., EU or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any market exclusivity protection.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended September 30, 2004, filed on August 12, 2004, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002, and incorporated herein by reference.

3.3	Amendment Number 2 to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007, filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 9, 2007 and incorporated herein by reference.

3.4	Amendment Number 3 to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc. dated June 18, 2013, filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 2, 2013 and incorporated herein by reference.

10.1	Employment Agreement with Gregory P. Madison dated January 21, 2014, filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on February 10, 2014, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2014.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2014.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2014.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2014.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: May 8, 2014	By:	/s/ James F. Oliviero, CFA
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2014.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2014.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2014.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2014.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.