Form 10-Q
period 2014-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2014-08-07
CIK 1114220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 91,819,919 shares of the registrant’s common stock, $0.001 par value, outstanding as of July 30, 2014.

KERYX BIOPHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.

Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013

(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,994	$55,696
Short-term investment securities	44,991	—
Interest receivable	136	—
Other current assets	1,155	1,232

Total current assets	138,276	56,928
Property, plant and equipment, net	1,048	349
Goodwill	3,208	3,208
Other assets, net	362	281

Total assets	$142,894	$60,766

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$17,226	$14,004
Accrued compensation and related liabilities	1,285	1,324

Total current liabilities	18,511	15,328
Other liabilities	78	38

Total liabilities	18,589	15,366

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (130,000,000 shares authorized, 91,820,687 and 82,723,145 shares issued, 91,740,739 and 82,643,197 shares outstanding at June 30, 2014 and December 31, 2013, respectively)	92	83
Additional paid-in capital	599,854	485,014
Treasury stock, at cost, 79,948 shares at June 30, 2014 and December 31, 2013, respectively	(357)	(357)
Accumulated deficit	(475,284)	(439,340)

Total stockholders’ equity	124,305	45,400

Total liabilities and stockholders’ equity	$142,894	$60,766

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Operations

for the three and six months ended June 30, 2014 and 2013 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
License revenue	$—	$—	$10,000	$7,000

Operating expenses:
Research and development	10,275	7,177	26,634	13,607
General and administrative	12,268	4,277	19,560	7,005

Total operating expenses	22,543	11,454	46,194	20,612

Operating loss	(22,543)	(11,454)	(36,194)	(13,612)
Interest and other income, net	129	96	250	199

Loss before income taxes	(22,414)	(11,358)	(35,944)	(13,413)
Income taxes	—	—	—	—

Net loss	$(22,414)	$(11,358)	$(35,944)	$(13,413)

Basic and diluted net loss per common share	$(0.24)	$(0.14)	$(0.40)	$(0.17)

Weighted average shares used in computing basic and diluted net loss per common share	91,516,606	81,739,731	90,025,305	79,875,273

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

for the six months ended June 30, 2014 (Unaudited)

(in thousands, except share amounts)

	Common stock			Additional paid-in
					Treasury stock		Accumulated
	Shares	Amount		Capital	Shares	Amount	deficit	Total
Balance at December 31, 2013	82,723,145	$83		$485,014	79,948	$(357)	$(439,340)	$45,400
Changes during the period:
Issuance of common stock in public offering (net of offering costs of $7,525)	7,935,000	8		107,524	—	—	—	107,532
Issuance of restricted stock	826,558	1		—	—	—	—	1
Forfeiture of restricted stock	(19,080)	(—	)*	—	—	—	—	(—	)*
Issuance of common stock in connection with exercise of options	355,064	—	*	2,160	—	—	—	2,160
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		5,156	—	—	—	5,156
Net loss	—	—		—	—	—	(35,944)	(35,944)

Balance at June 30, 2014	91,820,687	$92		$599,854	79,948	$(357)	$(475,284)	$124,305

*	Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows

for the six months ended June 30, 2014 and 2013 (Unaudited)

(in thousands)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,944)	$(13,413)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock compensation expense	5,156	1,219
Depreciation and amortization	88	22
Changes in assets and liabilities:
Decrease (increase) in other current assets	77	(824)
Increase in accrued interest receivable	(136)	(226)
Increase in security deposits	(186)	—
Decrease in other assets	105	35
Increase in accounts payable and accrued expenses	3,222	4,186
Decrease in accrued compensation and related liabilities	(39)	(405)
Increase (decrease) in other liabilities	40	(24)

Net cash used in operating activities	(27,617)	(9,430)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(786)	(45)
Investment in held-to-maturity short-term securities	(45,271)	(24,403)
Proceeds from maturity of held-to-maturity short-term securities	280	109

Net cash used in investing activities	(45,777)	(24,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offerings	115,057	80,393
Offering costs related to public offerings	(7,525)	(5,640)
Proceeds from exercise of options	2,160	218

Net cash provided by financing activities	109,692	74,971

NET INCREASE IN CASH AND CASH EQUIVALENTS	36,298	41,202

Cash and cash equivalents at beginning of period	55,696	14,677

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,994	$55,879

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

NOTE 1 - GENERAL

Basis of Presentation

We are a biopharmaceutical company focused on bringing innovative therapies to market for patients suffering from renal disease. Most of our biopharmaceutical development and substantially all of our administrative operations during the three and six months ended June 30, 2014 and 2013 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Certain prior period amounts in the condensed consolidated financial statements have been altered to conform to the current quarter presentation. As of June 30, 2014, the breakdown of stock-based compensation is presented in Note 3 – Stockholders’ Equity.

Except for 2009, we have incurred substantial operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2014, we have an accumulated deficit of $475.3 million.

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

We have completed a U.S.-based Phase 3 clinical program for Zerenex for the treatment of hyperphosphatemia (elevated phosphate levels) in patients with chronic kidney disease, or CKD, on dialysis, conducted pursuant to a Special Protocol Assessment, or SPA, agreement with the U.S. Food and Drug Administration, or FDA. Our New Drug Application, or NDA, is currently under review by the FDA and was originally assigned a Prescription Drug User Fee Act, or PDUFA, goal date of June 7, 2014. On May 21, 2014, we received notice from the FDA that the PDUFA goal date was extended to September 7, 2014. In addition, in March 2014, we submitted a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, seeking the approval of Zerenex as a treatment for hyperphosphatemia in patients with CKD, including dialysis and non-dialysis dependent CKD, or NDD-CKD. Also in March 2014, the EMA validated our MAA, confirming that the submission is sufficiently complete to begin the formal review process.

We have also completed a U.S.-based Phase 2 study of Zerenex for the management of elevated serum phosphorus levels and iron deficiency anemia in subjects with Stage 3 to 5 NDD-CKD.

In January 2014, we raised approximately $107.5 million, net of underwriting discounts and offering expenses of approximately $7.5 million, in an underwritten public offering. We have a shelf registration statement on Form S-3 filed and declared effective by the SEC in August 2013, which provides for the offering of up to $150 million of common stock and warrants in the aggregate. Subsequent to the underwritten public offering completed in January 2014, there remains approximately $34.9 million of our common stock and warrants available for sale on this shelf registration statement. See Note 3 for additional information.

In January 2014, our Japanese partner, JT and Torii, received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, launched in May 2014 and being marketed in Japan by JT’s subsidiary, Torii, under the brand name Riona®, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including dialysis and NDD-CKD. Under the license agreement with JT and Torii, Keryx received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. Keryx will also receive royalty payments based on a tiered double-digit percentage of net sales of Riona® in Japan escalating up to the mid-teens, as well as up to an additional $55.0 million upon the achievement of certain annual net sales milestones. See Note 4 for additional information.

We currently expect that our existing capital resources combined with future anticipated cash flows will be sufficient to operate our business plan. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with the build-up of pre-launch/launch inventory and capacity expansion, the timing and expenditures associated with the respective regulatory review processes for our U.S. NDA and EU MAA filings, the timing and expenditures associated with pre-commercial/commercial activities related to Zerenex, and the timing, design and conduct of clinical trials for Zerenex. As a result of these factors, we may need to seek significant additional financings to provide the cash necessary to execute our current operations, including the commercialization of Zerenex.

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

The following table summarizes our investment securities at June 30, 2014, and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Short-term investments (held to maturity):
Obligations of domestic governmental agencies (mature between July 2014 and January 2015)	$44,991	$—

Total short-term investment securities	$44,991	$—

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

For arrangements for which royalty revenue information becomes available and collectability is reasonably assured, we recognize revenue during the applicable period earned. When collectability is reasonably assured but a reasonable estimate of royalty revenue cannot be made, the royalty revenue is recognized in the quarter that the licensee provides the written report and related information to us.

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

Income Taxes

As of June 30, 2014, we have U.S. net operating loss carryforwards of approximately $433.5 million which expire from 2019 through 2033. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. Due to our historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

We are not aware of any unrecorded tax liabilities which would materially impact our financial position or our results of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options, as their inclusion would be anti-dilutive for all periods presented. The options outstanding as of June 30, 2014 and 2013, which are not included in the computation of net loss per share amounts, were 5,123,576 and 4,044,100, respectively.

Comprehensive Loss

Comprehensive loss is the same as net loss for all periods presented.

Segment Reporting

We operate in only one reportable segment: the Products segment.

Impairment of Goodwill

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. As of December 31, 2013, management concluded that there was no impairment of our goodwill. For the period ending June 30, 2014, management determined that there were no impairment indicators that would trigger a goodwill impairment analysis.

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

The following table provides the fair value measurements of applicable financial assets as of June 30, 2014:

	Financial assets at fair value as of June 30, 2014
(in thousands)	Level 1	Level 2	Level 3
Money market funds (1)	$61,047	$—	$—
Obligations of domestic governmental agencies (held-to-maturity) (2)	44,991	—	—

Total	$106,038	$—	$—

(1)	Included in cash and cash equivalents on our consolidated balance sheet. The carrying amount of money market funds approximates fair value.
(2)	Amortized cost approximates fair value.

NOTE 3 - STOCKHOLDERS’ EQUITY

Common Stock

On January 22, 2014, we announced the pricing of an underwritten public offering, whereby we sold 7,935,000 shares of our common stock at a price of $14.50 per share for gross proceeds of approximately $115.1 million. Net proceeds from this offering were approximately $107.5 million, net of underwriting discounts and offering expenses of approximately $7.5 million. The shares were sold under a Registration Statement (No. 333-190353) on Form S-3, filed by us with the SEC. This shelf registration statement on Form S-3, filed and declared effective by the SEC in August 2013, provides for the offering of up to $150 million of common stock and warrants in the aggregate. Subsequent to this underwritten public offering, there remains approximately $34.9 million of our common stock and warrants available for sale on this shelf registration statement. We may offer the securities under our shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in our best interests and the best interests of our stockholders.

Equity Incentive Plans

Total shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 642,731 shares at June 30, 2014.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2014:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2013	3,845,370	$5.75	6.2	$28,361,438
Granted	1,678,050	14.32
Exercised	(355,064)	6.08		$3,360,617

Forfeited	(44,780)	9.91
Expired	—	—

Outstanding at June 30, 2014	5,123,576	$8.50	7.0	$35,462,229

Vested and expected to vest at June 30, 2014	5,042,671	$8.45	7.0	$35,157,574

Exercisable at June 30, 2014	2,676,004	$5.47	5.1	$26,523,370

Upon the exercise of stock options, we issue new shares of our common stock. As of June 30, 2014, 192,500 options issued to employees and 50,000 options issued to consultants are unvested, milestone-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under our incentive plans. The time-vesting restricted stock grants vest primarily over a period of three years. The following table summarizes restricted share activity for the six months ended June 30, 2014:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value
Outstanding at December 31, 2013	1,420,930	$5.27	$18,401,044
Granted	826,558	14.07
Vested	(259,970)	5.64	$3,554,154

Forfeited	(19,080)	8.40

Outstanding at June 30, 2014	1,968,438	$8.89	$30,274,576

As of June 30, 2014, 455,000 and 200,000 shares of restricted stock issued to employees and consultants, respectively, are unvested, milestone-based shares.

On September 14, 2009, we entered in an employment agreement with Ron Bentsur, our Chief Executive Officer, which was amended on January 13, 2012, and further amended on June 11, 2013. The agreement, as amended, terminates on May 20, 2015, subject to certain early termination events. As of June 30, 2014, Mr. Bentsur has been granted a total of 750,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In addition, as of June 30, 2014, Mr. Bentsur has the opportunity to earn certain milestone awards as follows:

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

Stock-Based Compensation

We incurred $2,604,000 and $638,000 of non-cash compensation expense related to equity incentive grants during the three months ended June 30, 2014 and 2013, respectively, and $5,156,000 and $1,219,000 during the six months ended June 30, 2014 and 2013, respectively. The following table reflects stock-based compensation expense for the three- and six-month periods ended June 30, 2014 and 2013:

Stock-Based Compensation	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Research and development	$266	$243	$1,070	$434
General and administrative	2,338	395	4,086	785

Total stock-based compensation expense	$2,604	$638	$5,156	$1,219

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

Black-Scholes Option Valuation Assumptions	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Risk-free interest rates	2.0%	0.7%	2.0%	0.6%
Dividend yield	—	—	—	—
Volatility	102.7%	103.4%	103.8%	102.7%
Weighted-average expected term	6.0 years	3.3 years	6.0 years	3.8 years

The weighted average grant date fair value of options granted for the three months ended June 30, 2014 and 2013 was $11.86 and $5.24 per option, respectively, and for the six months ended June 30, 2014 and 2013 was $11.57 and $3.43 per option. We used historical information to estimate forfeitures within the valuation model. As of June 30, 2014, there was $18.5 million and $12.6 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.6 years and 2.5 years, respectively. These amounts do not include, as of June 30, 2014, 242,500 options outstanding and 655,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones, such as FDA approval of our drug candidate and change in control. Stock-based compensation will be measured and recorded if and when it is probable that the milestone will occur.

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

In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, launched in May 2014 and being marketed in Japan by JT’s subsidiary, Torii Pharmaceutical Co., Ltd., under the brand name Riona®, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, Keryx received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. As a result, we recorded license revenue of $10.0 million in accordance with our revenue recognition policy, which is included in the six months ended June 30, 2014. Keryx will also receive royalty payments based on a tiered double-digit percentage of net sales of Riona® in Japan escalating up to the mid-teens, as well as up to an additional $55.0 million upon the achievement of certain annual net sales milestones. In accordance with our revenue recognition policy, royalty revenues will be recognized in the quarter that JT and Torii provide their written report and related information to us regarding sales of Riona®, which generally will be one quarter following the quarter in which the underlying sales by JT and Torii occurred.

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

OVERVIEW

We are a biopharmaceutical company focused on bringing innovative therapies to market for patients suffering from renal disease. We are developing ZerenexTM (ferric citrate), an oral, ferric iron-based compound. We have completed a U.S.-based Phase 3 clinical program for Zerenex for the treatment of hyperphosphatemia (elevated phosphate levels) in patients with chronic kidney disease, or CKD, on dialysis, conducted pursuant to a Special Protocol Assessment, or SPA, agreement with the U.S. Food and Drug Administration, or FDA. Our New Drug Application, or NDA, is currently under review by the FDA and was originally assigned a Prescription Drug User Fee Act, or PDUFA, goal date of June 7, 2014. On May 21, 2014, we received notice from the FDA that the PDUFA goal date was extended to September 7, 2014. In addition, in March 2014, we submitted a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, seeking the approval of Zerenex as a treatment for hyperphosphatemia in patients with CKD, including dialysis and non-dialysis dependent CKD, or NDD-CKD. Also in March 2014, the EMA validated our MAA, confirming that the submission is sufficiently complete to begin the formal review process.

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

RECENT DEVELOPMENTS

ZerenexTM (ferric citrate)

In April 2014, we announced that the EMA has determined that our MAA seeking the approval of Zerenex as a treatment for hyperphosphatemia in patients with CKD, including dialysis- and non-dialysis-dependent CKD, is valid. Validation of the MAA confirms that the submission is sufficiently complete to begin the formal review process. In July 2014, as part of the standard review process, we received Day 120 questions from the EMA related to our MAA. The EMA’s review of the application will follow the centralized marketing authorization procedure. If approved by the EMA, Zerenex will receive marketing authorization in all 27-member states of the European Union, as well as in Norway, Liechtenstein and Iceland.

In May 2014, we received notice from the FDA that the PDUFA goal date for Zerenex was extended to September 7, 2014.

In July 2014, we announced the publication of results from the long-term pivotal Phase 3 study of Zerenex in the Journal of the American Society of Nephrology.

In July 2014, we completed the long-term open label extension, or OLE, study for Zerenex in dialysis-dependent CKD patients. Patients who had participated in and successfully completed the long-term pivotal Phase 3 study were eligible for enrollment in the 48-week OLE study, providing for cumulative exposure to Zerenex of up to two years. Patients in the OLE study (n=168) were titrated to achieve and maintain serum phosphorus levels within a range of 3.5 to 5.5 mg/dL, with a maximum daily dose of 12 grams per day of Zerenex. Data from this study showed that Zerenex effectively controlled serum phosphorus within the National Kidney Foundation Kidney Disease Outcomes Quality Initiative, or KDOQI, guidelines suggested range of 3.5 to 5.5 mg/dL and increased iron in patients, as measured by transferrin saturation and serum ferritin levels. Additionally, use of IV iron and erythropoiesis stimulating agents, or ESAs, decreased over the course of this extension study, with 85% of patients not receiving any IV iron in the last 12 weeks of the study. Importantly, the safety profile observed in the OLE study was consistent with that seen in the long-term pivotal Phase 3 study and there were no clinically meaningful changes in liver enzymes or aluminum levels over the course of the study. We plan to submit the full data from the OLE study as an abstract to a major medical meeting.

GENERAL CORPORATE

We have devoted substantially all of our efforts to the identification, in-licensing, development and partnering of drug candidates, and have incurred negative cash flow from operations each year since our inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our product development efforts, our clinical trials, pre-commercial/commercial, partnership and licensing activities. We have not yet commercialized a drug candidate and cannot be sure if we will ever be able to do so. Even if we commercialize a drug candidate, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain regulatory approval for our drug candidate, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug candidate. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate.

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

For arrangements for which royalty revenue information becomes available and collectability is reasonably assured, we recognize revenue during the applicable period earned. When collectability is reasonably assured but a reasonable estimate of royalty revenue cannot be made, the royalty revenue is recognized in the quarter that the licensee provides the written report and related information to us. Based on our agreement with JT and Torii, and in accordance with our revenue recognition policy, royalty revenues will be recognized in the quarter that JT and Torii provide their written report and related information to us regarding sales of Riona®, which generally will be one quarter following the quarter in which the underlying sales by JT and Torii occurred.

We have not earned any revenues from the commercial sale of any drug candidate.

Our research and development expenses consist primarily of salaries and related personnel costs, including stock-based compensation, fees paid to consultants and outside service providers for clinical and laboratory development, manufacturing, including pre-launch inventory, regulatory, facilities-related and other expenses relating to the design, development, manufacture, testing, and enhancement of our drug candidates and technologies, as well as expenses related to in-licensing of new product candidates. We expense our research and development costs as they are incurred.

Our general and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executive, finance, sales, marketing and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, pre-commercial activities and facilities-related expenses.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2014 and June 30, 2013

License Revenue. There was no license revenue for the three months ended June 30, 2014 and 2013. We will receive royalty payments based on a tiered double-digit percentage of net sales of Riona® in Japan escalating up to the mid-teens, and we anticipate recognizing royalty revenue during the third quarter of 2014 for sales made by Torii in the second quarter of 2014. We may also receive up to an additional $55 million upon the achievement of certain annual net sales milestones.

Research and Development Expenses. Research and development expenses increased by $3,098,000 to $10,275,000 for the three months ended June 30, 2014, as compared to $7,177,000 for the three months ended June 30, 2013. The increase in research and development expenses was due primarily to a $2,954,000 increase in research and development expenses related to our Zerenex program, including costs associated with manufacturing of pre-launch inventory and capacity expansion. The three months ended June 30, 2014, included $266,000 of stock-based compensation expense. We expect our research and development expenses in 2014 to increase due to the continued build-up of pre-launch inventory and capacity expansion for Zerenex, the expected initiation of a pivotal Phase 3 study for Zerenex in NDD-CKD patients, and anticipated additional milestone payments to Panion.

General and Administrative Expenses. General and administrative expenses increased by $7,991,000 to $12,268,000 for the three months ended June 30, 2014, as compared to $4,277,000 for the three months ended June 30, 2013. The increase was primarily related to a $3,239,000 increase in pre-commercial activities and associated personnel costs in preparation for the potential commercialization of Zerenex. Stock-based compensation expense increased by $1,943,000 to $2,338,000 for the three months ended June 30, 2014, as compared to $395,000 for the three months ended June 30, 2013, due to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards. We expect our general and administrative costs to increase in 2014 related to pre-launch preparations and the potential launch of Zerenex following marketing approval.

Interest and Other Income, Net. Interest and other income, net, increased by $33,000 to $129,000 for the three months ended June 30, 2014, as compared to $96,000 for the three months ended June 30, 2013. The increase was due to a higher level of invested funds in our investment portfolio following our January 2014 public offering.

Six months ended June 30, 2014 and June 30, 2013

License Revenue. License revenue for the six months ended June 30, 2014 was $10.0 million due to the recognition of a non-refundable milestone payment in January 2014 related to JT and Torii’s achievement of marketing approval in Japan. License revenue for the six months ended June 30, 2013 was $7.0 million due to the recognition of a non-refundable milestone payment received in January 2013 from JT and Torii following their filing of their NDA with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan. We will also receive royalty payments based on a tiered double-digit percentage of net sales of Riona® in Japan escalating up the mid-teens, and we anticipate recognizing royalty revenue during the third quarter of 2014 for sales made by Torii in the second quarter of 2014. We may also receive up to an additional $55 million upon the achievement of certain annual net sales milestones.

Research and Development Expenses. Research and development expenses increased by $13,027,000 to $26,634,000 for the six months ended June 30, 2014, as compared to $13,607,000 for the six months ended June 30, 2013. The increase in research and development expenses was due primarily to a $12,106,000 increase in research and development expenses related to our Zerenex program, including costs associated with manufacturing of pre-launch inventory and capacity expansion and the submission of our MAA filing. The six months ended June 30, 2014, also includes a $2.0 million one-time milestone payment to Panion & BF Biotech, Inc., the licensor of Zerenex, for JT and Torii’s achievement of the Japanese marketing approval milestone in January 2014. The six months ended June 30, 2014, included $1,070,000 of stock-based compensation expense. We expect our other research and development expenses in 2014 to increase due to the continued build-up of pre-launch inventory and capacity expansion for Zerenex, the expected initiation of a pivotal Phase 3 study for Zerenex in NDD-CKD CKD patients, and anticipated additional milestone payments to Panion.

General and Administrative Expenses. General and administrative expenses increased by $12,555,000 to $19,560,000 for the six months ended June 30, 2014, as compared to $7,005,000 for the six months ended June 30, 2013. The increase was primarily related to a $5,434,000 increase in pre-commercial activities and associated personnel costs in preparation for the potential commercialization of Zerenex. Stock-based compensation expense increased by $3,301,000 to $4,086,000 for the six months ended June 30, 2014, as compared to $785,000 for the six months ended June 30, 2013, due to the recording of the fair value of equity awards granted to general and administrative personnel and directors, which are expensed over the vesting periods of the individual awards. We expect our general and administrative costs to increase in 2014 related to pre-launch preparations and the potential launch of Zerenex following marketing approval.

Interest and Other Income, Net. Interest and other income, net, increased by $51,000 to $250,000 for the six months ended June 30, 2014, as compared to $199,000 for the six months ended June 30, 2013. The increase was due to a higher level of invested funds in our investment portfolio following our January 2014 public offering.

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

On January 22, 2014, we announced the pricing of an underwritten public offering, whereby we sold 7,935,000 shares of our common stock at a price of $14.50 per share for gross proceeds of approximately $115.1 million. Net proceeds from this offering were approximately $107.5 million, net of underwriting discounts and offering expenses of approximately $7.5 million. The shares were sold under a Registration Statement (No. 333-190353) on Form S-3, filed by us with the SEC. This shelf registration statement on Form S-3, filed and declared effective by the SEC in August 2013, provides for the offering of up to $150 million of common stock and warrants in the aggregate. Subsequent to this underwritten public offering, there remains approximately $34.9 million of our common stock and warrants available for sale on this shelf registration statement. We may offer the securities under our shelf registration statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in our best interests and the best interests of our stockholders.

In January 2014, our Japanese partner, JT and Torii, received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, launched in May 2014 and being marketed in Japan by JT’s subsidiary, Torii, under the brand name Riona®, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including dialysis and NDD-CKD. Under the license agreement with JT and Torii, Keryx received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. Keryx will also receive royalty payments based on a tiered double-digit percentage of net sales of Riona® in Japan escalating up to the mid-teens, as well as up to an additional $55.0 million upon the achievement of certain annual net sales milestones.

As of June 30, 2014, we had $137.1 million in cash, cash equivalents, short-term investments and interest receivable, an increase of $81.4 million from December 31, 2013. We currently expect that our existing capital resources combined with future anticipated cash flows will be sufficient to operate our business plan. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with the build-up of pre-launch/launch inventory and capacity expansion, the timing and expenditures associated with the respective regulatory review processes for our U.S. NDA and EU MAA filings, the timing and expenditures associated with pre-commercial/commercial activities related to Zerenex, and the timing, design and conduct of clinical trials for Zerenex. As a result of these factors, we may need to seek significant additional financings to provide the cash necessary to execute our current operations, including the commercialization of Zerenex.

Net cash used in operating activities for the six months ended June 30, 2014 was $27.6 million, as compared to $9.4 million for the six months ended June 30, 2013. This increase in net cash used in operating activities was primarily related to increased Zerenex development and pre-commercial expenditures.

For the six months ended June 30, 2014, net cash used in investing activities was $45.8 million, as compared to $24.3 million for the six months ended June 30, 2013. The increase in net cash used in investing activities was primarily due to our investments in held-to-maturity short-term securities following our public offering of common stock in January 2014.

For the six months ended June 30, 2014, net cash provided by financing activities was $109.7 million as compared to $75.0 million for the six months ended June 30, 2013. The increase was primarily related to $107.5 million of net proceeds received from our public offering of common stock in January 2014, as compared to $74.8 million of net proceeds received from our public offering of common stock in January 2013.

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

As of June 30, 2014, we have the following operating lease obligations, which include our office leases in New York and Boston.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$3,056,000	$1,489,000	$1,567,000	$—	$—

Total	$3,056,000	$1,489,000	$1,567,000	$—	$—

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

For arrangements for which royalty revenue information becomes available and collectability is reasonably assured, we recognize revenue during the applicable period earned. When collectability is reasonably assured but a reasonable estimate of royalty revenue cannot be made, the royalty revenue is recognized in the quarter that the licensee provides the written report and related information to us.

We recognize other revenues at the time such fees and payments are earned.

Accounting for Pre-Approval Inventory Expenditures. Pre-approval inventory expenditures are recorded as research and development expenses as incurred. The capitalization of inventory for our product candidate will commence when it is probable that our product will be approved for commercial marketing.

Accounting Related to Goodwill. As of June 30, 2014, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of June 30, 2014, our portfolio of financial instruments consists of cash equivalents and short-term interest bearing securities, including government debt and money market funds. The average duration of all of our held-to-maturity investments held as of June 30, 2014, was less than 12 months. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2014, we had an accumulated deficit of $475.3 million. As we continue our research and development and pre-commercial efforts, we will incur increasing losses. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidate, Zerenex (ferric citrate).

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

We are developing Zerenex (ferric citrate), an oral, ferric iron-based compound that has the capacity to bind to phosphate and form non-absorbable complexes. We have completed a U.S.-based Phase 3 clinical program for Zerenex for the treatment of hyperphosphatemia (elevated phosphate levels) in patients with chronic kidney disease, or CKD, on dialysis, conducted pursuant to a Special Protocol Assessment, or SPA, agreement with the Food and Drug Administration, or FDA, and the Company’s New Drug Application, or NDA, was submitted to the FDA for review in August 2013. On October 7, 2013, the FDA accepted for review the NDA that we submitted for Zerenex. We subsequently received the Filing Review Notification, also referred to as the Day 74 letter, which designated a standard 10-month review timeline and a FDA Prescription Drug User Fee Act, or PDUFA, goal date of June 7, 2014, which is the date by which the FDA intended to complete its review and issue a determination. On May 21, 2014, we received notice from the FDA that the PDUFA goal date was extended to September 7, 2014.

In May 2011, we announced positive Scientific Advice from the European Medicines Agency, or EMA, for the development of Zerenex for the management and control of serum phosphorus in CKD patients undergoing dialysis, and in non-dialysis dependent CKD patients. The Scientific Advice from the EMA indicates that our successful Phase 3 program in dialysis in the U.S., in conjunction with safety data generated from other clinical studies with Zerenex, will be considered sufficient to support a European marketing authorization application, or MAA, to the EMA for the indication in CKD patients on dialysis. The Scientific Advice also provided us with a regulatory path forward in the non-dialysis dependent CKD setting in Europe. As a result, we believe that since our Phase 3 program in dialysis, and Phase 2 study in non-dialysis dependent CKD, in the U.S. were successful, we will not need to conduct any additional clinical trials to assess the safety or efficacy of Zerenex in order to obtain European approval in CKD, including the dialysis and non-dialysis dependent CKD settings. Accordingly, in March 2014, we submitted a MAA with the EMA for both dialysis and NDD-CKD, which was validated by the EMA in March 2014. Scientific Advice is legally non-binding and is based on the current scientific knowledge, which may be subject to future changes. Many companies which have been provided with positive Scientific Advice by the EMA have ultimately failed to obtain approval of an MAA for their drugs. Additionally, even if the primary endpoint in a Phase 3, or other pivotal, clinical trial is achieved, the Scientific Advice does not guarantee approval. The EMA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power and analyses, patient demographics, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision, which may delay or prevent EMA approval of Zerenex.

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

Additionally, our March 2014 MAA submission to the EMA was our first MAA filing in Europe. During the regulatory review process, regulatory agencies will typically ask questions of drug sponsors, such as the Day 120 questions which we recently received from the EMA. To date, in both the NDA review process by the FDA and the MAA review process by the EMA, we have endeavored to answer all such questions in a timely and complete fashion; however, we cannot assure you that our answers to such questions were, and will continue to be, complete and to the satisfaction of the regulatory agencies. If certain questions asked have not been fully and satisfactorily answered by us, approval of our filings may be delayed, or the filings may be rejected.

We have conducted two Phase 3 clinical trials initiated in May 2010 and September 2010 for Zerenex as a treatment of hyperphosphatemia in patients with end-stage renal disease pursuant to a SPA agreement with the FDA. Many companies which have been granted SPAs have ultimately failed to obtain final approval to market their drugs. Since we are seeking approval for Zerenex under a SPA, based on protocol designs negotiated with, and agreed to by, the FDA, we may be subject to enhanced scrutiny. Regardless of the success of our Phase 3 clinical trials, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power and analyses, patient demographics, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision. Additionally, the regulatory approval of new therapies, and other clinical trial results from potential competitors in our proposed indication, could invalidate our SPA agreement, or require us to conduct additional, expensive clinical trials in order to obtain regulatory approval.

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

We have not received, and may never receive, regulatory approval for the commercial sale of any drug candidate. We may need to conduct significant additional research and human testing before we receive product approvals with the FDA, EMA or with regulatory authorities of other countries. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product. It requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. The FDA, EMA or a regulatory authority of another country, as applicable, may pose additional questions or request further toxicological, drug-drug interaction, pre-clinical or clinical data or substantiation. For example, while ferric citrate is a Generally Recognized as Safe, or GRAS, substance in the U.S., and the FDA and EMA have not requested us to conduct a two-year carcinogenicity study in animals, there is no assurance that the FDA, EMA or some other regulatory authority will not ask us to conduct such a study in order to obtain regulatory approval. In addition, the FDA and EMA have not requested us to conduct reproductive toxicity, genotoxicity and single-dose toxicity studies and we are referencing such studies from the published scientific literature in our regulatory submissions. However, we can provide no assurance that the FDA or EMA will not ask us to conduct additional studies. Similarly, while the results of drug-drug interaction studies conducted in vitro were submitted in the NDA and the MAA, during the NDA review process, the FDA requested that we conduct additional in-vitro drug-drug interaction studies. While we believe that we completed the requested in-vitro studies in a timely manner, and submitted the studies to the FDA prior to the target PDUFA date, we cannot assure you that such studies were completed to the satisfaction of the FDA. In addition, while no requests have been made by the FDA or EMA for in-vivo (human) drug-drug interaction studies, we cannot assure you that the FDA or EMA will not request such studies in the future. During its review, the FDA has also asked us several questions to clarify components of our CMC submission, to which we have submitted responses. While we believe that we have answered these questions sufficiently, we cannot assure you that the FDA will not have additional questions that could negative impact the NDA review. We also recently received Day 120 questions from the EMA on our MAA. We will be working on responses to the EMA’s questions and intend to submit such responses expeditiously, but we cannot assure you that we will answer these questions to the EMA’s satisfaction or that the EMA will not have additional questions as part of the MAA review. Consequently, it may take us many years to complete the testing of our drug candidate and failure can occur at any stage of this process. Negative, inconclusive, or insufficient results or medical events during a pre-clinical or clinical trial could cause us to delay or terminate our development efforts. Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies.

Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding and liver toxicities that have been seen in some high-dose, ferric citrate canine studies, may require us to perform additional safety studies or analyses, which could delay the development of the drug or lead to a decision to discontinue development of the drug. We have submitted to the FDA and EMA data from our short-term and long-term rat and canine pre-clinical studies for Zerenex. While the FDA and EMA have reviewed the data from these studies and we have conducted our Phase 3 clinical program for CKD patients on dialysis, and Phase 2 study in non-dialysis dependent CKD patients, we can provide no assurance that the FDA or EMA will not raise any safety concerns in the future from these studies. Drug candidates in the later stages of clinical development may fail to show the desired traits of safety and efficacy despite positive results in earlier clinical testing. Moreover, the risk remains that the safety and efficacy data from our pivotal Phase 3 program for dialysis dependent CKD patients may be insufficiently persuasive for the approval of the drug, or may raise safety concerns that may prevent approval of the drug, for the indication sought. The risk also remains that a clinical program conducted by one of our partners may raise efficacy or safety concerns that may prevent approval of the drug. In addition, qualitative, quantitative and statistical interpretation of any of the prior pre-clinical and clinical safety and efficacy data of our drug candidate may be viewed as flawed by the FDA, EMA or any other regulatory agency. In addition, there can be no assurance that safety and/or efficacy concerns from the prior data were not overlooked or misinterpreted by us or our consultants, which in subsequent, larger studies might appear and prevent approval of such drug candidate. In addition, top-line results reported on completed clinical trials, such as those from our long-term open label extension, or OLE, study for Zerenex in dialysis-dependent CKD patients, are based on a preliminary analysis of then available data (both safety and efficacy) and there is the risk that such findings and conclusions could change following a more comprehensive review of the data by a regulatory authority. For example, in January 2013, we announced successful top-line results from our long-term Phase 3 study of Zerenex for the treatment of elevated serum phosphorus levels, or hyperphosphatemia, in patients with ESRD on dialysis. Updated results from the study were presented in June 2013 at the World Congress of Nephrology. We can provide no assurance that our findings and conclusions from our long-term Phase 3 study of Zerenex or from our long-term OLE study for Zerenex in dialysis-dependent CKD patients will not change following a more comprehensive review of the data by a regulatory authority.

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

As of July 30, 2014, we had 88 full and part-time employees. To successfully develop our drug candidate, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel, in particular, Ron Bentsur, our Chief Executive Officer and Greg Madison, our Chief Operating Officer, our ability to continue to execute on our business plan could be materially impaired. Although we have employment agreements with Mr. Bentsur and Mr. Madison, such agreements do not prevent either of them from terminating their respective employment with us.

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

The development, manufacturing, pricing, sale, marketing, and reimbursement of our product(s), together with our general operations, are subject to extensive regulation by federal, state and other authorities within the U.S. and numerous entities outside of the U.S. We are a relatively small company with 88 full and part-time employees as of July 30, 2014. We also have significantly fewer employees than many other companies that have a product candidate in clinical development, and we rely heavily on third parties to conduct many important functions. While we believe that our corporate compliance program is sufficient to ensure compliance with applicable regulations, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, issuance of an enforcement or warning letter, restrictions on our product or manufacturing processes, withdrawal of product(s) from the market, significant fines, or other sanctions or litigation.

Risks related to our financial condition

Our existing capital resources may not be adequate to finance our operating cash requirements for the length of time that we have estimated.

We currently expect that our existing capital resources combined with future anticipated cash flows will be sufficient to operate our business plan. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with the build-up of pre-launch/launch inventory and capacity expansion, the timing and expenditures associated with the respective regulatory review processes for our U.S. NDA and EU MAA filings, the timing and expenditures associated with pre-commercial/commercial activities related to Zerenex, and the timing, design and conduct of clinical trials for Zerenex. As a result of these factors, we may need to seek significant additional financings to provide the cash necessary to execute our current operations, including the commercialization of Zerenex.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended September 30, 2004, filed on August 12, 2004, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002, and incorporated herein by reference.

3.3	Amendment Number 2 to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007, filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 9, 2007 and incorporated herein by reference.

3.4	Amendment Number 3 to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc. dated June 18, 2013, filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 2, 2013 and incorporated herein by reference.

10.1†	Keryx Biopharmaceuticals, Inc. Third Amended and Restated Directors Equity Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2014.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2014.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2014.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2014.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: August 7, 2014	By:	/s/ James F. Oliviero, CFA
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.1†	Keryx Biopharmaceuticals, Inc. Third Amended and Restated Directors Equity Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2014.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2014.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2014.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2014.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

†	Indicates management contract or compensatory plan or arrangement.