Form 10-Q
period 2015-03-31
KERYX BIOPHARMACEUTICALS INC
filed 2015-05-04
CIK 1114220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

There were 103,596,271 shares of the registrant’s common stock, $0.001 par value, outstanding as of April 20, 2015.

KERYX BIOPHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “project” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	estimates regarding market size and projected growth, as well as our expectation of market acceptance of AuryxiaTM (ferric citrate);

•	expectations for increases or decreases in expenses;

•	expectations for pre-clinical and clinical development and regulatory progress, including our pending Marketing Authorization Application with the European Medicines Agency, manufacturing, regulatory approval, and commercialization (including market acceptance) of Auryxia or any other products that we may acquire or in-license;

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations regarding our ability to successfully market Riona® through our Japanese partner, Japan Tobacco, Inc. and Torii Pharmaceutical Co., Ltd.;

•	expectations regarding our ability to successfully develop Auryxia for the treatment of iron deficiency anemia in non-dialysis chronic kidney disease patients;

•	expectations that the European Medicines Agency will concur with our interpretation of our registration studies in End Stage Renal Disease and non-dialysis dependent chronic kidney disease, supportive data, conduct of such studies, or any other part of our Marketing Authorization Application submission;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations of the scope of patent protection with respect to Auryxia;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	estimates of the sufficiency of our existing cash and cash equivalents to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•	expected losses; and

•	expectations for future capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.

Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014

(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$168,836	$74,284
Short-term investment securities	—	11,508
Interest receivable	—	48
Inventory	27,242	7,830
Accounts receivable, net	1,283	834
Other current assets	3,388	4,092

Total current assets	200,749	98,596
Property, plant and equipment, net	1,455	1,532
Goodwill	3,208	3,208
Other assets, net	307	292

Total assets	$205,719	$103,628

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$33,069	$24,146
Accrued compensation and related liabilities	2,573	4,751
Deferred revenue	714	414

Total current liabilities	36,356	29,311
Deferred tax liability	722	700
Other liabilities	99	133

Total liabilities	37,177	30,144

Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (130,000,000 shares authorized, 103,700,385 and 92,758,789 shares issued, 103,620,437 and 92,678,841 shares outstanding at March 31, 2015 and December 31, 2014, respectively)	104	93
Additional paid-in capital	747,392	624,606
Treasury stock, at cost, 79,948 shares at March 31, 2015 and December 31, 2014, respectively	(357)	(357)
Accumulated deficit	(578,597)	(550,858)

Total stockholders’ equity	168,542	73,484

Total liabilities and stockholders’ equity	$205,719	$103,628

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Operations

for the three months ended March 31, 2015 and 2014 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2015	2014
Revenues:
Product revenue, net	$422	$—
License revenue	753	10,000

Total Revenues	1,175	10,000

Operating expenses:
Cost of goods sold	76	—
License expenses	452	—
Research and development	9,591	16,359
Selling, general and administrative	18,880	7,292

Total operating expenses	28,999	23,651

Operating loss	(27,824)	(13,651)

Interest and other income, net	107	121

Loss before income taxes	(27,717)	(13,530)

Income taxes	22	—

Net loss	$(27,739)	$(13,530)

Basic and diluted net loss per common share	$(0.28)	$(0.15)

Weighted average shares used in computing basic and diluted net loss per common share	100,553,490	88,517,437

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

for the three months ended March 31, 2015 (Unaudited)

(in thousands, except share amounts)

	Common stock			Additional paid-in Capital	Treasury stock		Accumulated deficit	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2014	92,758,789	$93		$624,606	79,948	$(357)	$(550,858)	$73,484
Changes during the period:
Issuance of common stock in public offering (net of offering costs of $8,216)	10,541,667	11		118,273	—	—	—	118,284
Issuance of restricted stock	399,000	—	*	—	—	—	—	—	*
Forfeiture of restricted stock	(17,696)	(—	)*	—	—	—	—	(—	)*
Issuance of common stock in connection with exercise of options	18,625	—	*	97	—	—	—	97
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		4,416	—	—	—	4,416
Net loss	—	—		—	—	—	(27,739)	(27,739)

Balance at March 31, 2015	103,700,385	$104		$747,392	79,948	$(357)	$(578,597)	$168,542

*	Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows

for the three months ended March 31, 2015 and 2014 (Unaudited)

(in thousands)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,739)	$(13,530)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock compensation expense	4,321	2,552
Depreciation and amortization	138	32
Deferred income taxes	22	—
Changes in assets and liabilities:
Decrease (increase) in other current assets	704	(13)
Increase in accounts receivable, net	(449)	—
Decrease (increase) in accrued interest receivable	48	(195)
Increase in inventory	(19,317)	—
(Increase) decrease in other assets	(15)	64
Increase in accounts payable and accrued expenses	8,923	1,951
Decrease in accrued compensation and related liabilities	(2,178)	(910)
Increase in deferred revenue	300	—
(Decrease) increase in other liabilities	(34)	3

Net cash used in operating activities	(35,276)	(10,046)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(61)	(221)
Investment in held-to-maturity short-term securities	—	(49,772)
Proceeds from maturity of held-to-maturity short-term securities	11,508	107

Net cash provided by (used in) investing activities	11,447	(49,886)

CASH FLOWS FROM FINANCING ACTIVITIES

Gross proceeds from public offerings	126,500	115,057
Offering costs related to public offerings	(8,216)	(7,460)
Proceeds from exercise of options	97	1,896

Net cash provided by financing activities	118,381	109,493

NET INCREASE IN CASH AND CASH EQUIVALENTS	94,552	49,561

Cash and cash equivalents at beginning of period	74,284	55,696

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$168,836	$105,257

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

NOTE 1 – GENERAL

Basis of Presentation

We are a biopharmaceutical company focused on bringing innovative therapies to market for patients suffering from renal disease. Most of our biopharmaceutical development and substantially all of our administrative operations during the three months ended March 31, 2015 and 2014 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Certain prior period amounts in the condensed consolidated financial statements have been altered to conform to the current quarter presentation. As of September 30, 2014, we removed the non-cash compensation disclosures from our consolidated statements of operations and, instead, present the amounts of non-cash compensation included in cost of goods sold, selling, general and administrative expenses and research and development expenses in the accompanying notes to the consolidated financial statements. See Note 4 – Stockholders’ Equity.

Except for 2009, we have incurred substantial operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2015, we have an accumulated deficit of $578.6 million.

Our first product, AuryxiaTM (ferric citrate), an oral, absorbable iron-based compound, received marketing approval from the U.S. Food and Drug Administration (“FDA”), in September 2014 for the control of serum phosphorus levels in patients with chronic kidney disease (“CKD”) on dialysis. Auryxia, which was launched in late December 2014, is being marketed in the U.S. through our specialty salesforce and commercial infrastructure. We currently have approximately 60 sales representatives in the field calling on approximately 5,000 target nephrologists.

Our Japanese partner, Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co. Ltd. (“Torii”), received manufacturing and marketing approval of ferric citrate in January 2014 from the Japanese Ministry of Health, Labour and Welfare as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including dialysis and non-dialysis dependent CKD (“NDD-CKD”). JT’s subsidiary, Torii, launched the product under the brand name Riona® in May 2014. Under the license agreement with JT and Torii, we received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. We also receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens, as well as up to an additional $55.0 million upon the achievement of certain annual net sales milestones. We owe a mid-single digit percentage of net sales royalty to the licensor of ferric citrate associated with net sales of Riona in Japan. See Note 5 for additional information.

We have also submitted, in March 2014, a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) for the approval of Auryxia in patients with CKD, including dialysis and NDD-CKD. Also in March 2014, the EMA validated our MAA, confirming that the submission is sufficiently complete to begin the formal review process. The regulatory review of our MAA submission is ongoing.

In September 2014, we announced the initiation of a pivotal Phase 3 study of Auryxia for the treatment of iron deficiency anemia (“IDA”) in patients with Stage 3-5 NDD-CKD. This study’s primary endpoint is the between group comparison of the proportion of patients achieving a 1 g/dL or greater increase in hemoglobin at any point during the 16-week randomized period.

Currently, our only product is Auryxia. In January 2015, we began to recognize product revenue based on prescription sales of Auryxia in the U.S. We may engage in business development activities that include seeking strategic relationships for Auryxia, as well as evaluating other compounds and companies for in-licensing or acquisition. In addition, we have generated, and expect to continue to generate, revenue from the sublicensing of rights to Auryxia in Japan to our Japanese partner, JT and Torii.

Our major sources of cash have been proceeds from various public and private offerings of our common stock, option and warrant exercises, interest income, and from the upfront and milestone payments from our Sublicense Agreement with JT and Torii and miscellaneous payments from our other prior licensing activities. Prior to the launch of Auryxia in late December 2014, we have not commercialized any drug, and we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain additional regulatory approvals for our drug, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug alone or in partnership. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from Auryxia.

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

We currently expect that our existing capital resources combined with future anticipated cash flows will be sufficient to execute our business plan. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia and the magnitude of cash received from product sales, the timing and expenditures associated with the build-up of inventory and capacity expansion, the timing and expenditures associated with the regulatory review process for our EU MAA filing, and the timing, design and conduct of clinical trials for Auryxia. As a result of these factors, we may need to seek additional financings to provide the cash necessary to execute our current operations, including beyond the initial commercialization of Auryxia, and to develop any drug candidates we may in-license or acquire.

Our common stock is listed on the Nasdaq Capital Market and trades under the symbol “KERX.”

Corporate

In January 2015, we announced the transitioning of the role of Chief Executive Officer from Ron Bentsur to Greg Madison. Mr. Madison joined Keryx in February 2014 as Executive Vice President and Chief Operating Officer to transition Keryx from a development-stage organization into a fully integrated commercial entity, bringing to Keryx a wealth of relevant expertise in both the phosphate binder and iron deficiency anemia markets. In March 2015, Mr. Madison was appointed to our Board of Directors. Mr. Madison assumed the Chief Executive Officer role following the resignation of Mr. Bentsur on April 30, 2015.

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

In April 2015, we announced the appointment of John F. Neylan, M.D., as our Chief Medical Officer.

In April 2015, we signed a new lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94 month term commencing May 1, 2015, at an average rent of approximately $123,600 per month. The new lease will replace our current subleased space in the same building, which term expires on December 31, 2015.

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

In May 2014, the Financial Accounting Standards Board issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. We are currently assessing the method of adoption and the expected impact the new standard will have on our financial position and results of operations.

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

The following table summarizes our investment securities at March 31, 2015, and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Short-term investments (held to maturity):
Obligations of domestic governmental agencies	$—	$11,508

Total short-term investment securities	$—	$11,508

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

Accounts Receivable, net

We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts we expect our customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There was no allowance for doubtful accounts at March 31, 2015 and December 31, 2014.

Revenue Recognition

Our commercial launch of Auryxia occurred in late December 2014. We sell product to a limited number of major wholesalers, our Distributors, as well as certain pharmacies, or collectively, our Customers. Our Distributors resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. In accordance with GAAP, our revenue recognition policy requires that: (i) there is persuasive evidence that an arrangement exists between us and the Customer, (ii) delivery has occurred, (iii) collectability is reasonably assured and (iv) the price is fixed or determinable. Until we have the ability to reliably estimate returns of Auryxia from our Customers, revenue will be recognized based on the resale of Auryxia for the purposes of filling patient prescriptions, and not based on sales from us to such Customers. Consistent with industry practice, once we achieve sufficient history such that we can reliably estimate returns based on sales to our Customers, we anticipate that our revenues will be recognized based on sales to our Customers. We currently defer Auryxia revenue recognition until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product). The deferred revenue is recorded net of discounts, rebates, and chargebacks. We also defer the related cost of product sales and record such amounts as finished goods inventory held by others, which is included in inventory on our consolidated balance sheet, until revenue related to such product sales is recognized.

We have written contracts with our Customers and delivery occurs when a Customer receives Auryxia. We evaluate the creditworthiness of each of our Customers to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product revenues from the sales to Customers and (ii) reasonably estimate our net product revenues. We calculate gross product revenues based on the wholesale acquisition cost that we charge our Customers for Auryxia. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients.

Trade Allowances: We generally provide invoice discounts on Auryxia sales to our Distributors for prompt payment and pay fees for distribution services, such as fees for certain data that Distributors provide to us. The payment terms for sales to Distributors generally include a prompt-pay discount for payment within 30 days. Based on our judgment and industry experience, we expect our Distributors to earn these discounts and fees, and deduct the full amount of these discounts and fees from our gross product revenues and accounts receivable at the time such revenues are recognized.

Rebates, Chargebacks and Discounts: We contract with Medicaid, other government agencies and various commercial and Medicare Part D private insurance providers, or collectively, our Third-party Payors, so that Auryxia will be eligible for partial or full reimbursement from such Third-party Payors. We also contract with certain specialty pharmacies directly so that Auryxia will be eligible for purchase by these specialty pharmacies. We estimate the rebates, chargebacks and discounts we will provide to Third-party Payors and specialty pharmacies, and deduct these estimated amounts from our gross product revenues at the time the revenues are recognized. We estimate the rebates, chargebacks and discounts that we will provide to Third-party Payors and specialty pharmacies based upon (i) our contracts with these Third-party Payors and specialty pharmacies, (ii) the government-mandated discounts applicable to government-funded programs and (iii) information obtained from our Customers and other third parties regarding the payor mix for Auryxia.

Product Returns: During the three months ended March 31, 2015, the first full period in which we began selling Auryxia, we were not able to reasonably estimate product returns for all product sold to Customers due to insufficient historical returns data. Once sufficient data exists, we will estimate the amount of Auryxia that will be returned and deduct these estimated amounts from our gross revenues at the time that revenues are recognized. Our Customers have the right to return Auryxia during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Currently the expiration date for Auryxia is eighteen months after it has been converted into tablet form, which is the last step in the manufacturing process for Auryxia and generally occurs within a few months before Auryxia is delivered to Customers. As of March 31, 2015, we have experienced no product returns.

Other Incentives: Other incentives that we offer to indirect customers include co-pay mitigation rebates provided by us to commercially insured patients who have coverage for Auryxia and who reside in states that permit co-pay mitigation programs, and vouchers for a month supply of Auryxia at no patient cost. Our co-pay mitigation program is intended to reduce each participating patient’s portion of the financial responsibility for Auryxia’s purchase price to a specified dollar amount. Based upon the terms of the program and information regarding programs provided for similar specialty pharmaceutical products, we estimate the average co-pay mitigation amounts and the percentage of patients that we expect to participate in the program in order to establish our accruals for co-pay mitigation rebates and deduct these estimated amounts from our gross product revenues at the time the revenues are recognized. Our vouchers offered to date will expire on December 31, 2015. We adjust our accruals for co-pay mitigation and voucher rebates based on our estimates regarding the portion of issued rebates that we estimate will not be redeemed.

The following table summarizes activity in each of the product revenue allowance and reserve categories described above for the three months ended March 31, 2015:

(in thousands)	Trade allowances	Rebates, chargebacks and discounts	Product returns	Other incentives (1)	Total
Balance at January 1, 2015	$136	$48	$—	$275	$459
Provision related to current period and deferred sales	347	221	—	858	1,426
Credits/payments made for current period and deferred sales	(63)	(2)	—	(280)	(345)
Credits/payments made for prior period and deferred sales	(136)	(4)	—	(275)	(415)

Balance at March 31, 2015	$284	$263	$—	$578	$1,125

(1)	Includes co-pay mitigation and voucher rebates.

The following table summarizes product revenue recognized and deferred during the three months ended March 31, 2015, and the year ended December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Product revenue recognized	$422	$—
Deferred product revenue	714	414

	$1,136	$414

In conjunction with our recognition and deferral of product revenues, we expensed and capitalized the associated cost of goods, as follows, during the three months ended March 31, 2015, and the year ended December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Cost of goods sold expensed	$76	$—
Finished goods inventory held by others	107	47

	$183	$47

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

Cost of Goods Sold

Cost of goods sold includes the cost of active pharmaceutical ingredient (“API”) for Auryxia on which product revenue was recognized during the period, as well as the associated costs for tableting, packaging, shipment, insurance and quality assurance. Cost of goods sold also includes the royalty expense due the licensor of Auryxia related to the product revenue recognized during the period.

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

Income Taxes

As of March 31, 2015, we have U.S. net operating loss carryforwards of approximately $545.4 million which expire from 2019 through 2035. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. Due to our historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

For the three months ended March 31, 2015, we recognized $22,000 in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes. Indefinite-lived intangibles are non-monetary assets which are not amortized for book purposes since there is no foreseeable limit to the cash flows provided by them. The total deferred tax liability recognized on the balance sheet as of March 31, 2015 is $722,000.

Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the deferred tax liability.

We are not aware of any unrecorded tax liabilities which would materially impact our financial position or our results of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options, as their inclusion would be anti-dilutive for all periods presented. The options outstanding as of March 31, 2015 and 2014, which are not included in the computation of net loss per share amounts, were 6,257,851 and 4,360,925, respectively.

Comprehensive Loss

Comprehensive loss is the same as net loss for all periods presented.

Segment Reporting

We operate in only one reportable segment: the Products segment.

Impairment of Goodwill

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. As of December 31, 2014, management concluded that there was no impairment of our goodwill. For the period ending March 31, 2015, management determined that there were no impairment indicators that would trigger a goodwill impairment analysis.

NOTE 2 – FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated financial statements. The hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The following table provides the fair value measurements of applicable financial assets as of March 31, 2015:

	Financial assets at fair value as of March 31, 2015
(in thousands)	Level 1	Level 2	Level 3
Money market funds (1)	$162,471	$—	$—

Total	$162,471	$—	$—

(1)	Included in cash and cash equivalents on our consolidated balance sheet. The carrying amount of money market funds approximates fair value.

NOTE 3 – INVENTORY

Upon approval of Auryxia on September 5, 2014 by the FDA, we began capitalizing our purchases of saleable inventory of Auryxia from suppliers. Inventories consist of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$111	$111
Work in process	26,360	7,263
Finished goods	664	409
Finished goods inventory held by others	107	47

Total inventory	$27,242	$7,830

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

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

Equity Incentive Plans

Total shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 3,973,425 shares at March 31, 2015.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2015:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2014	5,132,426	$9.32	7.0	$26,916,823
Granted	1,189,150	14.42
Exercised	(18,625)	5.19		$143,765

Forfeited	(24,017)	11.93
Expired	(21,083)	11.33

Outstanding at March 31, 2015	6,257,851	$10.29	7.3	$22,306,663

Vested and expected to vest at March 31, 2015	6,142,322	$10.22	7.3	$22,233,401

Exercisable at March 31, 2015	2,809,216	$5.87	5.0	$20,119,734

Upon the exercise of stock options, we issue new shares of our common stock. As of March 31, 2015, 125,000 options issued to employees are unvested, milestone-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under our incentive plans. The time-vesting restricted stock grants vest primarily over a period of three years. The following table summarizes restricted share activity for the three months ended March 31, 2015:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value
Outstanding at December 31, 2014	926,947	$12.22	$13,116,300
Granted	399,000	14.28
Vested	(138,489)	12.01	$1,821,032

Forfeited	(17,696)	8.59

Outstanding at March 31, 2015	1,169,762	$13.00	$14,891,070

As of March 31, 2015, 80,000 shares of restricted stock issued to employees are unvested, milestone-based shares.

On September 14, 2009, we entered in an employment agreement with Ron Bentsur, our previous Chief Executive Officer, which was amended on January 13, 2012, and further amended on each of September 11, 2013 and April 30, 2015. The agreement, as amended, terminated on April 30, 2015. As of March 31, 2015, Mr. Bentsur had been granted a total of 1,250,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In accordance with the termination of Mr. Bentsur’s employment, until July 30, 2015, Mr. Bentsur has the opportunity to earn milestone awards of 100,000 shares of restricted stock, vesting upon grant, upon each event of our outlicensing Auryxia in a foreign market, other than Japan, resulting in a greater than $10 million non-refundable cash payment to us with a gross deal value to us of at least $50 million.

Stock-Based Compensation

We incurred $4.3 million and $2.6 million of non-cash compensation expense related to equity incentive grants during the three months ended March 31, 2015 and 2014, respectively. The following table reflects stock-based compensation expense for the three month period ended March 31, 2015 and 2014:

Stock-Based Compensation	Three months ended March 31,
(in thousands)	2015	2014
Cost of goods sold	$1	$—
Research and development	921	804
Selling, general and administrative	3,399	1,748

Total stock-based compensation expense	$4,321	$2,552

Stock-based compensation costs capitalized as part of inventory were immaterial for the three months ended March 31, 2015.

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

Black-Scholes Option Valuation Assumptions	Three months ended March 31,
	2015	2014
Risk-free interest rates	1.7%	2.0%
Dividend yield	—	—
Volatility	91.6%	104.9%
Weighted-average expected term	6.0 years	6.0 years

The weighted average grant date fair value of options granted for the three months ended March 31, 2015 and 2014 was $10.83 and $11.28 per option, respectively. We used historical information to estimate forfeitures within the valuation model. As of March 31, 2015, there was $30.1 million and $12.4 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.4 years and 2.3 years, respectively. These amounts do not include, as of March 31, 2015, 125,000 options outstanding and 80,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones, such as change in control. Stock-based compensation will be measured and recorded if and when it is probable that the milestone will occur.

NOTE 5 – LICENSE AGREEMENTS

In November 2005, we entered into a license agreement with Panion & BF Biotech, Inc. (“Panion”). Under the license agreement, we acquired the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and marketing of Auryxia. To date, we have paid an aggregate of $9.6 million of milestone payments to Panion, and Panion is eligible to receive one additional milestone payment of $2.0 million upon our successful achievement of European marketing approval, in addition to royalty payments based on a mid-single digit percentage of net sales of Auryxia. For the three months ended March 31, 2015, we recorded approximately $24,000 in cost of goods sold related to royalties payments due Panion relating to sales of Auryxia in the U.S.

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

In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, launched in May 2014 and being marketed in Japan by JT’s subsidiary, Torii Pharmaceutical Co., Ltd., under the brand name Riona®, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. As a result, we recorded license revenue of $10.0 million in accordance with our revenue recognition policy, which is included in the three months ended March 31, 2014. We also receive royalty payments based on a tiered double-digit percentage of net sales of Riona® in Japan escalating up to the mid-teens, as well as up to an additional $55.0 million upon the achievement of certain annual net sales milestones. In accordance with our revenue recognition policy, royalty revenues are recognized in the quarter that JT and Torii provide their written report and related information to us regarding sales of Riona®, which generally will be one quarter following the quarter in which the underlying sales by JT and Torii occurred. For the three months ended March 31, 2015, we recorded $0.8 million in license revenue related to royalties earned on net sales of Riona® in Japan. We record the associated mid-single digit percentage of net sales royalty expense due Panion, the licensor of Auryxia, as license expenses in the same period as the royalty revenue from JT and Torii is recorded. For the three months ended March 31, 2015, we recorded $0.5 million in license expenses related to royalties due Panion relating to sales of Riona® in Japan.

NOTE 6 – LEGAL PROCEEDINGS

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

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014.

OVERVIEW

We are a biopharmaceutical company focused on bringing innovative therapies to market for patients with renal disease. Our first product, Auryxia™ (ferric citrate), an oral, absorbable iron-based compound, received marketing approval from the U.S. Food and Drug Administration, or FDA, in September 2014 for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis. The U.S. approval of Auryxia was based on data from our Phase 3 registration program, in which Auryxia effectively reduced serum phosphorus levels to well within the KDOQI guidelines range of 3.5 to 5.5 mg/dL. In addition to the effects on serum phosphorus levels, Auryxia’s pharmacodynamic properties resulted in increased ferritin, iron and transferrin saturation, or TSAT, whereas these parameters remained relatively constant in patients treated with active control (Renvela® and/or PhosLo®). The most common adverse events for Auryxia treated patients were gastrointestinal-related, including diarrhea, nausea, constipation, vomiting and cough.

We launched Auryxia in the U.S. in late December 2014. Auryxia is being marketed in the U.S. through our specialty salesforce and commercial infrastructure. We currently have approximately 60 sales representatives in the field calling on approximately 5,000 target nephrologists.

Our Japanese partner, Japan Tobacco Inc., or JT, and Torii Pharmaceutical Co. Ltd., or Torii, received manufacturing and marketing approval of ferric citrate in January 2014 from the Japanese Ministry of Health, Labour and Welfare as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including dialysis and NDD-CKD. JT’s subsidiary, Torii, launched the product under the brand name Riona® in May 2014. Under the license agreement with JT and Torii, we received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. We also receive royalty payments based on a tiered double-digit percentage of net sales of Riona® in Japan escalating up to the mid-teens, as well as up to an additional $55.0 million upon the achievement of certain annual net sales milestones.

We have also submitted, in March 2014, a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for the approval of Auryxia in patients with CKD, including dialysis and NDD-CKD. Also in March 2014, the EMA validated our MAA, confirming that the submission is sufficiently complete to begin the formal review process. The regulatory review of our MAA submission is ongoing.

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

Currently, our only product is Auryxia. We may engage in business development activities that include seeking strategic relationships for Auryxia, as well as evaluating other compounds and companies for in-licensing or acquisition. We have also generated, and expect to continue to generate, revenue from the sublicensing of rights to Auryxia in Japan to JT and Torii.

RECENT DEVELOPMENTS

In January 2015, we announced the transitioning of the role of Chief Executive Officer from Ron Bentsur to Greg Madison. Mr. Madison joined Keryx in February 2014 as Executive Vice President and Chief Operating Officer to transition Keryx from a development-stage organization into a fully integrated commercial entity, bringing to Keryx a wealth of relevant expertise in both the phosphate binder and iron deficiency anemia markets. In March 2015, Mr. Madison was appointed to our Board of Directors. Mr. Madison assumed the Chief Executive Officer role following the resignation of Mr. Bentsur on April 30, 2015.

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

In April 2015, we announced the appointment of John F. Neylan, M.D., as our Chief Medical Officer.

In April 2015, we signed a new lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94 month term commencing May 1, 2015, at an average rent of approximately $123,600 per month. The new lease will replace our current subleased space in the same building, which term expires on December 31, 2015.

GENERAL CORPORATE

We have devoted substantially all of our efforts to the identification, in-licensing, development and partnering of drug candidates, as well as pre-commercial/commercial activities related to Auryxia, and have incurred negative cash flow from operations each year since our inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our product development efforts, our clinical trials, commercial, partnership and licensing activities. Prior to the launch of Auryxia in late December 2014, we have not commercialized any drug, and we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain additional regulatory approvals for our drug, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from our drug.

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

Revenue Recognition

Our commercial launch of Auryxia occurred in late December 2014. We sell product to a limited number of major wholesalers, our Distributors, as well as certain pharmacies, or collectively, our Customers. Our Distributors resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. In accordance with GAAP, our revenue recognition policy requires that: (i) there is persuasive evidence that an arrangement exists between us and the Customer, (ii) delivery has occurred, (iii) collectability is reasonably assured and (iv) the price is fixed or determinable. Until we have the ability to reliably estimate returns of Auryxia from our Customers, revenue will be recognized based on the resale of Auryxia for the purposes of filling patient prescriptions, and not based on sales from us to such Customers. Consistent with industry practice, once we achieve sufficient history such that we can reliably estimate returns based on sales to our Customers, we anticipate that our revenues will be recognized based on sales to our Customers. We currently defer Auryxia revenue recognition until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product). The deferred revenue is recorded net of discounts, rebates, and chargebacks. We also defer the related cost of product sales and record such amounts as finished goods inventory held by others, which is included in inventory on our consolidated balance sheet, until revenue related to such product sales is recognized.

We have written contracts with our Customers and delivery occurs when a Customer receives Auryxia. We evaluate the creditworthiness of each of our Customers to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product revenues from the sales to Customers and (ii) reasonably estimate our net product revenues. We calculate gross product revenues based on the wholesale acquisition cost that we charge our Customers for Auryxia. We estimate our net product revenues by deducting from our gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients.

Trade Allowances: We generally provide invoice discounts on Auryxia sales to our Distributors for prompt payment and pay fees for distribution services, such as fees for certain data that Distributors provide to us. The payment terms for sales to Distributors generally include a prompt-pay discount for payment within 30 days. Based on our judgment and industry experience, we expect our Distributors to earn these discounts and fees, and deduct the full amount of these discounts and fees from our gross product revenues and accounts receivable at the time such revenues are recognized.

Rebates, Chargebacks and Discounts: We contract with Medicaid, other government agencies and various commercial and Medicare Part D private insurance providers, or collectively, our Third-party Payors, so that Auryxia will be eligible for partial or full reimbursement from such Third-party Payors. We also contract with certain specialty pharmacies directly so that Auryxia will be eligible for purchase by these specialty pharmacies. We estimate the rebates, chargebacks and discounts we will provide to Third-party Payors and specialty pharmacies, and deduct these estimated amounts from our gross product revenues at the time the revenues are recognized. We estimate the rebates, chargebacks and discounts that we will provide to Third-party Payors and specialty pharmacies based upon (i) our contracts with these Third-party Payors and specialty pharmacies, (ii) the government-mandated discounts applicable to government-funded programs and (iii) information obtained from our Customers and other third parties regarding the payor mix for Auryxia.

Product Returns: During the three months ended March 31, 2015, the first full period in which we began selling Auryxia, we were not able to reasonably estimate product returns for all product sold to Customers due to insufficient historical returns data. Once sufficient data exists, we will estimate the amount of Auryxia that will be returned and deduct these estimated amounts from our gross revenues at the time that revenues are recognized. Our Customers have the right to return Auryxia during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Currently the expiration date for Auryxia is eighteen months after it has been converted into tablet form, which is the last step in the manufacturing process for Auryxia and generally occurs within a few months before Auryxia is delivered to Customers. As of March 31, 2015, we have experienced no product returns.

Other Incentives: Other incentives that we offer to indirect customers include co-pay mitigation rebates provided by us to commercially insured patients who have coverage for Auryxia and who reside in states that permit co-pay mitigation programs, and vouchers for a month supply of Auryxia at no patient cost. Our co-pay mitigation program is intended to reduce each participating patient’s portion of the financial responsibility for Auryxia’s purchase price to a specified dollar amount. Based upon the terms of the program and information regarding programs provided for similar specialty pharmaceutical products, we estimate the average co-pay mitigation amounts and the percentage of patients that we expect to participate in the program in order to establish our accruals for co-pay mitigation rebates and deduct these estimated amounts from our gross product revenues at the time the revenues are recognized. Our vouchers offered to date will expire on December 31, 2015. We adjust our accruals for co-pay mitigation and voucher rebates based on our estimates regarding the portion of issued rebates that we estimate will not be redeemed.

The following table summarizes activity in each of the product revenue allowance and reserve categories described above for the three months ended March 31, 2015:

(in thousands)	Trade allowances	Rebates, chargebacks and discounts	Product returns	Other incentives (1)	Total
Balance at January 1, 2015	$136	$48	$—	$275	$459
Provision related to current period and deferred sales	347	221	—	858	1,426
Credits/payments made for current period and deferred sales	(63)	(2)	—	(280)	(345)
Credits/payments made for prior period and deferred sales	(136)	(4)	—	(275)	(415)

Balance at March 31, 2015	$284	$263	$—	$578	$1,125

(1)	Includes co-pay mitigation and voucher rebates.

The following table summarizes product revenue recognized and deferred during the three months ended March 31, 2015, and the year ended December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Product revenue recognized	$422	$—
Deferred product revenue	714	414

	$1,136	$414

In conjunction with our recognition and deferral of product revenues, we expensed and capitalized the associated cost of goods, as follows, during the three months ended March 31, 2015, and the year ended December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Cost of goods sold expensed	$76	$—
Finished goods inventory held by others	107	47

	$183	$47

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

Stock Compensation

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

Accruals for Clinical Research Organization and Clinical Site Costs

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

Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts

We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts we expect our customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There was no allowance for doubtful accounts at March 31, 2015 and December 31, 2014.

Accounting Related to Goodwill

As of March 31, 2015, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

Accounting For Income Taxes

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

For the three months ended March 31, 2015, we recognized $22,000 in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes. Indefinite-lived intangibles are non-monetary assets which are not amortized for book purposes since there is no foreseeable limit to the cash flows provided by them. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the deferred tax liability.

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

In May 2014, the Financial Accounting Standards Board issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. We are currently assessing the method of adoption and the expected impact the new standard will have on our financial position and results of operations.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 and March 31, 2014

Product Revenue, Net. For the three months ended March 31, 2015, we recognized $0.4 million in product revenue from sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks. Our commercial launch of Auryxia occurred in late December 2014. There was no product revenue for three months ended March 31, 2014.

(in thousands)	Three months ended March 31, 2015	Percent of gross Auryxia product sales
Gross Auryxia product sales	$964
Less provision for product sales allowances and accruals
Trade allowances	100	10%
Rebates, chargebacks and discounts	30	3%
Product returns	—	—
Other incentives (1)	412	43%

Total	542	56%

Net Auryxia product sales	$422

(1)	Includes co-pay mitigation and voucher rebates.

We sell product to a limited number of major wholesalers, our Distributors, as well as certain pharmacies, or collectively, our Customers. Our Distributors resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. In accordance with our revenue recognition policy, until we have the ability to reliably estimate returns of Auryxia from our Customers, revenue recognition is deferred until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product), and not based on sales from us to our Customers. At March 31, 2015, we have deferred revenue of $0.7 million, which represents Auryxia product shipped to our Customers, but not yet resold to fill patient prescriptions, net of applicable discounts and rebates. We expect Auryxia product revenue and patient prescriptions to increase in 2015 as we continue the commercialization of Auryxia.

Other incentives, which is currently our largest deduction from gross product revenues, includes costs associated with patient services programs, including a voucher program that provides a free month of drug to patients as we work to build formulary access for Auryxia. Going forward, we expect that voucher redemptions will represent a continuously decreasing percentage of our business. This will result in less impact to our gross to net deduction over time, but it will be partially offset by increases in rebates as more of our business will be contracted with Third-party Payors.

License Revenue. For the three months ended March 31, 2015, we recognized $0.8 million in license revenue on royalty payments from sales of Riona® in Japan. JT’s subsidiary, Torii, launched Riona® in May 2014. License revenue for the three months ended March 31, 2014 was $10.0 million due to the recognition of a $10.0 million non-refundable milestone payment in January 2014 related to JT and Torii’s achievement of marketing approval in Japan. We receive royalty payments based on a tiered double-digit percentage of net sales of Riona® in Japan escalating up to the mid-teens for sales made by Torii. We may also receive up to an additional $55 million of milestone payments upon the achievement of certain annual net sales milestones.

Cost of Goods Sold. For the three months ended March 31, 2015, we recognized $0.1 million in cost of goods sold related to product sales of Auryxia. Our commercial launch of Auryxia occurred in late December 2014. There was no cost of goods sold expense recorded for the three months ended March 31, 2014. Cost of goods sold includes the cost of API for Auryxia on which product revenue was recognized during the period, as well as the associated costs for tableting, packaging, shipment, insurance and quality assurance. Cost of goods sold also includes the royalty expense due the licensor of Auryxia related to the product revenue recognized during the period.

License Expenses. For the three months ended March 31, 2015, we recognized $0.5 million in license expenses related to royalties due to the licensor of Auryxia relating to sales of Riona® in Japan. There were no license expenses for the three months ended March 31, 2014. We owe a mid-single digit percentage of net sales royalty to the licensor of Auryxia associated with net sales of Riona® in Japan.

Research and Development Expenses. Research and development expenses decreased by $6.8 million to $9.6 million for the three months ended March 31, 2015, as compared to $16.4 million for the three months ended March 31, 2014. The decrease in research and development expenses was due to a $2.9 million decrease in regulatory and clinical study expenses related to Auryxia and a $3.8 million decrease in expenses related to the manufacturing of Auryxia, which were expensed in the comparable period in 2014 and primarily capitalized as inventory following the approval of Auryxia in September 2014. The three months ended March 31, 2015 included $2.0 million of expenses for medical affairs activities, as the medical affairs group will increasingly be supporting additional research and development of Auryxia in the post-approval setting and, therefore, the associated costs are included in research and development expenses as of January 2015. The three months ended March 31, 2014, included a $2.0 million one-time milestone payment to the licensor of Auryxia for JT and Torii’s achievement of the Japanese marketing approval milestone in January 2014. We expect our quarterly research and development expenses to remain at a comparable level for the remainder of 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $11.6 million to $18.9 million for the three months ended March 31, 2015, as compared to $7.3 million for the three months ended March 31, 2014. The increase was primarily related to a $10.2 million increase in commercial activities and associated personnel costs related to the commercialization of Auryxia, which included a $1.7 million increase in associated stock-based compensation expense related to the recording of the fair value of equity awards granted, which are expensed over the vesting periods of the individual awards. We expect our quarterly selling, general and administrative costs for the remainder of 2015 to increase modestly as we continue the commercialization of Auryxia.

Interest and Other Income, Net. Interest and other income, net, decreased by $14,000 to $107,000 for the three months ended March 31, 2015, as compared to $121,000 for the three months ended March 31, 2014.

Income Taxes. For the three months ended March 31, 2015, we recognized $22,000 in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes. Indefinite-lived intangibles are non-monetary assets which are not amortized under GAAP since there is no foreseeable limit to the cash flows provided by them. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the deferred tax liability. There was no income tax expense for the three months ended March 31, 2014. We continue to maintain a full valuation allowance against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our major sources of cash have been proceeds from various public and private offerings of our common stock, option and warrant exercises, interest income, and from the upfront and milestone payments from our Sublicense Agreement with JT and Torii and miscellaneous payments from our other prior licensing activities. The commercial launch of our first product, Auryxia, occurred in late December 2014. Even though we are commercializing Auryxia, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain additional regulatory approvals for our drug, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug alone or in partnership. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from our drug.

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

As of March 31, 2015, we had $168.8 million in cash and cash equivalents, as compared to $85.8 million in cash, cash equivalents, short-term investments and interest receivable at December 31, 2014, representing an increase of $83.0 million. We currently expect that our existing capital resources combined with future anticipated cash flows will be sufficient to execute our business plan. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia and the magnitude of cash received from product sales, the timing and expenditures associated with the build-up of inventory and capacity expansion, the timing and expenditures associated with the regulatory review process for our EU MAA filing, and the timing, design and conduct of clinical trials for Auryxia. As a result of these factors, we may need to seek additional financings to provide the cash necessary to execute our current operations, including beyond the initial commercialization of Auryxia, and to develop any drug candidates we may in-license or acquire.

Net cash used in operating activities for the three months ended March 31, 2015 was $35.3 million, as compared to $10.0 million for the three months ended March 31, 1014. This increase in net cash used in operating activities was primarily related to Auryxia commercial expenditures to support the launch, including the manufacturing of inventory.

For the three months ended March 31, 2015, net cash provided by investing activities was $11.4 million, primarily due to the maturity of held-to-maturity short-term securities, as compared to $49.9 million of net cash used in investing activities for the three months ended March 31, 2014, primarily related to the investment in held-to-maturity short-term securities.

For the three months ended March 31, 2015, net cash provided by financing activities was $118.4 million as compared to $109.5 million for the three months ended March 31, 2014. The increase was primarily related to $118.3 million of net proceeds received from our public offering of common stock in January 2015, as compared to $107.5 million of net proceeds received from our public offering of common stock in January 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of March 31, 2015, our portfolio of financial instruments consists of cash equivalents, including money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2015, we had an accumulated deficit of $578.6 million. As we continue our research and development and initial commercial efforts, we will incur increasing losses. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from our drug, Auryxia. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain additional regulatory approvals for our drug, successfully complete any post approval regulatory obligations and successfully manufacture and commercialize our drug.

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

Furthermore, as we explore development opportunities to enhance the clinical profile of Auryxia, any clinical trials conducted, if successful, may expand the patient populations treated with Auryxia within or outside of its current indications or patient populations, which could result in the identification of previously unknown side effects, increased frequency or severity of known side effects, or detection of unexpected safety signals. In addition, now that Auryxia is commercially available, it will be used in a wider population and in less rigorously controlled environments than in clinical studies. As a result, regulatory authorities, healthcare practitioners, third party payers or patients may perceive or conclude that the use of Auryxia is associated with serious adverse effects, undermining our commercialization efforts.

We rely on third parties to manufacture and analytically test our drug. If these third parties do not successfully manufacture and test our drug, our business will be harmed.

We have limited experience in manufacturing products for clinical or commercial purposes. We intend to continue, in whole or in part, to use third parties to manufacture and analytically test our drug for commercial distribution and use in clinical trials and. We may not be able to enter into future contract agreements with these third-parties on terms acceptable to us, if at all.

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

Auryxia is competing in the U.S. with other FDA approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi), or Genzyme, PhosLo® (calcium acetate), marketed by Fresenius Medical Care, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. Our strategy to compete against these existing treatments depends in part on physicians and patients accepting that Auryxia is differentiated in the marketplace versus these FDA approved phosphate binders. In addition, we may have to compete against existing treatments on price, which becomes more challenging as generic versions of these existing treatments come to market. For example, an authorized generic of Renvela® was launched in the U.S. in April 2014 by Impax Laboratories, Inc., or Impax, under a settlement agreement with Genzyme whereby Genzyme agreed to grant Impax a license to sell a one-time allotment of a specified number of bottles of an authorized generic version of Renvela® tablets. Impax is also pursuing approval of its pending Abbreviated New Drug Application, or ANDA, for generic Renvela® with the FDA. In addition, a generic formulation of PhosLo® manufactured by Roxane Laboratories, Inc. was launched in the U.S. in October 2008. In addition, upon the expiration of its core patents, generic formulations of Fosrenol® may be launched. These generic formulations could have a further material effect on the pricing of phosphate binders.

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

As of April 20, 2015, we had 156 full and part-time employees. To successfully develop and commercialize our drug and any drug candidates we may in-license or acquire, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel our ability to continue to execute on our business plan could be materially impaired. Although we have employment agreements with Greg Madison, James Oliviero, Brian Adams and John Neylan, M.D., these agreements do not prevent them from terminating their employment with us.

In January 2015, we announced the transitioning of the role of Chief Executive Officer from Ron Bentsur to Greg Madison. Mr. Madison joined Keryx in February 2014 as Executive Vice President and Chief Operating Officer to transition Keryx from a development-stage organization into a fully integrated commercial entity, bringing to Keryx a wealth of relevant expertise in both the phosphate binder and iron deficiency anemia markets. In March 2015, Mr. Madison was appointed to our Board of Directors. Mr. Madison assumed the Chief Executive Officer role following the resignation of Mr. Bentsur on April 30, 2015.

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

We are commercializing and continuing to develop Auryxia, an oral, absorbable iron-based compound. In May 2011, we announced positive Scientific Advice from the EMA for the development of Auryxia for the management and control of serum phosphorus in CKD patients undergoing dialysis, and in NDD-CKD patients. The Scientific Advice from the EMA indicates that our successful Phase 3 program in dialysis in the U.S., in conjunction with safety data generated from other clinical studies with Auryxia, will be considered sufficient to support a MAA to the EMA for the indication in CKD patients on dialysis. The Scientific Advice also provided us with a regulatory path forward in the NDD-CKD setting in Europe. As a result, we believe that since our Phase 3 program in dialysis, and Phase 2 study in NDD-CKD, in the U.S. were successful, we will not need to conduct any additional clinical trials to assess the safety or efficacy of Auryxia in order to obtain European approval in CKD, including the dialysis and NDD-CKD settings. Accordingly, in March 2014, we submitted a MAA with the EMA for both dialysis and NDD-CKD, which was validated by the EMA in March 2014. Scientific Advice is legally non-binding and is based on the current scientific knowledge, which may be subject to future changes. Many companies which have been provided with positive Scientific Advice by the EMA have ultimately failed to obtain approval of an MAA for their drugs. Additionally, even if the primary endpoint in a Phase 3, or other pivotal, clinical trial is achieved, the Scientific Advice does not guarantee approval. The EMA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power and analyses, patient demographics, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision, which may delay or prevent EMA approval of Auryxia.

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

Pre-clinical testing and clinical development are long, expensive and uncertain processes. If our drug does not receive the necessary regulatory approvals, we will be unable to commercialize our drug, Auryxia, in Europe.

We have not received, and may never receive, regulatory approval for the commercial sale of Auryxia by the EMA. We may need to conduct significant additional research and human testing before we receive product approval with the EMA or with regulatory authorities of other countries. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product. It requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. The EMA or a regulatory authority of another country, as applicable, may pose additional questions or request further toxicological, drug-drug interaction, pre-clinical or clinical data or substantiation. For example, while Auryxia is a Generally Recognized as Safe, or GRAS, substance in the U.S., and the EMA has not requested that we conduct a two-year carcinogenicity study in animals, there is no assurance that the EMA or some other regulatory authority will not ask us to conduct such a study in order to obtain regulatory approval. In addition, the EMA has not requested us to conduct reproductive toxicity, genotoxicity and single-dose toxicity studies and we are referencing such studies from the published scientific literature in our regulatory submissions. However, we can provide no assurance that the EMA will not ask us to conduct additional studies. We provided our responses to the EMA’s Day 120 questions in January 2015 and in April 2015 we requested a 2-month extension to provide adequate time to respond to the final questions from the EMA; however, we cannot assure you that we have answered, or will continue to answer, these questions to the EMA’s satisfaction or that the EMA will not have additional questions as part of the MAA review. Consequently, it may take us many years to complete the testing of our drug and failure can occur at any stage of this process. Negative, inconclusive, or insufficient results or medical events during a pre-clinical or clinical trial could cause us to delay or terminate our development efforts. Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies.

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

We currently expect that our existing capital resources combined with future anticipated cash flows will be sufficient to execute our business plan. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia and the magnitude of cash received from product sales, the timing and expenditures associated with the build-up of inventory and capacity expansion, the timing and expenditures associated with the regulatory review process for our EU MAA filing, and the timing, design and conduct of clinical trials for Auryxia. As a result of these factors, we may need to seek additional financings to provide the cash necessary to execute our current operations, including beyond the initial commercialization of Auryxia, and to develop any drug candidates we may in-license or acquire.

Our forecast of the period of time through which our existing capital resources will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	the timing and expenditures associated with commercial activities related to Auryxia and the magnitude of cash received from product sales;

•	the timing and expenditures associated with the build-up of inventory and capacity expansion;

•	the timing and expenditures associated with the regulatory review process for our EU MAA filing;

•	the timing, design and conduct of, and results from, clinical trials for Auryxia;

•	the timing of expenses associated with manufacturing and product development of Auryxia and those proprietary drug candidates that may be in-licensed, partnered or acquired;

•	the timing of the in-licensing, partnering and acquisition of new product opportunities;

•	the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;

•	our ability to achieve our milestones under our licensing arrangement;

•	the timing and expenses associated with capital expenditures to expand our manufacturing capabilities;

•	the timing and expenses associated with building our own commercial infrastructure to manufacture, market and sell our drug and those that may be in-licensed, partnered or acquired; and

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights or defending against claims of infringement initiated by third parties in respect of their intellectual property rights.

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

In addition to patent protection, we may utilize, if granted by the FDA, pediatric exclusivity or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended, or FDCA, such as new chemical entity exclusivity, or NCE, or new formulation exclusivity, to provide market exclusivity for a drug candidate.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended September 30, 2004, filed on August 12, 2004, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002, and incorporated herein by reference.

3.3	Amendment Number 2 to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007, filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 9, 2007 and incorporated herein by reference.

3.4	Amendment Number 3 to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc. dated June 18, 2013, filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 2, 2013 and incorporated herein by reference.

10.1†!	Employment Agreement with Gregory P. Madison dated March 10, 2015.

10.2†	Employment Agreement with Brian Adams dated April 8, 2014.

10.3†	Employment Agreement with John F. Neylan, M.D. dated April 22, 2015.

10.4†	Third Amendment to Employment Agreement with Ron Bentsur dated April 30, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2015.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2015.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2015.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

†	Indicates management contract or compensatory plan or arrangement.
!	Confidential treatment has been granted with respect to the omitted portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: May 4, 2015	By:	/s/ James F. Oliviero, CFA
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.1†!	Employment Agreement with Gregory P. Madison dated March 10, 2015.

10.2†	Employment Agreement with Brian Adams dated April 8, 2014.

10.3†	Employment Agreement with John F. Neylan, M.D. dated April 22, 2015.

10.4†	Third Amendment to Employment Agreement with Ron Bentsur dated April 30, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 4, 2015.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2015.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2015.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

†	Indicates management contract or compensatory plan or arrangement.
!	Confidential treatment has been granted with respect to the omitted portions of this exhibit.