Form 10-Q
period 2015-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2015-08-06
CIK 1114220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 105,172,134 shares of the registrant’s common stock, $0.001 par value, outstanding as of July 22, 2015.

KERYX BIOPHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “project” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	estimates regarding market size and projected growth, as well as our expectation of market acceptance of AuryxiaTM (ferric citrate);

•	expectations for increases or decreases in expenses;

•	expectations for pre-clinical and clinical development and regulatory progress, including our pending Marketing Authorization Application with the European Medicines Agency, manufacturing, regulatory approval, and commercialization (including market acceptance) of Fexeric® (ferric citrate coordination complex) or any other products that we may acquire or in-license;

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations regarding our ability to successfully market Riona® through our Japanese partner, Japan Tobacco, Inc. and Torii Pharmaceutical Co., Ltd.;

•	expectations regarding our ability to successfully develop Auryxia for the treatment of iron deficiency anemia in non-dialysis chronic kidney disease patients;

•	expectations that the European Medicines Agency will concur with our interpretation of our registration studies in End Stage Renal Disease and non-dialysis dependent chronic kidney disease, supportive data, conduct of such studies, or any other part of our Marketing Authorization Application submission;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations of the scope of patent protection with respect to Auryxia and Fexeric;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	estimates of the sufficiency of our existing cash and cash equivalents to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•	expected losses; and

•	expectations for future capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.

Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014

(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$131,289	$74,284
Short-term investment securities	—	11,508
Interest receivable	—	48
Inventory	34,031	7,830
Accounts receivable, net	1,438	834
Receivable from landlord	1,913	—
Other current assets	2,769	4,092

Total current assets	171,440	98,596

Property, plant and equipment, net	1,412	1,532
Goodwill	3,208	3,208
Other assets, net	1,099	292

Total assets	$177,159	$103,628

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$21,504	$24,146
Accrued compensation and related liabilities	4,060	4,751
Deferred revenue	1,529	414
Deferred lease incentive, current portion	244	—

Total current liabilities	27,337	29,311

Deferred lease incentive, net of current portion	1,627	—
Deferred tax liability	745	700
Other liabilities	311	133

Total liabilities	30,020	30,144

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (130,000,000 shares authorized, 105,240,774 and 92,758,789 shares issued, 105,160,826 and 92,678,841 shares outstanding at June 30, 2015 and December 31, 2014, respectively)	105	93
Additional paid-in capital	752,865	624,606
Treasury stock, at cost, 79,948 shares at June 30, 2015 and December 31, 2014, respectively	(357)	(357)
Accumulated deficit	(605,474)	(550,858)

Total stockholders’ equity	147,139	73,484

Total liabilities and stockholders’ equity	$177,159	$103,628

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Operations

for the three and six months ended June 30, 2015 and 2014 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Product revenue, net	$1,758	$—	$2,180	$—
License revenue	756	—	1,509	10,000

Total Revenues	2,514	—	3,689	10,000

Operating expenses:
Cost of goods sold	304	—	380	—
License expenses	453	—	905	—
Research and development	7,963	10,275	17,554	26,634
Selling, general and administrative	20,762	12,268	39,642	19,560

Total operating expenses	29,482	22,543	58,481	46,194

Operating loss	(26,968)	(22,543)	(54,792)	(36,194)

Interest and other income, net	114	129	221	250

Loss before income taxes	(26,854)	(22,414)	(54,571)	(35,944)

Income taxes	23	—	45	—

Net loss	$(26,877)	$(22,414)	$(54,616)	$(35,944)

Basic and diluted net loss per common share	$(0.26)	$(0.24)	$(0.53)	$(0.40)

Weighted average shares used in computing basic and diluted net loss per common share	104,564,971	91,516,606	102,570,312	90,025,305

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

for the six months ended June 30, 2015 (Unaudited)

(in thousands, except share amounts)

	Common stock			Additional paid-in Capital	Treasury stock		Accumulated deficit
	Shares	Amount			Shares	Amount		Total
Balance at December 31, 2014	92,758,789	$93		$624,606	79,948	$(357)	$(550,858)	$73,484
Changes during the period:
Issuance of common stock in public offering (net of offering costs of $8,216)	10,541,667	10		118,274	—	—	—	118,284
Issuance of restricted stock	1,093,900	1		—	—	—	—	1
Forfeiture of restricted stock	(149,740)	(—	)*	—	—	—	—	(— )*
Surrender of common stock for tax withholding	(1,625)	(—	)*	(15)				(15)
Issuance of common stock in connection with exercise of options	997,783	1		1,437	—	—	—	1,438
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		8,563	—	—	—	8,563
Net loss	—	—		—	—	—	(54,616)	(54,616)

Balance at June 30, 2015	105,240,774	$105		$752,865	79,948	$(357)	$(605,474)	$147,139

*	Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows

for the six months ended June 30, 2015 and 2014 (Unaudited)

(in thousands)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(54,616)	$(35,944)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock compensation expense	8,375	5,156
Depreciation and amortization	283	88
Amortization of deferred lease incentive	(42)	—
Deferred income taxes	45	—
Changes in assets and liabilities:
Decrease in other current assets	1,323	77
Increase in accounts receivable, net	(604)	—
Decrease (increase) in accrued interest receivable	48	(136)
Increase in inventory	(26,011)	—
Increase in security deposits	(807)	(186)
Decrease in other assets	—	105
(Decrease) increase in accounts payable and accrued expenses	(2,642)	3,222
Decrease in accrued compensation and related liabilities	(691)	(39)
Increase in deferred revenue	1,115	—
Increase in other liabilities	178	40

Net cash used in operating activities	(74,046)	(27,617)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(164)	(786)
Investment in held-to-maturity short-term securities	—	(45,271)
Proceeds from maturity of held-to-maturity short-term securities	11,508	280

Net cash provided by (used in) investing activities	11,344	(45,777)

CASH FLOWS FROM FINANCING ACTIVITIES

Gross proceeds from public offerings	126,500	115,057
Offering costs related to public offerings	(8,216)	(7,525)
Surrender of common stock for tax withholding	(15)	—
Proceeds from exercise of options	1,438	2,160

Net cash provided by financing activities	119,707	109,692

NET INCREASE IN CASH AND CASH EQUIVALENTS	57,005	36,298

Cash and cash equivalents at beginning of period	74,284	55,696

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$131,289	$91,994

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Increase of receivable from landlord and deferred lease incentive	$1,913	$—

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

NOTE 1 - GENERAL

Basis of Presentation

We are a biopharmaceutical company focused on bringing innovative therapies to market for patients suffering from renal disease. Most of our biopharmaceutical development and substantially all of our administrative operations during the three and six months ended June 30, 2015 and 2014 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Except for 2009, we have incurred substantial operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2015, we have an accumulated deficit of $605.5 million.

Our first product, AuryxiaTM (ferric citrate), an oral, absorbable iron-based phosphate binder, received marketing approval from the U.S. Food and Drug Administration (“FDA”), in September 2014 for the control of serum phosphorus levels in patients with chronic kidney disease (“CKD”) on dialysis. Auryxia, which was launched in late December 2014, is being marketed in the U.S. through our specialty salesforce and commercial infrastructure. We currently have approximately 60 sales representatives in the field calling on approximately 5,000 target nephrologists.

Our Japanese partner, Japan Tobacco Inc. (“JT”) and Torii Pharmaceutical Co. Ltd. (“Torii”), received manufacturing and marketing approval of ferric citrate in January 2014 from the Japanese Ministry of Health, Labour and Welfare as an oral medicine for the improvement of hyperphosphatemia in patients with CKD, including dialysis and non-dialysis dependent CKD (“NDD-CKD”). JT’s subsidiary, Torii, launched the product under the brand name Riona® in May 2014. Under the license agreement with JT and Torii, we received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. We also receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens, as well as up to an additional $55.0 million upon the achievement of certain annual net sales milestones. We owe a mid-single digit percentage of net sales royalty to the licensor of ferric citrate associated with net sales of Riona in Japan. See Note 5 for additional information.

We have also submitted, in March 2014, a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) for the approval of Auryxia in patients with CKD, including dialysis and NDD-CKD. In July 2015, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA issued a positive opinion for the marketing authorization of Fexeric® (ferric citrate coordination complex) recommending approval for the control of serum phosphorus levels, or hyperphosphatemia, in adult patients with CKD, including dialysis and NDD-CKD. The European Commission is currently reviewing the CHMP opinion and we expect it will issue its final opinion in approximately two to three months.

In September 2014, we announced the initiation of a pivotal Phase 3 study of Auryxia for the treatment of iron deficiency anemia (“IDA”) in patients with Stage 3-5 NDD-CKD. This study’s primary endpoint is the between group comparison of the proportion of patients achieving a 1 g/dL or greater increase in hemoglobin at any point during the 16-week randomized period. If successful in the Phase 3 study, we expect to submit this data to the FDA for approval in the third quarter of 2016.

Currently, our only product is Auryxia (ferric citrate). In January 2015, we began to recognize product revenue based on prescription sales of Auryxia in the U.S. We may engage in business development activities that include seeking strategic relationships for Auryxia, as well as evaluating other compounds and companies for in-licensing or acquisition. In addition, we have generated, and expect to continue to generate, revenue from the sublicensing of rights to ferric citrate in Japan to our Japanese partner, JT and Torii.

Our major sources of cash have been proceeds from various public and private offerings of our common stock, option and warrant exercises, interest income, and from the upfront and milestone payments from our Sublicense Agreement with JT and Torii and miscellaneous payments from our other prior licensing activities. Prior to the launch of Auryxia in late December 2014, we had not commercialized any drug. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain additional regulatory approvals for our drug, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug alone or in partnership. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from Auryxia.

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

In July 2015, we announced the appointment of Scott Holmes to serve as our Senior Vice President and Chief Financial Officer. Mr. Holmes joined Keryx most recently from AMAG Pharmaceuticals where he served as Senior Vice President, Finance and Investor Relations and Treasurer. James F. Oliviero will continue to assist in the management of our finance and accounting function during the remainder of his tenure and will assist in the transition of his duties to Mr. Holmes.

In April 2015, we announced the appointment of John F. Neylan, M.D., as our Senior Vice President and Chief Medical Officer.

In April 2015, we signed a new lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94 month term that commenced on May 1, 2015, at an average rent of approximately $123,600 per month. The new lease will replace our current subleased space in the same building, which term expires on December 31, 2015.

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard, Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard will explicitly require management to assess an entity’s ability to continue as a going concern and to provide footnote disclosures in certain cases. Currently there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. The new standard applies to all entities and provides an explicit requirement that management assesses and discloses going concern uncertainties. Previous guidance in auditing standards required auditors to evaluate going concern. The new standard will be effective for all entities in the first annual period ending after December 15, 2016, which is December 31, 2016 for calendar year-end entities. Earlier application is permitted.

In May 2014, the FASB issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. We are currently assessing the method of adoption and the expected impact the new standard will have on our financial position and results of operations.

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

The following table summarizes our investment securities at June 30, 2015, and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014

Short-term investments (held to maturity):
Obligations of domestic governmental agencies	$—	$11,508

Total short-term investment securities	$—	$11,508

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

Accounts Receivable, net

We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts we expect our customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There was no allowance for doubtful accounts at June 30, 2015 and December 31, 2014.

Receivable from Landlord

In April 2015, we signed a new lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94 month term that commenced on May 1, 2015. Our landlord has agreed to pay for up to approximately $1.9 million of improvements to the space, which we account for as a lease incentive under the FASB Accounting Standards Codification (the “Codification” or “ASC”). See Note 6 for additional information.

The following table summarizes our receivable from our landlord associated with the lease incentive at June 30, 2015, and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014

Receivable from landlord	$1,913	$—

Revenue Recognition

Our commercial launch of Auryxia occurred in late December 2014. We sell product to a limited number of major wholesalers, our Distributors, as well as certain pharmacies, or collectively, our Customers. Our Distributors resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. In accordance with GAAP, our revenue recognition policy requires that: (i) there is persuasive evidence that an arrangement exists between us and the Customer, (ii) delivery has occurred, (iii) collectability is reasonably assured, and (iv) the price is fixed or determinable. Until we have the ability to reliably estimate returns of Auryxia from our Customers, revenue will be recognized based on the resale of Auryxia for the purposes of filling patient prescriptions, and not based on sales from us to such Customers. Consistent with industry practice, once we achieve sufficient history such that we can reliably estimate returns based on sales to our Customers, we anticipate that our revenues will be recognized based on sales to our Customers. We currently defer Auryxia revenue recognition until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product). The deferred revenue is recorded net of discounts, rebates, and chargebacks. We also defer the related cost of product sales and record such amounts as finished goods inventory held by others, which is included in inventory on our consolidated balance sheet, until revenue related to such product sales is recognized.

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

Product Returns: During the six months ended June 30, 2015, the first full period in which we began selling Auryxia, we were not able to reasonably estimate product returns for all product sold to Customers due to insufficient historical returns data. Once sufficient data exists, we will estimate the amount of Auryxia that will be returned and deduct these estimated amounts from our gross revenues at the time that revenues are recognized. Our Customers have the right to return Auryxia during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Currently the expiration date for Auryxia is eighteen months after it has been converted into tablet form, which is the last step in the manufacturing process for Auryxia and generally occurs within a few months before Auryxia is delivered to Customers. As of June 30, 2015, we have experienced an immaterial number of product returns.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories described above for the six months ended June 30, 2015:

(in thousands)	Trade allowances	Rebates, chargebacks and discounts	Product returns	Other incentives (1)	Total
Balance at January 1, 2015	$136	$48	$—	$275	$459
Provision related to current period and deferred sales	656	319	—	1,257	2,232
Credits/payments made for current period and deferred sales	(294)	(9)	—	(993)	(1,296)
Credits/payments made for prior period and deferred sales	(136)	(48)	—	(275)	(459)

Balance at June 30, 2015	$362	$310	$—	$264	$936

(1)	Includes co-pay mitigation and voucher rebates.

The following table summarizes product revenue recognized and deferred during the six months ended June 30, 2015, and the year ended December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Product revenue recognized	$2,180	$—
Deferred product revenue	1,529	414

	$3,709	$414

In conjunction with our recognition and deferral of product revenues, we expensed and capitalized the associated cost of goods, as follows, during the six months ended June 30, 2015, and the year ended December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Cost of goods sold expensed	$380	$—
Finished goods inventory held by others	134	47

	$514	$47

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

Income Taxes

As of June 30, 2015, we have U.S. net operating loss carryforwards of approximately $571.5 million which expire from 2019 through 2035. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. Due to our historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

For the three and six months ended June 30, 2015, we recognized $23,000 and $45,000, respectively, in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes. Indefinite-lived intangibles are non-monetary assets which are not amortized for book purposes since there is no foreseeable limit to the cash flows provided by them. The total deferred tax liability recognized on the balance sheet as of June 30, 2015 is $745,000.

Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the deferred tax liability.

We are not aware of any unrecorded tax liabilities which would materially impact our financial position or our results of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options, as their inclusion would be anti-dilutive for all periods presented. The options outstanding as of June 30, 2015 and 2014, which are not included in the computation of net loss per share amounts, were 5,306,869 and 5,123,576, respectively.

Comprehensive Loss

Comprehensive loss is the same as net loss for all periods presented.

Segment Reporting

We operate in only one reportable segment: the Products segment.

Impairment of Goodwill

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. As of December 31, 2014, management concluded that there was no impairment of our goodwill. For the period ending June 30, 2015, management determined that there were no impairment indicators that would trigger a goodwill impairment analysis.

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

The following table provides the fair value measurements of applicable financial assets as of June 30, 2015:

	Financial assets at fair value as of June 30, 2015
(in thousands)	Level 1	Level 2	Level 3

Money market funds (1)	$123,276	$—	$—

Total	$123,276	$—	$—

(1)	Included in cash and cash equivalents on our consolidated balance sheet. The carrying amount of money market funds approximates fair value.

NOTE 3 – INVENTORY

Upon approval of Auryxia on September 5, 2014 by the FDA, we began capitalizing our purchases of saleable inventory of Auryxia from suppliers. Inventories consist of the following at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014

Raw materials	$373	$111
Work in process	32,091	7,263
Finished goods	1,433	409
Finished goods inventory held by others	134	47

Total inventory	$34,031	$7,830

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

Equity Incentive Plans

Total shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 3,253,389 shares at June 30, 2015.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2015:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2014	5,132,426	$9.32	7.0	$26,916,823
Granted	1,546,150	13.53
Exercised	(997,783)	1.44		$8,538,119

Forfeited	(347,841)	12.42
Expired	(26,083)	11.58

Outstanding at June 30, 2015	5,306,869	$11.81	7.5	$6,778,074

Vested and expected to vest at June 30, 2015	5,204,961	$11.77	7.5	$6,764,386

Exercisable at June 30, 2015	2,264,839	$9.02	5.3	$6,369,489

Upon the exercise of stock options, we issue new shares of our common stock. As of June 30, 2015, 125,000 options issued to employees are unvested, milestone-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under our incentive plans. The time-vesting restricted stock grants vest primarily over a period of three years. The following table summarizes restricted share activity for the six months ended June 30, 2015:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value
Outstanding at December 31, 2014	926,947	$12.22	$13,116,300
Granted	1,093,900	12.02
Vested	(316,547)	11.50	$3,759,223

Forfeited	(149,740)	12.39

Outstanding at June 30, 2015	1,554,560	$12.21	$15,514,509

As of June 30, 2015, 630,000 shares of restricted stock issued to employees are unvested, milestone-based shares, including 550,000 shares of restricted stock issued to Gregory Madison, our chief executive officer.

On September 14, 2009, we entered in an employment agreement with Ron Bentsur, our previous Chief Executive Officer, which was amended on January 13, 2012, and further amended on each of September 11, 2013 and April 30, 2015. The agreement, as amended, terminated on April 30, 2015, and as of such date, Mr. Bentsur had been granted a total of 1,250,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement. In accordance with the termination of Mr. Bentsur’s employment, until July 30, 2015, Mr. Bentsur has the opportunity to earn milestone awards of 100,000 shares of restricted stock, vesting upon grant, upon each event of our outlicensing Auryxia in a foreign market, other than Japan, resulting in a greater than $10 million non-refundable cash payment to us with a gross deal value to us of at least $50 million.

Stock-Based Compensation

We incurred $4.1 million and $2.6 million of non-cash compensation expense related to equity incentive grants during the three months ended June 30, 2015 and 2014, respectively, and $8.4 million and $5.2 million during the six months ended June 30, 2015 and 2014, respectively. The following table reflects stock-based compensation expense for the three- and six-month periods ended June 30, 2015 and 2014:

Stock-Based Compensation	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Cost of goods sold	$2	$—	$3	$—
Research and development	841	266	1,762	1,070
Selling, general and administrative	3,211	2,338	6,610	4,086

Total stock-based compensation expense	$4,054	$2,604	$8,375	$5,156

Stock-based compensation costs capitalized as part of inventory were immaterial for the six months ended June 30, 2015.

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

Black-Scholes Option Valuation Assumptions	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Risk-free interest rates	1.7%	2.0%	1.7%	2.0%
Dividend yield	—	—	—	—
Volatility	89.6%	102.7%	91.1%	103.8%
Weighted-average expected term	6.0 years	6.0 years	6.0 years	6.0 years

The weighted average grant date fair value of options granted for the three months ended June 30, 2015 and 2014 was $7.83 and $11.86 per option, respectively, and for the six months ended June 30, 2015 and 2014 was $10.14 and $11.57 per option. We used historical information to estimate forfeitures within the valuation model. As of June 30, 2015, there was $26.9 million and $10.9 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.2 years and 2.1 years, respectively. These amounts do not include, as of June 30, 2015, 125,000 options outstanding and 630,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones, such as change in control. Stock-based compensation will be measured and recorded if and when it is probable that the milestone will occur.

NOTE 5 - LICENSE AGREEMENTS

In November 2005, we entered into a license agreement with Panion & BF Biotech, Inc. (“Panion”). Under the license agreement, we acquired the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and marketing of ferric citrate. To date, we have paid an aggregate of $9.6 million of milestone payments to Panion, and Panion is eligible to receive one additional milestone payment of $2.0 million upon our successful achievement of European marketing approval, in addition to royalty payments based on a mid-single digit percentage of net sales of ferric citrate. For the three and six months ended June 30, 2015, we recorded approximately $103,000 and $127,000, respectively, in cost of goods sold related to royalty payments due Panion relating to sales of Auryxia (ferric citrate ) in the U.S.

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

In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, launched in May 2014 and being marketed in Japan by JT’s subsidiary, Torii Pharmaceutical Co., Ltd., under the brand name Riona®, is indicated as an oral medicine for the improvement of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. As a result, we recorded license revenue of $10.0 million in accordance with our revenue recognition policy, which is included in the six months ended June 30, 2014. We also receive royalty payments based on a tiered double-digit percentage of net sales of Riona® in Japan escalating up to the mid-teens, as well as up to an additional $55.0 million upon the achievement of certain annual net sales milestones. In accordance with our revenue recognition policy, royalty revenues are recognized in the quarter that JT and Torii provide their written report and related information to us regarding sales of Riona®, which generally will be one quarter following the quarter in which the underlying sales by JT and Torii occurred. For the three and six months ended June 30, 2015, we recorded $0.8 million and $1.5 million, respectively, in license revenue related to royalties earned on net sales of Riona® in Japan. We record the associated mid-single digit percentage of net sales royalty expense due Panion, the licensor of Auryxia, as license expenses in the same period as the royalty revenue from JT and Torii is recorded. For the three and six months ended June 30, 2015, we recorded $0.5 million and $0.9 million, respectively, in license expenses related to royalties due Panion relating to sales of Riona® in Japan.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In April 2015, we signed a new lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94 month term that commenced on May 1, 2015. In order to make the space usable for our operations, substantial improvements will be made. Our landlord has agreed to pay for up to approximately $1.9 million of the improvements, and we bear all additional costs that are incurred. As such, we have determined that we are the owner of the improvements and account for tenant improvements paid by our landlord as a lease incentive. On May 1, 2015, in accordance with ASC 840-20, we recorded a deferred lease incentive, and an associated receivable from our landlord, for the total amount to be paid by the landlord for improvements. The deferred lease incentive is being amortized as an offset to rent expense over the term of the lease. Improvements made to our leased space will be recorded as a fixed asset and, upon occupancy, be amortized over the assets’ useful lives or the remaining lease term, whichever is shorter.

As of June 30, 2015, we have the following operating lease obligations, which include our office leases in New York and Boston.

	Payment due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$13,187	$1,809	$3,486	$3,311	$4,581

Total	$13,187	$1,809	$3,486	$3,311	$4,581

NOTE 7 - LEGAL PROCEEDINGS

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

OVERVIEW

We are a biopharmaceutical company focused on bringing innovative therapies to market for patients with renal disease. Our first product, Auryxia™ (ferric citrate), an oral, absorbable iron-based phosphate binder, received marketing approval from the U.S. Food and Drug Administration, or FDA, in September 2014 for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis. The U.S. approval of Auryxia was based on data from our Phase 3 registration program, in which Auryxia effectively reduced serum phosphorus levels to well within the KDOQI guidelines range of 3.5 to 5.5 mg/dL. In addition to the effects on serum phosphorus levels, Auryxia’s pharmacodynamic properties resulted in increased ferritin, iron and transferrin saturation, or TSAT, whereas these parameters remained relatively constant in patients treated with active control (Renvela® and/or PhosLo®). The most common adverse events for Auryxia treated patients were gastrointestinal-related, including diarrhea, nausea, constipation, vomiting and cough.

We launched Auryxia in the U.S. in late December 2014. Auryxia is being marketed in the U.S. through our specialty salesforce and commercial infrastructure. We currently have approximately 60 sales representatives in the field calling on approximately 5,000 target nephrologists.

Our Japanese partner, Japan Tobacco Inc., or JT, and Torii Pharmaceutical Co. Ltd., or Torii, received manufacturing and marketing approval of ferric citrate in January 2014 from the Japanese Ministry of Health, Labour and Welfare as an oral medicine for the improvement of hyperphosphatemia in patients with CKD, including dialysis and NDD-CKD. JT’s subsidiary, Torii, launched the product under the brand name Riona® in May 2014. Under the license agreement with JT and Torii, we received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. We also receive royalty payments based on a tiered double-digit percentage of net sales of Riona® in Japan escalating up to the mid-teens, as well as up to an additional $55.0 million upon the achievement of certain annual net sales milestones.

We have also submitted, in March 2014, a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for the approval of Auryxia in patients with CKD, including dialysis and NDD-CKD. In July 2015, the Committee for Medicinal Products for Human Use, or CHMP, of the EMA issued a positive opinion for the marketing authorization of Fexeric® (ferric citrate coordination complex) recommending approval for the control of serum phosphorus levels, or hyperphosphatemia, in adult patients with CKD, including dialysis and NDD-CKD. The European Commission is currently reviewing the CHMP opinion and we expect it will issue its final opinion in approximately two to three months.

In September 2014, we announced the initiation of a pivotal Phase 3 study of Auryxia for the treatment of iron deficiency anemia, or IDA, in patients with Stage 3-5 NDD-CKD. This study’s primary endpoint is the between group comparison of the proportion of patients achieving a 1 g/dL or greater increase in hemoglobin at any point during the 16-week randomized period. In our completed 12-week Phase 2 study of Auryxia for the management of elevated serum phosphorus levels and iron deficiency in patients with Stages 3 to 5 NDD-CKD, a post-hoc analysis of this endpoint demonstrated that the proportion of patients achieving a 1 g/dL or greater increase in hemoglobin at any time point during the study was 40% in the Auryxia arm vs. 15% in the placebo arm (p-value <0.001). Secondary endpoints in the Phase 3 study include change from baseline to the end of the randomized period for hemoglobin, ferritin, TSAT and serum phosphorus. If successful in the Phase 3 study, we expect to submit this data to the FDA for approval in the third quarter of 2016.

Currently, our only product is Auryxia (ferric citrate). We may engage in business development activities that include seeking strategic relationships for Auryxia, as well as evaluating other compounds and companies for in-licensing or acquisition. We have also generated, and expect to continue to generate, revenue from the sublicensing of rights to ferric citrate in Japan to JT and Torii.

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

In July 2015, we announced the appointment of Scott Holmes to serve as our Senior Vice President and Chief Financial Officer. Mr. Holmes joined Keryx most recently from AMAG Pharmaceuticals where he served as Senior Vice President, Finance and Investor Relations and Treasurer. James F. Oliviero will continue to assist in the management of our finance and accounting function during the remainder of his tenure and will assist in the transition of his duties to Mr. Holmes.

In April 2015, we announced the appointment of John F. Neylan, M.D., as our Senior Vice President and Chief Medical Officer.

In April 2015, we signed a new lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94 month term that commenced on May 1, 2015, at an average rent of approximately $123,600 per month. The new lease will replace our current subleased space in the same building, which term expires on December 31, 2015.

GENERAL CORPORATE

We have devoted substantially all of our efforts to the identification, in-licensing, development and partnering of drug candidates, as well as pre-commercial/commercial activities related to Auryxia, and have incurred negative cash flow from operations each year since our inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our product development efforts, our clinical trials, commercial, partnership and licensing activities. Prior to the launch of Auryxia in late December 2014, we had not commercialized any drug. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain additional regulatory approvals for our drug, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from our drug.

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

Rebates, Chargebacks and Discounts: We contract with Medicaid, other government agencies and various commercial and Medicare Part D private insurance providers, or collectively, our Third-party Payors, so that Auryxia will be eligible for partial or full reimbursement from such Third-party Payors. We also contract with certain specialty pharmacies directly so that Auryxia will be eligible for purchase by these specialty pharmacies. We estimate the rebates, chargebacks and discounts we will provide to Third-party Payors and specialty pharmacies, and deduct these estimated amounts from our gross product revenues at the time the revenues are recognized. We estimate the rebates, chargebacks and discounts that we will provide to Third-party Payors and specialty pharmacies based upon (i) our contracts with these Third-party Payors and specialty pharmacies, (ii) the government-mandated discounts applicable to government-funded programs, and (iii) information obtained from our Customers and other third parties regarding the payor mix for Auryxia.

Product Returns: During the six months ended June 30, 2015, the first full period in which we began selling Auryxia, we were not able to reasonably estimate product returns for all product sold to Customers due to insufficient historical returns data. Once sufficient data exists, we will estimate the amount of Auryxia that will be returned and deduct these estimated amounts from our gross revenues at the time that revenues are recognized. Our Customers have the right to return Auryxia during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Currently the expiration date for Auryxia is eighteen months after it has been converted into tablet form, which is the last step in the manufacturing process for Auryxia and generally occurs within a few months before Auryxia is delivered to Customers. As of June 30, 2015, we have experienced an immaterial number of product returns.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories described above for the six months ended June 30, 2015:

(in thousands)	Trade allowances	Rebates, chargebacks and discounts	Product returns	Other incentives (1)	Total
Balance at January 1, 2015	$136	$48	$—	$275	$459
Provision related to current period and deferred sales	656	319	—	1,257	2,232
Credits/payments made for current period and deferred sales	(294)	(9)	—	(993)	(1,296)
Credits/payments made for prior period and deferred sales	(136)	(48)	—	(275)	(459)

Balance at June 30, 2015	$362	$310	$—	$264	$936

(1)	Includes co-pay mitigation and voucher rebates.

The following table summarizes product revenue recognized and deferred during the six months ended June 30, 2015, and the year ended December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Product revenue recognized	$2,180	$—
Deferred product revenue	1,529	414

	$3,709	$414

In conjunction with our recognition and deferral of product revenues, we expensed and capitalized the associated cost of goods, as follows, during the six months ended June 30, 2015, and the year ended December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Cost of goods sold expensed	$380	$—
Finished goods inventory held by others	134	47

	$514	$47

We recognize license revenue in accordance with the revenue recognition guidance of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification or ASC. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

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

Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts

We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts we expect our customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There was no allowance for doubtful accounts at June 30, 2015 and December 31, 2014.

Accounting Related to Goodwill

As of June 30, 2015, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

For the three and six months ended June 30, 2015, we recognized $23,000 and $45,000, respectively, in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes. Indefinite-lived intangibles are non-monetary assets which are not amortized for book purposes since there is no foreseeable limit to the cash flows provided by them. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the deferred tax liability.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued a new standard, Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard will explicitly require management to assess an entity’s ability to continue as a going concern and to provide footnote disclosures in certain cases. Currently there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. The new standard applies to all entities and provides an explicit requirement that management assesses and discloses going concern uncertainties. Previous guidance in auditing standards required auditors to evaluate going concern. The new standard will be effective for all entities in the first annual period ending after December 15, 2016, which is December 31, 2016 for calendar year-end entities. Earlier application is permitted.

In May 2014, the FASB issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. We are currently assessing the method of adoption and the expected impact the new standard will have on our financial position and results of operations.

RESULTS OF OPERATIONS

Three months ended June 30, 2015 and June 30, 2014

Product Revenue, Net. For the three months ended June 30, 2015, we recognized $1.8 million in product revenue from sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks. Our commercial launch of Auryxia occurred in late December 2014. There was no product revenue for three months ended June 30, 2014.

(in thousands)	Three months ended June 30, 2015	Percent of gross Auryxia product sales
Gross Auryxia product sales	$3,097
Less provision for product sales allowances and accruals
Trade allowances	348	11%
Rebates, chargebacks and discounts	140	5%
Product returns	—	—
Other incentives (1)	851	27%

Total	1,339	43%

Net Auryxia product sales	$1,758

(1)	Includes co-pay mitigation and voucher rebates.

We sell product to a limited number of major wholesalers, our Distributors, as well as certain pharmacies, or collectively, our Customers. Our Distributors resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. In accordance with our revenue recognition policy, until we have the ability to reliably estimate returns of Auryxia from our Customers, revenue recognition is deferred until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product), and not based on sales from us to our Customers. At June 30, 2015, we have deferred revenue of $1.5 million, which represents Auryxia product shipped to our Customers, but not yet resold to fill patient prescriptions, net of applicable discounts and rebates. We expect Auryxia product revenue and patient prescriptions to increase in 2015 as we continue the commercialization of Auryxia.

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

License Revenue. For the three months ended June 30, 2015, we recognized $0.8 million in license revenue on royalty payments from sales of Riona® in Japan. JT’s subsidiary, Torii, launched Riona® in May 2014. There was no license revenue for the three months ended June 30, 2014. We receive royalty payments based on a tiered double-digit percentage of net sales of Riona® in Japan escalating up to the mid-teens for sales made by Torii. We may also receive up to an additional $55 million of milestone payments upon the achievement of certain annual net sales milestones.

Cost of Goods Sold. For the three months ended June 30, 2015, we recognized $0.3 million in cost of goods sold related to product sales of Auryxia. Our commercial launch of Auryxia occurred in late December 2014. There was no cost of goods sold expense recorded for the three months ended June 30, 2014. Cost of goods sold includes the cost of API for Auryxia on which product revenue was recognized during the period, as well as the associated costs for tableting, packaging, shipment, insurance and quality assurance. Cost of goods sold also includes the royalty expense due the licensor of Auryxia related to the product revenue recognized during the period.

License Expenses. For the three months ended June 30, 2015, we recognized $0.5 million in license expenses related to royalties due to the licensor of Auryxia relating to sales of Riona® in Japan. There were no license expenses for the three months ended June 30, 2014. We owe a mid-single digit percentage of net sales royalty to the licensor of Auryxia associated with net sales of Riona® in Japan.

Research and Development Expenses. Research and development expenses decreased by $2.3 million to $8.0 million for the three months ended June 30, 2015, as compared to $10.3 million for the three months ended June 30, 2014. The decrease in research and development expenses was due to a $1.3 million decrease in regulatory and clinical study expenses related to Auryxia and a $3.7 million decrease in expenses related to the manufacturing of Auryxia, which were expensed in the comparable period in 2014 and primarily capitalized as inventory following the approval of Auryxia in September 2014. The three months ended June 30, 2015 included $2.1 million of expenses for medical affairs activities, as the medical affairs group will increasingly be supporting additional research and development of Auryxia in the post-approval setting and, therefore, the associated costs are included in research and development expenses as of January 2015. We expect our quarterly research and development expenses to increase modestly over the remainder of 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.5 million to $20.8 million for the three months ended June 30, 2015, as compared to $12.3 million for the three months ended June 30, 2014. The increase was primarily related to a $8.8 million increase in commercial activities and associated personnel costs related to the commercialization of Auryxia, which included a $0.9 million increase in associated stock-based compensation expense related to the recording of the fair value of equity awards granted, which are expensed over the vesting periods of the individual awards. We expect our quarterly selling, general and administrative costs for the remainder of 2015 to increase modestly as we continue the commercialization of Auryxia.

Interest and Other Income, Net. Interest and other income, net, decreased by $15,000 to $114,000 for the three months ended June 30, 2015, as compared to $129,000 for the three months ended June 30, 2014.

Income Taxes. For the three months ended June 30, 2015, we recognized $23,000 in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes. Indefinite-lived intangibles are non-monetary assets which are not amortized under GAAP since there is no foreseeable limit to the cash flows provided by them. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the deferred tax liability. There was no income tax expense for the three months ended June 30, 2014. We continue to maintain a full valuation allowance against our net deferred tax assets.

Six months ended June 30, 2015 and June 30, 2014

Product Revenue, Net. For the six months ended June 30, 2015, we recognized $2.2 million in product revenue from sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks. Our commercial launch of Auryxia occurred in late December 2014. There was no product revenue for six months ended June 30, 2014.

(in thousands)	Six months ended June 30, 2015	Percent of gross Auryxia product sales
Gross Auryxia product sales	$4,061
Less provision for product sales allowances and accruals
Trade allowances	448	11%
Rebates, chargebacks and discounts	170	4%
Product returns	—	—
Other incentives (1)	1,263	31%

Total	1,881	46%

Net Auryxia product sales	$2,180

(1)	Includes co-pay mitigation and voucher rebates.

We sell product to a limited number of major wholesalers, our Distributors, as well as certain pharmacies, or collectively, our Customers. Our Distributors resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. In accordance with our revenue recognition policy, until we have the ability to reliably estimate returns of Auryxia from our Customers, revenue recognition is deferred until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product), and not based on sales from us to our Customers. At June 30, 2015, we have deferred revenue of $1.5 million, which represents Auryxia product shipped to our Customers, but not yet resold to fill patient prescriptions, net of applicable discounts and rebates. We expect Auryxia product revenue and patient prescriptions to increase in 2015 as we continue the commercialization of Auryxia.

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

License Revenue. For the six months ended June 30, 2015, we recognized $1.5 million in license revenue on royalty payments from sales of Riona® in Japan. JT’s subsidiary, Torii, launched Riona® in May 2014. License revenue for the six months ended June 30, 2014 was $10.0 million due to the recognition of a $10.0 million non-refundable milestone payment in January 2014 related to JT and Torii’s achievement of marketing approval in Japan. We receive royalty payments based on a tiered double-digit percentage of net sales of Riona® in Japan escalating up to the mid-teens for sales made by Torii. We may also receive up to an additional $55 million of milestone payments upon the achievement of certain annual net sales milestones.

Cost of Goods Sold. For the six months ended June 30, 2015, we recognized $0.4 million in cost of goods sold related to product sales of Auryxia. Our commercial launch of Auryxia occurred in late December 2014. There was no cost of goods sold expense recorded for the six months ended June 30, 2014. Cost of goods sold includes the cost of API for Auryxia on which product revenue was recognized during the period, as well as the associated costs for tableting, packaging, shipment, insurance and quality assurance. Cost of goods sold also includes the royalty expense due the licensor of Auryxia related to the product revenue recognized during the period.

License Expenses. For the six months ended June 30, 2015, we recognized $0.9 million in license expenses related to royalties due to the licensor of Auryxia relating to sales of Riona® in Japan. There were no license expenses for the six months ended June 30, 2014. We owe a mid-single digit percentage of net sales royalty to the licensor of Auryxia associated with net sales of Riona® in Japan.

Research and Development Expenses. Research and development expenses decreased by $9.1 million to $17.6 million for the six months ended June 30, 2015, as compared to $26.6 million for the six months ended June 30, 2014. The decrease in research and development expenses was due to a $4.2 million decrease in regulatory and clinical study expenses related to Auryxia and a $7.5 million decrease in expenses related to the manufacturing of Auryxia, which were expensed in the comparable period in 2014 and primarily capitalized as inventory following the approval of Auryxia in September 2014. The six months ended June 30, 2015 included $4.1 million of expenses for medical affairs activities, as the medical affairs group will increasingly be supporting additional research and development of Auryxia in the post-approval setting and, therefore, the associated costs are included in research and development expenses as of January 2015. The six months ended June 30, 2014, included a $2.0 million one-time milestone payment to the licensor of Auryxia for JT and Torii’s achievement of the Japanese marketing approval milestone in January 2014. We expect our quarterly research and development expenses to increase modestly over the remainder of 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $20.1 million to $39.6 million for the six months ended June 30, 2015, as compared to $19.6 million for the six months ended June 30, 2014. The increase was primarily related to a $19.0 million increase in commercial activities and associated personnel costs related to the commercialization of Auryxia, which included a $2.5 million increase in associated stock-based compensation expense related to the recording of the fair value of equity awards granted, which are expensed over the vesting periods of the individual awards. We expect our quarterly selling, general and administrative costs for the remainder of 2015 to increase modestly as we continue the commercialization of Auryxia.

Interest and Other Income, Net. Interest and other income, net, decreased by $29,000 to $221,000 for the six months ended June 30, 2015, as compared to $250,000 for the six months ended June 30, 2014.

Income Taxes. For the six months ended June 30, 2015, we recognized $45,000 in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes. Indefinite-lived intangibles are non-monetary assets which are not amortized under GAAP since there is no foreseeable limit to the cash flows provided by them. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the deferred tax liability. There was no income tax expense for the six months ended June 30, 2014. We continue to maintain a full valuation allowance against our net deferred tax assets.

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

In January 2014, our Japanese partner, JT and Torii, received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, launched in May 2014 and being marketed in Japan by JT’s subsidiary, Torii, under the brand name Riona®, is indicated as an oral medicine for the improvement of hyperphosphatemia in patients with CKD, including dialysis and NDD-CKD. Under the license agreement with JT and Torii, we received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. We also receive royalty payments based on a tiered double-digit percentage of net sales of Riona® in Japan escalating up to the mid-teens, as well as up to an additional $55.0 million upon the achievement of certain annual net sales milestones. We owe a mid-single digit percentage of net sales royalty to the licensor of Auryxia associated with net sales of Riona® in Japan.

As of June 30, 2015, we had $131.3 million in cash and cash equivalents, as compared to $85.8 million in cash, cash equivalents, short-term investments and interest receivable at December 31, 2014, representing an increase of $45.5 million. We currently expect that our existing capital resources combined with future anticipated cash flows will be sufficient to execute our business plan. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia and the magnitude of cash received from product sales, the timing and expenditures associated with the build-up of inventory and capacity expansion, the timing and expenditures associated with the regulatory review process for our EU MAA filing, and the timing, design and conduct of clinical trials for Auryxia. As a result of these factors, we may need to seek additional financings to provide the cash necessary to execute our current operations, including beyond the initial commercialization of Auryxia, and to develop any drug candidates we may in-license or acquire.

Net cash used in operating activities for the six months ended June 30, 2015 was $74.0 million, as compared to $27.6 million for the six months ended June 30, 2014. This increase in net cash used in operating activities was primarily related to Auryxia commercial expenditures to support the launch, including the manufacturing of $26.0 million of inventory.

For the six months ended June 30, 2015, net cash provided by investing activities was $11.3 million, primarily due to the maturity of held-to-maturity short-term securities, as compared to $45.8 million of net cash used in investing activities for the six months ended June 30, 2014, primarily related to the investment in held-to-maturity short-term securities.

For the six months ended June 30, 2015, net cash provided by financing activities was $119.7 million as compared to $109.7 million for the six months ended June 30, 2014. The increase was primarily related to $118.3 million of net proceeds received from our public offering of common stock in January 2015, as compared to $107.5 million of net proceeds received from our public offering of common stock in January 2014.

OBLIGATIONS AND COMMITMENTS

Operating Leases

In April 2015, we signed a new lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94 month term that commenced on May 1, 2015. In order to make the space usable for our operations, substantial improvements will be made. Our landlord has agreed to pay for up to approximately $1.9 million of the improvements, and we bear all additional costs that are incurred. As such, we have determined that we are the owner of the improvements and account for tenant improvements paid by our landlord as a lease incentive. On May 1, 2015, in accordance with ASC 840-20, we recorded a deferred lease incentive, and an associated receivable from our landlord, for the total amount to be paid by the landlord for improvements. The deferred lease incentive is being amortized as an offset to rent expense over the term of the lease. Improvements made to our leased space will be recorded as a fixed asset and, upon occupancy, be amortized over the assets’ useful lives or the remaining lease term, whichever is shorter.

As of June 30, 2015, we have the following operating lease obligations, which include our office leases in New York and Boston.

	Payment due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$13,187	$1,809	$3,486	$3,311	$4,581

Total	$13,187	$1,809	$3,486	$3,311	$4,581

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of June 30, 2015, our portfolio of financial instruments consists of cash equivalents, including money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2015, we had an accumulated deficit of $605.5 million. As we continue our research and development and initial commercial efforts, we will incur increasing losses. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from our drug, Auryxia. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain additional regulatory approvals for our drug, successfully complete any post approval regulatory obligations and successfully manufacture and commercialize our drug.

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

As of July 22, 2015, we had 161 full and part-time employees. To successfully develop and commercialize our drug and any drug candidates we may in-license or acquire, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel our ability to continue to execute on our business plan could be materially impaired. Although we have employment agreements with Greg Madison, James Oliviero, Brian Adams, Scott Holmes and John Neylan, M.D., these agreements do not prevent them from terminating their employment with us.

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

In February 2015, we announced a planned consolidation of our finance and accounting function into our Boston office and that our Chief Financial Officer, James F. Oliviero, will be leaving Keryx by October 2015. Mr. Oliviero has been with Keryx for twelve years and has served as the Chief Financial Officer since 2009. In July 2015, we announced the appointment of Scott Holmes to serve as our Senior Vice President and Chief Financial Officer. James F. Oliviero will continue to assist with the management of our finance and accounting function during the remainder of his tenure and will assist in the transition of his duties to Mr. Holmes.

Risks associated with our product development efforts

If we do not receive regulatory approvals to market our drug product in a timely manner, or at all, our business will be materially harmed and our stock price may be adversely affected.

We are commercializing and continuing to develop Auryxia, an oral, absorbable iron-based phosphate binder. In May 2011, we announced positive Scientific Advice from the EMA for the development of Auryxia, which we filed for approval under the trade name Fexeric® (ferric citrate coordination complex), for the management and control of serum phosphorus in CKD patients undergoing dialysis, and in NDD-CKD patients. The Scientific Advice from the EMA indicates that our successful Phase 3 program in dialysis in the U.S., in conjunction with safety data generated from other clinical studies with Fexeric, will be considered sufficient to support a MAA to the EMA for the indication in CKD patients on dialysis. The Scientific Advice also provided us with a regulatory path forward in the NDD-CKD setting in Europe. As a result, we believe that since our Phase 3 program in dialysis, and Phase 2 study in NDD-CKD, in the U.S. were successful, we will not need to conduct any additional clinical trials to assess the safety or efficacy of Fexeric in order to obtain European approval in CKD, including the dialysis and NDD-CKD settings. Accordingly, in March 2014, we submitted a MAA with the EMA for both dialysis and NDD-CKD, which was validated by the EMA in March 2014. Scientific Advice is legally non-binding and is based on the current scientific knowledge, which may be subject to future changes. Many companies which have been provided with positive Scientific Advice by the EMA have ultimately failed to obtain approval of an MAA for their drugs. Additionally, even if the primary endpoint in a Phase 3, or other pivotal, clinical trial is achieved, the Scientific Advice does not guarantee approval. The EMA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power and analyses, patient demographics, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision, which may delay or prevent EMA approval of Auryxia.

In July 2015, the Committee for Medicinal Products for Human Use, or CHMP, of the EMA issued a positive opinion for the marketing authorization of Fexeric, recommending approval for the control of serum phosphorus levels, or hyperphosphatemia, in adult patients with CKD, including dialysis and NDD-CKD. The regulatory review of our MAA submission is ongoing. Despite obtaining the CHMP positive opinion, approval of an MAA by the EMA is highly uncertain and like many product candidates, we may fail to obtain the approval even though our MAA has been validated by the EMA. The MAA review processes are extensive, lengthy, expensive and uncertain, and the EMA may delay, limit or deny approval of Fexeric for many reasons, including:

•	we may not be able to demonstrate to the satisfaction of the regulatory authority that Fexeric is safe and effective for any indication;

•	the data arising from the clinical trials, including the Phase 3 results for dialysis patients and our Phase 2 results for NDD-CKD, the development program or the MAA for Fexeric may not be satisfactory to the EMA;

•	the EMA may disagree with the number, design, size, conduct or implementation of our clinical trials or conclude that the data fails to meet statistical or clinical significance;

•	the EMA may not find the data from preclinical and clinical studies sufficient to demonstrate that Fexeric’s clinical and other benefits outweigh its safety risks;

•	the EMA may disagree with our interpretation of data from preclinical studies or clinical trials, and may reject conclusions from preclinical studies or clinical trials, or determine that primary or secondary endpoints from clinical trials were not met, or reject safety conclusions from such studies;

•	the EMA may not accept data generated at one or more of our clinical trial sites;

•	the EMA may determine that we did not properly oversee our clinical trials or follow the regulatory authority’s advice or recommendations in conducting our clinical trials;

•	an advisory committee, if convened by the EMA, may recommend against approval of our application or may recommend that the respective regulatory authority require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, or even if an advisory committee, if convened, makes a favorable recommendation, the respective regulatory authority may still not approve Fexeric;

•	data and analyses submitted to the EMA in response to questions raised during the review processes may not be satisfactory to the regulatory authority, and this may lead to significant delays in the approval of Fexeric or to the rejection of the Fexeric MAA; and

•	the EMA may identify deficiencies in the chemistry, manufacturing and controls, or CMC, sections of our MAA, our manufacturing processes, facilities or analytical methods or those of our third party contract manufacturers, and this may lead to significant delays in the approval of Fexeric or to the rejection of the Fexeric MAA.

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

Accordingly, we may not receive the regulatory approvals needed to market Fexeric. Any failure or delay in completion of the development program or the EMA review processes would delay or foreclose commercialization of Fexeric and severely harm our business and financial condition.

If our MAA is approved, we may choose to commercialize Fexeric ourselves in Europe or seek a commercialization partner to market the product. We cannot assure you that we would be able to find a commercialization partner in Europe or that we could agree to acceptable terms with any partner to launch and commercialize Fexeric.

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

We have not received, and may never receive, regulatory approval for the commercial sale of Auryxia by the EMA. We may need to conduct significant additional research and human testing before we receive product approval with the EMA or with regulatory authorities of other countries. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product. It requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. The EMA or a regulatory authority of another country, as applicable, may pose additional questions or request further toxicological, drug-drug interaction, pre-clinical or clinical data or substantiation. For example, while Auryxia is a Generally Recognized as Safe, or GRAS, substance in the U.S., and the EMA has not requested that we conduct a two-year carcinogenicity study in animals, there is no assurance that the EMA or some other regulatory authority will not ask us to conduct such a study in order to obtain regulatory approval. In addition, the EMA has not requested us to conduct reproductive toxicity, genotoxicity and single-dose toxicity studies and we are referencing such studies from the published scientific literature in our regulatory submissions. However, we can provide no assurance that the EMA will not ask us to conduct additional studies. In June 2015, we provided our responses to the EMA’s Day 180 questions; however, we cannot assure you that we have answered, or will continue to answer, these questions to the EMA’s satisfaction or that the EMA will not have additional questions as part of the MAA review. Consequently, it may take us many years to complete the testing of our drug and failure can occur at any stage of this process. Negative, inconclusive, or insufficient results or medical events during a pre-clinical or clinical trial could cause us to delay or terminate our development efforts. Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies.

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

Our forecast of the period of time through which our existing capital resources will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	the timing and expenditures associated with commercial activities related to Auryxia and the magnitude of cash received from product sales;

•	the timing and expenditures associated with the build-up of inventory and capacity expansion;

•	the timing and expenditures associated with the regulatory review process for our EU MAA filing;

•	the timing, design and conduct of, and results from, clinical trials for Auryxia;

•	the timing of expenses associated with manufacturing and product development of Auryxia and those proprietary drug candidates that may be in-licensed, partnered or acquired;

•	the timing of the in-licensing, partnering and acquisition of new product opportunities;

•	the timing and expenditures associated with commercial activities related to a Fexeric launch in Europe, either by us or a commercialization partner;

•	the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;

•	our ability to achieve our milestones under our licensing arrangement;

•	the timing and expenses associated with capital expenditures to expand our manufacturing capabilities;

•	the timing and expenses associated with building our own commercial infrastructure to manufacture, market and sell our drug and those that may be in-licensed, partnered or acquired; and

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights or defending against claims of infringement initiated by third parties in respect of their intellectual property rights.

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

We may also seek to utilize market exclusivities in other territories, such as in the EU where new medicines can be designated as a “new active substance” and benefit from a full period of data and market exclusivity (8 plus 2 years, potentially plus one year).

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended September 30, 2004, filed on August 12, 2004, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 26, 2002, and incorporated herein by reference.

3.3	Amendment Number 2 to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007, filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 9, 2007 and incorporated herein by reference.

3.4	Amendment Number 3 to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc. dated June 18, 2013, filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 2, 2013 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2015.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2015.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2015.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: August 6, 2015	By:	/s/ Scott A. Holmes
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2015.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2015.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2015.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.