Form 10-Q
period 2015-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2015-10-29
CIK 1114220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 105,192,587 shares of the registrant’s common stock, $0.001 par value, outstanding as of October 23, 2015.

KERYX BIOPHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “project” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	estimates regarding market size and projected growth, as well as our expectation of market acceptance of AuryxiaTM (ferric citrate);

•	expectations for increases or decreases in expenses;

•	expectations for pre-clinical and clinical development and regulatory progress, including manufacturing, commercialization and reimbursement (including market acceptance) of Fexeric® (ferric citrate coordination complex) or any other products that we may acquire or in-license;

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations regarding our ability to successfully market Riona® through our Japanese partner, Japan Tobacco, Inc. and Torii Pharmaceutical Co., Ltd.;

•	expectations regarding our ability to successfully develop Auryxia for the treatment of iron deficiency anemia in non-dialysis chronic kidney disease patients;

•	expectations regarding our ability to identify a commercial partner to launch Fexeric® in the European market;

•	expectations for generating revenue, positive cash flow or becoming profitable on a sustained basis;

•	expectations of the scope of patent protection with respect to Auryxia and Fexeric;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	estimates of the sufficiency of our existing cash and cash equivalents to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•	expected losses; and

•	expectations for future capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.

Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014

(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,208	$74,284
Short-term investment securities	—	11,508
Interest receivable	—	48
Inventory	36,705	7,830
Accounts receivable, net	2,628	834
Receivable from landlord	1,913	—
Other current assets	4,289	4,092

Total current assets	147,743	98,596

Property, plant and equipment, net	2,604	1,532
Goodwill	3,208	3,208
Other assets, net	1,099	292

Total assets	$154,654	$103,628

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$23,935	$24,146
Accrued compensation and related liabilities	4,439	4,751
Deferred revenue	1,985	414
Deferred lease incentive, current portion	244	—

Total current liabilities	30,603	29,311

Deferred lease incentive, net of current portion	1,567	—
Deferred tax liability	767	700
Other liabilities	647	133

Total liabilities	33,584	30,144

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (130,000,000 shares authorized, 105,305,493 and 92,758,789 shares issued, 105,225,545 and 92,678,841 shares outstanding at September 30, 2015 and December 31, 2014, respectively)	105	93
Additional paid-in capital	757,541	624,606
Treasury stock, at cost, 79,948 shares at September 30, 2015 and December 31, 2014, respectively	(357)	(357)
Accumulated deficit	(636,219)	(550,858)

Total stockholders’ equity	121,070	73,484

Total liabilities and stockholders’ equity	$154,654	$103,628

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Operations

for the three and nine months ended September 30, 2015 and 2014 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Net U.S. Auryxia product sales	$3,191	$—	$5,371	$—
License revenue	1,017	256	2,526	10,256

Total Revenues	4,208	256	7,897	10,256

Operating expenses:
Cost of goods sold	3,065	—	3,445	—
License expenses	611	154	1,516	154
Research and development	11,150	19,053	28,704	45,687
Selling, general and administrative	20,205	16,447	59,847	36,007

Total operating expenses	35,031	35,654	93,512	81,848

Operating loss	(30,823)	(35,398)	(85,615)	(71,592)

Interest and other income, net	100	109	321	359

Loss before income taxes	(30,723)	(35,289)	(85,294)	(71,233)

Income taxes	22	—	67	—

Net loss	$(30,745)	$(35,289)	$(85,361)	$(71,233)

Basic and diluted net loss per common share	$(0.29)	$(0.38)	$(0.83)	$(0.79)

Weighted average shares used in computing basic and diluted net loss per common share	105,205,170	91,846,588	103,458,248	90,639,072

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statement of Stockholders’ Equity

for the nine months ended September 30, 2015 (Unaudited)

(in thousands, except share amounts)

	Common stock			Additional paid-in
					Treasury stock		Accumulated
	Shares	Amount		Capital	Shares	Amount	deficit	Total
Balance at December 31, 2014	92,758,789	$93		$624,606	79,948	$(357)	$(550,858)	$73,484
Changes during the period:
Issuance of common stock in public offering (net of offering costs of $8,216)	10,541,667	10		118,274	—	—	—	118,284
Issuance of restricted stock	1,186,800	1		—	—	—	—	1
Forfeiture of restricted stock	(179,879)	(—	)*	—	—	—	—	(— )*
Surrender of common stock for tax withholding	(1,625)	(—	)*	(15)				(15)
Issuance of common stock in connection with exercise of options	999,741	1		1,446	—	—	—	1,447
Compensation in respect of options and restricted stock granted to employees, directors and third-parties	—	—		13,230	—	—	—	13,230
Net loss	—	—		—	—	—	(85,361)	(85,361)

Balance at September 30, 2015	105,305,493	$105		$757,541	79,948	$(357)	$(636,219)	$121,070

*	Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows

for the nine months ended September 30, 2015 and 2014 (Unaudited)

(in thousands)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(85,361)	$(71,233)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock-based compensation expense	12,950	13,396
Depreciation and amortization	431	185
Amortization of deferred lease incentive	(102)	—
Deferred income taxes	67	—
Changes in assets and liabilities:
Increase in other current assets	(197)	(1,511)
Increase in accounts receivable, net	(1,794)	—
Decrease (increase) in accrued interest receivable	48	(151)
Increase in inventory	(27,519)	(912)
Increase in security deposits	(807)	(116)
Decrease in other assets	—	105
(Decrease) increase in accounts payable and accrued expenses	(2,357)	11,134
(Decrease) increase in accrued compensation and related liabilities	(312)	1,663
Increase in deferred revenue	1,571	—
Increase in other liabilities	514	37

Net cash used in operating activities	(102,868)	(47,403)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(432)	(1,199)
Investment in held-to-maturity short-term securities	—	(49,725)
Proceeds from maturity of held-to-maturity short-term securities	11,508	15,624

Net cash provided by (used in) investing activities	11,076	(35,300)

CASH FLOWS FROM FINANCING ACTIVITIES

Gross proceeds from public offerings	126,500	115,057
Offering costs related to public offerings	(8,216)	(7,525)
Surrender of common stock for tax withholding	(15)	—
Proceeds from exercise of options	1,447	3,607

Net cash provided by financing activities	119,716	111,139

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,924	28,436

Cash and cash equivalents at beginning of period	74,284	55,696

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,208	$84,132

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Increase of receivable from landlord and deferred lease incentive	$1,913	$—

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

NOTE 1 - GENERAL

Basis of Presentation

We are a biopharmaceutical company focused on bringing innovative therapies to market for patients suffering from renal disease. Most of our biopharmaceutical development and substantially all of our administrative operations during the three and nine months ended September 30, 2015 and 2014 were conducted in the United States of America.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Except for 2009, we have incurred substantial operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2015, we have an accumulated deficit of $636.2 million.

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

On September 24, 2015, the European Commission approved Fexeric (ferric citrate coordination complex) for the control of serum phosphorus levels, or hyperphosphatemia, in adult patients with CKD, including dialysis and NDD-CKD. The European Commission also approved Keryx’s application to consider ferric citrate coordination complex as a New Active Substance (NAS), which provides 10 years of data and marketing exclusivity in Europe.

In September 2014, we announced the initiation of a pivotal Phase 3 study of Auryxia for the treatment of iron deficiency anemia (“IDA”) in patients with Stage 3-5 NDD-CKD. This study’s primary endpoint is the between group comparison of the proportion of patients achieving a 1 g/dL or greater increase in hemoglobin at any point during the 16-week randomized period. Enrollment of approximately 230 patients is complete, and if this trial is successful, we expect to submit 24-week safety and efficacy data to the FDA in the third quarter of 2016 to support potential approval.

Currently, our only product is Auryxia. In January 2015, we began to recognize product sales based on prescription sales of Auryxia in the U.S. We may engage in business development activities that include seeking strategic relationships for Auryxia, as well as evaluating other compounds and companies for in-licensing or acquisition. In addition, we have generated, and expect to continue to generate, revenue from the sublicensing of rights to ferric citrate in Japan to our Japanese partner, JT and Torii.

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

In October 2015, we completed the sale of $125 million of Convertible Senior Notes due 2020 (the “Notes”), in a private placement (the “Private Placement”) to funds managed by The Baupost Group, L.L.C (“Baupost”) pursuant to a Notes Purchase Agreement dated October 14, 2015 (the “Notes Purchase Agreement”). The Notes were issued under an Indenture dated as of October 15, 2015, with The Bank of New York Mellon Trust Company, N.A. as trustee (the “Indenture”). Under the terms of the Indenture, the Notes may be converted into shares of our common stock at the discretion of Baupost (with a conversion price that is subject to adjustment based on the occurrence of certain events). In furtherance thereof, we will seek stockholder approval to ensure that we have an adequate share reserve to cover any conversions by Baupost, and if any necessary share increases are not approved, we will pay a portion of the conversion amount in cash. Further, the Indenture subjects us to certain financial and business covenants.

Further, in connection with the Private Placement, we entered into a Registration Rights Agreement with the purchasers of the Notes (the “Registration Rights Agreement”), pursuant to which we agreed to (i) file a registration statement (the “Resale Registration Statement”) with the SEC covering the resale of the Notes and the underlying common stock which the Notes are convertible into upon the written request of Baupost, and (ii) use commercially reasonable efforts, subject to receipt of necessary information from all the purchasers of the Notes, to cause the SEC to declare the Resale Registration Statement effective. Further, the Registration Rights Agreement permits Baupost to demand from time to time that we file a shelf Registration Statement pursuant to Rule 415 of the Securities Act from which any number of shelf takedowns may be conducted upon written request from Baupost. Finally, the Registration Rights Agreement affords Baupost certain piggyback registration rights.

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

We currently expect that our existing capital resources combined with the proceeds of $125 million in Notes raised in October 2015 and future anticipated cash flows will be sufficient to execute our current business objectives. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia and the magnitude of cash received from product sales, the timing and expenditures associated with the build-up of inventory and capacity expansion, our ability to identify a commercial partner for and launch Fexeric in Europe, and the timing, design and conduct of clinical trials for Auryxia. As a result of these factors, we may need to seek additional financings to provide the cash necessary to execute our current operations, including beyond the initial commercialization of Auryxia, and to develop any drug candidates we may in-license or acquire.

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

In conjunction with the October 2015 financing, Keryx will increase the number of directors on its Board to eight, as Baupost will have the right to appoint a director to Keryx’s Board by the end of 2015. Baupost will also appoint an observer to Keryx’s Board.

In April 2015, we announced the appointment of John F. Neylan, M.D., as our Senior Vice President and Chief Medical Officer.

In April 2015, we signed a new lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94-month term that commenced on May 1, 2015, at an average rent of approximately $123,600 per month. The new lease will replace our current subleased space in the same building, which term expires on December 31, 2015.

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

In May 2014, the FASB issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. We are currently assessing the method of adoption and the expected impact the new standard will have on our financial position and results of operations.

In July 2015, the FASB issued a new standard, Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory. Under this standard, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. The standard defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is applicable to inventory that is accounted for under the first-in, first-out or average cost method and is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We do not expect adoption to have a material impact on our consolidated financial statements.

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

The following table summarizes our investment securities at September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Short-term investments (held to maturity):
Obligations of domestic governmental agencies	$—	$11,508

Total short-term investment securities	$—	$11,508

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

Accounts Receivable, net

We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to certain of our customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts we expect our customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There was no allowance for doubtful accounts at September 30, 2015 and December 31, 2014.

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

The following table summarizes our receivable from our landlord associated with the lease incentive at September 30, 2015, and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Receivable from landlord	$1,913	$—

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

We have written contracts with our Customers and delivery occurs when a Customer receives Auryxia. We evaluate the creditworthiness of each of our Customers to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product sales from the sales to Customers and (ii) reasonably estimate our net product sales. We calculate gross product sales based on the wholesale acquisition cost that we charge our Customers for Auryxia. We estimate our net product sales by deducting from our gross product sales (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns, upon our ultimate transition to a sell-in revenue recognition model and (d) estimated costs of incentives offered to certain indirect customers, including patients.

Trade Allowances: We generally provide invoice discounts on Auryxia sales to our Distributors for prompt payment and pay fees for distribution services, such as fees for certain data that Distributors provide to us. The payment terms for sales to Distributors generally include a prompt-pay discount for payment within 30 days. Based on our judgment and industry experience, we expect our Distributors to earn these discounts and fees, and deduct the full amount of these discounts and fees from our gross product sales and accounts receivable at the time such revenues are recognized.

Rebates, Chargebacks and Discounts: We contract with Medicaid, other government agencies and various commercial and Medicare Part D private insurance providers, or collectively, our Third-party Payors, so that Auryxia will be eligible for partial or full reimbursement from such Third-party Payors. We also contract with certain specialty pharmacies directly so that Auryxia will be eligible for purchase by these specialty pharmacies. We estimate the rebates, chargebacks and discounts we will provide to Third-party Payors and specialty pharmacies, and deduct these estimated amounts from our gross product sales at the time the sales are recognized. We estimate the rebates, chargebacks and discounts that we will provide to Third-party Payors and specialty pharmacies based upon (i) our contracts with these Third-party Payors and specialty pharmacies, (ii) the government-mandated discounts applicable to government-funded programs and (iii) information obtained from our Customers and other third parties regarding the payor mix for Auryxia.

Product Returns: During the nine months ended September 30, 2015, the first full period in which we began selling Auryxia, we were not able to reasonably estimate product returns for all product sold to Customers due to insufficient historical returns data. Once sufficient data exists, we will estimate the amount of Auryxia that will be returned and deduct these estimated amounts from our gross revenues at the time that revenues are recognized. Our Customers have the right to return Auryxia during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Currently the expiration date for Auryxia is eighteen months after it has been converted into tablet form, which is the last step in the manufacturing process for Auryxia and generally occurs within a few months before Auryxia is delivered to Customers. As of September 30, 2015, we have experienced an immaterial number of product returns.

Other Incentives: Other incentives that we offer to indirect customers include co-pay mitigation rebates provided by us to commercially insured patients who have coverage for Auryxia and who reside in states that permit co-pay mitigation programs, and vouchers for a month supply of Auryxia at no patient cost. Our co-pay mitigation program is intended to reduce each participating patient’s portion of the financial responsibility for Auryxia’s purchase price to a specified dollar amount. Based upon the terms of the program and information regarding programs provided for similar specialty pharmaceutical products, we estimate the average co-pay mitigation amounts and the percentage of patients that we expect to participate in the program in order to establish our accruals for co-pay mitigation rebates and deduct these estimated amounts from our gross product sales at the time the sales are recognized. Our vouchers offered to date will expire on December 31, 2015. We adjust our accruals for co-pay mitigation and voucher rebates based on our estimates regarding the portion of issued rebates that we estimate will not be redeemed.

Our U.S. Auryxia product sales for the three and nine months ended September 30, 2015 were offset by provisions for allowances and accruals as set forth in the tables below. There were no product sales for the three or nine months ended September 30, 2014.

(in thousands)	Three months ended September 30, 2015	Percent of gross Auryxia product sales	Nine months ended September 30, 2015	Percent of gross Auryxia product sales
Gross Auryxia product sales	$4,736		$8,797
Less provision for product sales allowances and accruals
Trade allowances	557	12%	1,005	11%
Rebates, chargebacks and discounts	654	14%	824	9%
Product returns	—	—	—	—
Other incentives (1)	334	7%	1,597	18%

Total	1,545	33%	3,426	38%

Net U.S. Auryxia product sales	$3,191		$5,371

(1)	Includes co-pay mitigation and voucher rebates.

The following table summarizes activity in each of the product sales allowance and reserve categories described above for the nine months ended September 30, 2015:

(in thousands)	Trade allowances	Rebates, chargebacks and discounts	Product returns	Other incentives (1)	Total
Balance at January 1, 2015	$136	$48	$—	$275	$459
Provision related to current period and deferred sales	1,062	1,276	—	1,466	3,804
Credits/payments made for current period and deferred sales	(534)	(132)	—	(1,328)	(1,994)
Credits/payments made for prior period and deferred sales	(136)	(48)	—	(275)	(459)

Balance at September 30, 2015	$528	$1,144	$—	$138	$1,810

(1)	Includes co-pay mitigation and voucher rebates.

The following table summarizes product sales recognized and deferred during the nine months ended September 30, 2015, and the year ended December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Net U.S. Auryxia sales recognized	$5,371	$—

Deferred product sales	1,985	414

	$7,356	$414

In conjunction with our recognition and deferral of product sales, we expensed and capitalized the associated cost of goods, as follows, during the nine months ended September 30, 2015, and the year ended December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Cost of goods sold expensed	$3,445	$—
Finished goods inventory held by others	169	47

	$3,614	$47

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

Cost of Goods Sold

Cost of goods sold includes the cost of active pharmaceutical ingredient (“API”) for Auryxia on which product sales were recognized during the period, as well as the associated costs for tableting, packaging, shipment, insurance and quality assurance. Cost of goods sold also includes the royalty expense due the licensor of Auryxia related to the product sales recognized during the period.

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

Income Taxes

As of September 30, 2015, we have U.S. net operating loss carryforwards of approximately $589.6 million which expire from 2019 through 2035. We have established a 100% valuation allowance against our net deferred tax assets due to our history of pre-tax losses and the likelihood that the deferred tax assets will not be realizable. Due to our historical equity transactions, the utilization of certain tax loss carryforwards may be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provisions.

For the three and nine months ended September 30, 2015, we recognized $22,000 and $67,000, respectively, in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes. Indefinite-lived intangibles are non-monetary assets which are not amortized for book purposes since there is no foreseeable limit to the cash flows provided by them. The total deferred tax liability recognized on the balance sheet as of September 30, 2015 is $767,000.

Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the deferred tax liability.

We are not aware of any unrecorded tax liabilities which would materially impact our financial position or our results of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options, as their inclusion would be anti-dilutive for all periods presented. The options outstanding as of September 30, 2015 and 2014, which are not included in the computation of net loss per share amounts, were 5,340,559 and 5,109,047, respectively.

Comprehensive Loss

Comprehensive loss is the same as net loss for all periods presented.

Segment Reporting

We operate in only one reportable segment: the Products segment.

Impairment of Goodwill

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. As of December 31, 2014, management concluded that there was no impairment of our goodwill. For the period ending September 30, 2015, management determined that there were no impairment indicators that would trigger a goodwill impairment analysis.

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

The following table provides the fair value measurements of applicable financial assets as of September 30, 2015 and December 31, 2014:

	Financial assets at fair value as of September 30, 2015			Financial assets at fair value as of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds (1)	$97,849	$—	$—	$69,591	$—	$—
Obligations of domestic governmental agencies (held-to-maturity)(2)	—	—	—	11,508	—	—

Total	$97,849	$—	$—	$81,099	$—	$—

(1)	Included in cash and cash equivalents on our consolidated balance sheet. The carrying amount of money market funds approximates fair value.
(2)	Amortized cost approximates fair value.

NOTE 3 – INVENTORY

Upon approval of Auryxia on September 5, 2014 by the FDA, we began capitalizing our purchases of saleable inventory of Auryxia from suppliers. Inventories consist of the following at September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Raw materials	$504	$111
Work in process	34,717	7,263
Finished goods	1,315	409
Finished goods inventory held by others	169	47

Total inventory	$36,705	$7,830

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

Equity Incentive Plans

Total shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 3,129,108 shares at September 30, 2015.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2015:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2014	5,132,426	$9.32	7.0	$26,916,823
Granted	1,732,600	12.85
Exercised	(999,741)	1.45		$8,548,958

Forfeited	(437,189)	12.95
Expired	(87,537)	12.44

Outstanding at September 30, 2015	5,340,559	$11.59	7.3	$734,058

Vested and expected to vest at September 30, 2015	5,242,184	$11.56	7.3	$733,316

Exercisable at September 30, 2015	2,403,995	$9.32	5.3	$711,911

Upon the exercise of stock options, we issue new shares of our common stock. As of September 30, 2015, 125,000 options issued to employees are unvested, milestone-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under our incentive plans. The time-vesting restricted stock grants vest primarily over a period of three years. The following table summarizes restricted share activity for the nine months ended September 30, 2015:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value
Outstanding at December 31, 2014	926,947	$12.22	$13,116,300
Granted	1,186,800	11.62
Vested	(388,630)	11.64	$4,336,275

Forfeited	(179,879)	12.79

Outstanding at September 30, 2015	1,545,238	$11.84	$5,439,238

As of September 30, 2015, 630,000 shares of restricted stock issued to employees are unvested, milestone-based shares, including 550,000 shares of restricted stock issued to Gregory Madison, our chief executive officer.

Stock-Based Compensation

We incurred $4.6 million and $8.2 million of non-cash compensation expense related to equity incentive grants during the three months ended September 30, 2015 and 2014, respectively, and $13.0 million and $13.4 million during the nine months ended September 30, 2015 and 2014, respectively. The following table reflects stock-based compensation expense for the three- and nine-month periods ended September 30, 2015 and 2014:

Stock-Based Compensation	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Cost of goods sold	$1	$—	$4	$—
Research and development	937	5,008	2,699	6,078
Selling, general and administrative	3,637	3,232	10,247	7,318

Total stock-based compensation expense	$4,575	$8,240	$12,950	$13,396

Stock-based compensation costs capitalized as part of inventory were immaterial for the nine months ended September 30, 2015.

The three and nine months ended September 30, 2014, included $4.6 million and $0.4 million of stock-based compensation in research and development and selling, general and administrative expense, respectively, related to the vesting of milestone-based stock options and restricted shares upon the FDA approval of Auryxia.

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

Black-Scholes Option Valuation Assumptions	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Risk-free interest rates	1.8%	1.9%	1.7%	2.0%
Dividend yield	—	—	—	—
Volatility	89.0%	101.3%	90.9%	103.5%
Weighted-average expected term	6.0 years	6.0 years	6.0 years	6.0 years

The weighted average grant date fair value of options granted for the three months ended September 30, 2015 and 2014 was $5.33 and $12.07 per option, respectively, and for the nine months ended September 30, 2015 and 2014 was $9.62 and $11.64 per option. We used historical information to estimate forfeitures within the valuation model. As of September 30, 2015, there was $23.8 million and $9.7 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.0 years and 2.0 years, respectively. These amounts do not include, as of September 30, 2015, 125,000 options outstanding and 630,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones, such as change in control. Stock-based compensation will be measured and recorded if and when it is probable that the milestone will occur.

NOTE 5 - LICENSE AGREEMENTS

In November 2005, we entered into a license agreement with Panion & BF Biotech, Inc. (“Panion”). Under the license agreement, we acquired the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and marketing of ferric citrate. To date, we have expensed an aggregate of $11.6 million of milestone payments to Panion, including a milestone payment of $2.0 million due upon our successful achievement of European marketing approval in September 2015. In addition, Panion is eligible to receive royalty payments based on a mid-single digit percentage of net sales of Auryxia. For the three and nine months ended September 30, 2015, we recorded approximately $189,000 and $316,000, respectively, in cost of goods sold related to royalty payments due Panion relating to sales of Auryxia (ferric citrate) in the U.S.

In September 2007, we entered into a Sublicense Agreement with JT and Torii, JT’s pharmaceutical business subsidiary, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate in Japan, which is being marketed in the U.S. under the trade name Auryxia. JT and Torii are responsible for the future development and commercialization costs in Japan. Effective June 8, 2009, we entered into an Amended and Restated Sublicense Agreement (the “Revised Agreement”) with JT and Torii, which, among other things, provided for the elimination of all significant on-going obligations under the sublicense agreement.

In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, launched in May 2014 and being marketed in Japan by JT’s subsidiary, Torii Pharmaceutical Co., Ltd., under the brand name Riona®, is indicated as an oral medicine for the improvement of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. As a result, we recorded license revenue of $10.0 million in accordance with our revenue recognition policy, which is included in the nine months ended September 30, 2014. We also receive royalty payments based on a tiered double-digit percentage of net sales of Riona® in Japan escalating up to the mid-teens, as well as up to an additional $55.0 million upon the achievement of certain annual net sales milestones. In accordance with our revenue recognition policy, royalty revenues are recognized in the quarter that JT and Torii provide their written report and related information to us regarding sales of Riona®, which generally will be one quarter following the quarter in which the underlying sales by JT and Torii occurred. For the three and nine months ended September 30, 2015, we recorded $1.0 million and $2.5 million, respectively, in license revenue related to royalties earned on net sales of Riona® in Japan. For the three and nine months ended September 30, 2014, we recorded $0.3 million and $0.3 million, respectively, in license revenue related to royalties earned on net sales of Riona® in Japan. We record the associated mid-single digit percentage of net sales royalty expense due Panion, the licensor of Auryxia, as license expenses in the same period as the royalty revenue from JT and Torii is recorded. For the three and nine months ended September 30, 2015, we recorded $0.6 million and $1.5 million, respectively, in license expenses related to royalties due Panion relating to sales of Riona® in Japan. For the three and nine months ended September 30, 2014, we recorded $0.2 million and $0.2 million, respectively, in license expenses related to royalties due Panion relating to sales of Riona® in Japan.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In April 2015, we signed a new lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94 month term that commenced on May 1, 2015. In order to make the space usable for our operations, substantial improvements will be made. Our landlord has agreed to pay for up to approximately $1.9 million of the improvements, and we bear all additional costs that are incurred. As such, we have determined that we are the owner of the improvements and account for tenant improvements paid by our landlord as a lease incentive. On May 1, 2015, in accordance with ASC 840-20, we recorded a deferred lease incentive, and an associated receivable from our landlord, for the total amount to be paid by the landlord for improvements. The deferred lease incentive is being amortized as a partial offset to rent expense over the term of the lease. Improvements made to our leased space will be recorded as a fixed asset and, upon occupancy, be amortized over the assets’ useful lives or the remaining lease term, whichever is shorter.

As of September 30, 2015, we have the following operating lease obligations, which include our office leases in New York and Boston.

	Payment due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$12,782	$2,084	$3,215	$3,324	$4,159

Total	$12,782	$2,084	$3,215	$3,324	$4,159

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

On September 24, 2015, the European Commission approved Fexeric (ferric citrate coordination complex) for the control of serum phosphorus levels, or hyperphosphatemia, in adult patients with CKD, including dialysis and NDD-CKD. The European Commission also approved Keryx’s application to consider ferric citrate coordination complex as a New Active Substance (NAS), which provides 10 years of data and marketing exclusivity in Europe.

In September 2014, we announced the initiation of a pivotal Phase 3 study of Auryxia for the treatment of iron deficiency anemia, or IDA, in patients with Stage 3-5 NDD-CKD. This study’s primary endpoint is the between group comparison of the proportion of patients achieving a 1 g/dL or greater increase in hemoglobin at any point during the 16-week randomized period. In our completed 12-week Phase 2 study of Auryxia for the management of elevated serum phosphorus levels and iron deficiency in patients with Stages 3 to 5 NDD-CKD, a post-hoc analysis of this endpoint demonstrated that the proportion of patients achieving a 1 g/dL or greater increase in hemoglobin at any time point during the study was 40% in the Auryxia arm vs. 15% in the placebo arm (p-value <0.001). Secondary endpoints in the Phase 3 study include change from baseline to the end of the randomized period for hemoglobin, ferritin, TSAT and serum phosphorus. Enrollment of approximately 230 patients is complete, and if this trial is successful, we expect to submit 24-week safety and efficacy data to the FDA in the third quarter of 2016 to support potential approval.

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

We have written contracts with our Customers and delivery occurs when a Customer receives Auryxia. We evaluate the creditworthiness of each of our Customers to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product sales from the sales to Customers and (ii) reasonably estimate our net product sales. We calculate gross product sales based on the wholesale acquisition cost that we charge our Customers for Auryxia. We estimate our net product sales by deducting from our gross product sales (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients.

Trade Allowances: We generally provide invoice discounts on Auryxia sales to our Distributors for prompt payment and pay fees for distribution services, such as fees for certain data that Distributors provide to us. The payment terms for sales to Distributors generally include a prompt-pay discount for payment within 30 days. Based on our judgment and industry experience, we expect our Distributors to earn these discounts and fees, and deduct the full amount of these discounts and fees from our gross product sales and accounts receivable at the time such revenues are recognized.

Rebates, Chargebacks and Discounts: We contract with Medicaid, other government agencies and various commercial and Medicare Part D private insurance providers, or collectively, our Third-party Payors, so that Auryxia will be eligible for partial or full reimbursement from such Third-party Payors. We also contract with certain specialty pharmacies directly so that Auryxia will be eligible for purchase by these specialty pharmacies. We estimate the rebates, chargebacks and discounts we will provide to Third-party Payors and specialty pharmacies, and deduct these estimated amounts from our gross product sales at the time the revenues are recognized. We estimate the rebates, chargebacks and discounts that we will provide to Third-party Payors and specialty pharmacies based upon (i) our contracts with these Third-party Payors and specialty pharmacies, (ii) the government-mandated discounts applicable to government-funded programs, and (iii) information obtained from our Customers and other third parties regarding the payor mix for Auryxia.

Product Returns: During the nine months ended September 30, 2015, the first full period in which we began selling Auryxia, we were not able to reasonably estimate product returns for all product sold to Customers due to insufficient historical returns data. Once sufficient data exists, we will estimate the amount of Auryxia that will be returned and deduct these estimated amounts from our gross revenues at the time that revenues are recognized. Our Customers have the right to return Auryxia during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Currently the expiration date for Auryxia is eighteen months after it has been converted into tablet form, which is the last step in the manufacturing process for Auryxia and generally occurs within a few months before Auryxia is delivered to Customers. As of September 30, 2015, we have experienced an immaterial number of product returns.

Other Incentives: Other incentives that we offer to indirect customers include co-pay mitigation rebates provided by us to commercially insured patients who have coverage for Auryxia and who reside in states that permit co-pay mitigation programs, and vouchers for a month supply of Auryxia at no patient cost. Our co-pay mitigation program is intended to reduce each participating patient’s portion of the financial responsibility for Auryxia’s purchase price to a specified dollar amount. Based upon the terms of the program and information regarding programs provided for similar specialty pharmaceutical products, we estimate the average co-pay mitigation amounts and the percentage of patients that we expect to participate in the program in order to establish our accruals for co-pay mitigation rebates and deduct these estimated amounts from our gross product sales at the time the revenues are recognized. Our vouchers offered to date will expire on December 31, 2015. We adjust our accruals for co-pay mitigation and voucher rebates based on our estimates regarding the portion of issued rebates that we estimate will not be redeemed.

The following table summarizes activity in each of the product sales allowance and reserve categories described above for the nine months ended September 30, 2015:

(in thousands)	Trade allowances	Rebates, chargebacks and discounts	Product returns	Other incentives (1)	Total
Balance at January 1, 2015	$136	$48	$—	$275	$459
Provision related to current period and deferred sales	1,062	1,276	—	1,466	3,804
Credits/payments made for current period and deferred sales	(534)	(132)	—	(1,328)	(1,994)
Credits/payments made for prior period and deferred sales	(136)	(48)	—	(275)	(459)

Balance at September 30, 2015	$528	$1,144	$—	$138	$1,810

(1)	Includes co-pay mitigation and voucher rebates.

The following table summarizes product sales recognized and deferred during the nine months ended September 30, 2015, and the year ended December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Net U.S. Auryxia product sales recognized	$5,371	$—
Deferred product sales	1,985	414

	$7,356	$414

In conjunction with our recognition and deferral of product sales, we expensed and capitalized the associated cost of goods, as follows, during the nine months ended September 30, 2015, and the year ended December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Cost of goods sold expensed	$3,445	$—
Finished goods inventory held by others	169	47

	$3,614	$47

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

Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts

We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts we expect our customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There was no allowance for doubtful accounts at September 30, 2015 and December 31, 2014.

Accounting Related to Goodwill

As of September 30, 2015, there was approximately $3.2 million of goodwill on our consolidated balance sheet. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value.

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

For the three and nine months ended September 30, 2015, we recognized $22,000 and $67,000, respectively, in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes. Indefinite-lived intangibles are non-monetary assets which are not amortized for book purposes since there is no foreseeable limit to the cash flows provided by them. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the deferred tax liability.

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

In July 2015, the FASB issued a new standard, Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory. Under this standard, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. The standard defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is applicable to inventory that is accounted for under the first-in, first-out or average cost method and is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We do not expect adoption to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Three months ended September 30, 2015 and September 30, 2014

Net U.S. Auryxia Product Sales. For the three months ended September 30, 2015, we recognized $3.2 million in product sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks. Our commercial launch of Auryxia occurred in late December 2014. There were no product sales for the three months ended September 30, 2014.

(in thousands)	Three months ended September 30, 2015	Percent of gross Auryxia product sales
Gross Auryxia product sales	$4,736
Less provision for product sales allowances and accruals
Trade allowances	557	12%
Rebates, chargebacks and discounts	654	14%
Product returns	—	—
Other incentives (1)	334	7%

Total	1,545	33%

Net U.S. Auryxia product sales	$3,191

(1)	Includes co-pay mitigation and voucher rebates.

We sell product to a limited number of major wholesalers, our Distributors, as well as certain pharmacies, or collectively, our Customers. Our Distributors resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. In accordance with our revenue recognition policy, until we have the ability to reliably estimate returns of Auryxia from our Customers, revenue recognition is deferred until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product), and not based on sales from us to our Customers. At September 30, 2015, we have deferred revenue of $2.0 million, which represents Auryxia product shipped to our Customers, but not yet resold to fill patient prescriptions, net of applicable discounts and rebates. We expect Auryxia product sales and patient prescriptions to increase in 2015 as we continue the commercialization of Auryxia.

License Revenue. For the three months ended September 30, 2015, we recognized $1.0 million in license revenue on royalty payments from sales of Riona® in Japan, as compared to $0.3 million for the three months ended September 30, 2014. JT’s subsidiary, Torii, launched Riona® in May 2014. We receive royalty payments based on a tiered double-digit percentage of net sales of Riona® in Japan escalating up to the mid-teens for sales made by Torii. We may also receive up to an additional $55.0 million of milestone payments upon the achievement of certain annual net sales milestones.

Cost of Goods Sold. For the three months ended September 30, 2015, we recognized $3.1 million in cost of goods sold related to product sales of Auryxia. Our commercial launch of Auryxia occurred in late December 2014. There was no cost of goods sold expense recorded for the three months ended September 30, 2014. The cost of goods sold for the three months ended September 30, 2015 includes $2.6 million related to manufacturing charges incurred as a result of not fully utilizing planned production at certain of the Company’s third party manufacturers. Cost of goods sold includes the cost of API for Auryxia on which product sales were recognized during the period, as well as the associated costs for tableting, packaging, shipment, insurance and quality assurance. Cost of goods sold also includes the royalty expense due the licensor of Auryxia related to the product sales recognized during the period.

License Expenses. For the three months ended September 30, 2015, we recognized $0.6 million in license expenses related to royalties due to the licensor of Auryxia relating to sales of Riona® in Japan, as compared to $0.2 million for the three months ended September 30, 2014. We owe a mid-single digit percentage of net sales royalty to the licensor of Auryxia associated with net sales of Riona® in Japan.

Research and Development Expenses. Research and development expenses decreased by $7.9 million to $11.2 million for the three months ended September 30, 2015, as compared to $19.1 million for the three months ended September 30, 2014. The decrease in research and development expenses was due to a $4.4 million decrease in expenses related to the manufacturing of Auryxia, which were primarily expensed in the comparable period in 2014 and are capitalized as inventory following the approval of Auryxia in September 2014. Stock-based compensation expense decreased by $4.1 million to $0.9 million for the three months ended September 30, 2015 as compared to $5.0 million for the three months ended September 30, 2014, primarily related to $4.6 million of stock-based compensation expense due to the vesting of milestone-based stock options and restricted shares upon the FDA approval of Ferric Citrate. The three months ended September 30, 2015 included $1.5 million of expenses for medical affairs activities, as the medical affairs group will increasingly be supporting additional research and development of Auryxia in the post-approval setting and, therefore, the associated costs are included in research and development expenses as of January 2015. We expect our quarterly research and development expenses to remain relatively consistent for the remainder of 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.8 million to $20.2 million for the three months ended September 30, 2015, as compared to $16.4 million for the three months ended September 30, 2014. The increase was primarily related to a $3.5 million increase in sales expense related to the commercialization of Auryxia. We expect our quarterly selling, general and administrative costs for the remainder of 2015 to increase modestly as we continue the commercialization of Auryxia.

Interest and Other Income, Net. Interest and other income, net, decreased by $9,000 to $100,000 for the three months ended September 30, 2015, as compared to $109,000 for the three months ended September 30, 2014.

Income Taxes. For the three months ended September 30, 2015, we recognized $22,000 in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes. Indefinite-lived intangibles are non-monetary assets which are not amortized under GAAP since there is no foreseeable limit to the cash flows provided by them. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the deferred tax liability. There was no income tax expense for the three months ended September 30, 2014. We continue to maintain a full valuation allowance against our net deferred tax assets.

Nine months ended September 30, 2015 and September 30, 2014

Net U.S. Auryxia Product Sales. For the nine months ended September 30, 2015, we recognized $5.4 million in product sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks. Our commercial launch of Auryxia occurred in late December 2014. There were no product sales for the nine months ended September 30, 2014.

(in thousands)	Nine months ended September 30, 2015	Percent of gross Auryxia product sales
Gross Auryxia product sales	$8,797
Less provision for product sales allowances and accruals
Trade allowances	1,005	11%
Rebates, chargebacks and discounts	824	9%
Product returns	—	—
Other incentives (1)	1,597	18%

Total	3,426	38%

Net U.S. Auryxia product sales	$5,371

(1)	Includes co-pay mitigation and voucher rebates.

We sell product to a limited number of major wholesalers, our Distributors, as well as certain pharmacies, or collectively, our Customers. Our Distributors resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. In accordance with our revenue recognition policy, until we have the ability to reliably estimate returns of Auryxia from our Customers, revenue recognition is deferred until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product), and not based on sales from us to our Customers. At September 30, 2015, we have deferred revenue of $2.0 million, which represents Auryxia product shipped to our Customers, but not yet resold to fill patient prescriptions, net of applicable discounts and rebates. We expect Auryxia product sales and patient prescriptions to increase in 2015 as we continue the commercialization of Auryxia.

Other incentives, which is currently our largest deduction from gross product sales, includes costs associated with patient services programs, including a voucher program that provides a free month of drug to patients as we work to build formulary access for Auryxia. Going forward, we expect that voucher redemptions will represent a continuously decreasing percentage of our business. This will result in less impact to our gross to net deduction over time, but it will be partially offset by increases in rebates as more of our business will be contracted with Third-party Payors.

License Revenue. For the nine months ended September 30, 2015, we recognized $2.5 million in license revenue on royalty payments from sales of Riona® in Japan. JT’s subsidiary, Torii, launched Riona® in May 2014. License revenue for the nine months ended September 30, 2014 was $10.3 million due to the recognition of a $10.0 million non-refundable milestone payment in January 2014 related to JT and Torii’s achievement of marketing approval in Japan and $0.3 million in license revenue on royalty payments from sales of Riona® in Japan. We receive royalty payments based on a tiered double-digit percentage of net sales of Riona® in Japan escalating up to the mid-teens for sales made by Torii. We may also receive up to an additional $55.0 million of milestone payments upon the achievement of certain annual net sales milestones.

Cost of Goods Sold. For the nine months ended September 30, 2015, we recognized $3.4 million in cost of goods sold related to product sales of Auryxia. Our commercial launch of Auryxia occurred in late December 2014. There was no cost of goods sold expense recorded for the nine months ended September 30, 2014. The cost of goods sold for the nine months ended September 30, 2015 includes $2.6 million related to manufacturing charges incurred as a result of not fully utilizing planned production at certain of the Company’s third party manufacturers. Cost of goods sold includes the cost of API for Auryxia on which product sales were recognized during the period, as well as the associated costs for tableting, packaging, shipment, insurance and quality assurance. Cost of goods sold also includes the royalty expense due the licensor of Auryxia related to the product sales recognized during the period.

License Expenses. For the nine months ended September 30, 2015, we recognized $1.5 million in license expenses related to royalties due to the licensor of Auryxia relating to sales of Riona® in Japan, as compared to $0.2 million for the nine months ended September 30, 2014. We owe a mid-single digit percentage of net sales royalty to the licensor of Auryxia associated with net sales of Riona® in Japan.

Research and Development Expenses. Research and development expenses decreased by $17.0 million to $28.7 million for the nine months ended September 30, 2015, as compared to $45.7 million for the nine months ended September 30, 2014.

The decrease in research and development expenses was due to an $11.9 million decrease in expenses related to the manufacturing of Auryxia, which were primarily expensed in the comparable period in 2014 and are capitalized as inventory following the approval of Auryxia in September 2014, as well as a $4.6 million decrease in regulatory and clinical study expenses related to Auryxia. Stock-based compensation also decreased $3.4 million for the nine months ended September 30, 2015 as compared to the prior year period, primarily as a result of the vesting of milestone-based stock options and restricted shares upon the FDA approval of Ferric Citrate. These were partially offset by $5.6 million of expenses for medical affairs activities in the nine months ended September 30, 2015, as the medical affairs group will increasingly be supporting additional research and development of Auryxia in the post-approval setting and, therefore, the associated costs are included in research and development expenses as of January 2015. We expect our quarterly research and development expenses to remain relatively consistent over the remainder of 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $23.8 million to $59.8 million for the nine months ended September 30, 2015, as compared to $36.0 million for the nine months ended September 30, 2014. The increase was primarily related to an $11.6 million increase in sales expense related to the commercialization of Auryxia and $9.9 million increase in other commercial activities and associated personnel costs related to the commercialization of Auryxia, including a $2.9 million increase in associated stock-based compensation expense. We expect our quarterly selling, general and administrative costs for the remainder of 2015 to increase modestly as we continue the commercialization of Auryxia.

Interest and Other Income, Net. Interest and other income, net, decreased by $38,000 to $321,000 for the nine months ended September 30, 2015, as compared to $359,000 for the nine months ended September 30, 2014.

Income Taxes. For the nine months ended September 30, 2015, we recognized $67,000 in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes. Indefinite-lived intangibles are non-monetary assets which are not amortized under GAAP since there is no foreseeable limit to the cash flows provided by them. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the deferred tax liability. There was no income tax expense for the nine months ended September 30, 2014. We continue to maintain a full valuation allowance against our net deferred tax assets.

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

In October 2015, we completed the sale of $125 million of Convertible Senior Notes due 2020 (the “Notes”), in a private placement (the “Private Placement”) to funds managed by The Baupost Group, L.L.C (“Baupost”) pursuant to a Notes Purchase Agreement dated October 14, 2015 (the “Notes Purchase Agreement”). The Notes were issued under an Indenture dated as of October 15, 2015, with The Bank of New York Mellon Trust Company, N.A. as trustee (the “Indenture”). Under the terms of the Indenture, the Notes may be converted into shares of our common stock at the discretion of Baupost (with a conversion price that is subject to adjustment based on the occurrence of certain events). In furtherance thereof, we will seek stockholder approval to ensure that we have an adequate share reserve to cover any conversions by Baupost, and if any necessary share increases are not approved, we will pay a portion of the conversion amount in cash. Further, the Indenture subjects us to certain financial and business covenants.

Further, in connection with the Private Placement, we entered into a Registration Rights Agreement with the purchasers of the Notes (the “Registration Rights Agreement”), pursuant to which we agreed to (i) file a registration statement (the “Resale Registration Statement”) with the SEC covering the resale of the Notes and the underlying common stock which the Notes are convertible into upon the written request of Baupost, and (ii) use commercially reasonable efforts, subject to receipt of necessary information from all the purchasers of the Notes, to cause the SEC to declare the Resale Registration Statement effective. Further, the Registration Rights Agreement permits Baupost to demand from time to time that we file a shelf Registration Statement pursuant to Rule 415 of the Securities Act from which any number of shelf takedowns may be conducted upon written request from Baupost. Finally, the Registration Rights Agreement affords Baupost certain piggyback registration rights.

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

As of September 30, 2015, we had $102.2 million in cash and cash equivalents, as compared to $85.8 million in cash, cash equivalents, short-term investments and interest receivable at December 31, 2014, representing an increase of $16.4 million.

We currently expect that our existing capital resources combined with the proceeds of $125 million in Notes raised in October 2015 and future anticipated cash flows will be sufficient to execute our current business objectives. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia and the magnitude of cash received from product sales, the timing and expenditures associated with the build-up of inventory and capacity expansion, and the timing, design and conduct of clinical trials for Auryxia. As a result of these factors, we may need to seek additional financings to provide the cash necessary to execute our current operations, including beyond the initial commercialization of Auryxia, and to develop any drug candidates we may in-license or acquire.

Net cash used in operating activities for the nine months ended September 30, 2015 was $102.9 million, as compared to $47.4 million for the nine months ended September 30, 2014. This increase in net cash used in operating activities was primarily related to Auryxia commercial expenditures to support the launch, including the manufacturing of $28.6 million of inventory.

For the nine months ended September 30, 2015, net cash provided by investing activities was $11.1 million, primarily due to the maturity of held-to-maturity short-term securities, as compared to $35.3 million of net cash used in investing activities for the nine months ended September 30, 2014, primarily related to the investment in held-to-maturity short-term securities.

For the nine months ended September 30, 2015, net cash provided by financing activities was $119.7 million as compared to $111.1 million for the nine months ended September 30, 2014. The increase was primarily related to $118.3 million of net proceeds received from our public offering of common stock in January 2015, as compared to $107.5 million of net proceeds received from our public offering of common stock in January 2014.

OBLIGATIONS AND COMMITMENTS

Operating Leases

In April 2015, we signed a new lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94 month term that commenced on May 1, 2015. In order to make the space usable for our operations, substantial improvements will be made.

Our landlord has agreed to pay for up to approximately $1.9 million of the improvements, and we bear all additional costs that are incurred. As such, we have determined that we are the owner of the improvements and account for tenant improvements paid by our landlord as a lease incentive. On May 1, 2015, in accordance with ASC 840-20, we recorded a deferred lease incentive, and an associated receivable from our landlord, for the total amount to be paid by the landlord for improvements. The deferred lease incentive is being amortized as a partial offset to rent expense over the term of the lease. Improvements made to our leased space will be recorded as a fixed asset and, upon occupancy, be amortized over the assets’ useful lives or the remaining lease term, whichever is shorter.

As of September 30, 2015, we have the following operating lease obligations, which include our office leases in New York and Boston.

	Payment due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$12,782	$2,084	$3,215	$3,324	$4,159

Total	$12,782	$2,084	$3,215	$3,324	$4,159

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

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of September 30, 2015, our portfolio of financial instruments consists of cash equivalents, including money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2015, we had an accumulated deficit of $636.2 million. As we continue our research and development and initial commercial efforts, we will incur increasing losses. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from our drug, Auryxia. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain additional regulatory approvals for our drug, successfully complete any post approval regulatory obligations and successfully manufacture and commercialize our drug.

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

Approval of Fexeric (ferric citrate coordination complex) in Europe does not ensure successful commercialization and reimbursement.

On September 24, 2015, the European Commission approved Fexeric (ferric citrate coordination complex) for the control of serum phosphorus levels, or hyperphosphatemia, in adult patients with CKD, including dialysis and NDD-CKD. The European Commission also approved our application to consider ferric citrate coordination complex as a New Active Substance (NAS), which provides 10 years of data and marketing exclusivity in Europe.

We may choose to commercialize Fexeric ourselves in Europe or seek a commercialization partner to market the product. We cannot assure you that we will be able to find a commercialization partner in Europe or that we could agree to acceptable terms with any partner to launch and commercialize Fexeric.

The commercial success of Fexeric is subject to the similar factors as the commercialization of Auryxia in the United States. In addition, in European countries, pricing and payment of prescription pharmaceuticals is subject to governmental control. Pricing negotiations with European governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. If reimbursement for Fexeric is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at or reduced to unsatisfactory levels, our ability or potential partner’s ability to successfully commercialize Fexeric in such country would be impacted negatively. Furthermore, if these measures prevent us or any potential partner from selling Fexeric on a profitable basis in a particular country, they could prevent the commercial launch or continued sale of Fexeric in that country.

Our potential revenues from the commercialization of Fexeric in Europe are subject to these and other factors, and therefore may never reach or maintain profitability in Europe.

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

As of October 21, 2015, we had 154 full and part-time employees. To successfully develop and commercialize our drug and any drug candidates we may in-license or acquire, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel our ability to continue to execute on our business plan could be materially impaired. Although we have employment agreements with Greg Madison, Brian Adams, Scott Holmes and John Neylan, M.D., these agreements do not prevent them from terminating their employment with us.

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

In February 2015, we announced a planned consolidation of our finance and accounting function into our Boston office and that our Chief Financial Officer, James F. Oliviero, would be leaving Keryx by October 2015. Mr. Oliviero has left the Company after serving in various finance capacities for twelve years, including as our Chief Financial Officer since 2009. In July 2015, we announced the appointment of Scott Holmes to serve as our Senior Vice President and Chief Financial Officer.

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

Pre-clinical testing and clinical development are long, expensive and uncertain processes. If our Phase 3 study of Auryxia for the treatment of IDA in patients with Stage 3-5 NDD-CKDs raises safety signals or fails to demonstrate efficacy despite positive results in earlier clinical testing, we may be unable to submit or receive regulatory approval for an expanded indication for Auryxia.

In September 2014, we announced the initiation of a pivotal Phase 3 study of Auryxia for the treatment of iron deficiency anemia (“IDA”) in patients with Stage 3-5 NDD-CKD, and expect to submit this data to the FDA for approval in the third quarter of 2016. However, we may need to conduct significant additional research and human testing before we may submit an application for regulatory approval. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product. It requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. The FDA may pose additional questions or request further toxicological, drug-drug interaction, pre-clinical or clinical data or substantiation. Negative, inconclusive, or insufficient results or medical events during a pre-clinical or clinical trial could cause us to delay or terminate our development efforts. Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies.

Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding and liver toxicities that have been seen in some high-dose Auryxia canine studies, may require us to perform additional safety studies or analyses, which could delay the development of the drug or lead to a decision to discontinue development of the drug. While both the FDA and EMA have previously reviewed the data from our Phase 3 clinical program for CKD patients on dialysis and Phase 2 study in NDD CKD patients, we can provide no assurance that the FDA will not raise any safety concerns in the future from these studies. Drug candidates in the later stages of clinical development may fail to show the desired traits of safety and efficacy despite positive results in earlier clinical testing. The risk also remains that a clinical program conducted by one of our partners may raise efficacy or safety concerns that may prevent approval of the drug. In addition, qualitative, quantitative and statistical interpretation of any of the prior pre-clinical and clinical safety and efficacy data of our drug may be viewed as flawed by the FDA. In addition, there can be no assurance that safety and/or efficacy concerns from the prior data were not overlooked or misinterpreted by us or our consultants, which in subsequent, larger studies might appear and prevent approval of such drug candidate.

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

We currently expect that our existing capital resources including the October 2015 private placement of $125 million in Notes combined with future anticipated cash flows will be sufficient to execute our business plan. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia and the magnitude of cash received from product sales, the timing and expenditures associated with the build-up of inventory and capacity expansion, and the timing, design and conduct of clinical trials for Auryxia. As a result of these factors, we may need to seek additional financings to provide the cash necessary to execute our current operations, including beyond the initial commercialization of Auryxia, and to develop any drug candidates we may in-license or acquire.

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

In October 2015 we raised $125 million through the private placement of Convertible Senior Notes, due 2020, with funds managed by The Baupost Group, L.L.C. The zero-coupon notes will mature in October 2020 unless converted in accordance with their terms prior to such date. Keryx does not have the right to redeem the notes prior to maturity. The conversion price of the notes shall be equal to the closing price of Keryx’s common stock on the day prior to closing, October 14, 2015, or $3.74 per share, subject to certain adjustments under the terms of the notes.

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

3.4	Amendment Number 3 to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc. dated June 18, 2013, filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 2, 2013 and incorporated herein by reference.

10.1†	Amendment One to Employment Agreement with Gregory P. Madison dated October 15, 2015.

10.2†	Amendment One to Employment Agreement with Brian Adams dated October 15, 2015.

10.3†	Amendment One to Employment Agreement with Scott A. Holmes dated October 15, 2015.

10.4†	Amendment One to Employment Agreement with John F. Neylan, M.D. dated October 15, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2015.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2015.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2015.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: October 29, 2015	By:	/s/ Scott A. Holmes
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

10.1†	Amendment One to Employment Agreement with Gregory P. Madison dated October 15, 2015.

10.2†	Amendment One to Employment Agreement with Brian Adams dated October 15, 2015.

10.3†	Amendment One to Employment Agreement with Scott A. Holmes dated October 15, 2015.

10.4†	Amendment One to Employment Agreement with John F. Neylan, M.D. dated October 15, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2015.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2015.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2015.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 29, 2015.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

†	Indicates management contract or compensatory plan or arrangement.