Form 10-Q
period 2016-03-31
KERYX BIOPHARMACEUTICALS INC
filed 2016-04-28
CIK 1114220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-30929

KERYX BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4087132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Marina Park Drive, 12th Floor

Boston, Massachusetts 02210

(Address including zip code of principal executive offices)

(617) 466-3500

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

There were 105,820,947 shares of the registrant’s common stock, $0.001 par value, outstanding as of April 22, 2016.

KERYX BIOPHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “project” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	estimates regarding market size and projected growth, as well as our expectation of market acceptance of AuryxiaTM (ferric citrate) and market share;

•	expectations for increases or decreases in expenses;

•	expectations for pre-clinical and clinical development and regulatory progress, including manufacturing, commercialization and reimbursement (including market acceptance) of Fexeric® (ferric citrate coordination complex) or any other products that we may acquire or in-license;

•	expectations for incurring capital expenditures to expand our development and manufacturing capabilities;

•	expectations regarding our ability to successfully market Riona® through our Japanese partners, Japan Tobacco, Inc. and Torii Pharmaceutical Co., Ltd.;

•	expectations regarding our ability to successfully develop and obtain FDA approval of Auryxia for the treatment of iron deficiency anemia in non-dialysis dependent chronic kidney disease patients;

•	expectations regarding our ability to identify a commercial partner(s) to launch Fexeric in the European market;

•	expectations for generating revenue, positive cash flow or becoming profitable on a sustained basis;

•	expectations of the scope of patent protection with respect to Auryxia and Fexeric;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	estimates of the sufficiency of our existing cash and cash equivalents to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•	expected losses; and

•	expectations for future capital requirements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.

Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015

(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$170,531	$200,290
Inventory	42,198	41,881
Accounts receivable, net	4,325	3,656
Receivable from landlord	637	637
Other current assets	2,519	2,830

Total current assets	220,210	249,294
Property, plant and equipment, net	5,014	5,083
Goodwill	3,208	3,208
Other assets, net	1,100	1,100

Total assets	$229,532	$258,685

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$13,748	$21,322
Accrued compensation and related liabilities	3,580	5,473
Deferred revenue	3,718	3,526
Derivative liability	48,693	46,686
Deferred lease incentive, current portion	244	244
Other current liabilities	93	355

Total current liabilities	70,076	77,606
Convertible senior notes	106,521	90,773
Deferred lease incentive, net of current portion	1,445	1,506
Deferred tax liability	810	790
Other liabilities	1,285	1,076

Total liabilities	180,137	171,751

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (130,000,000 shares authorized, 105,898,731 and 105,221,555 shares issued, 105,818,783 and 105,141,607 shares outstanding at March 31, 2016 and December 31, 2015, respectively)	106	105
Additional paid-in capital	764,613	761,189
Treasury stock, at cost, 79,948 shares at March 31, 2016 and December 31, 2015, respectively	(357)	(357)
Accumulated deficit	(714,967)	(674,003)

Total stockholders’ equity	49,395	86,934

Total liabilities and stockholders’ equity	$229,532	$258,685

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Operations

for the three months ended March 31, 2016 and 2015 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2016	2015
Revenues:
Net U.S. Auryxia product sales	$5,616	$422
License revenue	1,209	753

Total revenues	6,825	1,175

Operating expenses:
Cost of goods sold	1,071	76
License expenses	726	452
Research and development	7,616	9,591
Selling, general and administrative	20,809	18,880

Total operating expenses	30,222	28,999

Operating loss	(23,397)	(27,824)
Other income (expense):
Amortization of debt discount	(15,748)	—
Other income (expense), net	(1,799)	107

Total other income (expense)	(17,547)	107
Loss before income taxes	(40,944)	(27,717)
Income taxes	20	22

Net loss	$(40,964)	$(27,739)

Basic and diluted net loss per common share	$(0.39)	$(0.28)

Weighted average shares used in computing basic and diluted net loss per common share	105,649,571	100,553,490

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows

for the three months ended March 31, 2016 and 2015 (Unaudited)

(in thousands)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,964)	$(27,739)
Adjustments to reconcile loss to cash flows used in operating activities:
Stock-based compensation expense	3,293	4,321
Amortization of debt discount	15,748	—
Change in fair value of derivative liability	2,007	—
Depreciation and amortization	261	138
Amortization of deferred lease incentive	(61)	—
Deferred income taxes	20	22
Changes in operating assets and liabilities:
Other current assets	311	752
Accounts receivable, net	(669)	(449)
Inventory	371	(19,317)
Other current liabilities	(262)	(15)
Accounts payable and accrued expenses	(6,291)	8,923
Accrued compensation and related liabilities	(1,893)	(2,178)
Deferred revenue	192	300
Other liabilities	209	(34)

Net cash used in operating activities	(27,728)	(35,276)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,037)	(61)
Proceeds from maturity of held-to-maturity securities	—	11,508

Net cash (used in) provided by investing activities	(2,037)	11,447

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offerings, net	—	118,284
Proceeds from exercise of options	6	97

Net cash provided by financing activities	6	118,381

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,759)	94,552
Cash and cash equivalents at beginning of year	200,290	74,284

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170,531	$168,836

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

NOTE 1 – DESCRIPTION OF BUSINESS

We are a biopharmaceutical company focused on bringing innovative medicines to market for people with renal disease. Our product, Auryxia (ferric citrate), is an oral, absorbable iron-based medicine, that received marketing approval from the U.S. Food and Drug Administration, or FDA, in September 2014 for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis. Ferric citrate is also approved in Japan under the tradename Riona and marketed by our Japanese partner, Japan Tobacco Inc. or JT, and approved in Europe as Fexeric. When discussing ferric citrate in the United States in reference to our marketed product, we will refer to it as Auryxia, when discussing it in the United States in reference to our investigational medicine in Phase 3, we will refer to it as ferric citrate, when discussing it in Japan, we will refer to it as Riona, and when discussing it in Europe, we will refer to it as Fexeric.

We launched Auryxia in the United States in late December 2014. Auryxia is being marketed in the United States through our specialty salesforce and commercial infrastructure. Our sales organization is aligned to 95 territories calling on approximately 5,000 target nephrologists and their associated dialysis centers.

In March 2016, we announced positive top-line results from our pivotal Phase 3 study of ferric citrate for the treatment of iron deficiency anemia, or IDA, in adults with stage 3-5 non-dialysis dependent chronic kidney disease, or NDD-CKD. This study’s primary endpoint was the between group comparison of the proportion of patients achieving a 1 g/dL or greater increase in hemoglobin at any point during the 16-week randomized period of the study. Secondary endpoints in the Phase 3 study included the change from baseline to the end of the randomized period for hemoglobin, ferritin, TSAT and serum phosphorus. The top-line results demonstrated statistically significant differences between ferric citrate- and placebo-treated patients for the primary endpoint and all pre-specified secondary endpoints. The majority of patients in the ferric citrate group (52 percent) achieved a 1 g/dL or greater increase in hemoglobin at any point during the 16-week randomized period as comparted to 19 percent in the placebo group (p<0.001). Additionally, the safety profile of the drug candidate was consistent with previously reported clinical studies of ferric citrate, with the majority of adverse events reported as mild to moderate. We believe these initial data support our plan to submit a supplemental new drug application, or sNDA, in the third quarter of 2016 seeking to expand the label for ferric citrate to include the treatment of IDA in adults with stage 3-5 NDD-CKD.

Our Japanese partner, Japan Tobacco Inc., or JT, together with its subsidiary Torii Pharmaceutical Co. Ltd., or Torii, received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including dialysis and NDD-CKD, in January 2014. Torii began to market the product under the brand name Riona in May 2014. Under the license agreement with JT and Torii, we receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens, and may also receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones. We in turn owe royalties at a mid-single digit percentage of net sales to the licensor of ferric citrate associated with net sales of Riona in Japan.

On September 23, 2015, the European Commission, or EC, approved Fexeric (ferric citrate coordination complex) for the control of elevated serum phosphorus levels, or hyperphosphatemia, in adult patients with CKD, including dialysis and NDD-CKD. The EC also considered ferric citrate coordination complex as a New Active Substance, which provides 10 years of data and marketing exclusivity in the European Union. We are currently seeking potential partners to commercialize Fexeric in the European Union.

Currently, our only product is Auryxia. In January 2015, we began to recognize product sales based on prescription sales of Auryxia in the United States. We have also generated, and expect to continue to generate, revenue from the sublicensing of rights to Auryxia in Japan to our Japanese partners, JT and Torii. We may engage in business development activities that include seeking strategic relationships for Auryxia outside of the United States, as well as evaluating other compounds and companies for in-licensing or acquisition, with a focus on complementary assets.

Our major sources of cash have been proceeds from various public and private offerings of our common stock, the issuance of convertible notes, option and warrant exercises, interest income, upfront and milestone payments from our agreement with JT and Torii and miscellaneous payments from our other prior licensing activities. Even though we are commercializing Auryxia, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain additional regulatory approvals for Auryxia, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize Auryxia alone or in partnership. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from Auryxia.

During 2015, we completed two financings to secure capital needed to fund our commercialization efforts and to continue the clinical development of Auryxia. In October 2015, we completed the sale of $125 million of Convertible Senior Notes due 2020, or the Notes, to funds managed by The Baupost Group, L.L.C., or Baupost. In order to accommodate the full conversion of the Notes into shares of our common stock, we will seek stockholder approval of an amendment to our certificate of incorporation at the 2016 Annual Meeting of Stockholders to increase the number of authorized shares of our common stock. If the necessary share increase is not approved by our stockholders by July 1, 2016, we may pay a portion of the conversion amount in cash. As of March 31, 2016, Baupost beneficially owns approximately 24% of our issued and outstanding common stock. If all of the Notes were converted prior to the approval of the necessary increase in authorized shares, Baupost would beneficially own approximately 28% of our issued and outstanding common stock and Baupost’s beneficial ownership of our issued and outstanding common stock would increase to approximately 43% if the remaining Notes were converted into our common stock. In addition, in January 2015, we raised approximately $118.3 million, net of underwriting discounts and offering expenses, in an underwritten public offering of our common stock.

Most of our biopharmaceutical development and substantially all of our administrative operations during the three months ended March 31, 2016 and 2015 were conducted in the United States of America.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Principles of Consolidation

The consolidated financial statements include our financial statements and those of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ from those estimates. Such differences could be material to these consolidated financial statements.

Cash and Cash Equivalents

We consider liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. At March 31, 2016 and December 31, 2015, all of our cash and cash equivalents were held in either commercial bank accounts or money market funds.

Inventory

Inventory is stated at the lower of cost or estimated realizable value. We determine the cost of our inventory, which includes amounts related to materials, third-party contract manufacturing and packaging services, and manufacturing overhead, on a first-in, first-out basis. We capitalize inventory costs at our suppliers when, based on management’s judgment, the realization of future economic benefit is probable at each given supplier. We received FDA approval for Auryxia on September 5, 2014, and on that date began capitalizing inventory purchases of saleable product from certain suppliers. Prior to FDA approval, all saleable product purchased from such suppliers was included as a component of research and development expense.

Accounts Receivable, Net

We extend credit to our customers for U.S. Auryxia product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to certain of our customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts we expect our customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There was no allowance for doubtful accounts at March 31, 2016 and December 31, 2015.

Revenue Recognition

Our commercial launch of our only product, Auryxia, in the United States occurred in late December 2014. We sell product to a limited number of major wholesalers, our Distributors, as well as certain pharmacies, or collectively, our Customers. Our Distributors resell the product to retail pharmacies for purposes of the pharmacies reselling the product to fill patient prescriptions. In accordance with GAAP, our revenue recognition policy requires that: (i) there is persuasive evidence that an arrangement exists between us and the Customer, (ii) delivery has occurred, (iii) collectability is reasonably assured, and (iv) the price is fixed or determinable. Until we have the ability to reliably estimate returns of Auryxia from our Customers, revenue will be recognized based on the resale of Auryxia for the purposes of filling patient prescriptions, and not based on initial sales from us to our Customers. Consistent with industry practice, once we achieve sufficient history such that we can reliably estimate returns based on sales to our Customers, we anticipate that our revenues will be recognized based on sales to our Customers. We currently defer Auryxia revenue recognition until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product). The deferred revenue is recorded net of discounts, rebates, and chargebacks. We also defer the related cost of product sales and record such amounts as finished goods inventory held by others, which is included in inventory on our consolidated balance sheet, until revenue related to such product sales is recognized.

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

Trade Allowances: We generally provide invoice discounts on Auryxia sales to our Distributors for prompt payment and pay fees for distribution services, such as fees for certain data that Distributors provide to us. The payment terms for sales to Distributors generally include a prompt-pay discount for payment made within 30 days. Based on our judgment and industry experience, we expect our Distributors to earn these discounts and fees, and deduct the full amount of these discounts and fees from our gross product sales and accounts receivable at the time such revenues are recognized.

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

Product Returns: For the year ended December 31, 2015, the first full period in which we began selling Auryxia, and continuing into the three months ended March 31, 2016, we were not able to reasonably estimate product returns for all product sold to Customers. Once sufficient data exists or we are able to reasonably estimate the amount of Auryxia that will be returned, we will deduct these estimated amounts from our gross revenues at the time that revenues are recognized. Our Customers have the right to return Auryxia during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Currently the expiration date for Auryxia is eighteen months after it has been converted into tablet form, which is the last step in the manufacturing process for Auryxia and generally occurs within a few months before Auryxia is delivered to Customers. As of March 31, 2016, we have experienced an immaterial number of product returns.

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

Our U.S. Auryxia product sales for the three months ended March 31, 2016 and 2015 were offset by provisions for allowances and accruals as set forth in the tables below.

(in thousands)	Three months ended March 31, 2016	Percent of gross Auryxia product sales	Three months ended March 31, 2015	Percent of gross Auryxia product sales
Gross Auryxia product sales	$8,625		$964
Less provision for product sales allowances and accruals
Trade allowances	1,146	13%	100	10%
Rebates, chargebacks and discounts	1,678	20%	30	3%
Product returns	—	—	—	—
Other incentives (1)	185	2%	412	43%

Total	3,009	35%	542	56%

Net U.S. Auryxia product sales	$5,616		$422

(1)	Includes co-pay mitigation and voucher rebates.

The following table summarizes U.S. Auryxia product sales recognized and deferred during the three months ended March 31, 2016 and 2015, and the year ended December 31, 2015:

(in thousands)	March 31, 2016	March 31, 2015	December 31, 2015
Net U.S. Auryxia sales recognized	$5,616	$422	$10,141
Deferred product sales	3,718	714	3,526

	$9,334	$1,136	$13,667

We recognize license revenue in accordance with Accounting Standards Codification 605, Revenue Recognition, or ASC 605. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

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

Cost of Goods Sold

Cost of goods sold includes the cost of active pharmaceutical ingredient for Auryxia on which product sales were recognized during the period, as well as the associated costs for tableting, packaging, shipment, insurance and quality assurance. Cost of goods sold also includes expenses due to the licensor of Auryxia related to the manufacturing of product and product sales recognized during the period.

In conjunction with our recognition and deferral of U.S. Auryxia product sales, we expensed and capitalized the associated cost of goods, as follows, during the three months ended March 31, 2016 and 2015, and the year ended December 31, 2015:

(in thousands)	March 31, 2016	March 31, 2015	December 31, 2015
Cost of goods sold expensed	$1,071	$76	$4,520
Finished goods inventory held by others	803	107	231

	$1,874	$183	$4,751

Finished goods inventory held by others as of March 31, 2016 and 2015 represents the cost of goods sold that has been deferred to align with our deferral of U.S. Auryxia product sales.

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

Stock-Based Compensation

We recognize all share-based payments to employees and to non-employee directors for service on our Board of Directors as compensation expense in the consolidated financial statements based on the grant date fair values of the awards. Stock-based compensation expense recognized each period is based on the value of the portion of awards that is ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options outstanding as of March 31, 2016 and 2015, which are not included in the computation of net loss per share amounts, were 6,491,921 and 6,257,851, respectively. No warrants were outstanding during each of these periods.

Acquisitions

We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Acquisition-related costs are expensed as incurred. Any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

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

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. As of December 31, 2015, management concluded that there was no impairment of our goodwill. We will continue to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For the period ending March 31, 2016, management determined that there were no impairment indicators that would trigger a goodwill impairment analysis.

Concentrations of Credit Risk

We do not have significant off-balance-sheet risk or credit risk concentrations. We maintain our cash and cash equivalents and held-to-maturity investments, when applicable, with multiple financial institutions that invest in investment-grade securities with average maturities of less than twelve months. See Note 3 – Fair Value Measurements.

Our accounts receivable, net at March 31, 2016 and December 31, 2015 represent amounts due to the Company from customers. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total accounts receivable, net as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Davita Rx	24%	19%
AmerisourceBergen Drug Corporation	21%	17%
McKesson Corporation	21%	23%
Cardinal Health, Inc.	19%	24%
Fresenius Medical Care Rx	13%	15%

We currently depend on a single supply source for Auryxia drug product. If any of our suppliers, including the source of Auryxia drug product, were to limit or terminate production, or otherwise fail to meet the quality or delivery requirements needed to supply Auryxia at levels to meet market demand, we could experience a loss of revenue, which could materially and adversely impact our results of operations.

Leases

In April 2015, we signed a lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94 month term that commenced on May 1, 2015. In order to make the space usable for our operations, substantial improvements were made. Our landlord agreed to pay for up to approximately $1.9 million of the improvements, and we bore all additional costs that were incurred. As such, we have determined that we are the owner of the improvements and account for tenant improvements paid by our landlord as a lease incentive. On May 1, 2015, in accordance with ASC 840-20, we recorded a deferred lease incentive, and an associated receivable from our landlord, for the total amount to be paid by the landlord for improvements. The deferred lease incentive is being amortized as a partial offset to rent expense over the term of the lease. We began occupying the space in November 2015. Improvements made to our leased space have been recorded as fixed assets and will be amortized over the assets’ useful lives or the remaining lease term, whichever is shorter.

The lease for our New York City office will expire on September 30, 2016 and we have notified our landlord that we will not renew our lease.

Recently Issued and Proposed Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. We are currently assessing the method of adoption and the expected impact that Topic 606 will have on our financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is expected to have a material impact on our financial position. We are currently evaluating the potential impact that this standard may have on our results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. We are currently evaluating the potential impact that this standard may have on our financial position, results of operations and statement of cash flows.

NOTE 3 – FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis in our consolidated financial statements using a fair value hierarchy. The hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The following table provides the fair value measurements of applicable financial assets as of March 31, 2016 and December 31, 2015:

	Financial assets at fair value as of March 31, 2016			Financial assets at fair value as of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$166,086	$—	$—	$193,886	$—	$—

Total assets	$166,086	$—	$—	$193,886	$—	$—

Liabilities:
Derivative liability	$—	$—	$48,693	$—	$—	$46,686

Total liabilities	$—	$—	$48,693	$—	$—	$46,686

(1)	Included in cash and cash equivalents on our consolidated balance sheets. The carrying amount of money market funds approximates fair value.

In October 2015, we issued the Notes. As of March 31, 2016 and December 31, 2015, the fair value of our Notes was $138.3 million and $132.9 million, respectively, which differs from their carrying value. The fair value of our Notes is influenced by interest rates and our stock price and stock price volatility. See Note 8– Debt for additional information on our debt obligations.

NOTE 4 – INVENTORY

Upon approval of Auryxia on September 5, 2014 by the FDA, we began capitalizing our purchases of saleable inventory of Auryxia from suppliers. Inventory consists of the following at March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Raw materials	$525	$495
Work in process	39,100	40,124
Finished goods	1,770	1,031
Finished goods inventory held by others	803	231

Total inventory	$42,198	$41,881

NOTE 5 – STOCKHOLDERS’ EQUITY

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

Change in Stockholders’ Equity

Total stockholders’ equity decreased by $37.5 million during the three months ended March 31, 2016. This decrease was primarily attributable to our net loss of $41.0 million, partially offset by $3.5 million related to stock-based compensation and stock option exercises.

NOTE 6 – STOCK-BASED COMPENSATION EXPENSE

Equity Incentive Plans

Total shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 1,055,849 shares at March 31, 2016.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2016:

	Number of shares	Weighted- average exercise price	Weighted- average contractual term	Aggregate intrinsic value
			(in years)
Outstanding at December 31, 2015	5,411,557	$10.96	7.2	$2,049,329

Granted	1,690,550	3.44
Exercised	(22,425)	2.75		$52,698

Forfeited	(218,087)	9.09
Expired	(369,674)	14.72

Outstanding at March 31, 2016	6,491,921	$8.88	7.9	$3,544,992

Vested and expected to vest at March 31, 2016	6,240,311	$8.90	7.9	$3,401,256

Exercisable at March 31, 2016	2,708,307	$9.85	6.1	$1,383,548

Upon the exercise of stock options, we issue new shares of our common stock. As of March 31, 2016, 100,000 options issued to employees are unvested, performance-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under our equity incentive plans. The time-vesting restricted stock grants vest primarily over a period of three to four years. The following table summarizes restricted share activity for the three months ended March 31, 2016:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value
Outstanding at December 31, 2015	1,344,747	$11.59	$6,790,972

Granted	747,825	3.35
Vested	(114,806)	14.50	$520,704

Forfeited	(93,074)	8.99

Outstanding at March 31, 2016	1,884,692	$8.27	$8,801,512

As of March 31, 2016, 560,000 shares of restricted stock issued to employees are unvested, performance-based shares.

Stock-Based Compensation Expense

We incurred $3.3 million and $4.3 million of non-cash compensation expense related to equity incentive grants during the three months ended March 31, 2016 and 2015, respectively. The following table reflects stock-based compensation expense for the three month period ended March 31, 2016 and 2015:

	Three months ended March 31,
(in thousands)	2016	2015
Cost of goods sold	$6	$1
Research and development	705	921
Selling, general and administrative	2,582	3,399

Total stock-based compensation expense	$3,293	$4,321

Stock-based compensation costs capitalized as part of inventory were immaterial for the three months ended March 31, 2016 and 2015.

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

Black-Scholes Option Valuation Assumptions	Three months ended March 31,
	2016	2015
Risk-free interest rates	1.6%	1.7%
Dividend yield	—	—
Volatility	82.0%	91.6%
Weighted-average expected term	6.0 years	6.0 years

The weighted average grant date fair value of options granted for the three months ended March 31, 2016 and 2015 was $2.41 and $10.83, respectively. We used historical information to estimate forfeitures within the valuation model. As of March 31, 2016, there was $17.2 million and $7.8 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.2 years and 1.6 years, respectively. These amounts do not include, as of March 31, 2016, 100,000 options outstanding and 560,000 shares of restricted stock outstanding which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for these awards will be measured and recorded if and when it is probable that the milestone will be achieved.

NOTE 7 – LICENSE AGREEMENTS

In November 2005, we entered into a license agreement with Panion & BF Biotech, Inc., or Panion. Under the license agreement, we acquired the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and marketing of ferric citrate. To date, we have paid an aggregate of $11.6 million of milestone payments to Panion, including the $2.0 million paid upon European marketing approval in 2015. In addition, Panion is eligible to receive royalty payments based on a mid-single digit percentage of net sales of ferric citrate in the licensed territory, as well as a manufacturing fee for product manufactured for use in the licensed territory.

In September 2007, we entered into a Sublicense Agreement with JT and Torii, JT’s pharmaceutical business subsidiary, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate in Japan, which is being marketed in the United States under the trade name Auryxia. JT and Torii are responsible for the future development and commercialization costs in Japan. Effective as of June 8, 2009, we entered into an Amended and Restated Sublicense Agreement, or Revised Agreement, with JT and Torii, which, among other things, provided for the elimination of all significant on-going obligations under the sublicense agreement.

In January 2013, JT and Torii filed its new drug application, or NDA, with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable milestone payment of $7.0 million in January 2013 for the achievement of the NDA filing milestone.

In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, launched in May 2014 and is being marketed in Japan by Torii under the brand name Riona, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. We also receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens and may also receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones. In accordance with our revenue recognition policy, royalty revenues are recognized in the quarter that JT and Torii provide their written report and related information to us regarding sales of Riona, which generally will be one quarter following the quarter in which the underlying sales by JT and Torii occurred. For the three months ended March 31, 2016 and 2015, we recorded $1.2 million and $0.8 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. We record the associated mid-single digit percentage of net sales royalty expense due Panion, the licensor of ferric citrate, in the same period as the royalty revenue from JT and Torii is recorded. For the three months ended March 31, 2016 and 2015, we recorded $0.7 million and $0.5 million, respectively, in license expenses related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan.

NOTE 8 – DEBT

In October 2015, we completed the sale of $125 million of Notes due 2020, in a private placement, or the Private Placement, to funds managed by Baupost pursuant to a Notes Purchase Agreement dated October 14, 2015. The Notes were issued under an Indenture, or the Indenture, dated as of October 15, 2015, with The Bank of New York Mellon Trust Company, N.A. as trustee, or the Trustee. Under the terms of the Indenture, the Notes may be converted into shares of our common stock at the discretion of Baupost. In furtherance thereof, we will seek stockholder approval of an amendment to our certificate of incorporation to increase in the number of authorized shares of our common stock to ensure that we have an adequate authorized share reserve to cover any conversions of the Notes by Baupost, and if the necessary share increase is not approved by our stockholders by July 1, 2016, we may pay a portion of the conversion amount in cash. Further, the Indenture subjects us to certain financial and business covenants and contains restrictions on the payments of cash dividends.

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

Further, in connection with the Private Placement, we entered into a Registration Rights Agreement with the purchasers of the Notes, or the Registration Rights Agreement, pursuant to which we agreed to (i) file a registration statement, or the Resale Registration Statement with the SEC covering the resale of the Notes and the underlying common stock which the Notes are convertible into upon the written request of Baupost, and (ii) use commercially reasonable efforts, subject to receipt of necessary information from all the purchasers of the Notes, to cause the SEC to declare the Resale Registration Statement effective. Further, the Registration Rights Agreement permits Baupost to demand from time to time that we file a shelf Registration Statement pursuant to Rule 415 of the Securities Act from which any number of shelf takedowns may be conducted upon written request from Baupost. Finally, the Registration Rights Agreement affords Baupost certain piggyback registration rights.

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

A portion of the Notes, represented by $60,680,000 of the $125,000,000 par value of the Notes, is currently convertible into shares of our common stock at the option of Baupost. The remaining portion of the Notes, represented by $64,320,000 of the total par value, is contingently convertible into shares of our common stock or cash at the option of Baupost. As discussed above, we will seek stockholder approval of an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock to ensure that we have an adequate share reserve to cover any conversions by Baupost. If the necessary share increase is approved by our stockholders by July 1, 2016, or the Shareholder Approval Deadline, the portion of the Notes that is contingently convertible will be convertible into shares of our common stock at the option of Baupost. If the share increase is not approved by our stockholders by the Shareholder Approval Deadline, the contingently convertible portion of the Notes, represented by $64,320,000 of the par value, will be convertible to cash at the option of Baupost.

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

In accordance with accounting guidance for debt with a conversion option, we separated the conversion option from the debt instrument and account for it separately as a derivative liability, due to the Notes being partially convertible to cash at the option of Baupost. We allocated the proceeds between the debt component and the embedded conversion option (the derivative) by performing a valuation of the derivative as of the transaction date, which was determined based on the difference between the fair value of the Notes with the conversion option and the fair value of the Notes without the conversion option. The fair value of the derivative liability was recognized as a debt discount and the carrying amount of the convertible notes represents the difference between the proceeds from the issuance of the Notes and the fair value of the derivative liability on the date of issuance. The excess of the principal amount of the debt component over its carrying amount, or debt discount, is amortized to interest expense using the effective interest method over the expected life of the debt.

Our outstanding convertible notes and derivative liability balances as of March 31, 2016 and December 31, 2015 consisted of the following:

(in thousands)	March 31, 2016	Fair Value Adjustment	December 31, 2015
Debt component:
Principal	$125,000		$125,000
Less: debt discount	(18,479)		(34,227)

Net carrying amount	$106,521		$90,773

Derivative liability	$48,693	$2,007	$46,686

We determined the expected life of the debt was equal to the period through July 1, 2016, as this represents the point at which a portion of the Notes is contingently convertible into cash. Accordingly, for the three months ended March 31, 2016 approximately $15.7 million of interest expense was recognized related to the Notes, all of which was attributable to the amortization of the debt discount. As of March 31, 2016 and December 31, 2015, the carrying value of the Notes was $106.5 million and $90.8 million, respectively, and the fair value of the Notes was $138.3 million and $132.9 million, respectively.

NOTE 9 – OTHER INCOME (EXPENSE), NET

The components of other income (expense), net are as follows:

	Three months ended March 31,
(in thousands)	2016	2015
Interest income	$202	$107
Other income	6	—
Fair value adjustment to derivative liability	(2,007)	—

	$(1,799)	$107

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to “Keryx,” the “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 as updated under the heading “Risk Factors” in this report. See also the “Special Cautionary Notice Regarding Forward-Looking Statements” set forth at the beginning of this report.

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

OVERVIEW

We are a biopharmaceutical company focused on bringing innovative medicines to market for people with renal disease. Our product, Auryxia (ferric citrate), also known as Riona in Japan and Fexeric in Europe, is an oral, absorbable iron-based medicine, that received marketing approval from the U.S. Food and Drug Administration, or FDA, in September 2014 for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis. When discussing ferric citrate in the United States in reference to our marketed product, we will refer to it as Auryxia, when discussing it in the United States in reference to our investigational medicine in Phase 3, we will refer to it as ferric citrate, when discussing it in Japan, we will refer to it as Riona, and when discussing it in Europe, we will refer to it as Fexeric.

We launched Auryxia in the United States in late December 2014. Auryxia is being marketed in the United States through our specialty salesforce and commercial infrastructure. Our sales organization is aligned to 95 territories calling on approximately 5,000 target nephrologists and their associated dialysis centers. In 2015, we reported net U.S. Auryxia product sales of $10.1 million.

In March 2016, we announced positive top-line results from our pivotal Phase 3 study of ferric citrate for the treatment of iron deficiency anemia, or IDA, in adults with stage 3-5 non-dialysis dependent chronic kidney disease, or NDD-CKD. This study’s primary endpoint was the between group comparison of the proportion of patients achieving a 1 g/dL or greater increase in hemoglobin at any point during the 16-week randomized period of the study. Secondary endpoints in the Phase 3 study include the change from baseline to the end of the randomized period for hemoglobin, ferritin, TSAT and serum phosphorus. The top-line results showed that treatment with ferric citrate in the registration trial demonstrated statistically significant differences as compared to placebo for the primary and all pre-specified secondary endpoints. The majority of patients in the ferric citrate group (52 percent) achieved a 1 g/dL or greater increase in hemoglobin at any point during the 16-week randomized period as compared to 19 percent in the placebo group. Additionally, the safety profile of the drug candidate was consistent with previously reported clinical studies of ferric citrate. We believe the initial data support our plan to submit a supplemental new drug application, or sNDA in the third quarter of 2016 seeking to expand the label for ferric citrate to include the treatment of IDA in adults with stage 3-5 NDD-CKD.

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

On September 23, 2015, the European Commission, or EC, approved Fexeric (ferric citrate coordination complex) for the control of elevated serum phosphorus levels, or hyperphosphatemia, in adult patients with CKD, including dialysis and NDD-CKD. The EC also considered ferric citrate coordination complex as a New Active Substance, which provides 10 years of data and marketing exclusivity in the European Union. We are currently seeking potential partners to commercialize Fexeric in the European Union.

Currently, our only product is Auryxia. In January 2015, we began to recognize product sales based on prescription sales of Auryxia in the United States. We have also generated, and expect to continue to generate, revenue from the sublicensing of rights to Auryxia in Japan to our Japanese partners, JT and Torii. We may engage in business development activities that include seeking strategic relationships for Auryxia outside of the United States, as well as evaluating other compounds and companies for in-licensing or acquisition, with a focus on complementary assets.

Our major sources of cash have been proceeds from various public and private offerings of our common stock, the issuance of convertible notes, option and warrant exercises, interest income, and the upfront and milestone payments from our agreement with JT and Torii and miscellaneous payments from our other prior licensing activities. Even though we are commercializing Auryxia, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain additional regulatory approvals for Auryxia, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize Auryxia alone or in partnership. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from Auryxia.

During 2015, we completed two financings to secure capital needed to fund our commercialization efforts and to continue the clinical development of Auryxia. In October 2015, we completed the sale of $125 million of Convertible Senior Notes due 2020, or the Notes, to funds managed by The Baupost Group, L.L.C., or Baupost. In order to accommodate the full conversion of the Notes into shares of our common stock, we will seek stockholder approval of an amendment to our certificate of incorporation at the 2016 Annual Meeting of Stockholders to increase the number of authorized shares of our common stock. If the necessary share increase is not approved by our stockholders by July 1, 2016, we may pay a portion of the conversion amount in cash. As of March 31, 2016, Baupost beneficially owns approximately 24% of our issued and outstanding common stock. If all of the Notes were converted prior to the approval of the necessary increase in authorized shares, Baupost would beneficially own approximately 28% of our issued and outstanding common stock and Baupost’s beneficial ownership of our issued and outstanding common stock would increase to approximately 43% if the remaining Notes were converted into our common stock. In addition, in January 2015, we raised approximately $118.3 million, net of underwriting discounts and offering expenses, in an underwritten public offering of our common stock.

Most of our biopharmaceutical development and substantially all of our administrative operations during the three months ended March 31, 2016 and 2015 were conducted in the United States of America.

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

Cost of goods sold includes the cost of active pharmaceutical ingredient for Auryxia on which product sales were recognized during the period, as well as the associated costs for tableting, packaging, shipment, insurance and quality assurance. Cost of goods sold also includes expenses due the licensor of Auryxia related to the manufacturing of product and product sales recognized during the period.

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

RECENT DEVELOPMENTS

In March 2016, we announced positive top-line results from our pivotal Phase 3 study of ferric citrate for the treatment of iron deficiency anemia, or IDA, in adults with non-dialysis dependent chronic kidney disease, or NDD-CKD. This study’s primary endpoint was the between group comparison of the proportion of patients achieving a 1 g/dL or greater increase in hemoglobin at any point during the 16-week randomized period. Secondary endpoints in the Phase 3 study include the change from baseline to the end of the randomized period for hemoglobin, ferritin, TSAT and serum phosphorus. The top-line results showed that the registration trial demonstrated statistically significant differences versus placebo for the primary and all pre-specified secondary endpoints. The study showed that the majority of patients in the ferric citrate group (52 percent) achieved a 1 g/dL increase in hemoglobin vs. 19 percent in the placebo group. Additionally, the safety profile was consistent with previously reported clinical studies. These data support our plan to submit a supplemental new drug application, or sNDA, in the third quarter of 2016 seeking to expand ferric citrate’s indication.

In March 2016, we announced that Steven C. Gilman, Ph.D., and Michael Rogers were appointed as independent directors to our Board of Directors. Additionally, we announced that Michael Tarnok, Jack Kaye, Senator Wyche Fowler, Jr., and Joseph Feczko, M.D. will not seek re-election to our Board of Directors when their terms expire at our upcoming 2016 Annual Meeting of Stockholders.

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

Revenue Recognition and Related Sales Allowances and Accruals

Our commercial launch of our only product, Auryxia, in the United States occurred in late December 2014. We sell product to a limited number of major wholesalers, which we refer to as our Distributors, as well as certain pharmacies, which we refer to collectively as our Customers. Our Distributors resell the product to retail pharmacies for purposes of the pharmacies reselling the product to fill patient prescriptions. In accordance with GAAP, our revenue recognition policy requires that: (i) there is persuasive evidence that an arrangement exists between us and the Customer, (ii) delivery has occurred, (iii) collectability is reasonably assured and (iv) the price is fixed or determinable. Until we have the ability to reliably estimate returns of Auryxia from our Customers, revenue will be recognized based on the resale of Auryxia for the purposes of filling patient prescriptions, and not based on initial sales from us to our Customers. Consistent with industry practice, once we achieve sufficient history such that we can reliably estimate returns based on sales to our Customers, we anticipate that our revenues will be recognized based on sales to our Customers. We currently defer Auryxia revenue recognition until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product). The deferred revenue is recorded net of discounts, rebates, and chargebacks. We also defer the related cost of product sales and record such amounts as finished goods inventory held by others, which is included in inventory on our consolidated balance sheet, until revenue related to such product sales is recognized.

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

Trade Allowances: We generally provide invoice discounts on Auryxia sales to our Distributors for prompt payment and pay fees for distribution services, such as fees for certain data that Distributors provide to us. The payment terms for sales to Distributors generally include a prompt-pay discount for payment made within 30 days. Based on our judgment and industry experience, we expect our Distributors to earn these discounts and fees, and deduct the full amount of these discounts and fees from our gross product sales and accounts receivable at the time such revenues are recognized.

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

Product Returns: For the three months ended March 31, 2016, and for the year ended December 31, 2015, the first full period in which we began selling Auryxia, we were not able to reasonably estimate product returns for all product sold to Customers. Once sufficient data exists or we are able to reasonably estimate the amount of Auryxia that will be returned, we will deduct these estimated amounts from our gross revenues at the time that revenues are recognized. Our Customers have the right to return Auryxia during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Currently the expiration date for Auryxia is eighteen months after it has been converted into tablet form, which is the last step in the manufacturing process for Auryxia and generally occurs within a few months before Auryxia is delivered to Customers. As of March 31, 2016, we have experienced an immaterial number of product returns.

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

The following table summarizes U.S. Auryxia product sales recognized and deferred during the three months ended March 31, 2016 and 2015, and the year ended December 31, 2015:

(in thousands)	March 31, 2016	March 31, 2015	December 31, 2015
Net U.S. Auryxia sales recognized	$5,616	$422	$10,141
Deferred product sales	3,718	714	3,526

	$9,334	$1,136	$13,667

In conjunction with our recognition and deferral of U.S. Auryxia product sales, we expensed and capitalized the associated cost of goods, as follows, during the three months ended March 31, 2016 and 2015, and the year ended December 31, 2015:

(in thousands)	March 31, 2016	March 31, 2015	December 31, 2015
Cost of goods sold expensed	$1,071	$76	$4,520
Finished goods inventory held by others	803	107	231

	$1,874	$183	$4,751

We recognize license revenue in accordance with Accounting Standards Codification 605, Revenue Recognition, or ASC 605. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.

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

Inventory

Inventory is stated at the lower of cost or estimated realizable value. We determine the cost of our inventory, which includes amounts related to materials, third-party contract manufacturing and packaging services, and manufacturing overhead, on a first-in, first-out basis. We capitalize inventory costs at our suppliers when, based on management’s judgment, the realization of future economic benefit is probable at each given supplier. We received FDA approval for Auryxia on September 5, 2014, and on that date began capitalizing inventory purchases of saleable product from certain suppliers. Prior to FDA approval, all saleable product purchased from such suppliers was included as a component of research and development expense.

Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts

We extend credit to our customers for U.S. Auryxia product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to certain of our customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts we expect our customers to take. Accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There was no allowance for doubtful accounts at March 31, 2016 and December 31, 2015.

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

We are required to perform impairment tests annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting standards, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included in this report.

RESULTS OF OPERATIONS

Three months ended March 31, 2016 and March 31, 2015

Net U.S. Auryxia Product Sales. For the three months ended March 31, 2016, we recognized $5.6 million in product sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks, as compared with $0.4 million for the three months ended March 31, 2015.

	Three months ended March 31,
(in thousands)	2016	Percent of gross Auryxia product sales	2015	Percent of gross Auryxia product sales
Gross Auryxia product sales	$8,625		$964
Less provision for product sales allowances and accruals
Trade allowances	1,146	13%	100	10%
Rebates, chargebacks and discounts	1,678	20%	30	3%
Product returns	—	—	—	—
Other incentives (1)	185	2%	412	43%

Total	3,009	35%	542	56%

Net U.S. Auryxia product sales	$5,616		$422

(1)	Includes co-pay mitigation and voucher rebates.

We sell product to a limited number of major wholesalers, which we refer to as our Distributors, as well as certain pharmacies, which we refer to collectively as our Customers. Our Distributors resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. In accordance with our revenue recognition policy, until we have the ability to reliably estimate returns of Auryxia from our Customers, revenue recognition is deferred until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product), and not based on sales from us to our Customers. At March 31, 2016, we have deferred revenues of $3.7 million, as compared to $3.5 million at December 31, 2015, which represents Auryxia product shipped to our Customers, but not yet resold to fill patient prescriptions, net of applicable allowances, discounts, incentives, rebates and chargebacks. U.S. Auryxia product sales and patient prescriptions have increased on a quarter-by-quarter basis since Auryxia’s launch in December 2014. We expect Auryxia product sales and patient prescriptions to increase on a quarter-by-quarter basis throughout 2016 as we continue the commercialization of Auryxia and as physicians continue to gain experience treating their patients with Auryxia.

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

License Revenue. For the three months ended March 31, 2016, we recognized $1.2 million in license revenue on royalty payments from sales of Riona in Japan as compared to $0.8 million for the three months ended March 31, 2015. This increase was due to increased sales by JT and Torii of Riona in Japan.

Cost of Goods Sold. For the three months ended March 31, 2016, we recognized $1.1 million in cost of goods sold related to product sales of Auryxia, as compared to $0.1 million for the three months ended March 31, 2015. The increase is attributable to increased sales of Auryxia.

License Expenses. For the three months ended March 31, 2016, we recognized $0.7 million in license expenses related to royalties due to the licensor of Auryxia relating to sales of Riona in Japan as compared to $0.5 million for the three months ended March 31, 2015. This increase was due to an increase in sales of Riona in Japan.

Research and Development Expenses. Research and development expenses decreased by $2.0 million, or 21%, to $7.6 million for the three months ended March 31, 2016, as compared to $9.6 million for the three months ended March 31, 2015. The decrease in research and development expenses was due to a decrease in regulatory, clinical and medical affairs expenses related to the development of ferric citrate for the treatment of IDA in patients with stage 3-5 NDD-CKD. We expect our research and development expenses to remain relatively consistent on a quarterly basis throughout 2016. In total, we expect 2016 research and development expenses to decline from 2015 following the completion of our pivotal Phase 3 study of ferric citrate for the treatment of IDA in patients with stage 3-5 NDD-CKD.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.9 million, or 10%, to $20.8 million for the three months ended March 31, 2016, as compared to $18.9 million for the three months ended March 31, 2015. The increase was primarily due to an increase in personnel and related costs associated with the continued commercialization of Auryxia. We expect our selling, general and administrative costs to remain relatively consistent on a quarterly basis throughout 2016. In total, we expect 2016 selling, general and administrative expenses to decline slightly from 2015.

Other income (expense), net. Other income (expense), net for the three months ended March 31, 2016 was a $17.6 million expense as compared to $0.1 million in income for the three months ended March 31, 2015. This increase in expense was primarily the result of $15.7 million of interest expense recorded related to the amortization of the debt discount recognized in connection with the issuance of the Notes in October 2015. Additionally, we recorded $2.0 million of expense for the three months ended March 31, 2016 related to the increase in fair value of the derivative liability from December 31, 2015 to March 31, 2016. This derivative liability was recorded in connection with the issuance of the Notes in October 2015 and represents the portion of the Notes that is required to be accounted for separately. See Note 8—Debt for additional details.

Income Taxes. For the three months ended March 31, 2016, we recognized $20,000 in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes, as compared to $22,000 in income tax expense for the three months ended March 31, 2015. Indefinite-lived intangibles are non-monetary assets which are not amortized under GAAP, since there is no foreseeable limit to the cash flows provided by them. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the valuation allowance against our deferred tax assets. We continue to maintain a full valuation allowance against the entire amount of our net deferred tax assets.

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

In October 2015, we completed the sale of $125 million of Convertible Senior Notes due 2020, or the Notes, to funds managed by The Baupost Group, L.L.C, or Baupost. The Notes may be converted into shares of our common stock at the discretion of Baupost at a conversion price of $3.74, subject to adjustment based on the occurrence of certain events. In order to accommodate the full conversion of the Notes into shares of our common stock, we will seek stockholder approval of an amendment to our certificate of incorporation at the 2016 Annual Meeting of Stockholders to increase the number of authorized shares of our common stock. If the necessary share increases are not approved by our stockholders by July 1, 2016, we may pay a portion of the conversion amount in cash. We also entered into a Registration Rights Agreement with the purchasers of the Notes, or the Registration Rights Agreement, pursuant to which we agreed to (i) file a registration statement with the Securities Exchange Commission, or SEC, covering the resale of the Notes and the underlying common stock which the Notes are convertible into upon the written request of Baupost, and (ii) use commercially reasonable efforts, subject to receipt of necessary information from all the purchasers of the Notes, to cause the SEC to declare such resale registration statement effective. Further, the Registration Rights Agreement permits Baupost to demand from time to time that we file a shelf Registration Statement pursuant to Rule 415 of the Securities Act from which any number of shelf takedowns may be conducted upon written request from Baupost. In addition, the Registration Rights Agreement provides Baupost certain piggyback registration rights.

On January 21, 2015, we announced the pricing of an underwritten public offering in which we sold 10,541,667 shares of our common stock at a price of $12.00 per share for gross proceeds of approximately $126.5 million. Net proceeds from this offering were approximately $118.3 million, net of underwriting discounts and offering expenses of approximately $8.2 million. The shares were sold under registration statements (Nos. 333-201605 and 333-201639) on Form S-3 and Form S-3MEF, respectively, filed by us with the SEC.

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

As of March 31, 2016, we had $170.5 million in cash and cash equivalents, as compared to $200.3 million in cash and cash equivalents at December 31, 2015, representing a decrease of $29.8 million.

We currently expect that our existing capital resources and future anticipated cash flows will be sufficient to execute our current business objectives. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia and the magnitude of cash received from product sales, the timing and expenditures associated with the build-up of inventory and capacity expansion, and the timing, design and conduct of clinical trials for Auryxia. As a result of these factors, we may need to seek additional financings to provide the cash necessary to execute our current operations, including beyond the continued commercialization of Auryxia, and to develop any drug candidates we may in-license or acquire. For a detailed discussion regarding the risks and uncertainties related to our liquidity and capital resources, please refer to our Risk Factor, “Our existing capital resources may not be adequate to finance our operating cash requirements for the length of time that we have estimated” included in our Annual Report on Form 10-K for the year ended December 31, 2015 and the other risk factors contained therein.

Net cash used in operating activities for the three months ended March 31, 2016 was $27.7 million as compared to $35.3 million net cash used in operating activities of for the same period in 2015. This decrease in net cash used in operating activities was primarily related to Auryxia commercial expenditures to support the launch in 2015, including the manufacturing of inventory.

Net cash used in investing activities for the three months ended March 31, 2016 was $2.0 million as compared to $11.4 million net cash provided by investing activities for the same period in 2015. The increase in cash used in investing activities was primarily attributable to maturities of short-term investments in 2015, with no such activity in 2016.

Net cash provided by financing activities for the three months ended March 31, 2016 was less than $0.1 million attributable the exercise of stock options. Net cash provided by financing activities for the same period in 2015 was $118.4 million, primarily attributable to the net proceeds received from our public offering of common stock in January 2015 of $118.3 million.

OBLIGATIONS AND COMMITMENTS

As of March 31, 2016, our contractual obligations and commitments primarily consist of our obligations under non-cancelable leases, convertible senior notes, and various agreements with third parties, including selling, general and administrative, research and development and manufacturing agreements.

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Leases

In April 2015, we signed a lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94 month term that commenced on May 1, 2015. In order to make the space usable for our operations, substantial improvements were made. Our landlord agreed to pay for up to approximately $1.9 million of the improvements, and we bore all additional costs that were incurred. As such, we have determined that we are the owner of the improvements and account for tenant improvements paid by our landlord as a lease incentive. On May 1, 2015, in accordance with ASC 840-20, we recorded a deferred lease incentive, and an associated receivable from our landlord, for the total amount to be paid by the landlord for improvements. The deferred lease incentive is being amortized as a partial offset to rent expense over the term of the lease. We began occupying the space in November 2015. Improvements made to our leased space have been recorded as fixed assets and will be amortized over the assets’ useful lives or the remaining lease term, whichever is shorter.

The lease for our New York City office will expire on September 30, 2016 and we have notified our landlord that we will not renew our lease.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of March 31, 2016, our portfolio of financial instruments consists of cash equivalents, including money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

Equity Price Risk

Our Notes issued to Baupost include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the Notes. The amount of cash we may be required to pay upon conversion of the Notes is determined by the price of our common stock. The fair value of the Notes is dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. See Note 3 – Fair Value Measurements and Note 8 – Debt for a description of the Notes and their fair value.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K , except as follows:

The second risk factor under the caption “Risks associated with our product development efforts” is replaced with the following risk factor:

Pre-clinical testing and clinical development are long, expensive and uncertain processes. If our Phase 3 study of ferric citrate for the treatment of IDA in patients with Stage 3-5 NDD-CKD raises safety signals or fails to demonstrate efficacy despite positive top-line results, we may be unable to submit or receive regulatory approval for an expanded indication for Auryxia.

In March 2016, we announced positive top-line results from our pivotal Phase 3 study of ferric citrate for the treatment of iron deficiency anemia, or IDA, in adults with non-dialysis dependent chronic kidney disease, or NDD-CKD. Despite our positive top-line results, the FDA may not concur with our interpretation of our Phase 3 study results, supportive data, conduct of the studies, or any other part of our regulatory submission and could ultimately deny approval of ferric citrate for the treatment of IDA in adults with stage 3-5 NDD-CKD. Additionally, we may need to conduct significant additional research and human testing before we may submit an application for regulatory approval. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product. It requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. The FDA may pose additional questions or request further toxicological, drug-drug interaction, pre-clinical or clinical data or substantiation. Negative, inconclusive, or insufficient results or medical events during a pre-clinical or clinical trial could cause us to delay or terminate our development efforts. Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On January 28, 2016, we issued an aggregate of 430,000 shares of restricted stock to eight of our employees as incentive compensation under our 2013 Incentive Plan. The offer, sale, and issuance of these shares of restricted stock were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. Each of the recipients of the shares of restricted stock acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities. Each of the recipients of the shares of restricted stock was an accredited investor and had adequate access, through employment relationships, to information about us.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2016.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2016.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 28, 2016.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 28, 2016.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: April 28, 2016	By:	/s/ Scott A. Holmes
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2016.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2016.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 28, 2016.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 28, 2016.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.