Form 10-Q
period 2016-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2016-08-05
CIK 1114220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 105,895,226 shares of the registrant’s common stock, $0.001 par value, outstanding as of July 29, 2016.

KERYX BIOPHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “project” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and in our subsequent Quarterly Reports on Form 10-Q as well as under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	estimates regarding market size and projected growth, as well as our expectation of market acceptance of Auryxia® (ferric citrate), market share and product sales guidance;

•	expectations regarding the commercialization of Auryxia, including statements relating to the imminent interruption in the supply of Auryxia and when an adequate supply of Auryxia may be restored;

•	expectations regarding our ability to successfully develop and obtain FDA approval of Auryxia for the treatment of iron deficiency anemia in non-dialysis dependent chronic kidney disease patients;

•	expectations regarding our ability to identify a commercial partner(s) to launch Fexeric® (ferric citrate coordination complex) in the European market;

•	expectations for generating revenue, positive cash flow or becoming profitable on a sustained basis;

•	estimates of the sufficiency of our existing cash and cash equivalents to finance our operating requirements;

•	expected losses;

•	expectations for future capital requirements;

•	expectations for increases or decreases in expenses;

•	expectations for pre-clinical and clinical development and regulatory progress, including manufacturing, commercialization and reimbursement (including market acceptance), of ferric citrate or any other products that we may acquire or in-license;

•	expectations for incurring capital expenditures to expand our development and manufacturing capabilities;

•	expectations regarding our ability to successfully market Riona® through our Japanese partners, Japan Tobacco, Inc. and Torii Pharmaceutical Co., Ltd.;

•	expectations of the scope of patent protection with respect to Auryxia and Fexeric;

•	expectations or ability to enter into marketing and other partnership agreements; and

•	expectations or ability to enter into product acquisition and in-licensing transactions.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Keryx Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015

(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$155,796	$200,290
Inventory	39,671	41,881
Accounts receivable, net	5,101	3,656
Receivable from landlord	—	637
Other current assets	2,152	2,830

Total current assets	202,720	249,294
Property, plant and equipment, net	4,755	5,083
Goodwill	3,208	3,208
Other assets, net	1,024	1,100

Total assets	$211,707	$258,685

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$14,713	$21,322
Accrued compensation and related liabilities	5,075	5,473
Deferred revenue	3,358	3,526
Derivative liability	—	46,686
Deferred lease incentive, current portion	244	244
Other current liabilities	15	355

Total current liabilities	23,405	77,606

Convertible senior notes	125,000	90,773
Deferred lease incentive, net of current portion	1,384	1,506
Deferred tax liability	830	790
Other liabilities	1,234	1,076

Total liabilities	151,853	171,751

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (180,000,000 and 130,000,000 shares authorized, 105,949,886 and 105,221,555 shares issued, 105,869,938 and 105,141,607 shares outstanding at June 30, 2016 and December 31, 2015, respectively)	106	105
Additional paid-in capital	819,723	761,189
Treasury stock, at cost, 79,948 shares at June 30, 2016 and December 31, 2015, respectively	(357)	(357)
Accumulated deficit	(759,618)	(674,003)

Total stockholders’ equity	59,854	86,934

Total liabilities and stockholders’ equity	$211,707	$258,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

for the three and six months ended June 30, 2016 and 2015 (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Net U.S. Auryxia product sales	$8,279	$1,758	$13,895	$2,180
License revenue	1,009	756	2,218	1,509

Total revenues	9,288	2,514	16,113	3,689

Operating expenses:
Cost of goods sold	5,099	304	6,170	380
License expenses	605	453	1,331	905
Research and development	7,029	7,963	14,645	17,554
Selling, general and administrative	20,188	20,762	40,997	39,642

Total operating expenses	32,921	29,482	63,143	58,481

Operating loss	(23,633)	(26,968)	(47,030)	(54,792)
Other income (expense):
Amortization of debt discount	(18,479)	—	(34,226)	—
Other income (expense), net	(2,519)	114	(4,319)	221

Total other income (expense)	(20,998)	114	(38,545)	221
Loss before income taxes	(44,631)	(26,854)	(85,575)	(54,571)
Income taxes	20	23	40	45

Net loss	$(44,651)	$(26,877)	$(85,615)	$(54,616)

Basic and diluted net loss per common share	$(0.42)	$(0.26)	$(0.81)	$(0.53)

Weighted average shares used in computing basic and diluted net loss per common share	105,842,030	104,564,971	105,745,800	102,570,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

for the six months ended June 30, 2016 and 2015 (Unaudited)

(in thousands)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,615)	$(54,616)
Adjustments to reconcile loss to cash flows used in operating activities:
Stock-based compensation expense	6,846	8,375
Amortization of debt discount	34,226	—
Change in fair value of derivative liability	4,718	—
Depreciation and amortization	520	283
Write-down of inventory to net realizable value	2,736	—
Cash received from landlord	637	—
Amortization of deferred lease incentive	(122)	(42)
Deferred income taxes	40	45
Changes in operating assets and liabilities:
Other current assets	754	1,323
Accounts receivable, net	(1,445)	(604)
Accrued interest receivable	—	48
Inventory	(3,808)	(26,011)
Security deposits	—	(807)
Other current liabilities	(340)	—
Accounts payable and accrued expenses	(1,337)	(2,642)
Accrued compensation and related liabilities	(398)	(691)
Deferred revenue	(168)	1,115
Other liabilities	158	178

Net cash used in operating activities	(42,598)	(74,046)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,040)	(164)
Proceeds from maturity of held-to-maturity securities	—	11,508

Net cash (used in) provided by investing activities	(2,040)	11,344

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offerings, net	—	118,284
Surrender of common stock for tax withholding	—	(15)
Proceeds from exercise of options	144	1,438

Net cash provided by financing activities	144	119,707

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(44,494)	57,005
Cash and cash equivalents at beginning of year	200,290	74,284

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$155,796	$131,289

Non-cash financing activities:
Reclassification of derivative liability to equity	$51,404	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keryx Biopharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

NOTE 1 – DESCRIPTION OF BUSINESS

We are a biopharmaceutical company focused on bringing innovative medicines to people with renal disease. Our marketed product, Auryxia (ferric citrate), is an oral, absorbable iron-based medicine, that received marketing approval from the U.S. Food and Drug Administration, or FDA, in September 2014 for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis. Ferric citrate is also approved in Japan under the trade name Riona and marketed by our Japanese partner, Japan Tobacco Inc., or JT, and approved in Europe as Fexeric. When discussing ferric citrate in the United States in reference to our marketed product, we will refer to it as Auryxia, when discussing it in the United States in reference to our investigational medicine in Phase 3, we will refer to it as ferric citrate, when discussing it in Japan, we will refer to it as Riona, and when discussing it in Europe, we will refer to it as Fexeric.

We launched Auryxia in the United States in late December 2014. Auryxia is being marketed in the United States through our specialty salesforce and commercial infrastructure. Our sales organization is aligned to 95 territories calling on approximately 5,000 target nephrologists and their associated dialysis centers.

On August 1, 2016, we announced that an interruption in the supply of Auryxia tablets is imminent due to a production-related issue. We expect to make Auryxia available to patients when supply of Auryxia is back to adequate levels, which we anticipate will be during the fourth quarter of 2016. We have determined that a supply interruption is going to occur due to a production-related issue in converting active pharmaceutical ingredient, or API, to finished drug product at our contract manufacturer. This issue has resulted in variable production yields of finished drug product and, as a result, we have exhausted our reserve of finished drug product. At this time, current inventories of Auryxia are not sufficient to ensure uninterrupted patient access to this medicine. The supply interruption does not affect the safety profile of currently available Auryxia. We are working with our existing manufacturer to resolve the production-related issue and rebuild adequate supply. In addition, since approval of Auryxia in 2014, we have been working to bring a secondary manufacturer online to supply finished drug product. We recently filed for approval of this manufacturer with the FDA and the FDA has assigned a Prescription Drug User Fee Act, or PDUFA, action date of November 13, 2016. This supply interruption does not affect the supply of Riona manufactured and sold by JT in Japan.

In March 2016, we announced positive top-line results from our pivotal Phase 3 study of ferric citrate for the treatment of iron deficiency anemia, or IDA, in adults with stage 3-5 non-dialysis dependent chronic kidney disease, or NDD-CKD. This study’s primary endpoint was the between group comparison of the proportion of patients achieving a 1 g/dL or greater increase in hemoglobin at any point during the 16-week randomized period of the study. Secondary endpoints in the Phase 3 study included the change from baseline to the end of the randomized period for hemoglobin, ferritin, TSAT and serum phosphorus. The top-line results demonstrated statistically significant differences between ferric citrate- and placebo-treated patients for the primary endpoint and all pre-specified secondary endpoints. The majority of patients in the ferric citrate group (52 percent) achieved a 1 g/dL or greater increase in hemoglobin at any point during the 16-week randomized period as comparted to 19 percent in the placebo group (p<0.001). Additionally, the safety profile of the investigational medicine was consistent with previously reported clinical studies of ferric citrate, with the majority of adverse events reported as mild to moderate. We believe this initial data supports our plan to submit a supplemental new drug application, or sNDA, with the FDA late in the third quarter of 2016 seeking to expand the label for ferric citrate to include the treatment of IDA in adults with stage 3-5 NDD-CKD.

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

Currently, our only product is Auryxia. In January 2015, we began to recognize net product sales based on prescription sales of Auryxia in the United States. We have also generated, and expect to continue to generate, license revenue from the sublicensing of rights to ferric citrate in Japan to our Japanese partners, JT and Torii. We may engage in business development activities that include seeking strategic relationships for ferric citrate outside of the United States, as well as evaluating other compounds and companies for in-licensing or acquisition, with a focus on complementary assets.

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

During 2015, we completed two financings to secure capital needed to fund our commercialization efforts and to continue the clinical development of Auryxia. In January 2015, we raised approximately $118.3 million, net of underwriting discounts and offering expenses, in an underwritten public offering of our common stock. Additionally, in October 2015, we completed the sale of $125 million of Convertible Senior Notes due 2020, or the Notes, to funds managed by The Baupost Group, L.L.C., or Baupost. As of June 30, 2016, Baupost beneficially owns approximately 24% of our issued and outstanding common stock. If all of the Notes were converted into our common stock, Baupost would beneficially own approximately 43% of our issued and outstanding common stock.

Most of our biopharmaceutical development and substantially all of our administrative operations during the three and six months ended June 30, 2016 and 2015 were conducted in the United States of America.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of these interim financial statements have been included. These interim financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Principles of Consolidation

The condensed consolidated financial statements include our financial statements and those of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ from those estimates. Such differences could be material to these condensed consolidated financial statements.

Cash and Cash Equivalents

We consider liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. At June 30, 2016 and December 31, 2015, all of our cash and cash equivalents were held in either commercial bank accounts or money market funds.

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

Accounts Receivable, Net

We extend credit to our customers for U.S. Auryxia product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to certain of our customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts we expect our customers to take. The accounts receivable are reported in the condensed consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There was no allowance for doubtful accounts at June 30, 2016 and December 31, 2015.

Revenue Recognition

Our commercial launch of our only product, Auryxia, in the United States occurred in late December 2014. We sell product to a limited number of major wholesalers, our Distributors, as well as certain pharmacies, or collectively, our Customers. Our Distributors resell the product to retail pharmacies for purposes of the pharmacies reselling the product to fill patient prescriptions. In accordance with GAAP, our revenue recognition policy requires that: (i) there is persuasive evidence that an arrangement exists between us and the Customer, (ii) delivery has occurred, (iii) collectability is reasonably assured, and (iv) the price is fixed or determinable. Until we have the ability to reliably estimate returns of Auryxia from our Customers, revenue will be recognized based on the resale of Auryxia for the purposes of filling patient prescriptions, and not based on initial sales from us to our Customers. Consistent with industry practice, once we can reliably estimate returns based on sales to our Customers, we anticipate that our revenues will be recognized based on sales to our Customers. We currently defer Auryxia revenue recognition until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product). The deferred revenue is recorded net of discounts, rebates, and chargebacks. We also defer the related cost of product sales and record such amounts as finished goods inventory held by others, which is included in inventory on our condensed consolidated balance sheets, until revenue related to such product sales is recognized.

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

Product Returns: For the year ended December 31, 2015, the first full period in which we began selling Auryxia, and continuing into the six months ended June 30, 2016, we were not able to reasonably estimate product returns for all product sold to Customers. Once sufficient data exists or we are able to reasonably estimate the amount of Auryxia that will be returned, we will deduct these estimated amounts from our gross revenues at the time that revenues are recognized. Our Customers have the right to return Auryxia during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Currently the expiration date for Auryxia is eighteen months after it has been converted into tablet form, which is the last step in the manufacturing process for Auryxia and generally occurs within a few months before Auryxia is delivered to Customers. As of June 30, 2016, we have experienced an immaterial number of product returns.

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

Our U.S. Auryxia product sales for the three and six months ended June 30, 2016 and 2015 were offset by provisions for allowances and accruals as set forth in the tables below.

(in thousands)	Three months ended June 30, 2016	Percent of gross Auryxia product sales	Three months ended June 30, 2015	Percent of gross Auryxia product sales
Gross Auryxia product sales	$12,561		$3,097
Less provision for product sales allowances and accruals
Trade allowances	1,555	12%	348	11%
Rebates, chargebacks and discounts	2,543	20%	140	5%
Product returns	—	—	—	—
Other incentives (1)	184	2%	851	27%

Total	4,282	34%	1,339	43%

Net U.S. Auryxia product sales	$8,279		$1,758

(1)	Includes co-pay mitigation and voucher rebates.

(in thousands)	Six months ended June 30, 2016	Percent of gross Auryxia product sales	Six months ended June 30, 2015	Percent of gross Auryxia product sales
Gross Auryxia product sales	$21,185		$4,061
Less provision for product sales allowances and accruals
Trade allowances	2,701	13%	448	11%
Rebates, chargebacks and discounts	4,221	20%	170	4%
Product returns	—	—	—	—
Other incentives (1)	368	1%	1,263	31%

Total	7,290	34%	1,881	46%

Net U.S. Auryxia product sales	$13,895		$2,180

(1)	Includes co-pay mitigation and voucher rebates.

The following table summarizes U.S. Auryxia product sales recognized and deferred during the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Net U.S. Auryxia sales recognized	$8,279	$1,758	$13,895	$2,180
Change in deferred product sales	(360)	815	(168)	1,529

	$7,919	$2,573	$13,727	$3,709

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

In conjunction with our recognition and deferral of U.S. Auryxia product sales, we expensed and capitalized the associated cost of goods, as follows, during the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Cost of goods sold expensed	$5,099	$304	$6,170	$380
Change in finished goods inventory held by others	430	27	1,003	134

	$5,529	$331	$7,173	$514

Finished goods inventory held by others as of June 30, 2016 and 2015 represents the cost of goods sold that has been deferred to align with our deferral of net U.S. Auryxia product sales.

License Expenses

License expenses include royalty and other expenses due to the licensor of Auryxia related to our license agreement with JT and Torii. With regard to royalty expense, such expense is directly related to the royalty revenue received from JT and Torii and is recognized in the same period as the revenue is recorded. Other expenses are recognized in the period they are incurred.

Research and Development Costs

Research and development costs are expensed as incurred. Pre-approval inventory expenditures are recorded as research and development expense as incurred. The capitalization of inventory for our product candidate(s) commence when it is probable that the product will be approved for commercial marketing. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. We make estimates of costs incurred in relation to external clinical research organizations, or CROs, and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. We review and accrue CRO expenses and clinical trial study expenses based on work performed and rely upon estimates of those costs applicable to the stage of completion of a study. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our condensed consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

Stock-Based Compensation

We recognize all share-based payments to employees and to non-employee directors for service on our Board of Directors as compensation expense in the condensed consolidated financial statements based on the grant date fair values of the awards. Stock-based compensation expense recognized each period is based on the value of the portion of awards that is ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options and warrants, as their inclusion would be anti-dilutive. The options outstanding as of June 30, 2016 and 2015, which are not included in the computation of net loss per share amounts, were 8,869,094 and 5,306,869, respectively. No warrants were outstanding during each of these periods.

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

Impairment

Long-lived assets are reviewed for an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, a triggering event, comprises measurable operating performance criteria as well as qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, we make certain assumptions in determining the impairment amount. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset or used in its disposal. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized.

Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. As of December 31, 2015, management concluded that there was no impairment of our goodwill. We will continue to perform impairment tests annually, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For the period ending June 30, 2016, management determined that there were no impairment indicators that would trigger a goodwill impairment analysis.

Concentrations of Credit Risk

We do not have significant off-balance-sheet risk or credit risk concentrations. We maintain our cash and cash equivalents and held-to-maturity investments, when applicable, with multiple financial institutions that invest in investment-grade securities with average maturities of less than twelve months. See Note 3 – Fair Value Measurements.

Our accounts receivable, net at June 30, 2016 and December 31, 2015 represent amounts due to the Company from customers. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total accounts receivable, net as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Fresenius Medical Care Rx	27%	15%
Davita Rx	20%	19%
McKesson Corporation	19%	23%
AmerisourceBergen Drug Corporation	16%	17%
Cardinal Health, Inc.	16%	24%

We currently depend on a single supply source for Auryxia drug product. On August 1, 2016, we announced that an interruption in the supply of Auryxia tablets is imminent due to a production-related issue at this supplier of Auryxia. We expect to make Auryxia available to patients when supply of Auryxia is back to adequate levels, which we anticipate will be during the fourth quarter of 2016. As a result of this supply interruption, we expect revenues to decline significantly for at least the remainder of 2016. In addition, if any of our other suppliers were to limit or terminate production, or otherwise fail to meet the quality or delivery requirements needed to supply Auryxia at adequate levels, we could experience additional losses of revenue, which could materially and adversely impact our results of operations.

Leases

In April 2015, we signed a lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94-month term that commenced on May 1, 2015. In order to make the space usable for our operations, substantial improvements were made. Our landlord agreed to pay for up to approximately $1.9 million of the improvements, and we bore all additional costs that were incurred. As such, we have determined that we are the owner of the improvements and account for tenant improvements paid by our landlord as a lease incentive. On May 1, 2015, in accordance with ASC 840-20, Operating Leases, we recorded a deferred lease incentive, and an associated receivable from our landlord, for the total amount to be paid by the landlord for improvements. The deferred lease incentive is being amortized as a partial offset to rent expense over the term of the lease. We began occupying the space in November 2015. Improvements made to our leased space have been recorded as fixed assets and will be amortized over the assets’ useful lives or the remaining lease term, whichever is shorter.

The lease for our New York City office will expire on September 30, 2016 and we have notified our landlord that we will not renew our lease.

Recently Issued and Proposed Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five-step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends narrow aspects of Topic 606, including guidance on assessing collectibility, non-cash consideration, contract modifications and completed contracts at transition, and the presentation of sales and other similar taxes collected from customers. We are currently assessing the method of adoption and the expected impact that Topic 606 will have on our financial position and results of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

NOTE 3 – FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis in our condensed consolidated financial statements using a fair value hierarchy. The hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1 – quoted prices in active markets for identical assets and liabilities;

•	Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable; and

•	Level 3 – unobservable inputs that are not corroborated by market data.

We review investment securities for impairment and to determine the classification of the impairment as temporary or other-than-temporary. Losses are recognized in our condensed consolidated statement of operations when a decline in fair value is determined to be other-than-temporary. We review our investments on an ongoing basis for indications of possible impairment. Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment.

The following table provides the fair value measurements of applicable financial assets as of June 30, 2016 and December 31, 2015:

	Financial assets at fair value as of June 30, 2016			Financial assets at fair value as of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$148,269	$—	$—	$193,886	$—	$—

Total assets	$148,269	$—	$—	$193,886	$—	$—

Liabilities:
Derivative liability	$—	$—	$—	$—	$—	$46,686

Total liabilities	$—	$—	$—	$—	$—	$46,686

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets. The carrying amount of money market funds approximates fair value.

In October 2015, we issued the Notes. As of June 30, 2016 and December 31, 2015, the fair value of the Notes was $141.8 million and $132.9 million, respectively, which differs from their carrying value. The fair value of the Notes is influenced by interest rates, our stock price and stock price volatility. See Note 8 – Debt for additional information on our debt obligations.

Per the terms of the Notes, a portion of the Notes was contingently convertible into cash if our stockholders did not approve an increase in the number of authorized shares of our common stock by July 1, 2016. At our 2016 Annual Meeting of stockholders held on May 25, 2016, the necessary stockholder approval of the increase in authorized shares was obtained. As a result, the entirety of the Notes is now convertible into shares of our common stock. During the three months ended June 30, 2016, the derivative liability was reclassified to equity as a result of the Notes no longer being convertible into cash.

NOTE 4 – INVENTORY

Inventory consists of the following at June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Raw materials	$616	$495
Work in process	35,978	40,124
Finished goods	1,843	1,031
Finished goods inventory held by others	1,234	231

Total inventory	$39,671	$41,881

During the three months ended June 30, 2016, we expensed $1.9 million of commercial inventory deemed no longer saleable as a result of a production-related issue converting API to finished drug product at our contract manufacturer, which was recorded in cost of goods sold.

NOTE 5 – STOCKHOLDERS’ EQUITY

2016 Annual Meeting of Stockholders

At our 2016 Annual Meeting of Stockholders held on May 25, 2016, our stockholders approved proposals to (i) amend our Certificate of Incorporation, as amended and restated and then currently in effect, to increase the number of authorized shares of our common stock from 130,000,000 shares to 180,000,000 shares and (ii) amend our 2013 Incentive Plan to, among other things, increase the number of shares of our common stock available for issuance thereunder from 9,500,000 shares to 18,000,000 shares.

Change in Stockholders’ Equity

Total stockholders’ equity decreased by $27.1 million during the six months ended June 30, 2016. This decrease was primarily attributable to our net loss of $85.6 million, partially offset by the reclassification of the derivative liability to equity of $51.4 million and $7.1 million related to stock-based compensation and stock option exercises.

NOTE 6 – STOCK-BASED COMPENSATION EXPENSE

Equity Incentive Plans

As of June 30, 2016, a total of 7,102,521 shares were available for the issuance of stock options or other stock-based awards under our stock option and incentive plans.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2016:

	Number of shares	Weighted- average exercise price
Outstanding at December 31, 2015	5,411,557	$10.96
Granted	4,348,450	4.40
Exercised	(48,042)	3.02
Forfeited	(365,648)	8.88
Expired	(477,223)	14.50

Outstanding at June 30, 2016	8,869,094	$7.87

Vested and expected to vest at June 30, 2016	8,135,948	$7.98

Exercisable at June 30, 2016	3,068,887	$10.19

Upon the exercise of stock options, we issue new shares of our common stock. As of June 30, 2016, 2,415,000 options issued to employees are unvested, performance-based options.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock under our equity incentive plans. The time-vesting restricted stock grants vest primarily over a period of three to four years. The following table summarizes restricted share activity for the six months ended June 30, 2016:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2015	1,344,747	$11.59
Granted	818,275	3.56
Vested	(290,733)	13.00
Forfeited	(137,986)	8.34

Outstanding at June 30, 2016	1,734,303	$7.82

As of June 30, 2016, 560,000 shares of restricted stock issued to employees are unvested, performance-based shares.

Stock-Based Compensation Expense

We incurred $3.6 million and $4.1 million of stock-based compensation expense related to equity incentive grants during the three months ended June 30, 2016 and 2015, respectively, and $6.8 million and $8.4 million during the six months ended June 30, 2016 and 2015, respectively. The following table reflects stock-based compensation expense for the three- and six-month periods ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Cost of goods sold	$8	$2	$14	$3
Research and development	880	841	1,585	1,762
Selling, general and administrative	2,665	3,211	5,247	6,610

Total stock-based compensation expense	$3,553	$4,054	$6,846	$8,375

Stock-based compensation costs capitalized as part of inventory were immaterial for the three and six months ended June 30, 2016 and 2015.

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

The weighted average grant date fair value of stock options granted during the three months ended June 30, 2016 and 2015 was $5.01 and $7.83, respectively, and during the six months ended June 30, 2016 and 2015 was $4.40 and $10.14, respectively. We used historical information to estimate forfeitures of stock options. As of June 30, 2016, there was $13.3 million and $8.9 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.5 years and 2.1 years, respectively. These amounts do not include 2,415,000 options outstanding as of June 30, 2016 and 560,000 shares of restricted stock outstanding as of June 30, 2016 which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for these awards will be measured and recorded if and when it is probable that the milestone will be achieved.

NOTE 7—LICENSE AGREEMENTS

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

In September 2007, we entered into a Sublicense Agreement with JT and Torii, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate in Japan. JT and Torii are responsible for the future development and commercialization costs in Japan. Effective as of June 8, 2009, we entered into an Amended and Restated Sublicense Agreement, or Revised Agreement, with JT and Torii, which, among other things, provided for the elimination of all significant on-going obligations under the Sublicense Agreement.

In January 2013, JT and Torii filed its new drug application, or NDA, with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with CKD. Under the terms of the Revised Agreement, we received a non-refundable milestone payment of $7.0 million in January 2013 for the achievement of the NDA filing milestone.

In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, launched in May 2014 and is marketed in Japan by Torii under the brand name Riona, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD. Under the terms of the Revised Agreement, we received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. We also receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens and may also receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones. In accordance with our revenue recognition policy, royalty revenues are recognized in the quarter that JT and Torii provide their written report and related information to us regarding sales of Riona, which generally will be one quarter following the quarter in which the underlying sales by JT and Torii occurred. For the three months ended June 30, 2016 and 2015, we recorded $1.0 million and $0.8 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. For the six months ended June 30, 2016 and 2015, we recorded $2.2 million and $1.5 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. We record the associated mid-single digit percentage of net sales royalty expense due Panion, the licensor of ferric citrate, in the same period as the royalty revenue from JT and Torii is recorded. For the three months ended June 30, 2016 and 2015, we recorded $0.6 million and $0.5 million, respectively, in license expenses related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan. For the six months ended June 30, 2016 and 2015, we recorded $1.3 million and $0.9 million, respectively, in license expenses related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan.

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

The Notes are convertible at the option of Baupost at an initial conversion rate of 267.3797 shares of our common stock per $1,000 principal amount, equal to a conversion price of $3.74 per share, which represents the last reported sale price of our stock on October 14, 2015. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events. Further, upon the occurrence of certain fundamental changes involving us, Baupost may require us to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased.

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

Our outstanding convertible notes balances as of June 30, 2016 and December 31, 2015 consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Debt component:
Principal	$125,000	$125,000
Less: debt discount	(—)	(34,227)

Net carrying amount	$125,000	$90,773

We determined the expected life of the debt was equal to the period through July 1, 2016, as this represents the point at which a portion of the Notes was contingently convertible into cash. Accordingly, for the three and six months ended June 30, 2016 approximately $18.5 million and $34.2 million, respectively, of interest expense was recognized related to the Notes, all of which was attributable to the amortization of the debt discount. As of June 30, 2016 and December 31, 2015, the carrying value of the Notes was $125.0 million and $90.8 million, respectively, and the fair value of the Notes was $141.8 million and $132.9 million, respectively.

NOTE 9 – OTHER INCOME (EXPENSE), NET

The components of other income (expense), net are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Interest income	$185	$114	$387	$221
Other income	9	—	12	—
Fair value adjustment to derivative liability	(2,711)	—	(4,718)	—

	$(2,519)	$114	$(4,319)	$221

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2016, our contractual obligations and commitments primarily consist of our obligations under non-cancelable leases, convertible senior notes, and various agreements with third parties, including selling, general and administrative, research and development and manufacturing agreements.

Contingencies

We accrue a liability for legal contingencies when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We review these accruals and adjust them to reflect the best information available at the time. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. For the matters referenced below, a liability is not probable or the amount cannot be reasonably estimated and, therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for any matters in which the likelihood of material loss is at least reasonably possible, we will provide disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, we will provide disclosure to that effect. We expense legal costs as they are incurred.

Two purported class action lawsuits have been filed against us and certain of our officers in the United States District Court for the Southern District of New York, one captioned Terrell Jackson v. Keryx Biopharmaceuticals, Inc., et al., No. 1:16-cv-06131 filed on August 2, 2016, and the other captioned Richard J. Erickson v. Keryx Biopharmaceuticals, Inc., et al. No. 1:16-cv-06218, filed on August 4, 2016. The Jackson complaint purports to be brought on behalf of stockholders who purchased our common stock between February 25, 2016 and August 1, 2016 and the Erickson complaint purports to be brought on behalf of stockholders who purchased our common stock between March 2, 2016 and July 29, 2016. Each complaint generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the Company and its business operations and future prospects in light of the August 1, 2016 announcement of an imminent interruption in our supply of Auryxia. Each complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. There is no assurance, however, that we or the other defendants will be successful in our defense of either of these lawsuits or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible losses at this time. A resolution of either of these lawsuits adverse to us or the other defendants, however, could have a material effect on our consolidated financial position and results of operations in the period in which the particular lawsuit is resolved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to “Keryx,” the “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 as updated under the heading “Risk Factors” in subsequent Quarterly Reports on Form 10-Q, including in this report. See also the “Special Cautionary Notice Regarding Forward-Looking Statements” set forth at the beginning of this report.

You should read the following discussion and analysis in conjunction with the unaudited condensed consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

OVERVIEW

We are a biopharmaceutical company focused on bringing innovative medicines to people with renal disease. Our product, Auryxia (ferric citrate), also known as Riona in Japan and Fexeric in Europe, is an oral, absorbable iron-based medicine, that received marketing approval from the U.S. Food and Drug Administration, or FDA, in September 2014 for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis. We believe that there currently are approximately 450,000 adults in the United States on dialysis of whom approximately 350,000 are on phosphate binders and eligible for treatment with Auryxia. When discussing ferric citrate in the United States in reference to our marketed product, we will refer to it as Auryxia, when discussing it in the United States in reference to our investigational medicine in Phase 3, we will refer to it as ferric citrate, when discussing it in Japan, we will refer to it as Riona, and when discussing it in Europe, we will refer to it as Fexeric.

We launched Auryxia in the United States in late December 2014. Auryxia is being marketed in the United States through our specialty salesforce and commercial infrastructure. Our sales organization is aligned to 95 territories calling on approximately 5,000 target nephrologists and their associated dialysis centers. In 2015, we reported net U.S. Auryxia product sales of $10.1 million.

On August 1, 2016, we announced that an interruption in the supply of Auryxia tablets is imminent due to a production-related issue. See below under “Supply Interruption of Auryxia” for more information regarding this supply interruption.

In March 2016, we announced positive top-line results from our pivotal Phase 3 study of ferric citrate for the treatment of iron deficiency anemia, or IDA, in adults with stage 3-5 non-dialysis dependent chronic kidney disease, or NDD-CKD. We believe there are approximately 650,000 adults in the United States with CKD currently being treated for IDA. The Phase 3 study’s primary endpoint was the between group comparison of the proportion of patients achieving a 1 g/dL or greater increase in hemoglobin at any point during the 16-week randomized period of the study. Secondary endpoints in the Phase 3 study include the change from baseline to the end of the randomized period for hemoglobin, ferritin, TSAT and serum phosphorus. The top-line results showed that treatment with ferric citrate in the registration trial demonstrated statistically significant differences as compared to placebo for the primary and all pre-specified secondary endpoints. The majority of patients in the ferric citrate group (52 percent) achieved a 1 g/dL or greater increase in hemoglobin at any point during the 16-week randomized period as compared to 19 percent in the placebo group. Additionally, the safety profile of the drug candidate was consistent with previously reported clinical studies of ferric citrate. We believe the initial data support our plan to submit a supplemental new drug application, or sNDA, with the FDA late in the third quarter of 2016 seeking to expand the label for ferric citrate to include the treatment of IDA in adults with stage 3-5 NDD-CKD.

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

Currently, our only product is Auryxia. In January 2015, we began to recognize product sales based on prescription sales of Auryxia in the United States. We have also generated, and expect to continue to generate, license revenue from the sublicensing of rights to ferric citrate in Japan to our Japanese partners, JT and Torii. We may engage in business development activities that include seeking strategic relationships for ferric citrate outside of the United States, as well as evaluating other compounds and companies for in-licensing or acquisition, with a focus on complementary assets.

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

During 2015, we completed two financings to secure capital needed to fund our commercialization efforts and to continue the clinical development of Auryxia. In January 2015, we raised approximately $118.3 million, net of underwriting discounts and offering expenses, in an underwritten public offering of our common stock. Additionally, in October 2015, we completed the sale of $125 million of Convertible Senior Notes due 2020, or the Notes, to funds managed by The Baupost Group, L.L.C., or Baupost. As of June 30, 2016, Baupost beneficially owns approximately 24% of our issued and outstanding common stock. If all of the Notes were converted into our common stock, Baupost would beneficially own approximately 43% of our issued and outstanding common stock.

Most of our biopharmaceutical development and substantially all of our administrative operations during the three and six months ended June 30, 2016 and 2015 were conducted in the United States of America.

Supply Interruption of Auryxia

We have determined that a supply interruption of Auryxia is going to occur due to a production-related issue in converting active pharmaceutical ingredient, or API, to finished drug product at our contract manufacturer. This issue has resulted in variable production yields of finished drug product and, as a result, we have exhausted our reserve of finished drug product. At this time, current inventories of Auryxia are not sufficient to ensure uninterrupted patient access to this medicine. The supply interruption does not affect the safety profile of currently available Auryxia. We are working with our existing manufacturer to resolve the production-related issue and rebuild adequate supply. In addition, since approval of Auryxia in 2014, we have been working to bring a secondary manufacturer online to supply finished drug product. We recently filed for approval of this manufacturer with the FDA and the FDA has assigned a Prescription Drug User Fee Act, or PDUFA, action date of November 13, 2016. We expect to make Auryxia available to patients when supply of Auryxia is back to adequate levels, which we anticipate will be during the fourth quarter of 2016. This supply interruption does not affect the supply of Riona manufactured and sold by JT in Japan.

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

Cost of goods sold includes the cost of API for Auryxia on which product sales were recognized during the period, the associated costs for tableting, packaging, shipment, insurance and quality assurance, as well as any idle capacity charges we may incur at our contract manufacturers and write-downs of inventory that fails to meet specifications. Cost of goods sold also includes expenses due the licensor of Auryxia related to the manufacturing of product and product sales recognized during the period.

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

Our results of operations include stock-based compensation expense as a result of the grants of stock options and restricted stock. Compensation expense for awards of options and restricted stock granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual awards. See “Critical Accounting Policies” below for a discussion of our recognition of stock-based compensation expenses. The expense is included in the respective categories of expense in the condensed consolidated statements of operations. We expect to continue to incur significant stock-based compensation expenses.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition and Related Sales Allowances and Accruals

Our commercial launch of our only product, Auryxia, in the United States occurred in late December 2014. We sell product to a limited number of major wholesalers, which we refer to as our Distributors, as well as certain pharmacies, which we refer to collectively as our Customers. Our Distributors resell the product to retail pharmacies for purposes of the pharmacies reselling the product to fill patient prescriptions. In accordance with GAAP, our revenue recognition policy requires that: (i) there is persuasive evidence that an arrangement exists between us and the Customer, (ii) delivery has occurred, (iii) collectability is reasonably assured and (iv) the price is fixed or determinable. Until we have the ability to reliably estimate returns of Auryxia from our Customers, revenue will be recognized based on the resale of Auryxia for the purposes of filling patient prescriptions, and not based on initial sales from us to our Customers. Consistent with industry practice, once we achieve sufficient history such that we can reliably estimate returns based on sales to our Customers, we anticipate that our revenues will be recognized based on sales to our Customers. We currently defer Auryxia revenue recognition until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product). The deferred revenue is recorded net of discounts, rebates, and chargebacks. We also defer the related cost of product sales and record such amounts as finished goods inventory held by others, which is included in inventory on our condensed consolidated balance sheets, until revenue related to such product sales is recognized.

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

Product Returns: For the six months ended June 30, 2016, and for the year ended December 31, 2015, the first full period in which we began selling Auryxia, we were not able to reasonably estimate product returns for all product sold to Customers. Once sufficient data exists or we are able to reasonably estimate the amount of Auryxia that will be returned, we will deduct these estimated amounts from our gross revenues at the time that revenues are recognized. Our Customers have the right to return Auryxia during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Currently the expiration date for Auryxia is eighteen months after it has been converted into tablet form, which is the last step in the manufacturing process for Auryxia and generally occurs within a few months before Auryxia is delivered to Customers. As of June 30, 2016, we have experienced an immaterial number of product returns.

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

The following table summarizes U.S. Auryxia product sales recognized and deferred during the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Net U.S. Auryxia sales recognized	$8,279	$1,758	$13,895	$2,180
Change in deferred product sales	(360)	815	(168)	1,529

	$7,919	$2,573	$13,727	$3,709

In conjunction with our recognition and deferral of U.S. Auryxia product sales, we expensed and capitalized the associated cost of goods, as follows, during the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Cost of goods sold expensed	$5,099	$304	$6,170	$380
Change in finished goods inventory held by others	430	27	1,002	134

	$5,529	$331	$7,172	$514

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

Accruals for Clinical Research Organization and Clinical Site Costs

We make estimates of costs incurred in relation to external CROs, and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. We review and accrue CRO expenses and clinical trial study expenses based on work performed and rely upon estimates of those costs applicable to the stage of completion of a study. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our condensed consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts

We extend credit to our customers for U.S. Auryxia product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to certain of our customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts we expect our customers to take. Accounts receivable are reported in the condensed consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There was no allowance for doubtful accounts at June 30, 2016 and December 31, 2015.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting standards, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS

Three months ended June 30, 2016 and June 30, 2015

Net U.S. Auryxia Product Sales. For the three months ended June 30, 2016, we recognized $8.3 million in product sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks, as compared with $1.8 million for the three months ended June 30, 2015.

(in thousands)	Three months ended June 30, 2016	Percent of gross Auryxia product sales	Three months ended June 30, 2015	Percent of gross Auryxia product sales
Gross Auryxia product sales	$12,561		$3,097
Less provision for product sales allowances and accruals
Trade allowances	1,555	12%	348	11%
Rebates, chargebacks and discounts	2,543	20%	140	5%
Product returns	—	—	—	—
Other incentives (1)	184	2%	851	27%

Total	4,282	34%	1,339	43%

Net U.S. Auryxia product sales	$8,279		$1,758

(1)	Includes co-pay mitigation and voucher rebates.

We sell product to a limited number of major wholesalers, which we refer to as our Distributors, as well as certain pharmacies, which we refer to collectively as our Customers. Our Distributors resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. In accordance with our revenue recognition policy, until we have the ability to reliably estimate returns of Auryxia from our Customers, revenue recognition is deferred until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product), and not based on sales from us to our Customers. At June 30, 2016, we have deferred revenues of $3.4 million, as compared to $3.5 million at December 31, 2015, which represents Auryxia product shipped to our Customers, but not yet resold to fill patient prescriptions, net of applicable allowances, discounts, incentives, rebates and chargebacks. As a result of the supply interruption discussed above, we expect revenues for the remainder of 2016 to decline significantly as compared to the first six months of 2016.

License Revenue. For the three months ended June 30, 2016, we recognized $1.0 million in license revenue on royalty payments from sales of Riona in Japan as compared to $0.8 million for the three months ended June 30, 2015. This increase was due to increased sales by JT and Torii of Riona in Japan.

Cost of Goods Sold. For the three months ended June 30, 2016, we recognized $5.1 million in cost of goods sold related to product sales of Auryxia, as compared to $0.3 million for the three months ended June 30, 2015. The increase is attributable to increased sales of Auryxia, as well as approximately $2.4 million in product write-offs during the three months ended June 30, 2016, $1.9 million of which was related to the production-related issue discussed above.

License Expenses. For the three months ended June 30, 2016, we recognized $0.6 million in license expenses related to royalties due to the licensor of Auryxia relating to sales of Riona in Japan as compared to $0.5 million for the three months ended June 30, 2015. This increase was due to an increase in sales of Riona in Japan.

Research and Development Expenses. Research and development expenses decreased by $1.0 million, or 12%, to $7.0 million for the three months ended June 30, 2016, as compared to $8.0 million for the three months ended June 30, 2015. The decrease in research and development expenses was primarily due to a decrease in clinical expenses as a result of the completion of the Phase 3 study of ferric citrate for the treatment of IDA in patients with stage 3-5 NDD-CKD. We expect our research and development expenses to remain relatively consistent on a quarterly basis throughout the remainder of 2016. In total, we expect 2016 research and development expenses to decline from 2015 following the completion of our pivotal Phase 3 study of ferric citrate for the treatment of IDA in patients with stage 3-5 NDD-CKD.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.6 million, or 3%, to $20.2 million for the three months ended June 30, 2016, as compared to $20.8 million for the three months ended June 30, 2015. The decrease was primarily due to a decrease in marketing expenses during the 2016 period as compared to the same period in 2015 in which we had higher marketing expenses to support the initial launch of Auryxia and a decrease in stock-based compensation, partially offset by an increase in personnel costs attributable to our expanded sales force. We expect our selling, general and administrative costs to remain relatively consistent on a quarterly basis throughout the remainder of 2016. In total, we expect 2016 selling, general and administrative expenses to increase slightly from 2015.

Other income (expense), net. Other income (expense), net for the three months ended June 30, 2016 was a $21.0 million expense as compared to $0.1 million in income for the three months ended June 30, 2015. This increase in expense was primarily the result of $18.5 million of interest expense recorded related to the amortization of the debt discount recognized in connection with the issuance of the Notes to Baupost in October 2015. Additionally, we recorded $2.7 million of expense for the three months ended June 30, 2016 related to the increase in fair value of the portion of the Notes accounted for separately as a derivative liability from March 31, 2016 to June 30, 2016. See Note 8—Debt for additional details.

Income Taxes. For the three months ended June 30, 2016, we recognized $20,000 in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes, as compared to $23,000 in income tax expense for the three months ended June 30, 2015. Indefinite-lived intangibles are non-monetary assets which are not amortized under GAAP, since there is no foreseeable limit to the cash flows provided by them. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the valuation allowance against our deferred tax assets. We continue to maintain a full valuation allowance against the entire amount of our net deferred tax assets.

Six months ended June 30, 2016 and June 30, 2015

Net U.S. Auryxia Product Sales. For the six months ended June 30, 2016, we recognized $13.9 million in product sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks, as compared with $2.2 million for the six months ended June 30, 2015.

(in thousands)	Six months ended June 30, 2016	Percent of gross Auryxia product sales	Six months ended June 30, 2015	Percent of gross Auryxia product sales
Gross Auryxia product sales	$21,185		$4,061
Less provision for product sales allowances and accruals
Trade allowances	2,701	13%	448	11%
Rebates, chargebacks and discounts	4,221	20%	170	4%
Product returns	—	—	—	—
Other incentives (1)	368	1%	1,263	31%

Total	7,290	34%	1,881	46%

Net U.S. Auryxia product sales	$13,895		$2,180

(1)	Includes co-pay mitigation and voucher rebates.

As discussed above, we defer revenue recognition until the earlier of our product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product), and not based on sales from us to our Customers. At June 30, 2016, we have deferred revenues of $3.4 million, as compared to $3.5 million at December 31, 2015, which represents Auryxia product shipped to our Customers, but not yet resold to fill patient prescriptions, net of applicable allowances, discounts, incentives, rebates and chargebacks.

License Revenue. For the six months ended June 30, 2016, we recognized $2.2 million in license revenue on royalty payments from sales of Riona in Japan as compared to $1.5 million for the six months ended June 30, 2015. This increase was due to increased sales by JT and Torii of Riona in Japan.

Cost of Goods Sold. For the six months ended June 30, 2016, we recognized $6.2 million in cost of goods sold related to product sales of Auryxia, as compared to $0.4 million for the six months ended June 30, 2015. The increase is attributable to increased sales of Auryxia, as well as approximately $2.7 million in product write-offs during the six months ended June 30, 2016, $1.9 million of which was related to the production-related issue discussed above.

License Expenses. For the six months ended June 30, 2016, we recognized $1.3 million in license expenses related to royalties due to the licensor of Auryxia relating to sales of Riona in Japan as compared to $0.9 million for the six months ended June 30, 2015. This increase was due to an increase in sales of Riona in Japan.

Research and Development Expenses. Research and development expenses decreased by $3.0 million, or 17%, to $14.6 million for the six months ended June 30, 2016, as compared to $17.6 million for the six months ended June 30, 2015. The decrease in research and development expenses was primarily due to a decrease in clinical expenses as a result of the completion of the Phase 3 study of ferric citrate for the treatment of IDA in patients with stage 3-5 NDD-CKD, as well as a decrease in regulatory costs after our filings leading up to European approval of Fexeric in 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.4 million, or 3.5%, to $41.0 million for the six months ended June 30, 2016, as compared to $39.6 million for the six months ended June 30, 2015. The increase was primarily due to an increase in personnel and related costs associated with the continued commercialization of Auryxia.

Other income (expense), net. Other income (expense), net for the six months ended June 30, 2016 was a $39.0 million expense as compared to $0.2 million in income for the six months ended June 30, 2015. This increase in expense was primarily the result of $34.2 million of interest expense recorded related to the amortization of the debt discount recognized in connection with the issuance of the Notes to Baupost in October 2015. Additionally, we recorded $4.7 million of expense for the six months ended June 30, 2016 related to the increase in fair value of the portion of the Notes accounted for separately as a derivative liability from March 31, 2016 to June 30, 2016. See Note 8—Debt for additional details.

Income Taxes. For the six months ended June 30, 2016, we recognized $40,000 in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes, as compared to $45,000 in income tax expense for the six months ended June 30, 2015. Indefinite-lived intangibles are non-monetary assets which are not amortized under GAAP, since there is no foreseeable limit to the cash flows provided by them. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the valuation allowance against our deferred tax assets. We continue to maintain a full valuation allowance against the entire amount of our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our major sources of cash have been proceeds from various public and private offerings of our common stock, the issuance of convertible notes, option and warrant exercises, interest income, and from the upfront and milestone payments from our agreement with JT and Torii and miscellaneous payments from our other prior licensing activities. The commercial launch of our product, Auryxia, occurred in late December 2014 and we began to recognize revenue from the sales of Auryxia in 2015. The imminent interruption in the supply of Auryxia, however, will negatively impact our net U.S. Auryxia product sales for at least the remainder of 2016. Even if we successfully commercialize Auryxia, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain additional regulatory approvals for our drug, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug alone or in partnership. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from Auryxia.

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

As of June 30, 2016, we had $155.8 million in cash and cash equivalents, as compared to $200.3 million in cash and cash equivalents at December 31, 2015, representing a decrease of $44.5 million.

We currently expect that our existing capital resources and future anticipated cash flows will be sufficient to execute our current business objectives. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia and the magnitude of cash received from product sales, the timing and expenditures associated with the build-up of inventory and capacity expansion, and the timing, design and conduct of clinical trials for ferric citrate. As a result of these factors, we may need to seek additional financings to provide the cash necessary to execute our current operations, including beyond commercializing Auryxia, and to develop any drug candidates we may in-license or acquire. For a detailed discussion regarding the risks and uncertainties related to our liquidity and capital resources, please refer to our Risk Factor, “Our existing capital resources may not be adequate to finance our operating cash requirements for the length of time that we have estimated” included in our Annual Report on Form 10-K for the year ended December 31, 2015 and the other risk factors contained therein and in our subsequent Quarterly Reports on Form 10-Q and other SEC filings.

Net cash used in operating activities for the six months ended June 30, 2016 was $42.6 million as compared to $74.0 million net cash used in operating activities of for the same period in 2015. This decrease in net cash used in operating activities was primarily related to commercial expenditures to support the launch of Auryxia in 2015, including the manufacturing of inventory, as well as an increase in total revenues in the first six months of 2016 as compared to 2015.

Net cash used in investing activities for the six months ended June 30, 2016 was $2.0 million as compared to $11.3 million net cash provided by investing activities for the same period in 2015. The change from net cash provided by investing activities to net cash used in investing activities was primarily attributable to maturities of short-term investments in 2015, with no such activity in 2016.

Net cash provided by financing activities for the six months ended June 30, 2016 was $0.1 million attributable to the exercise of stock options. Net cash provided by financing activities for the same period in 2015 was $119.7 million, primarily attributable to the net proceeds received from our public offering of common stock in January 2015 of $118.3 million.

OBLIGATIONS AND COMMITMENTS

As of June 30, 2016, our contractual obligations and commitments primarily consist of our obligations under non-cancelable leases, convertible senior notes, and various agreements with third parties, including selling, general and administrative, research and development and manufacturing agreements.

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Leases

In April 2015, we signed a lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94-month term that commenced on May 1, 2015. In order to make the space usable for our operations, substantial improvements were made. Our landlord agreed to pay for up to approximately $1.9 million of the improvements, and we bore all additional costs that were incurred. As such, we have determined that we are the owner of the improvements and account for tenant improvements paid by our landlord as a lease incentive. On May 1, 2015, in accordance with ASC 840-20, we recorded a deferred lease incentive, and an associated receivable from our landlord, for the total amount to be paid by the landlord for improvements. The deferred lease incentive is being amortized as a partial offset to rent expense over the term of the lease. We began occupying the space in November 2015. Improvements made to our leased space have been recorded as fixed assets and will be amortized over the assets’ useful lives or the remaining lease term, whichever is shorter.

The lease for our New York City office will expire on September 30, 2016 and we have notified our landlord that we will not renew our lease.

Royalty and Contingent Milestone Payments

Under the license agreement with Panion, we acquired the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and marketing of ferric citrate. As of June 30, 2016, we have paid an aggregate of $11.6 million of milestone payments to Panion, including the $2.0 million paid upon European marketing approval in 2015. In addition, Panion is eligible to receive royalty payments based on a mid-single digit percentage of net sales of Auryxia in the United States and of Riona in Japan. We record royalties on net sales of Auryxia in cost of goods sold and royalties on net sales of Riona in license expense.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of June 30, 2016, our portfolio of financial instruments consists of cash equivalents, including money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 – Commitments and Contingencies to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.

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

We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2016, we had an accumulated deficit of $759.6 million. As we continue our research and development and initial commercial efforts, we will incur increasing losses. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from our drug, Auryxia. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain additional regulatory approvals for our drug, successfully complete any post approval regulatory obligations and successfully manufacture and commercialize our drug.

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

In September 2014, the FDA approved Auryxia for the control of serum phosphorus levels in patients with CKD on dialysis. The commercial success of Auryxia will depend on a number of factors, including:

•	the effectiveness of Auryxia as a treatment for adult patients with CKD on dialysis;

•	the adoption of Auryxia by physicians, which depends on whether physicians view it as a safe and effective treatment to lower serum phosphorus levels in patients with CKD on dialysis;

•	the effectiveness of the sales, managed markets and marketing efforts by us and our competitors;

•	our ability to quickly and successfully identify and resolve the production-related issue that we announced in August 2016 and, as a result of the supply interruption, our ability to quickly and successfully identify and engage secondary suppliers of finished drug product and to timely receive FDA approval of any secondary suppliers of finished drug product;

•	our ability to return our business to the level of sales that we had achieved prior to the supply interruption and to increase our sales further;

•	the size of the treatable patient population;

•	our ability to both secure and maintain adequate reimbursement for, and optimize patient access to, Auryxia by providing third party payers with a strong value proposition based on the existing burden of illness associated with CKD patients on dialysis and the benefits of Auryxia;

•	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas, associated with Auryxia;

•	our ability to obtain and maintain strong intellectual property protection for Auryxia;

•	the development or commercialization of competing products or therapies for the control of serum phosphorus levels in patients with CKD on dialysis; and

•	our ability to identify reliable suppliers and successfully manufacture Auryxia.

In addition to these factors, the commercial success of Auryxia is also dependent on gaining approval from the FDA to market Auryxia in the United States for additional indications, including for the treatment of iron deficiency anemia in patients with Stage 3-5 NDD-CKD, which is the indication being studied in our recently completed Phase 3 clinical trial.

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

Our ability to conduct clinical trials, manufacture and commercialize our drug will depend on the ability of such third parties to manufacture our drug on a large scale at a competitive cost and in accordance with current cGMPs and other regulatory requirements, including requirements from federal, state and local environmental and safety regulatory agencies and foreign regulatory requirements, if applicable. Significant scale-up of manufacturing may result in unanticipated technical challenges and will require validation studies that are subject to FDA inspection. Scale-up and technology transfer activities can be complex, and insufficient process knowledge can result in a poorly scaled up process with inadequate process control. A lack of process control can lead to increased deviations during the manufacturing process, out of specification test results, batch rejection and the possible distribution of drug products that do not conform to predetermined specifications. In addition, a variety of factors can affect a contract manufacturer’s qualifications to produce acceptable product, including deficiencies in the contractor’s quality unit, lack of training, a shortage of qualified personnel, capacity constraints and changes in the contractor’s commercial or quality related priorities. Any of these difficulties, if they occur, and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to significant delays and possibly the termination of the development program for our drug, particularly given that some of the third parties we intend to employ in the manufacturing process are single source providers. These risks become more acute as we scale up for commercial quantities, where a reliable source of active pharmaceutical ingredient, or API, and a qualified contract manufacturer become critical to commercial success. For example, given the large quantity of materials required for Auryxia production and the large quantities of Auryxia that will be required for commercial success, the commercial viability of Auryxia will also depend on adequate supply of starting materials that meet quality, quantity and cost standards and the ability of our contract manufacturers to produce the API and finished drug product on a commercial scale. Failure to achieve this level of supply can jeopardize and prevent the successful commercialization of the product. Moreover, issues that may arise in our scale-up and technology transfer of Auryxia may lead to significant delays in our development and commercial timelines. For example, we announced in August 2016 that a production-related issue would cause an interruption in supply of Auryxia which will make us unable to supply finished drug product to patients and will negatively impact our revenues.

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

As of August 1, 2016, we had 189 full and part-time employees. To successfully develop and commercialize our drug and any drug candidates we may in-license or acquire, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel our ability to continue to execute on our business plan could be materially impaired.

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

Negative or inconclusive results from the clinical trials we conduct, such as the recently completed Phase 3 study of Auryxia for the treatment of iron deficiency anemia in patients with NDD-CKD, or unanticipated adverse medical events could cause us to have to repeat or terminate the clinical trials. For example, in May 2012, we abandoned our development efforts and terminated our license for KRX-0401 (perifosine) following negative results from the Phase 3 trial for KRX-0401. We may also opt to change the delivery method, formulation or dosage which could affect efficacy results for the drug. Accordingly, we may not be able to complete our current or future clinical trials within an acceptable time frame, if at all.

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

We currently expect that our existing capital resources and future anticipated cash flows will be sufficient to execute our business plan. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia and the magnitude of cash received from product sales, the timing and expenditures associated with resolving the recently announced supply interruption of Auryxia, the build-up of inventory and capacity expansion, and the timing, design and conduct of, and results from, clinical trials for Auryxia. As a result of these factors, we may need to seek additional financings to provide the cash necessary to execute our current operations, including beyond commercializing Auryxia, and to develop any drug candidates we may in-license or acquire.

Our forecast of the period of time through which our existing capital resources will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	the timing and expenditures associated with commercial activities related to Auryxia and the magnitude of cash received from product sales;

•	the timing and expenditures associated with the build-up of inventory and capacity expansion, including our ability to quickly and successfully identify and resolve the production-related issue that we announced in August 2016 and, as a result of the supply interruption, our ability to quickly and successfully identify and engage secondary suppliers of finished drug product and to timely receive FDA approval of any secondary suppliers of finished drug product;
•	our ability to return our business to the level of sales that we had achieved prior to the supply interruption and to increase our sales further;
•	the timing, design and conduct of, and results from, clinical trials for Auryxia;
•	the timing of expenses associated with manufacturing and product development of Auryxia and those proprietary drug candidates that may be in-licensed, partnered or acquired;
•	the timing of the in-licensing, partnering and acquisition of new product opportunities;
•	the timing and expenditures associated with commercial activities related to launching Fexeric in Europe, either by us or through a commercialization partner;
•	the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;
•	our ability to achieve our milestones under our licensing arrangement;
•	the timing and expenses associated with capital expenditures to expand our manufacturing capabilities;
•	the timing and expenses associated with building our own commercial infrastructure to manufacture, market and sell our drug and those that may be in-licensed, partnered or acquired; and
•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights or defending against claims of infringement initiated by third parties in respect of their intellectual property rights.

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

As of June 30, 2016, Baupost beneficially owns approximately 24% of our issued and outstanding common stock. If all of the Notes were converted into shares of our common stock, Baupost would beneficially own approximately 43% of our issued and outstanding common stock. Baupost, through its equity interests, may have significant influence over matters submitted to our stockholders for approval and other corporate actions, such as:

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

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

•	our ability to resolve the recently announced supply interruption of Auryxia;
•	announcements of technological innovations by us or our competitors;
•	introductions or announcements of new products by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments involving us or our competitors;
•	changes in financial estimates by securities analysts;
•	actual or anticipated variations in quarterly or annual operating results;
•	developments relating to the marketing, safety and efficacy of our drug product, and regulatory filings and approvals for us or our competitors;
•	expectations regarding our financial condition;
•	expiration or termination of licenses, research contracts or other collaboration agreements;
•	expectations or investor speculation regarding the strength of our intellectual property position, or the availability of other forms of regulatory exclusivity;
•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;
•	changes in the market valuations of similar companies;
•	negative comments and sentiment in the media; and
•	additions or departures of key personnel.

In addition, equity markets in general, and the market for biotechnology and life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies traded in those markets. These broad market and industry factors may materially affect the market price of our common stock, regardless of our development and operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. For example, in August 2016, two purported class action lawsuits were filed against us and certain of our executive officers alleging false and/or misleading statements concerning the company and its business operations and future prospects in light of the recent announcement of the supply interruption of Auryxia. Any litigation instituted against us could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated December 17, 2003, and the Amendment thereto, dated June 18, 2004, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 12, 2004 (File No. 000-30929), and incorporated herein by reference.

3.2	Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007, filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 9, 2007 (File No. 000-30929), and incorporated herein by reference.

3.3	Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc. dated June 18, 2013, filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 2, 2013 (File No. 000-30929), and incorporated herein by reference.

3.4	Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc. dated May 25, 2016.

10.1	Keryx Biopharmaceuticals, Inc. Amended and Restated 2013 Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2016 (File No. 000-30929), and incorporated herein by reference.

10.2	Keryx Biopharmaceuticals, Inc. Fourth Amended and Restated Directors Equity Compensation Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2016 (File No. 000-30929), and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2016.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2016.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2016.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2016.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: August 5, 2016	By:	/s/ Scott A. Holmes
Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

3.1	Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated December 17, 2003, and the Amendment thereto, dated June 18, 2004, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 12, 2004 (File No. 000-30929), and incorporated herein by reference.

3.2	Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated July 24, 2007, filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 9, 2007 (File No. 000-30929), and incorporated herein by reference.

3.3	Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc. dated June 18, 2013, filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 2, 2013 (File No. 000-30929), and incorporated herein by reference.

3.4	Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc. dated May 25, 2016.

10.1	Keryx Biopharmaceuticals, Inc. Amended and Restated 2013 Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2016 (File No. 000-30929), and incorporated herein by reference.

10.2	Keryx Biopharmaceuticals, Inc. Fourth Amended and Restated Directors Equity Compensation Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2016 (File No. 000-30929), and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2016.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2016.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2016.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2016.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.