Form 10-K
period 2016-12-31
KERYX BIOPHARMACEUTICALS INC
filed 2017-03-01
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ___________________________________________________________
FORM 10-K
___________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 000-30929
 ___________________________________________________________
KERYX BIOPHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________________

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
None
 ___________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $524,807,000 as of June 30, 2016, based on the closing sale price of such stock as reported on the Nasdaq Capital Market.
There were 107,667,795 shares of the registrant’s common stock outstanding as of February 22, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

KERYX BIOPHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “project” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	estimates regarding market size and projected growth, as well as our expectation of market acceptance of Auryxia® (ferric citrate), market share and product sales guidance;

•	expectations regarding the commercialization of Auryxia;

•
expectations regarding our ability to successfully develop and obtain U.S. Food and Drug Administration approval of Auryxia for the treatment of iron deficiency anemia in non-dialysis dependent chronic kidney disease patients;

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

•	expectations for incurring capital expenditures to expand our development and manufacturing capabilities;

•	expectations regarding our ability to successfully market Riona® through our Japanese partner, Japan Tobacco, Inc. and its subsidiary, Torii Pharmaceutical Co., Ltd.;

•	expectations of the scope of patent protection with respect to Auryxia, Fexeric and Riona;

•	expectations or ability to enter into marketing and other partnership agreements; and

•	expectations or ability to enter into product acquisition and in-licensing transactions.
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
ITEM 1. BUSINESS.
OVERVIEW
We are a commercial stage biopharmaceutical company focused on bringing innovative medicines to people with renal disease. Our long-term vision is to build a leading renal company. Our marketed product, Auryxia (ferric citrate), which is an orally available, absorbable, iron-based medicine is approved in the United States for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis. Ferric citrate is also approved in Japan under the trade name Riona and marketed by our Japanese partner, Japan Tobacco Inc., or JT, and its subsidiary, Torii Pharmaceutical Co. Ltd., or Torii, and approved in Europe as Fexeric. We are also investigating the use of ferric citrate for the treatment of iron deficiency anemia, or IDA, in adults with non-dialysis dependent, CKD, or NDD-CKD, and, pending potential approval for this indication, plan to leverage our U.S. clinical and commercial infrastructure and treat many more people with CKD. Our vision of building a leading renal company includes expansion of our product portfolio with other medicines that help patients with kidney disease. We use the brand name Auryxia only when we refer to the approved indication in the United States. We refer to the product as ferric citrate when referring to its investigational use.
OUR STRATEGY
Our business is focused on creating long-term stockholder value by bringing differentiated medicines for the treatment of people with kidney disease to the market that provide meaningful benefits to patients and their healthcare providers. The three pathways to our strategy are:
Maximize Auryxia's Potential
We developed and subsequently launched Auryxia in the United States in late December 2014. Auryxia is a non-chewable, orally-administered phosphate binder for patients on dialysis. Auryxia is being marketed in the United States to renal care teams through our specialty salesforce and commercial infrastructure. In the United States, there are approximately 450,000 adult patients with CKD requiring dialysis (referred to as End Stage Renal Disease, or ESRD), including approximately 350,000 adults currently taking a phosphate binder. Our field-based organization is aligned to 95 territories calling on target nephrologists and their associated dialysis centers. We believe strong fundamentals are in place to continue to drive commercial adoption of Auryxia in the dialysis setting following the return of this medicine to patients in November 2016.
We also believe that we can maximize the potential of ferric citrate through potential label expansion for the treatment of IDA, NDD-CKD patients. We completed a pivotal Phase 3 clinical trial evaluating ferric citrate for this indication and presented results from this trial to the medical community at the American Society of Nephrology’s Kidney Week 2016 Annual Meeting. The results from this trial were also published online in the Journal of the American Society of Nephrology in January 2017. We submitted a supplemental new drug application, or sNDA, to the U.S. Food and Drug Administration, or FDA, in January 2017 seeking to expand the label for Auryxia to include the treatment of IDA in NDD-CKD patients and expect that the sNDA will be accepted by the FDA for review. We anticipate a standard review cycle for this sNDA and, if approved, could potentially make the medicine available to these patients late in 2017. We estimate that in the United States, approximately 1.7 million adults under the care of a nephrologist have IDA, NDD-CKD, including approximately 650,000 adults currently being treated by nephrologists for IDA. IDA is common in the NDD-CKD population and the prevalence and severity increases as CKD advances. IDA is symptomatic and can significantly impact quality of life. No oral iron medications are currently FDA-approved to treat IDA, NDD-CKD.
Expand Our Portfolio
We will evaluate opportunities to expand our product portfolio with other medicines that help patients with kidney disease. Our business development activities include evaluating several clinical-drug candidates and commercial medicines to in-license or acquire to add to our portfolio and provide us with new commercial opportunities. We will seek to add assets that leverage the infrastructure we have built to support our foundational medicine, Auryxia, including our clinical development and commercial teams. We believe these efforts have the potential to provide additional revenues to us in the future.
Manage Growth and Talent

We are committed to creating a culture of success and continue to engage a work force of high-quality and talented people to support our potential growth.
CORPORATE INFORMATION
We were incorporated in Delaware in October 1998 and commenced operations in November 1999. Our corporate offices are located at One Marina Park Drive, 12th Floor, Boston, Massachusetts 02210. Our telephone number is 617-466-3500, and our e-mail address is info@keryx.com.
We maintain a website with the address http://www.keryx.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to the Securities and Exchange Commission, or SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.
AURYXIA (FERRIC CITRATE)

Commercial Program

Auryxia is an oral, absorbable iron-based medicine approved in the United States for the control of serum phosphorus levels in patients with CKD on dialysis. It is also marketed in Japan under the brand name Riona by our Japanese partner, JT and Torii, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including dialysis and NDD-CKD. We receive royalties from JT and Torii based on their sales in Japan. Our efforts and associated expenses are focused on commercializing Auryxia in the United States.

Auryxia’s mechanism of action works as an oral ferric iron tablet with the capacity to bind to phosphate in the gastrointestinal tract and form non-absorbable complexes to reduce intestinal absorption and aid in the management of hyperphosphatemia in patients with CKD. The U.S. approval of Auryxia was based on data from our Phase 3 registration program. In the Phase 3 clinical trials, Auryxia effectively reduced serum phosphorus levels to within the Kidney Disease Outcomes Quality Initiative, or KDOQI, guidelines range of 3.5 to 5.5 mg/dL. In addition to the effects on serum phosphorus levels, Auryxia’s pharmacodynamic properties resulted in increased ferritin, iron and transferrin saturation, or TSAT; whereas these parameters remained relatively constant in patients treated in the active control arm (Renvela® and/or Phoslo®) in our Phase 3 registration program. The most common adverse events for Auryxia-treated patients were gastrointestinal-related, including diarrhea, nausea, constipation, vomiting and cough.

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

In the third quarter of 2016, our collaborator, JT and Torii, commenced enrollment in a Phase 2 clinical trial of ferric citrate for the treatment of IDA.

Currently, our only product is Auryxia. In January 2015, we began to recognize product sales based on prescription sales of Auryxia in the United States. We have also generated, and expect to continue to generate, revenue from the sublicensing of rights to Auryxia in Japan to our Japanese partner. We may engage in business development activities that include seeking strategic relationships for ferric citrate outside of the United States, as well as evaluating other compounds and companies for in-licensing or acquisition, with a focus on complementary assets.

On September 23, 2015, the European Commission, or EC, approved Fexeric (ferric citrate coordination complex) for the control of elevated serum phosphorus levels, or hyperphosphatemia, in adult patients with CKD, including dialysis and NDD-

CKD. The EC also considered Fexeric as a New Active Substance, or NAS, which provides 10 years of data and marketing exclusivity in the European Union, or EU. We do not plan to launch Fexeric on our own in the EU.

Ferric Citrate Label Expansion Opportunity

Auryxia’s mechanism of action has also shown to increase iron parameters, including TSAT and ferritins. In 2016, we completed the pivotal Phase 3 study of ferric citrate for the treatment of IDA, in adults with Stage 3-5 NDD-CKD. In March, we announced topline data from this trial, and in November we presented results from this study to the medical community at the American Society of Nephrology’s Kidney Week 2016 Annual Meeting. The full data were subsequently published online in the peer-reviewed publication, Journal of the American Society of Nephrology, in January 2017. The study’s primary endpoint was the between group comparison of the proportion of patients achieving a 1 g/dL or greater increase in hemoglobin at any point during the 16-week randomized period of the study. Secondary endpoints in the Phase 3 study included the change from baseline to the end of the randomized period for hemoglobin, ferritin, TSAT and serum phosphorus. The results demonstrated statistically significant differences between ferric citrate- and placebo-treated patients for the primary endpoint and all pre-specified secondary endpoints. The majority of patients in the ferric citrate group (52 percent) achieved a 1 g/dL or greater increase in hemoglobin at any point during the 16-week randomized period as comparted to 19 percent in the placebo group (p<0.001). Additionally, the safety profile of the investigational medicine was consistent with previously reported clinical studies of ferric citrate, with the majority of adverse events reported as mild to moderate. These results were included in the sNDA, submitted in January 2017 seeking to expand the label for ferric citrate to include the treatment of IDA in adults with NDD-CKD.
Foreign Operations
We have no foreign operations. Revenues from customers outside of the United States amounted to approximately 15% and 26% of our total revenues for 2016 and 2015, respectively. Sales of ferric citrate outside of the United States do not and are not expected to materially contribute to our revenues.
Market Opportunity
In the United States, there are approximately 450,000 adult patients with CKD requiring dialysis (referred to as ESRD). Managing ESRD is complex as many metabolic factors, such as iron and phosphorus, are out of balance. Phosphate retention and the resulting hyperphosphatemia in dialysis patients are typically associated with increased risk for heart and bone disease and death. The majority of ESRD patients require chronic treatment with phosphate-binding agents to lower and maintain serum phosphorus at acceptable levels. There are approximately 3.0 million prescriptions written in the United States for phosphate binders annually. Although the majority of dialysis patients are treated with phosphate binders, according to the Dialysis Outcomes and Practice Patterns Study, or DOPPS, program, 30-40 percent of these patients still have serum phosphorus levels above the KDOQI guidelines recommended range. DOPPS is one of the largest prospective studies of ESRD patients worldwide and includes samples from dialysis patients and units in multiple countries, including the United States to identify clinical practices that benefit patients. As we continue to increase utilization of Auryxia in the dialysis setting, our sales force is focused on asking renal care teams to try Auryxia on patients with serum phosphorus levels outside of the target range. At the American Society of Nephrology's 2016 Kidney Week in November, case study data from 92 patient charts for Auryxia were presented that showed treatment with this medicine lowered and maintained serum phosphorus levels in CKD patients on dialysis. Specifically, the majority of patients when started on Auryxia achieved target serum phosphorus levels within the KDOQI guideline target range at six months of treatment -- 48 percent and 65 percent of patients at one and six months, respectively.
In addition, it is estimated that more than 10 percent of the U.S. adult population is affected by CKD. As kidney function declines levels of serum phosphorus become more prevalent especially in non-dialysis stages 3-5 of CKD, which are the more progressive stages of CKD. Several studies have shown that higher serum phosphorus concentrations may be associated with increased mortality and morbidity in CKD; however, no phosphate binders are currently FDA approved for NDD-CKD.
IDA is extremely prevalent in the NDD-CKD population and is associated with fatigue, lethargy, decreased quality of life and is also believed to be associated with cardiovascular complications, hospitalizations, and increased mortality. Given our field force interacts primarily with nephrologists, we have conducted market research to assess how many patients under the care of a nephrologist have IDA and how many of those are treated. Our research shows that approximately 650,000 patients under the care of a nephrologist are treated for their IDA, and another 250,000 to 400,000 have IDA, but are not currently being treated. To treat this type of anemia, iron replacement therapy is essential to increase iron stores, which is reflected in ferritin and TSAT levels, and to raise hemoglobin levels. Market insights from proprietary research and Spherix Global Insights data show that a need exists for an effective, well-tolerated, convenient IDA treatment. Nephrologists report low satisfaction with existing oral iron therapies due to tolerability. No oral iron medications are currently FDA-approved to treat IDA in NDD-CKD, and guidelines recommend treating first with oral iron. Erythropoiesis-stimulating agent, or ESAs, and intravenous, or IV, iron are viewed as effective treatment but are not frequently administered in NDD-CKD due to potential hypersensitivity reactions, including anaphylaxis and logistical complications associated with administering IV medicines in office settings.
CKD on Dialysis: Auryxia Approval and Phase 3 Registration Clinical Program
In September 2014, we received approval from the FDA to market Auryxia for the control of elevated serum phosphorus levels in patients with CKD on dialysis. In January 2014, our Japanese partner received approval from the Japanese Ministry of Health, Labour and Welfare to market Riona in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including dialysis and NDD-CKD. In September 2015, the EC approved Fexeric for the control of serum phosphorus levels, or hyperphosphatemia, in adult patients with CKD, including dialysis and NDD-CKD. These approvals to treat patients with CKD on dialysis in the United States were based on our Phase 3 clinical registration program in which we conducted a Phase 3 short-term trial (completed in November 2010), a Phase 3 long-term trial (completed in January 2013) and a long-term open label extension, or OLE, trial (completed in July 2014). The two Phase 3 trials showed that treatment with Auryxia resulted in changes in serum phosphorus levels during and at the end of treatment as compared to baseline that were statistically significant and increases in certain iron parameters, including ferritin, TSAT and hemoglobin levels, as compared to baseline.
The side-effect profile of Auryxia in these Phase 3 trials appeared similar to the profile of the control groups, which received Renvela (sevelamer carbonate) and/or Phoslo (calcium acetate). No serious adverse events deemed to be drug-related were reported in the short-term Phase 3 trial. In the long-term Phase 3 trial, the most common adverse events were gastrointestinal-related, including: diarrhea, including soft stools (26% Auryxia vs. 14% control), nausea (15% Auryxia vs. 14% control), feces discoloration (17% Auryxia vs. 0% control), vomiting (9% Auryxia vs. 15% control) and constipation (8% Auryxia vs. 5% control). Adverse events were generally characterized as mild to moderate in nature in this trial. The overall serious adverse event rates in the long-term Phase 3 trial were 41.9% Auryxia vs. 49.7% control and there were no clinically meaningful or statistically significant differences between Auryxia and the control group in serum calcium levels, aluminum levels and liver enzymes, as measured by alanine transaminase, or ALT, and aspartate transaminase, or AST. The safety profile observed in the OLE trial was consistent with that seen in the long-term Phase 3 trial.
CKD on Dialysis: Auryxia Phase 3 Registration Clinical Program—Short-Term Trial
In November 2010, we completed a Phase 3 short-term, dose-ranging and efficacy trial of Auryxia for the treatment of hyperphosphatemia. This short-term trial was a multicenter, randomized, open-label trial with a two-week washout period, following which patients were randomized 1:1:1 to receive a fixed dose of Auryxia of either 1 gram, 6 grams or 8 grams per day for a treatment period of 28 days using a 1 gram oral tablet formulation. One hundred fifty-four hemodialysis patients were enrolled into the study. The intent-to-treat, or ITT, group included 146 patients, representing all patients who took at least one dose of Auryxia and provided a baseline (at the end of washout) and at least one post-baseline efficacy assessment. Efficacy assessments were taken weekly starting at baseline for four weeks.
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
CKD on Dialysis: Auryxia Phase 3 Registration Clinical Program—Long-Term Trial
In January 2013, we announced successful top-line results from the long-term Phase 3 study of Auryxia for the treatment of hyperphosphatemia in patients with CKD on dialysis. In this study, conducted pursuant to a special protocol assessment, or SPA, agreement with the FDA, Auryxia met the study’s primary endpoint, described below, demonstrating a statistically significant change in serum phosphorus levels as compared to placebo over the four-week efficacy assessment period of the study. In addition, Auryxia met the key pre-defined secondary endpoints of increasing ferritin and TSAT and reducing the use of IV iron and ESAs as compared to the active control group (Renvela (sevelamer carbonate) and/or Phoslo (calcium acetate)) over the 52-week safety assessment period of the study. This long-term study was the final component of our Phase 3 registration program.

This Phase 3 long-term study was a multicenter, randomized, open-label, safety and efficacy clinical trial in 441 CKD patients on hemodialysis or peritoneal dialysis. The study consisted of a 2-week washout period followed by a 52-week Safety Assessment Period in which patients were randomized 2:1 to receive either Auryxia or an active control (Renvela (sevelamer carbonate) and/or Phoslo (calcium acetate)). The 52-week Safety Assessment Period was followed by a 4-week efficacy assessment period. During the efficacy assessment period, only those patients randomized to treatment with Auryxia during the safety assessment period and completed the safety assessment period were randomized in a 1:1 ratio to either continue treatment with Auryxia or switch to placebo for a 4-week treatment period. Patients were titrated during the study to achieve serum phosphorus levels that ranged between 3.5 to 5.5 mg/dL. Patients were included in the trial if ferritin was less than 1000 ng/mL and TSAT < 50%.
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
During the 52-week safety assessment period, Auryxia maintained serum phosphorus in the normal range, with highly statistically significant changes in mean serum phosphorus concentration at Weeks 12, 24, 36, 48, and 52 as compared to baseline (Day 0, p<0.0001). In addition, as agreed to with the EC, the treatment difference between Auryxia and Renvela (sevelamer carbonate) at Week 12 of the safety assessment period in terms of change from baseline (Day 0) in serum phosphorus was analyzed. Auryxia successfully achieved the non-inferiority endpoint versus Renvela.
The objectives of the key iron-related secondary endpoints, which were all pre-specified in the statistical analysis plan in a sequential strategy to control overall Type I error rate, were to corroborate prior data which suggested that Auryxia may increase iron storage parameters and reduce the need for IV iron and/or ESAs as compared to the active control group. Auryxia met all the key pre-defined secondary efficacy endpoints related to iron storage parameters with statistically significant treatment differences as compared to the active control group (Renvela (sevelamer carbonate) and/or Phoslo (calcium acetate)), as follows:

•
Auryxia demonstrated a statistically significant treatment difference as compared to the active control group in mean change in serum ferritin from baseline (Day 0) to Week 52 from 593 ng/mL (n=253) at baseline to 895 ng/mL at the end of 52 weeks for Auryxia compared to those on active control where the serum ferritin level at baseline was 610 ng/mL (n=137) and at the end of the 52-week period was 632 ng/mL. Auryxia also demonstrated a statistically significant treatment difference as compared to the active control group in mean change in TSAT from baseline (Day 0) to Week 52 where the TSAT at baseline for Auryxia was 31% (n=252) and at the end of the 52-week period was 39% compared to the active control group where baseline TSAT was 31% (n=137) and at the end of the 52-week period was 30%.

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
Safety and Tolerability Profile
For reference, patients previously intolerant to Renvela (sevelamer carbonate) and/or Phoslo (calcium acetate) were ineligible to participate in this study. Based on an analysis of safety data, the side-effect profile of Auryxia and the active control group, or Active Control, appeared similar, with the most common adverse events gastrointestinal-related. The most common gastrointestinal adverse events were: diarrhea, including soft stools (26% Auryxia vs. 14% Active Control), nausea (15% Auryxia vs. 14% Active Control), feces discoloration (17% Auryxia vs. 0% Active Control), vomiting (9% Auryxia vs. 15% Active Control) and constipation (8% Auryxia vs. 5% Active Control). Adverse events were generally characterized as mild to moderate in nature.
The overall serious adverse event rates in the study were 41.9% Auryxia vs. 49.7% Active Control. Importantly, there were no clinically meaningful or statistically significant differences between Auryxia and the active control group in serum calcium levels, aluminum levels and liver enzymes, as measured by ALT and AST.
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
NDD-CKD: Clinical Program Evaluating Ferric Citrate for the Treatment of Iron Deficiency Anemia
In addition to studying Auryxia to treat patients with CKD on dialysis, we have a clinical program to evaluate the use of ferric citrate for the treatment of IDA in the non-dialysis setting. As part of the program, we have completed a Phase 2 clinical trial and a Phase 3 clinical trial of ferric citrate to potentially gain FDA approval to use ferric citrate in patients with NDD-CKD.
Phase 3 Clinical Trial
In September 2014, we initiated a pivotal Phase 3 study of ferric citrate for the treatment of IDA in patients with Stage 3-5 NDD-CKD. This is a 24-week Phase 3, multi-center clinical trial, comprised of a 16-week, randomized, double-blind, placebo-controlled period, or the Randomized Period, followed by an 8-week open label safety extension period, where all patients received ferric citrate, or the Extension Period. Patients with CKD Stage 3-5 who were intolerant of or had an inadequate therapeutic response to oral iron supplements (with a limit of up to 20% of the target randomization in CKD Stage 5) and had a hemoglobin between 9.0 g/dL and £11.5 g/dL at screening for enrollment in the trial. In addition, patients with serum phosphorus <3.5 mg/dL were excluded from the trial. Unlike the Phase 2 NDD-CKD trial where dosing was based on serum phosphorus levels, in the Phase 3 study, ferric citrate was dosed, with meals, to obtain an increase in Hgb of >1.0 g/dL from baseline. Increase of study drug dose occurred only if the subject’s serum phosphate is ≥3.0 mg/dL. The use of oral or IV iron, ESAs, receipt of blood transfusions and phosphate binders were not permitted at any time during the study.
The study’s primary endpoint is a between group comparison of the proportion of patients achieving a 1 g/dL or greater increase in hemoglobin at any point during the 16-week Randomized Period. Secondary endpoints in this Phase 3 study include change from baseline to end of Randomized Period for hemoglobin, ferritin, TSAT and serum phosphorus.
In March 2016, we announced positive top-line results from the U.S.-based Phase 3 study of ferric citrate in treating IDA in patients with Stage 3-5 NDD-CKD. The study met its primary endpoint and all pre-specified secondary endpoints with statistical significance.
The pivotal Phase 3 study enrolled 234 patients who previously had not adequately responded to or tolerated oral iron therapies at 32 clinical sites in the United States. Patients were randomized 1:1 (ferric citrate versus placebo). Patients enrolled in this study were not allowed to receive any IV or oral iron, or ESAs during this study. The study had a 16-week, randomized, double-blind, placebo-controlled, efficacy period followed by an 8-week open-label safety extension period in which all patients remaining in the study, including the placebo group, received ferric citrate. During the 16-week efficacy period, ferric citrate was administered at a starting dose of three tablets per day with food and could be titrated every four weeks by an additional three tablets for up to a maximum of 12 tablets per day; the mean dose received in ferric citrate treated patients was 5 tablets per day. The primary endpoint was the proportion of patients achieving a 1 g/dL or greater increase in hemoglobin at any point during the 16-week efficacy period. Baseline laboratory values were similar between the treatment arms.

Baseline laboratory values:	Ferric Citrate (FC) (n=117)	Placebo (P) (n=115)
Hemoglobin (g/dL)	10.4	10.4
TSAT (%)	20.2	19.6
Ferritin (ng/mL)	85.9	81.7
Serum phosphate (mg/dL)	4.2	4.1

Efficacy analyses were performed on an intent-to-treat population and included all enrolled patients who received at least one dose of ferric citrate or placebo and one post-treatment laboratory assessment. The analysis also used a sequential gatekeeping strategy for statistical testing of the secondary endpoints.
Primary and Secondary Endpoint Results

	Ferric Citrate (FC) (n=117)	Placebo (P) (n=115)	P-Value
Primary Endpoint:
Proportion of patients achieving an increase in hemoglobin of > 1.0 g/dL at any time point during efficacy period* (%)	52.1	19.1	<0.001
Secondary Endpoints:
Mean change in hemoglobin (g/dL)	0.75	(0.08)	<0.001
Mean change in TSAT (%)	17.8	(0.60)	<0.001
Mean change in ferritin (ng/mL)	162.5	(7.70)	<0.001
Proportion of patients with a durable response during the efficacy period (%)**	48.7	14.80	<0.001
Mean change in serum phosphate (mg/dL)	(0.43)	(0.22)	0.02
* Efficacy period defined as the 16-week randomized, double-blind, placebo controlled period.
** Sustained treatment effect on hemoglobin was defined as a mean change from baseline ≥0.75 g/dL over any 4-week time period during the efficacy period, provided that an increase of at least 1.0 g/dL had occurred during that 4-week period.
Safety and Tolerability Profile

The safety population in the study included all randomized patients who took at least one dose of study drug. The safety analysis demonstrated that ferric citrate was generally well tolerated in adults with Stage 3-5 NDD-CKD. Specifically, the results showed:

•
During the efficacy period, the majority of adverse events reported were mild to moderate, with the most common being diarrhea (20.5% FC; 16.4% P), constipation (18.8% FC; 12.9% P), discolored feces (14.5% FC; 0% P), and nausea (11.1% FC; 2.6%P). During the efficacy period, hypophosphatemia was reported as an adverse event in four patients, one patient in the ferric citrate arm and three patients in the placebo arm.

•
During the efficacy period, 26 percent (31/117) of ferric citrate-treated patients and 30 percent (35/116) of those receiving placebo discontinued treatment. Of the patients who discontinued, 12 patients treated with ferric citrate discontinued due to an adverse event, compared to 10 patients who received placebo.

•
During the efficacy period, the rate of serious adverse events was balanced between the ferric citrate and placebo treatment groups, at 12% and 11%, respectively. None of the serious adverse events were deemed drug related.

•	During the course of the study, there were two deaths reported, both in patients receiving ferric citrate; neither of which were related to study drug.

The company submitted an sNDA to the FDA in January 2017 seeking Auryxia label expansion to treat IDA in adults with NDD-CKD.
NDD-CKD: Phase 2 Clinical Trial
In November 2013, we announced successful top-line results from the U.S.-based Phase 2 study of ferric citrate in managing serum phosphorus and IDA in patients with Stage 3-5 NDD-CKD. In this study, ferric citrate met both co-primary endpoints, demonstrating statistically significant changes in both serum phosphorus and TSAT versus placebo over the 12-week treatment period. In addition, ferric citrate met the key secondary endpoints of increasing ferritin and hemoglobin, and decreasing fibroblast growth factor-23, or FGF-23, as compared to placebo.
This Phase 2 study was a multicenter, randomized, double-blind, placebo-controlled clinical trial in patients with Stage 3-5 NDD-CKD, with elevated serum phosphorus ≥4.0 mg/dL and IDA. The study consisted of a 2-week washout period (for subjects on a phosphate binder at screening) followed by a 12-week treatment period in which patients were randomized 1:1 to receive either ferric citrate or placebo. Dosing was based upon change serum phosphorus. One hundred forty-nine patients were randomized into the study from 20 sites in the United States. The use of IV or oral iron and ESAs were not permitted within 8 weeks and 4 weeks prior to the study, respectively, and not permitted during the course of the study.
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

Mean Hemoglobin (g/dL)	Placebo (n=69)	Ferric Citrate (n=72)
Baseline	10.6	10.5
End of Treatment[1] (Week 12)	10.4	11.0
Treatment Difference p-value[2]		p<0.001

1	Last observation carried forward was used for missing data.

2	P-value is created via an ANCOVA model with treatment as the fixed effect and baseline as the covariate.
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
Safety and Tolerability Profile

The safety population in the study included all randomized patients who took at least one dose of study drug. Ferric citrate appeared to be safe and well-tolerated in this Phase 2 study, with discontinuation rates of 19% and 32% in the ferric citrate and placebo groups, respectively, including treatment failures. There were no study discontinuations due to hypophosphatemia in the study.
Serious adverse events occurred in six ferric citrate subjects (8%) versus ten placebo subjects (14%). Two deaths were recorded in the study, both from the placebo group. There were no clinically meaningful or statistically significant differences in serum calcium levels and liver enzymes as measured by ALT and AST.
COMMERCIAL ORGANIZATION
We have established a commercial organization to support the sales of Auryxia in the United States. Our sales force and managed markets organizations are responsible for promoting our products to health care professionals, providers, and payors.
Our U.S. sales force and managed markets organizations include approximately 125 employees. We market our products and educate physicians by calling on individual physicians and dietitians, advertising, public relation efforts, and other activities.
We also have established programs in the United States that provide our products to qualified uninsured or underinsured patients at no charge or at a reduced charge, based on specific eligibility criteria.
INTELLECTUAL PROPERTY AND PATENTS
General
Patents and other proprietary rights are very important to the development of our business. Our ability to protect our proprietary technologies from unauthorized use by third parties is limited by the extent to which our proprietary rights are covered by valid and enforceable patents supported by regulatory exclusivity, or are effectively maintained as trade secrets. It is our intention to seek and maintain patent and trade secret protection for Auryxia and our proprietary technologies. As part of our business strategy, our policy is to actively file patent applications in the United States and, when appropriate, internationally to cover methods of use, processes of manufacture, new chemical compounds, pharmaceutical compositions, dosing of the compounds and compositions, and improvements in each of these areas. We also rely on trade secret information, technical know-how, innovation and agreements with third parties to continuously expand and protect our competitive position. We have a number of patents and patent applications related to our compounds and other technology, but we cannot guarantee the scope of protection of the issued patents, or that such patents will survive a validity or enforceability challenge, or that any of the pending patent applications will issue as patents.
Generally, patent applications in the United States are maintained in secrecy for a period of 18 months or more. Since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we are not certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file those patent applications. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference or derivation proceedings in front of the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us.
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
If a patent is issued to a third party containing one or more preclusive or conflicting claims, and those claims are ultimately determined to be valid and enforceable, we may be required to obtain a license (if a license is available on commercially reasonable terms) under such patent or to develop or obtain alternative technology. In the event of a litigation involving a third party claim, an adverse outcome in the litigation could subject us to significant liabilities to such third party, require us to seek a license for the disputed rights from such third party, and/or require us to cease use of the technology. Further, our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would involve substantial costs.
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
Our patent rights include: (1) U.S. Patent No. 8,846,976, which expires in 2024 and includes claims covering a method of treating hyperphosphatemia using Auryxia and encompasses the dosing regimen approved by the FDA for Auryxia; (2) U.S. Patent Nos. 7,767,851, 8,299,298, 8,338,642, 8,609,896, 8,754,257, 8,754,258 and 9,050,316, which expire in 2024 and include either composition of matter claims, methods of use claims or both covering Auryxia; and (3) U.S. Patent No. 8,093,423, which expires in 2026 and includes methods of use claims covering Auryxia. The expiration dates referenced above are without regard to potential patent term extension. In addition, our patent portfolio includes a U.S. patent with claims directed to formulations of ferric citrate and U.S. patent applications directed to methods for the prophylaxis or treatment of hyperphosphatemia comprising administering a ferric citrate tablet , methods of improving at least one iron storage parameter (e.g., hemoglobin) in certain CKD patients comprising orally administering ferric citrate, and methods for treating IDA in certain CKD patients comprising orally administering a certain table formulation of ferric citrate.
The term of a patent will vary depending upon the legal term for a patent in the country in which the patent is obtained. Generally, the term for a patent is 20 years from the earliest filing date of a non-provisional patent application in the United States. In the United States, the term of a patent may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. In addition, the term of a U.S. patent that covers a drug, biological product or medical device approved by the FDA for commercial marketing may be eligible for patent term extension, provided statutory and regulatory requirements are met.
Our pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or potentially sell our product(s) or in countries where others develop, manufacture and potentially sell products using our technologies. Moreover, our pending patent applications, if issued as patents, may not provide additional protection for our product.
Obtaining proof of direct infringement by a competitor for a method of use patent requires us to demonstrate that the competitors make and market a product for the patented use(s). Alternatively, we can prove that our competitors induce or contribute others in engaging in direct infringement. Proving that a competitor contributes to, or induces, infringement of a patented method by another has additional proof requirements. For example, proving inducement of infringement requires proof of intent by the competitor. If we are required to defend ourselves against claims or to protect our own proprietary rights against others, such defense or protection could result in substantial costs to us and the distraction of our management. An adverse ruling in any litigation or administrative proceeding could prevent us from marketing and selling Auryxia, increase the risk that a generic version of Auryxia could enter the market to compete with Auryxia, limit our development and commercialization of Auryxia, or otherwise harm our competitive position and result in additional significant costs. In addition, any successful claim of infringement asserted against us could subject us to monetary damages or injunction, which could prevent us from making or selling Auryxia. We also may be required to obtain licenses to use the relevant technology. Such licenses may not be available on commercially reasonable terms, if at all.
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

In addition to patent protection, we may utilize orphan drug regulations, pediatric exclusivity or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended, or FDCA, such as new chemical entity exclusivity or new formulation exclusivity, to provide market exclusivity for a drug candidate. Orphan drug regulations provide incentives to pharmaceutical and biotechnology companies to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the United States, or, diseases that affect more than 200,000 individuals in the United States but that the sponsor does not realistically anticipate will generate a net profit. Under these provisions, a manufacturer of a designated orphan drug can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for such FDA-approved orphan product. In the United States, the FDA has the authority to grant additional data protection for approved drugs where the sponsor conducts specified testing in pediatric or adolescent populations. If granted, this pediatric exclusivity may provide an additional six months which are added to the term of data protection as well as to the term of a relevant patent, to the extent these protections have not already expired. We may also seek to utilize market exclusivities in other territories, such as in the EU. We cannot assure that our drug candidate, Auryxia, or any drug candidates we may acquire or in-license, will obtain such orphan drug designation, pediatric exclusivity, new chemical entity exclusivity or any other market exclusivity in the United States, EU or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any market exclusivity protection.
LICENSING AGREEMENTS AND COLLABORATIONS
We have formed strategic alliances with a number of companies for the development, manufacture and commercialization of ferric citrate. Our current key strategic alliances are discussed below.
Panion & BF Biotech, Inc.
In November 2005, we entered into a license agreement with Panion & BF Biotech, Inc., or Panion. Under the license agreement, we acquired the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and marketing of ferric citrate. To date, we have expensed an aggregate of $11.6 million of milestone payments to Panion, including the $2.0 million paid upon European marketing approval in 2015. In addition, Panion is eligible to receive royalty payments based on a mid-single digit percentage of net sales of ferric citrate in the licensed territory, as well as a manufacturing fee for product manufactured for us in the licensed territory. For the years ended December 31, 2016 and 2015, we recorded approximately $1.6 million and $0.6 million, respectively, in cost of goods sold related to royalty payments due Panion relating to sales of Auryxia (ferric citrate) in the United States.
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
Japan Tobacco Inc. and Torii Pharmaceutical Co., Ltd.
In September 2007, we entered into a Sublicense Agreement with JT and Torii, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate in Japan. Effective June 8, 2009, we entered into an Amended and Restated Sublicense Agreement, or the Revised Agreement, with JT and Torii, which, among other things, provided for the elimination of all significant on-going obligations under the Sublicense Agreement.
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
In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, launched in May 2014 and being marketed in Japan by Torii under the brand name Riona, is indicated as an oral medicine for the improvement of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. We also receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens, and may also receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones. In accordance with our revenue recognition policy, royalty revenues are recognized in the quarter that JT and Torii provide their written report and related information to us regarding sales of Riona, which generally will be one quarter following the quarter in which the underlying sales by JT and Torii occurred. We recorded $4.8 million and $3.5 million in license revenue related to royalties earned on net sales of Riona in Japan in 2016 and 2015, respectively. We record the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of ferric citrate, in the same period as the royalty revenue from JT and Torii is recorded. We recorded $2.9 million and $2.1 million in license expenses in 2016 and 2015, respectively, related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan.
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
COMPETITION
The pharmaceutical and biotechnology industries are highly competitive. Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies that are active in different but related fields represent substantial competition for us. Many of our competitors have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing and marketing than we do. These organizations also compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations, and license technologies that are competitive with ours. To compete successfully in this industry, we must identify novel and unique drugs or methods of treatment and then complete the development of those drugs as treatments in advance of our competitors.
Auryxia is competing in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi), or Genzyme, PhosLo (calcium acetate), marketed by Fresenius Medical Care, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. Our strategy to compete against these existing treatments depends in part on physicians and patients accepting that Auryxia is differentiated in the marketplace versus these FDA-approved phosphate binders
Aluminum-type phosphate binders were widely used in the past. However, the systemic absorption of aluminum from these agents and the potential toxicity associated with their use no longer make this type of binder a viable long-term treatment option.
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
Auryxia, currently our only drug product, which we launched in December 2014, is competing with existing therapies. In addition, other companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting with Auryxia, including the treatment of hyperphosphatemia and IDA. Other companies have products or drug candidates in various stages of pre-clinical or clinical development to treat diseases for which we are also seeking to acquire and develop drug products. Some of these potential competing drugs are further advanced in development than Auryxia and other potential drug candidates we may acquire or in-license, and may be commercialized earlier. Additional information can be found in this report in Item 1A under the heading “Risk Factors—Other Risks Related to Our Business.”

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
Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical and other nonclinical tests must comply with certain federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term nonclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.
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
After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all nonclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA is also subject to annual product and establishment user fees which typically increase annually.
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
The Hatch-Waxman Act
Orange Book Listing
In seeking approval for a drug through an NDA applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, nonclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.
The ANDA applicant is required to make certain certifications to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement, certifying that its proposed ANDA label does not contain or carve out any language regarding the patented method-of-use, rather than certify to a listed method-of-use patent.
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
Exclusivity
Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which time the FDA cannot receive any ANDA seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug that includes such changes.
An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period.
Patent Term Extension
After NDA approval, owners of relevant drug patents or their agents may apply for up to a five-year patent extension for delays caused by FDA regulatory review. The allowable patent term extension is calculated as half of the drug’s testing phase—the time between IND submission and NDA submission—and all of the review phase—the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.
We have filed applications under the patent term extension provisions of 35 U.S.C. § 156 for U.S. Patent Nos. 8,299,298, 8,093,423, 7,767,851, 5,753,706, and 8,338,642 for delays caused by FDA regulatory review. If granted, we can utilize the patent term extension on one of these patents, however, we cannot assure you that we can obtain any extension of the term of these patents. Upon expiration of these patents, competitors who obtain the requisite regulatory approval may potentially offer products with the same composition and/or method of use as our product, so long as the competitors do not infringe any other patents that we may own or license.
For patents that might expire before a determination regarding patent term extension, the patent owner or its agent may request an interim patent term extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely.
We have filed for an interim patent term extension in accordance with 35 U.S.C. § 156(e)(2) for U.S. Patent No. 5,753,706.
In addition, certain other non-jurisdictions, including Japan, have provisions that provide for patent term extension. In October 2014, following the regulatory approval of Riona in Japan, the Japan Patent office granted the patent term extensions filed by our sublicensee, JT, for Japanese Patents Nos. 4964585 and 4173553. As a result of the extension of patent term, Japanese Patents Nos. 4964585 and 4173553 will expire in November 2025 and November 2022, respectively.
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

In the Food and Drug Administration Safety and Innovation Act, or FDASIA, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law required the FDA to issue related draft guidance within a year after the law’s enactment and also promulgate confirming regulatory changes. The FDA published a final guidance on May 30, 2014, entitled “Expedited Programs for Serious Conditions—Drugs and Biologics.” One of the expedited programs added by FDASIA is that for Breakthrough Therapy. A Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat a serious condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). A sponsor may request Breakthrough Therapy designation at the time that the IND is submitted, or no later than at the end of Phase 2 meeting. The FDA will respond to a Breakthrough Therapy designation request within sixty days of receipt of the request. A drug that receives Breakthrough Therapy designation is eligible for all fast track designation features, intensive guidance on an efficient drug development program, beginning as early as Phase 1 and commitment from the FDA involving senior managers.
Foreign Approval
Should we wish to market our products outside the United States, we must receive marketing authorization from the appropriate foreign regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, companies may apply for foreign marketing authorizations at a national level. However, within the EU, registration procedures are available to companies wishing to market a product in more than one EU member state. Typically, if the regulatory authority is satisfied that a company has presented adequate evidence of safety, quality and efficacy, then the regulatory authority will grant a marketing authorization. This foreign regulatory approval process, however, involves risks similar or identical to the risks associated with FDA approval discussed above, and therefore we cannot guarantee that we will be able to obtain the appropriate marketing authorization for any product in any particular country.
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

•
The provision under the ACA commonly referred to as the Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies to track and annually report to CMS payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians or their immediate family members in applicable manufacturers and group purchasing organizations; and

•
State law equivalents of each of the above federal laws, such as the Anti-Kickback Statute and False Claims Act, and state laws concerning security and privacy of health care information, which may differ in substance and application from state to state thereby complicating compliance efforts.

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
RESEARCH AND DEVELOPMENT
Company sponsored research and development expenses totaled $29.5 million in 2016, $36.7 million in 2015 and $51.5 million in 2014. Research and development expenses consist primarily of salaries and related personnel costs (including stock-based compensation expense), fees paid to consultants and outside service providers for clinical and laboratory development, manufacturing, including pre-FDA approval inventory, facilities-related and other expenses relating to the design, development, manufacture, testing, and enhancement of our drug candidates and technologies, as well as expenses related to in-licensing of new product candidates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”
SEGMENT REPORTING
We conduct our operations in one business segment as further described in Note 14 - Business Segments to our consolidated financial statements.
EMPLOYEES
As of February 12, 2017, we had 193 full and part-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.
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
We have a limited operating history. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2016, we had an accumulated deficit of $835.1 million. As we continue our research and development and initial commercial efforts, we will incur increasing losses. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from our drug, Auryxia. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain additional regulatory approvals for our drug, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug.

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
In September 2014, the FDA approved Auryxia for the control of serum phosphorus levels in patients with CKD on dialysis. The commercial success of Auryxia will depend on a number of factors, including:

•	the effectiveness of Auryxia as a treatment for adult patients with CKD on dialysis;

•	the adoption of Auryxia by physicians, which depends on whether physicians view it as a safe and effective treatment to lower serum phosphorus levels in patients with CKD on dialysis;

•	the effectiveness of the sales, managed markets and marketing efforts by us and our competitors;

•	our ability to continue to supply Auryxia to the market without interruption;

•	our ability to continue to grow Auryxia product sales following the resupply of Auryxia to the market following the recent interruption in its supply;

•	the size of the treatable patient population;

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

In addition to these factors, the commercial success of Auryxia is also dependent on gaining approval from the FDA to market Auryxia in the United States for additional indications, including for the treatment of IDA, in patients with Stage 3-5 NDD-CKD, which is the indication being studied in our recently completed Phase 3 clinical trial.
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
We currently have limited experience as a company in sales and marketing and with respect to pricing and obtaining adequate third-party reimbursement for drugs. In order to market Auryxia, if it is approved in the United States for the treatment of IDA in patients with Stage 3-5 NDD-CKD, we intend to expand our marketing organization and hire additional sales representatives, which will require substantial effort and significant management and financial resources. We will need to devote significant effort, in particular, to recruiting individuals with experience in the sales and marketing of pharmaceutical products. Competition for personnel with these skills is intense and may be particularly difficult for us as no drug has previously been marketed for the treatment of IDA in patients with Stage 3-5 NDD-CKD. Additionally, our investment in this infrastructure might be lost if Auryxia is not approved for the treatment of IDA in patients with Stage 3-5 NDD-CKD.

Approval of Fexeric (ferric citrate coordination complex) in the European Union does not ensure successful commercialization and reimbursement.
On September 23, 2015, the EC approved Fexeric (ferric citrate coordination complex) for the control of elevated serum phosphorus levels, or hyperphosphatemia, in adult patients with CKD, including dialysis and NDD-CKD. The EC also considered ferric citrate coordination complex as a New Active Substance, or NAS, which provides 10 years of data and marketing exclusivity in the European Union, or EU.
We are not currently marketing Fexeric in the EU, however we are seeking potential partners to commercialize Fexeric in the EU. We cannot assure you that we will be able to find a commercialization partner in the EU or that we will be able to agree to acceptable terms with any partner to launch and commercialize Fexeric in the EU.
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
Our potential revenues from the commercialization of Fexeric in the EU are subject to these and other factors, and therefore we may never reach or maintain profitability in the EU.

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
Our ability to conduct clinical trials, manufacture and commercialize our drug will depend on the ability of such third parties to manufacture our drug on a large scale at a competitive cost and in accordance with cGMPs and other regulatory requirements, including requirements from federal, state and local environmental and safety regulatory agencies and foreign regulatory requirements, if applicable. Significant scale-up of manufacturing may result in unanticipated technical challenges and will require validation studies that are subject to FDA inspection. Scale-up and technology transfer activities can be complex, and insufficient process knowledge can result in a poorly scaled up process with inadequate process control. A lack of process control can lead to increased deviations during the manufacturing process, out of specification test results, batch rejection and the possible distribution of drug products that do not conform to predetermined specifications. In addition, a variety of factors can affect a contract manufacturer’s qualifications to produce acceptable product, including deficiencies in the contractor’s quality unit, lack of training, a shortage of qualified personnel, capacity constraints and changes in the contractor’s commercial or quality related priorities. Any of these difficulties, if they occur, and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to an interruption in the supply of our drug to the market, particularly given that some of the third parties we intend to employ in the manufacturing process are single source providers. As a result of the large quantity of materials required for Auryxia production and the large quantities of Auryxia that is required for our commercial success, the commercial viability of Auryxia will also depend on adequate supply of starting materials that meet quality, quantity and cost standards and the ability of our contract manufacturers to continually produce the API and finished drug product on a commercial scale. Failure to achieve and maintain these levels of supply can jeopardize and prevent the successful commercialization of the product. Moreover, issues that may arise in our scale-up and technology transfer of Auryxia and continued commercial scale manufacture of Auryxia may lead to significant delays in our development and commercial timelines and negatively impact our financial performance. For example, a production-related issue resulted in an interruption in the supply of Auryxia in the third and fourth quarters of 2016. This supply interruption negatively impacted our revenues in

2016. Although we have resolved this supply interruption and taken steps designed to prevent future interruptions in the supply of Auryxia, any additional supply interruptions would negatively and materially impact our reputation and financial condition.
Our third-party manufacturers may not perform as required under the terms of our supply agreement or quality agreement, or may not remain in the contract manufacturing business for the time required by us to successfully manufacture and distribute our drug. In addition, our contract manufacturers will be subject to ongoing periodic and unannounced inspections by the FDA and corresponding foreign governmental agencies to ensure strict compliance with cGMPs, as well as other governmental regulations and corresponding foreign standards. While we periodically audit our contractors for adherence to regulatory requirements, and are ultimately held responsible for their regulatory compliance, we cannot assure you that unforeseen changes at these contractors will not occur that could change their regulatory standing. The same issues apply to contract analytical services which we use for quality, impurity and release testing of our drug. We are required by law to establish adequate oversight and control over raw materials, components and finished products furnished by our third-party manufacturers, which we establish by contract, supplier qualification and periodic audits, but unforeseen circumstances could affect our third-party manufacturers’ compliance with applicable regulations and standards. As we continue to scale up production, we continue to develop analytical tools for Auryxia drug substance and drug product testing. Failure to develop effective analytical tools could result in regulatory or technical delay or could jeopardize our ability to obtain and maintain FDA approval. Moreover, even with effective analytical methods available, there is no assurance that we will be able to analyze all the raw materials and qualify all impurities to the satisfaction of the FDA, possibly requiring additional analytical studies, analytical method development, or preclinical studies, which could significantly delay our ability to receive regulatory approvals for our drug. Additionally, changes in the analytical specifications required by the FDA or other regulatory authority, such as United States Pharmacopeial Convention standards, from time to time, could delay our ability to receive regulatory approvals for our drug or our commercial efforts. Switching or engaging multiple third-party contractors to produce our drug substance or drug product may be difficult and time consuming because the number of potential manufacturers may be limited and the process by which multiple manufacturers make the drug substance or drug product must meet established specifications at each manufacturing facility. It may be difficult and time consuming for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. For Auryxia, the loss of any of our drug substance or drug product manufacturers would result in significant additional costs and delays in our development program and as demonstrated by our recent interruption in the supply of Auryxia, negatively impact our sales of Auryxia.

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
We can provide no assurance that we will be able to successfully enter into agreements with such third parties on terms that are acceptable to us, if at all. If we are unable to successfully contract with third parties for these services when needed, or if existing arrangements for these services are terminated, whether or not through our actions, or if such third parties do not fully perform under these arrangements, we may have to delay, scale back or end one or more of our drug development programs or seek to develop or commercialize our product independently, which could result in significant delays. Furthermore, such failure could result in the termination of license rights to our product. If these manufacturing, development or marketing agreements take the form of a partnership or strategic alliance, such arrangements may provide our collaborators with significant discretion in determining the efforts and resources that they will apply to the development and commercialization of our product. We cannot predict the form or scope that any such collaboration might take, and we may pursue other strategic alternatives if terms or proposed collaborations are not attractive. To the extent that we rely on third parties to research, develop or commercialize our product, we are unable to control whether such product will be scientifically or commercially successful. Additionally, if these third parties fail to perform their obligations under our agreements with them or fail to perform their work in a satisfactory manner, in spite of our efforts to monitor and ensure the quality of such work, we may face decreased sales and/or delays in achieving the business or regulatory milestones required for additional commercialization of our current drug and any future drug candidate.

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
Significant uncertainty exists as to the coverage and reimbursement status of newly approved health care products, as well as the timing of coverage and reimbursement decisions by third-party payors. Third-party payors, including Medicare and Medicaid, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. In 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which for the first time established prescription drug coverage for Medicare beneficiaries, under Medicare Part D. Under this program, beneficiaries purchase insurance coverage from private insurance companies to cover the cost of their prescription drugs. Likewise, current and future legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs, such as the Patient Protection Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, could result in lower prices or rejection of coverage and reimbursement for our drug. In addition, third-party insurance coverage may not be available to patients for our product. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our product, its market acceptance may be significantly reduced.

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

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•
the Federal Food, Drug, and Cosmetic Act, or FDCA, which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples;

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
The pharmaceutical industry is highly competitive. Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies that are active in different but related fields represent substantial competition for us. Many of our competitors have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing and marketing than we do. These organizations also compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations, and license technologies that are competitive with ours. As a result, our competitors may be able to more easily develop technologies and products that could render our drug product obsolete or noncompetitive. To compete successfully in this industry, we must identify novel and unique drugs or methods of treatment and then complete the development of those drugs as treatments in advance of our competitors.
Auryxia is competing in the United States with other FDA-approved phosphate binders such as Renagel (sevelamer hydrochloride) and Renvela (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi), or Genzyme, PhosLo (calcium acetate), marketed by Fresenius Medical Care, Fosrenol (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS and metal-based options such as aluminum and magnesium. Our strategy to compete against these existing treatments depends in part on physicians and patients accepting that Auryxia is differentiated in the marketplace versus these FDA-approved phosphate binders. In addition, we may have to compete against existing treatments on price, which becomes more challenging as generic versions of these existing treatments come to market. There are several parties pursuing approval of pending Abbreviated New Drug Applications, or

ANDAs, for generic Renvela with the FDA. In addition, a generic formulation of PhosLo® manufactured by Roxane Laboratories, Inc. was launched in the United States in October 2008. In addition, upon the expiration of its core patents, generic formulations of Fosrenol may be launched. These generic formulations could have a further material effect on the pricing of phosphate binders.
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
As of February 12, 2017 we had 193 full and part-time employees. To successfully develop and commercialize our drug and any drug candidates we may in-license or acquire, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel our ability to continue to execute on our business plan could be materially impaired.
Greg Madison assumed the Chief Executive Officer role following the resignation of Mr. Bentsur on April 30, 2015. Previously, Mr. Madison was appointed to our Board of Directors in March 2015. Mr. Madison joined Keryx in February 2014 as Executive Vice President and Chief Operating Officer to transition Keryx from a development stage organization into a fully integrated commercial entity, and bring to Keryx a wealth of relevant expertise in both the phosphate binder and IDA markets.
Brian Adams joined Keryx in April 2014 as General Counsel and was additionally appointed as our Corporate Secretary in March 2015.
In April 2015, we appointed John F. Neylan, M.D., as our Senior Vice President and Chief Medical Officer.
In July 2015, we appointed Scott Holmes as our Senior Vice President and Chief Financial Officer. James F. Oliviero left the Company after serving in various finance capacities for twelve years, including as our Chief Financial Officer since 2009.
In January 2017, we appointed Christine Carberry as our Chief Operating Officer.
Although we have employment agreements with Greg Madison, Brian Adams, John F. Neylan, M.D., Scott Holmes and Christine Carberry, these agreements do not prevent them from terminating their employment with us.

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
Negative or inconclusive results from the clinical trials we conduct, such as the recently completed Phase 3 study of Auryxia for the treatment of IDA in patients with NDD-CKD, or unanticipated adverse medical events could cause us to have to repeat or terminate the clinical trials. For example, in May 2012, we abandoned our development efforts and terminated our license for KRX-0401 (perifosine) following negative results from the Phase 3 trial for KRX-0401. We may also opt to change the delivery method, formulation or dosage which could affect efficacy results for the drug. Accordingly, we may not be able to complete our current or future clinical trials within an acceptable time frame, if at all.

Pre-clinical testing and clinical development are long, expensive and uncertain processes. If our Phase 3 study of ferric citrate for the treatment of IDA in patients with Stage 3-5 NDD-CKD raises safety signals or fails to demonstrate efficacy despite positive top-line results, we may be unable to submit or receive regulatory approval for an expanded indication for Auryxia.

In March 2016, we announced positive top-line results from our pivotal Phase 3 study of ferric citrate for the treatment of IDA in adults with NDD-CKD. Despite our positive top-line results, the FDA may not concur with our interpretation of our Phase 3 study results, supportive data, conduct of the studies, or any other part of our regulatory submission and could ultimately deny approval of ferric citrate for the treatment of IDA in adults with Stage 3-5 NDD-CKD. Additionally, we may need to conduct significant additional research and human testing before we receive regulatory approval. Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product. It requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. The FDA may pose additional questions or request further toxicological, drug-drug interaction, pre-clinical or clinical data or substantiation. Negative, inconclusive, or insufficient results or medical events during a pre-clinical or clinical trial could cause us to delay or terminate our development efforts. Furthermore, interim results of preclinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies.
Safety signals detected during clinical studies and pre-clinical animal studies, such as the gastrointestinal bleeding and liver toxicities that have been seen in some high-dose ferric citrate canine studies, may require us to perform additional safety studies or analyses, which could delay the development of the drug or lead to a decision to discontinue development of the drug. While both the FDA and EC have previously reviewed the data from our Phase 3 clinical program for CKD patients on dialysis and Phase 2 study in NDD-CKD patients, we can provide no assurance that the FDA will not raise any safety concerns in the future from these studies. Drug candidates in the later stages of clinical development may fail to show the desired traits of safety and efficacy despite positive results in earlier clinical testing. The risk also remains that a clinical program conducted by one of our partners may raise efficacy or safety concerns that may prevent approval of the drug. In addition, qualitative, quantitative and statistical interpretation of any of the prior pre-clinical and clinical safety and efficacy data of our drug may be viewed as flawed by the FDA. In addition, there can be no assurance that safety and/or efficacy concerns from the prior data were not overlooked or misinterpreted by us or our consultants, which in subsequent, larger studies might appear and prevent approval of such drug candidate.
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
The business prospects and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system, such as proposals relating to the pricing of healthcare products and services in the United States or internationally, the reimportation of drugs into the United States from other countries (where they are then sold at a lower price), and the amount of reimbursement available from governmental agencies or other third-party payors. For example, drug manufacturers are required to have a national rebate agreement with the Department of Health and Human Services, or HHS, in order to obtain state Medicaid coverage, which requires manufacturers to pay a rebate on drugs dispensed to Medicaid patients. On January 27, 2012, the Centers for Medicare and Medicaid Services, or CMS, issued a proposed regulation covering the calculation of Average Manufacturer Price, or AMP, which is the key variable in the calculation of these rebates.
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
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of Auryxia patients, clinical trial participants and employees. We also have outsourced elements of our information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information.  Similarly, our business partners and other third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our partners, vendors and other third-party providers could be susceptible to third party attacks on our, and their, information security systems, which attacks are of ever increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including criminal groups. Any such breach could compromise our, and their, networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.

Risks related to our financial condition

Our existing capital resources may not be adequate to finance our operating cash requirements for the length of time that we have estimated.
We currently expect that our existing capital resources and future anticipated cash flows will be sufficient to execute our business plan. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia and the timing and magnitude of cash received from product sales, the build-up of inventory and capacity expansion, and the timing, design and conduct of, and results from, clinical trials for Auryxia. As a result of these factors, we will need to seek additional financings to provide the cash necessary to execute our current operations, including beyond the initial commercialization of Auryxia, and to develop and commercialize any drug candidates we may in-license or acquire.
Our forecast of the period of time through which our existing capital resources will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	the timing and expenditures associated with commercial activities related to Auryxia and the timing and magnitude of cash received from product sales;

•	the timing and expenditures associated with the build-up of inventory and capacity expansion;

•	our ability to continue to supply Auryxia to the market without interruption;

•	our ability to continue to grow Auryxia product sales following the resupply of Auryxia to the market following the recent interruption in its supply;

•	the timing, design and conduct of, and results from, clinical trials for Auryxia;

•	the timing of expenses associated with manufacturing and product development of Auryxia and those proprietary drug candidates that may be in-licensed, partnered or acquired;

•	the timing of the in-licensing, partnering and acquisition of new product opportunities;

•	the timing and expenditures associated with commercial activities related to launching Fexeric in Europe, either by us or through a commercialization partner;

•	the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;

•	our ability to achieve our milestones under our licensing arrangement;

•	the timing and expenses associated with capital expenditures to expand our manufacturing capabilities;

•	the timing and expenses associated with building our own commercial infrastructure to manufacture, market and sell our drug and those that may be in-licensed, partnered or acquired; and

•
the costs involved in prosecuting and enforcing patent claims and other intellectual property rights or defending against claims of infringement initiated by third parties in respect of their intellectual property rights.

If our cash is insufficient to meet our future operating requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us, or at all, we may be required to cease or reduce our operating activities or sell or license to third parties some or all of our intellectual property. If we raise additional funds by selling additional shares of our capital stock, including pursuant to our Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all.

Risks related to our intellectual property and third-party contracts

If we are unable to adequately protect our intellectual property, third parties may be able to use our intellectual property, which could adversely affect our ability to compete in the market.
Our commercial success will depend in part on our ability, and the ability of our licensors, to obtain and maintain patent protection on our drug product and technologies, and to successfully defend these patents against third-party challenges. We seek to protect our proprietary products and technology by filing patent applications in the United States and certain foreign jurisdictions. The process for obtaining patent protection is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications in a cost effective or timely manner. In addition, we may fail to identify patentable subject matter before it is too late to obtain patent protection. Further, license agreements with third parties may not allow us to control the preparation, filing and prosecution of patent applications, or the maintenance or enforcement of patents. Such third parties may decide not to enforce such patents or enforce such patents without our involvement. Thus, these patent applications and patents may not under these circumstances be prosecuted or enforced in a manner consistent with the best interests of the company.
Our pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or potentially sell our product(s) or in countries where others develop, manufacture and potentially sell products using our technologies. Moreover, our pending patent applications, if issued as patents, may not provide additional protection for our product.
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Changes in the patent laws or the interpretation of the patent laws in the United States and other jurisdictions may diminish the value of our patents or narrow the scope of our patent protection. Accordingly, the patents we own or license may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative drug products or technologies or design around our patented drug product and technologies which may have an adverse effect on our business. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference or derivation proceedings in front of the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that any related patent may expire prior to, or remain in existence for only a short period following, commercialization, thus reducing any advantage of the patent. The patents we own or license may be challenged or invalidated or may fail to provide us with any competitive advantage. Since we have licensed or sublicensed many patents from third parties, we may not be able to enforce such licensed patents against third party infringers without the cooperation of the patent owner and the licensor, which may not be forthcoming. In addition, we may not be successful or timely in obtaining any patents for which we submit applications.
Additionally, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. For example, claims in a patent application directed to methods of treatment of the human body are not patentable or are restricted in many non-U.S. countries. Further, we may not pursue or obtain patent protection in all major markets. In addition, in jurisdictions outside the United States where we own or license patent rights, we may be unable to prevent unlicensed parties from selling or importing products or technologies derived elsewhere using our proprietary technology.
Generally, the first to file a patent application is entitled to the patent if all other requirements of patentability are met. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Since publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, the laws enacted by the Leahy-Smith America Invents Act of 2011, or the Act, which reformed certain patent laws in the United States, are still being interpreted and those laws introduce procedures that permit competitors to challenge our patents in the USPTO after grant, including inter partes review and post grant review.
We may become involved in addressing patentability objections based on third party submission of references, or we may become involved in defending our patent rights in oppositions, derivation proceedings, reexamination, inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse result in any such proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged on such a basis in the courts or patent offices in the United States and abroad. As a result of such challenges, we may lose exclusivity or freedom-to-operate, or patent claims may be narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to prevent third parties from using or commercializing similar or identical products, or limit the duration of the patent protection for our products.
In addition, patents protecting our product candidate might expire before or shortly after such candidate is commercialized. Thus, our patent portfolio may not provide sufficient rights to exclude others from commercializing products similar or identical to ours.
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
The patent rights that we own or have licensed relating to Auryxia are limited in ways that may affect our ability to exclude third parties from competing against us. For example, a third party may design around our owned or licensed composition of matter patent claims or not market a product for methods of use covered by our owned or licensed patents.
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
In addition to patent protection, we may utilize, if granted by the FDA, pediatric exclusivity or other provisions of the FDCA, as amended, such as new chemical entity exclusivity, or NCE, or new formulation exclusivity, to provide market exclusivity for a drug candidate.
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
We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
A number of our employees were previously employed at universities, or pharmaceutical or biotechnology companies, some of which may be a competitor or potential competitor. We try to ensure that our employees do not use the proprietary information or know-how of third parties in their work for us. Nonetheless, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee's former employer. As a result, litigation may be necessary to defend against these claims.
In addition, although we typically require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Such assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
In the event that we fail in prosecuting or defending any such claims, we may need to pay monetary damages as well as lose valuable intellectual property rights or personnel. However, regardless of the success in prosecuting or defending against such claims, such litigation may result in substantial costs and distract management.

Risks related to our common stock
The Baupost Group, L.L.C, or Baupost, our largest stockholder, may have significant influence over our company and may cause us to take actions that may not be, or refrain from taking actions that may be, in our best interest or the best interest of our other stockholders.
As of December 31, 2016, Baupost beneficially owns approximately 24% of our issued and outstanding common stock. If Baupost converts all of the convertible notes it holds into shares of our common stock, Baupost would beneficially own approximately 42% of our issued and outstanding common stock. Baupost, through its equity interests, may have significant influence over matters submitted to our stockholders for approval and other corporate actions, such as:

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
In November 2016, we entered into a Sales Agreement with Cantor Fitzgerald, as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an aggregate offering price of up to $75.0 million. We filed a registration statement on Form S-3 (No. 333-214513), which the SEC declared effective on December 6, 2016, which registered the issuance of up to $250.0 million of our securities, including the $75.0 million of common stock issuable pursuant to the Sales Agreement.
In October 2015, we raised $125 million through the private placement of Convertible Senior Notes, due 2020, with funds managed by Baupost. The zero-coupon notes will mature in October 2020 unless converted into shares of our common stock in accordance with their terms prior to such date. Keryx does not have the right to redeem the notes prior to maturity. The conversion price of the notes shall be equal to the closing price of Keryx’s common stock on the day prior to closing, October 14, 2015, or $3.74 per share, subject to certain adjustments under the terms of the notes.
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
We will need to seek additional financings to provide cash necessary to execute our current operations, including, but not limited to, beyond the continued commercialization of Auryxia, and to develop and commercialize any drug candidates we may in-license or acquire. Future issuances of common stock could depress the market for our common stock.
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
The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

•	announcements of technological innovations by us or our competitors;

•	introductions or announcements of new products by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments involving us or our competitors;

•	changes in financial estimates by securities analysts;

•	actual or anticipated variations in quarterly or annual operating results;

•	developments relating to the marketing, safety and efficacy of our drug product, and regulatory filing and approvals for us or our competitors;

•	expectations regarding our financial condition;

•	expiration or termination of licenses, research contracts or other collaboration agreements;

•	expectations or investor speculation regarding the strength of our intellectual property position, or the availability of other forms of regulatory exclusivity;

•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	negative comments and sentiment in the media; and

•	additions or departures of key personnel.
In addition, equity markets in general, and the market for biotechnology and life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies traded in those markets. These broad market and industry factors may materially affect the market price of our common stock, regardless of our development and operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. For example, following our August 1, 2016 announcement of the supply interruption of Auryxia, four purported class action lawsuits were filed against us and certain of our current and former executive officers alleging false and/or misleading statements concerning the company and its business operations and future prospects, and two stockholder derivative complaints were filed against certain of our current and former executive officers and members of our board of directors. These litigations and any other litigation instituted against us could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our corporate office is located in Boston, Massachusetts. In April 2015, we signed a lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94-month term that commenced on May 1, 2015 for new office space to serve as our corporate headquarters.
ITEM 3. LEGAL PROCEEDINGS.
For a description of our legal proceedings, see Note 13 - Commitments and Contingencies to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is listed on the Nasdaq Capital Market and trades under the symbol “KERX.”
The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	High	Low
Fiscal Year Ended December 31, 2016
Fourth Quarter	$6.41	$4.16
Third Quarter	$7.53	$4.10
Second Quarter	$6.76	$4.54
First Quarter	$5.38	$3.17

	High	Low
Fiscal Year Ended December 31, 2015
Fourth Quarter	$5.81	$3.19
Third Quarter	$10.31	$3.38
Second Quarter	$12.51	$9.32
First Quarter	$14.68	$10.87
Holders
The number of record holders of our common stock as of February 10, 2017 was 52.
Dividends
We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors. Further, in accordance with the Indenture (as defined in Note 8 to the Consolidated Financial Statements included in this annual report on Form 10-K), we are restricted from making payments of cash dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2016, regarding the securities authorized for issuance under our equity compensation plans, consisting of the 1999 Stock Option Plan, as amended, 2004 Long-Term Incentive Plan, 2007 Incentive Plan, 2009 CEO Incentive Plan and 2013 Incentive Plan, as amended.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans	8,677,998	$7.28	7,124,389

For information about all of our equity compensation plans, see Note 9 to our Consolidated Financial Statements included in this report.

COMMON STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2011 through December 31, 2016, with the cumulative total return over such period on (i) the U.S. Index of The Nasdaq Stock Market and (ii) the Biotechnology Index of the Nasdaq Stock Market. The graph assumes an investment of $100 on December 31, 2011, in our common stock (at the closing market price) and in each of the indices listed above, and assumes the reinvestment of all dividends. Measurement points are December 31 of each year.
ITEM 6. SELECTED FINANCIAL DATA.
The following Statement of Operations Data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, and Balance Sheet Data as of December 31, 2016, 2015, 2014, 2013 and 2012, as set forth below are derived from our audited consolidated financial statements. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this annual report on Form 10-K.

	Years ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Data:
Net U.S. Auryxia product sales	$27,173	$10,141	$—	$—	$—
License revenue	4,810	3,539	10,825	7,000	—
Total revenues	31,983	13,680	10,825	7,000	—
Costs and expenses:
Cost of goods sold	37,803	4,520	—	—	—
License expenses	2,886	2,124	495	—	—
Research and development	29,504	36,694	51,502	34,734	20,031
Selling, general and administrative	84,553	81,410	70,057	19,349	7,048
Total costs and expenses:	154,746	124,748	122,054	54,083	27,079
Operating loss	(122,763)	(111,068)	(111,229)	(47,083)	(27,079)
Other (expense) income:
Amortization of debt discount	(34,227)	(11,357)	—	—	—
Other (expense) income, net	(4,025)	(630)	411	351	1,719
Total other (expense) income	(38,252)	(11,987)	411	351	1,719
Loss before income taxes	(161,015)	(123,055)	(110,818)	(46,732)	(25,360)
Income taxes	80	90	700	—	—
Loss before extraordinary gain	(161,095)	(123,145)	(111,518)	(46,732)	(25,360)
Extraordinary gain	—	—	—	—	2,639
Net loss	$(161,095)	$(123,145)	$(111,518)	$(46,732)	$(22,721)
Basic and diluted loss per common share:
Continuing operations	$(1.52)	$(1.19)	$(1.23)	$0.58	$(0.36)
Extraordinary gain	—	—	—	—	0.04
Basic and diluted loss per common share	$(1.52)	$(1.19)	$(1.23)	$0.58	$(0.32)

	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents, interest receivable and short-term investment securities	$111,810	$200,290	$85,840	$55,696	$14,677
Working capital	111,346	171,688	69,285	41,600	7,068
Total assets	141,427	258,685	103,628	60,766	18,569
Convertible senior notes	125,000	90,773	—	—	—
Total liabilities	149,723	171,751	30,144	15,366	8,075
Total stockholders’ equity (deficit)	(8,296)	86,934	73,484	45,400	10,494

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
OVERVIEW
We are a commercial stage biopharmaceutical company focused on bringing innovative medicines to people with renal disease. Our long-term vision is to build a leading renal company. Our marketed product, Auryxia (ferric citrate), which is an orally available, absorbable, iron-based medicine is approved in the United States for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis. Ferric citrate is also approved in Japan under the trade name Riona and marketed by our Japanese partner, Japan Tobacco Inc., or JT, and its subsidiary, Torii Pharmaceutical Co. Ltd., or Torii, and approved in Europe as Fexeric. We are also investigating the use of ferric citrate for the treatment of iron deficiency anemia, or IDA, in adults with non-dialysis dependent, CKD, or NDD-CKD, and, pending potential approval for this indication, plan to leverage our U.S. clinical and commercial infrastructure and treat many more people with CKD. Our vision of building a leading renal company includes expansion of our product portfolio with other medicines that help patients with kidney disease. We use the brand name Auryxia only when we refer to the approved indication in the United States. We refer to the product as ferric citrate when referring to its investigational use.
OUR STRATEGY
Our business is focused on creating long-term stockholder value by bringing differentiated medicines for the treatment of people with kidney disease to the market that provide meaningful benefits to patients and their healthcare providers. The three pathways to our strategy are:
Maximize Auryxia's Potential
We developed and subsequently launched Auryxia in the United States in late December 2014. Auryxia is a non-chewable, orally-administered phosphate binder for patients on dialysis. Auryxia is being marketed in the United States to renal care teams through our specialty salesforce and commercial infrastructure. In the United States, there are approximately 450,000 adult patients with CKD requiring dialysis (referred to as End Stage Renal Disease, or ESRD), including approximately 350,000 adults currently taking a phosphate binder. Our field-based organization is aligned to 95 territories calling on target nephrologists and their associated dialysis centers. We believe strong fundamentals are in place to continue to drive commercial adoption of Auryxia in the dialysis setting following the return of this medicine to patients in November 2016.
We also believe that we can maximize the potential of ferric citrate through potential label expansion for the treatment of IDA, NDD-CKD patients. We completed a pivotal Phase 3 clinical trial evaluating ferric citrate for this indication and presented results from this trial to the medical community at the American Society of Nephrology’s Kidney Week 2016 Annual Meeting. The results from this trial were also published online in the Journal of the American Society of Nephrology in January 2017. We submitted a supplemental new drug application, or sNDA, to the U.S. Food and Drug Administration, or FDA, in January 2017 seeking to expand the label for Auryxia to include the treatment of IDA in NDD-CKD patients and expect that the sNDA will be accepted by the FDA for review. We anticipate a standard review cycle for this sNDA and, if approved, could potentially make the medicine available to these patients late in 2017. We estimate that in the United States, approximately 1.7 million adults under the care of a nephrologist have IDA, NDD-CKD, including approximately 650,000 adults currently being treated by nephrologists for IDA. IDA is common in the NDD-CKD population and the prevalence and severity increases as CKD advances. IDA is symptomatic and can significantly impact quality of life. No oral iron medications are currently FDA-approved to treat IDA, NDD-CKD.
Expand Our Portfolio
We will evaluate opportunities to expand our product portfolio with other medicines that help patients with kidney disease. Our business development activities include evaluating several clinical-drug candidates and commercial medicines to in-license or acquire to add to our portfolio and provide us with new commercial opportunities. We will seek to add assets that leverage the infrastructure we have built to support our foundational medicine, Auryxia, including our clinical development and commercial teams. We believe these efforts have the potential to provide additional revenues to us in the future.
Manage Growth and Talent
We are committed to creating a culture of success and continue to engage a work force of high-quality and talented people to support our potential growth.
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
Our license revenues consist of license fees, royalties and milestone payments arising from our agreement with JT and Torii. Royalty revenue consists of royalties received from our Japanese partner on net sales of Riona in Japan. Based on our agreement with JT and Torii, and in accordance with our revenue recognition policy described below, royalty revenues are recognized in the quarter that JT and Torii provide their written report and related information to us regarding sales of Riona, which generally will be one quarter following the quarter in which the underlying sales by JT and Torii occurred.
Cost of goods sold includes the cost of active pharmaceutical ingredient, or API, for Auryxia on which product sales were recognized during the period, the associated costs for tableting, packaging, shipment, insurance and quality assurance, as well as any idle capacity charges we may incur at our contract manufacturers and write-offs of inventory that fails to meet specifications or is otherwise no longer suitable for commercial manufacture. Cost of goods sold also includes expenses due to the licensor of Auryxia related to the manufacturing of product and product sales recognized during the period.
Our license expenses consist of royalty and other expenses due to the licensor of Auryxia related to our license agreement with JT and Torii. With regard to license expense, such expense is directly related to the royalty revenue received from JT and Torii and is recognized in the same period as the license revenue is recorded. Other expenses are recognized in the period they are incurred.
Our research and development expenses consist primarily of salaries and related personnel costs, including stock-based compensation, fees paid to consultants and outside service providers for clinical and laboratory development, manufacturing, including pre-approval inventory build-up, regulatory, facilities-related and other expenses relating to the design, development, manufacture, testing, and enhancement of our drug candidates and technologies, as well as expenses related to in-licensing of new product candidates. We expense our research and development costs as they are incurred. Research and development expenses for the years ended December 31, 2016, 2015 and 2014 were $29.5 million, $36.7 million and $51.5 million, respectively.
The following table sets forth the research and development expenses per project, for the periods presented.

	Years ended December 31,
(in thousands)	2016	2015	2014
Auryxia (ferric citrate)	$26,692	$32,911	$44,735
Other	—	264	388
Stock-based compensation expense	2,812	3,519	6,379
Total	$29,504	$36,694	$51,502

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
Our results of operations include stock-based compensation expense as a result of the grants of stock options and restricted stock. Stock-based compensation expense for awards of options and restricted stock granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual awards. See “Critical Accounting Policies” below for a discussion of our recognition of stock-based compensation expenses. The expense is classified by expense categories in the consolidated statements of operations. We expect to continue to incur significant stock-based compensation expenses.
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
RESULTS OF OPERATIONS
Years Ended December 31, 2016 and 2015
Net U.S. Auryxia Product Sales. For the year ended December 31, 2016, we recognized $27.2 million in product sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks, as compared with $10.1 million for the year ended December 31, 2015.

(in thousands)	2016	Percent of gross Auryxia product sales	2015	Percent of gross Auryxia product sales
Gross Auryxia product sales	$44,557		$16,295
Less provision for product sales allowances and accruals
Trade allowances	5,157	12%	1,897	12%
Rebates, chargebacks and discounts	10,703	24%	2,418	15%
Product returns	879	2%	—	—%
Other incentives (1)	645	1%	1,839	11%
Total	17,384	39%	6,154	38%
Net U.S. Auryxia product sales	$27,173		$10,141

(1)	Includes co-pay assistance and voucher rebates.
We sell product to a limited number of major wholesalers, which we refer to as our Distributors, as well as certain pharmacies, which we refer to collectively as our Customers. Our Distributors resell the product to retail pharmacies for purposes of filling patient prescriptions. In the fourth quarter of 2016, we began to recognize revenue under the pull-through (ex-factory) method based on sales to our Customers as a result of our ability to reasonably estimate product returns. Prior to the fourth quarter of 2016, we recognized revenue based on the resale of Auryxia for the purposes of filling patient prescriptions, and not based on initial sales from us to our Customers as we did not have sufficient history such that we could reliably estimate returns based on sales to our Customers.
Gross Auryxia product sales increased for the year ended December 31, 2016 as compared to the same period in 2015 primarily as a result of an increase in patient prescriptions and related units sold. Provisions for product sales allowances and accruals as a percentage of gross Auryxia product sales for the year ended December 31, 2016 as compared to the same period in 2015 increased primarily as a result of additional rebates and discounts given to our third-party payors. The transition to the ex-factory revenue recognition method resulted in the need to establish an accrual for product returns, which increased the provisions for product sales allowances and accruals as a percentage of gross Auryxia product sales. Our sales of Auryxia in 2016, however, were negatively impacted by the interruption in the supply of Auryxia during portions of the third and fourth quarters of 2016 due to a production-related issue in converting API to finished drug product at our contract manufacturer. In November 2016, the FDA approved a second manufacturer to produce finished Auryxia drug product, after which we made Auryxia available for sale again.
As a result in the change in revenue recognition method during the fourth quarter of 2016, we did not have any deferred revenue at December 31, 2016, as compared to $3.5 million at December 31, 2015, which represents Auryxia product shipped to our Customers, but not yet resold to fill patient prescriptions, net of applicable allowances, discounts, incentives, rebates and chargebacks. We expect net Auryxia product sales to increase in 2017 as compared to 2016 as we continue the commercialization of Auryxia.

The following table sets forth customers or partners who represented 10% or more of our total revenues for 2016 and 2015:

(in thousands)	December 31, 2016	December 31, 2015
McKesson Corporation	31%	23%
AmerisourceBergen Drug Corporation	23%	17%
Fresenius Medical Care Rx	22%	15%
Cardinal Health, Inc.	11%	24%
DaVita Rx	10%	19%
License Revenue. For the year ended December 31, 2016, we recognized $4.8 million in license revenue on royalty payments from sales of Riona in Japan as compared to $3.5 million for the year ended December 31, 2015. This increase was directly attributable to increased sales of Riona in Japan.
Cost of Goods Sold. For the year ended December 31, 2016, we recognized $37.8 million in cost of goods sold as compared to $4.5 million for the year ended December 31, 2015. Cost of goods sold in 2016 includes approximately $25.6 million in write-offs of work-in-process inventory that was determined to be no longer suitable for commercial manufacture. Cost of goods sold during each of 2015 and 2016 also includes $2.6 million related to manufacturing charges incurred as a result of not fully utilizing planned production capacity at certain of our third-party manufacturers.
License Expenses. For the year ended December 31, 2016, we recognized $2.9 million in license expenses related to royalties due to the licensor of Auryxia relating to sales of Riona in Japan as compared to $2.1 million for the year ended December 31, 2015. This increase was due to an increase in sales of Riona in Japan.
Research and Development Expenses. Research and development expenses decreased by $7.2 million, or 20%, to $29.5 million for the year ended December 31, 2016, as compared to $36.7 million for the year ended December 31, 2015. The decrease in research and development expenses was primarily due to a $3.0 million decrease in expenses related to clinical trial activity following the completion of our Phase 3 clinical trial of ferric citrate in IDA, NDD-CKD, in early 2016, as well as a decrease of $2.5 million in manufacturing-related expenses that were expensed to research & development as a result of a decrease in development work and fees due to our licensor related to lower API production. Regulatory consulting expenses also decreased by approximately $1.4 million after the completion of our European filing for Fexeric in 2015. We expect our research and development expenses to increase slightly in 2017 related to investigator sponsored research and pediatric studies and other post-marketing clinical trials that are expected to begin in 2017.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.2 million, or 4%, to $84.6 million for the year ended December 31, 2016, as compared to $81.4 million for the year ended December 31, 2015. The increase was primarily due to a $16.2 million increase in selling expense related to the commercialization of Auryxia, including an increased sales force for a full year in 2016 versus a partial year in 2015. This was partially offset by decreases in personnel costs as a result of severance payments and related costs incurred in 2015. We expect our selling, general and administrative costs to increase in 2017 as compared to 2016, due to costs associated with preparing for the potential approval of Auryxia in pre-dialysis IDA.
Other (expense) income, net. Other (expense) income, net for the year ended December 31, 2016 was $38.3 million (expense) compared to $12.0 million (expense) for the year ended December 31, 2015. This increase in expense was primarily the result of $34.2 million of expense recorded related to the amortization of the debt discount recognized in connection with the issuance of the Convertible Senior Notes, due 2020, or the Notes, in October 2015, as compared to $11.4 million recorded in 2015. Additionally, we recorded $4.7 million of expense in 2016 related to the increase in fair value of the derivative liability associated with the Notes, as compared to $1.1 million in 2015. This derivative liability was recorded in connection with the issuance of the Notes in October 2015 and represents the portion of the Notes that is required to be accounted for separately. See Note 8 - Debt for additional details.

Income Taxes. For the years ended December 31, 2016 and December 31, 2015, we recognized $0.1 million in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes. Indefinite-lived intangibles are non-monetary assets which are not amortized under generally accepted accounting principles in the United States, or GAAP, since there is no foreseeable limit to the cash flows provided by them. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the valuation allowance against our deferred tax assets. We continue to maintain a full valuation allowance against our net deferred tax assets.
Years Ended December 31, 2015 and 2014
Net U.S. Auryxia Product Sales. For the year ended December 31, 2015, we recognized $10.1 million in product sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks. Our commercial launch of Auryxia occurred in late December 2014. There were no product sales for the year ended December 31, 2014.

(in thousands)	2015	Percent of gross Auryxia product sales
Gross Auryxia product sales	$ 16,295
Less provision for product sales allowances and accruals
Trade allowances	1,897	12%
Rebates, chargebacks and discounts	2,418	15%
Product returns	-	—%
Other incentives (1)	1,839	11%
Total	6,154	38%
Net U.S. Auryxia product sales	$ 10,141
(1) Includes co-pay assistance and voucher rebates.
Until the fourth quarter of 2016, we deferred recognition of revenue, until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product), and not based on sales from us to our Customers. At December 31, 2015, we had deferred revenue of $3.5 million, which represented Auryxia product shipped to our Customers, but not yet resold to fill patient prescriptions, net of applicable discounts and rebates.
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
Other (expense) income, net. Other (expense) income, net for the year ended December 31, 2015 was $12.0 million (expense) compared to $0.4 million income for the year ended December 31, 2014. This increase in expense was primarily the result of $11.4 million of expense recorded related to the amortization of the debt discount recognized in connection with the issuance of the Notes in October 2015. Additionally, we recorded $1.1 million of expense in 2015 related to the increase in fair value of the derivative liability from October 15, 2015 to December 31, 2015. This derivative liability was recorded in connection with the issuance of the Notes in October 2015 and represents the portion of the Notes that is required to be accounted for separately. See Note 8 - Debt for additional details.
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
LIQUIDITY AND CAPITAL RESOURCES
Our major sources of cash have been proceeds from various public and private offerings of our common stock, the issuance of convertible notes, from the upfront, royalty and milestone payments from our agreement with JT and Torii, sales of Auryxia, option and warrant exercises, interest income, and miscellaneous payments from our other prior licensing activities. The commercial launch of our product, Auryxia, occurred in late December 2014 and we began to recognize revenue from the sales of Auryxia in 2015. Even if we successfully commercialize Auryxia, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain additional regulatory approvals for our drug, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug alone or in partnership. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from Auryxia.
In November 2016, we filed a registration statement on Form S-3 (No. 333-214513), which the SEC declared effective on December 6, 2016, which registered the issuance from time to time of up to $250.0 million of our securities. We also entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., as sales agent, or Cantor Fitzgerald, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an aggregate offering price of up to $75.0 million. The $75.0 million of common stock issuable pursuant to the Sales Agreement is included as part of the $250.0 million registered on the registration statement referred to above. Subsequent to December 31, 2016, we sold 820,566 shares under the Sales Agreement for aggregate net proceeds of $5.1 million. As of the date of this filing, approximately $69.8 million of shares remained available for sale under the Sales Agreement.
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
As of December 31, 2016, we had $111.8 million in cash and cash equivalents, as compared to $200.3 million in cash and cash equivalents at December 31, 2015, representing a decrease of $88.5 million.
We currently expect that our existing capital resources and future anticipated cash flows will be sufficient to execute our current business objectives. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia and the timing and magnitude of cash received from product sales, the timing and expenditures associated with the build-up of inventory and capacity expansion, and the timing, design and conduct of clinical trials for ferric citrate. As a result of these factors, we will need to seek additional financings to provide the cash necessary to execute our current operations, including beyond the continued commercialization of Auryxia, and to develop and commercialize any drug candidates we may in-license or acquire. For a detailed discussion regarding the risks and uncertainties related to our liquidity and capital resources, please refer to our Risk Factor, “Our existing capital resources may not be adequate to finance our operating cash requirements for the length of time that we have estimated.”
Net cash used in operating activities for the year ended December 31, 2016 was $86.6 million, primarily attributable to our net loss of $161.1 million, adjusted for non-cash stock-based compensation expense and amortization of the debt discount recognized in connection with the issuance of the Notes, as well as changes in operating assets and liabilities, principally the decrease of deferred revenue and accrued expenses from December 31, 2015. Net cash used in operating activities for the year ended December 31, 2015 was $127.5 million, primarily attributable to our net loss of $123.1 million, adjusted for non-cash stock-based compensation expense and changes in operating assets and liabilities, principally the increase in inventory and decrease in accrued expenses from December 31, 2014.
Net cash used in investing activities for the year ended December 31, 2016 was $2.1 million related to capital expenditures. Net cash provided by investing activities for the year ended December 31, 2015 was $8.7 million, attributable to $11.5 million provided by maturities of short-term investments, partially offset by capital expenditures.
Net cash provided by financing activities for the year ended December 31, 2016 was $0.2 million, attributable to proceeds from the exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2015 was $244.7 million, primarily attributable to net proceeds from the issuance of the Notes in October 2015 and from the public offering of common stock in January 2015. The decrease in cash provided by financing activities from 2015 to 2016 was a result of no public offering of common stock or other financings in 2016.
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
OBLIGATIONS AND COMMITMENTS
As of December 31, 2016, we have known contractual obligations, commitments and contingencies of $135.3 million. The debt obligation in the table below reflects our obligations under the Notes to make a principal payment for the par value of the Notes at maturity. Any future conversion or settlement of the Notes could impact the timing and amount of our potential cash payments under the Notes (see Note 8-Debt). The remaining $10.3 million relates to our operating lease obligations.

(in thousands)	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior notes	125,000	—	—	125,000	—
Operating leases	10,305	1,601	4,966	3,738	—
Total	$135,305	$1,601	$4,966	$128,738	$—
In April 2015, we signed a lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94-month term that commenced on May 1, 2015 and will expire in February 2022, for office space to serve as our corporate headquarters.
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
Revenue Recognition and Related Sales Allowances and Accruals
Our commercial launch of Auryxia occurred in late December 2014. We sell product to a limited number of major wholesalers, which we refer to as our Distributors, as well as certain pharmacies, which we refer to collectively as our Customers. Our Distributors resell the product to retail pharmacies for purposes of the pharmacies reselling the product to fill patient prescriptions. In accordance with GAAP, our revenue recognition policy requires that: (i) there is persuasive evidence that an arrangement exists between us and the Customer, (ii) delivery has occurred, (iii) collectibility is reasonably assured and (iv) the price is fixed or determinable. In the fourth quarter of 2016, we began to recognize revenue under the pull-through (ex-factory) method based on sales to our Customers as a result of our ability to reasonably estimate product returns. Prior to the fourth quarter of 2016, we recognized revenue based on the resale of Auryxia for the purposes of filling patient prescriptions, and not based on initial sales from us to our Customers as we did not have sufficient history such that we could reliably estimate returns based on sales to our Customers. As a result, prior to the fourth quarter of 2016, we deferred Auryxia revenue recognition until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product). The deferred revenue was recorded net of discounts, rebates, and chargebacks. We also deferred the related cost of product sales and recorded such amounts as finished goods inventory held by others, which was included in inventory on our consolidated balance sheet, until revenue related to such product sales was recognized.
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
Trade Allowances: We generally provide invoice discounts on Auryxia sales to our Distributors for prompt payment and pay fees for distribution services. The payment terms for sales to Distributors generally include a prompt-pay discount for payment made within 35 days. Based on our judgment and industry experience, we expect our Distributors to earn these discounts and fees, and deduct the full amount of these discounts and fees from our gross product sales and accounts receivable at the time such revenues are recognized.
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
Product Returns: Consistent with industry practice, we generally offer our Customers a limited right to return our Auryxia based on the product’s expiration date. Our Customers have the right to return Auryxia during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Currently the expiration date for Auryxia is eighteen months after it has been converted into tablet form, which is the last step in the manufacturing process for Auryxia and generally occurs within a few months before Auryxia is delivered to Customers. We estimate product returns based on the historical return patterns and we track actual returns by individual manufacturing lots. We expect that Distributors and pharmacies will not stock significant inventory due to the cost of the product, the expense to store our products and that our product is readily available for distribution. We record an estimate of returns at the time of sale. If necessary, our estimated rate of returns may be adjusted for actual return experience as it becomes available. As of December 31, 2016, we have experienced a relatively limited number of product returns; however, our returns experience may change over time. As we continue to gain more historical experience with actual returns, we may be required to make a future adjustment to our product returns estimate, which would result in a corresponding change to our net product sales in the period of adjustment and could be significant.
Other Incentives: Other incentives that we offer to indirect customers include co-pay assistance rebates provided by us to commercially insured patients who have coverage for Auryxia and who reside in states that permit co-pay assistance programs, and vouchers for a small supply of Auryxia at no patient cost. Our co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Auryxia’s purchase price to a specified dollar amount. Based upon the terms of the program and information regarding programs provided for similar specialty pharmaceutical products, we estimate the average co-pay assistance amounts and the percentage of patients that we expect to participate in the program in order to establish our accruals for co-pay assistance rebates and deduct these estimated amounts from our gross product sales at the time the revenues are recognized. We adjust our accruals for co-pay assistance and voucher rebates based on our estimates regarding the portion of issued rebates that we estimate will not be redeemed.
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
Stock-Based Compensation

We grant stock options and restricted stock to employees, directors and consultants. We are required to estimate the expected forfeiture rate and only recognize expense for those equity awards that are expected to vest. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model has several inputs, including the volatility in the price of our stock, the risk-free interest rate, the expected term of the option, the closing market price of our stock on the grant date and the exercise price. We base our estimates of our stock price volatility on the historical volatility of our common stock; however, these estimates are neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options. The aggregate fair value of awards calculated using the Black-Scholes option pricing model is generally amortized on a straight‑line basis over the requisite service period, and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment.
The aggregate fair value of restricted stock granted to our employees and directors is determined based upon the quoted closing market price per share on the date of grant, adjusted for estimated forfeitures.
The total stock-based compensation recorded in a given period is dependent upon the assumptions utilized. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reported. In addition, because some of the options issued to employees, consultants and other third-parties vest upon the achievement of certain performance conditions or milestones, the total expense is uncertain.
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
Inventory
Inventory is stated at the lower of cost or estimated realizable value. We determine the cost of our inventory, which include amounts related to materials, third-party contract manufacturing and packaging services, and manufacturing overhead, on a first-in, first-out basis. We capitalize inventory costs at our suppliers when, based on management’s judgment, the realization of future economic benefit is probable at each given supplier. We received FDA approval for Auryxia on September 5, 2014, and on that date began capitalizing inventory purchases of saleable product from certain suppliers. Prior to FDA approval, all saleable product purchased from such suppliers were included as a component of research and development expense.
Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts
We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts, if necessary, are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts we expect our customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There was no allowance for doubtful accounts at December 31, 2016 and 2015.

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
We are required to perform impairment tests annually, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.
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
For the years ended December 31, 2016 and 2015, we recognized under $0.1 million in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes. Indefinite-lived intangibles are non-monetary assets which are not amortized for book purposes since there is no foreseeable limit to the cash flows provided by them. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the valuation allowance against our deferred tax assets.
RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of new accounting standards, see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included in this report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of December 31, 2016, our portfolio of financial instruments consists of cash equivalents, including money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.
Equity Price Risk
Our Convertible Notes include conversion provisions that are based on the price of our common stock at conversion or at maturity of the notes. The fair values of our Convertible Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements and the notes thereto, included in Part IV, Item 15, Part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures. As of December 31, 2016, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on these criteria. UHY LLP, our independent registered public accounting firm, has audited the accompanying consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2016, included in this annual report on page F-1. UHY LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2016, which is found below.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Keryx Biopharmaceuticals, Inc.
We have audited Keryx Biopharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Keryx Biopharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows of Keryx Biopharmaceuticals, Inc., and our report dated March 1, 2017, expressed an unqualified opinion thereon.

/s/ UHY LLP
New York, New York March 1, 2017
ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders.

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

Keryx Biopharmaceuticals, Inc.
Consolidated Financial Statements as of December 31, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Keryx Biopharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of Keryx Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keryx Biopharmaceuticals, Inc. as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017, expressed an unqualified opinion thereon.

/s/ UHY LLP
New York, New York
March 1, 2017

Keryx Biopharmaceuticals, Inc.
Consolidated Balance Sheets as of December 31,

(in thousands, except share and per share amounts)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$111,810	$200,290
Inventory	12,681	41,881
Accounts receivable, net	5,236	3,656
Receivable from landlord	—	637
Other current assets	3,170	2,830
Total current assets	132,897	249,294
Property, plant and equipment, net	4,211	5,083
Goodwill	3,208	3,208
Other assets, net	1,111	1,100
Total assets	$141,427	$258,685
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$21,190	$26,795
Deferred revenue	—	3,526
Derivative liability	—	46,686
Deferred lease incentive, current portion	244	244
Other current liabilities	117	355
Total current liabilities	21,551	77,606
Convertible senior notes	125,000	90,773
Deferred lease incentive, net of current portion	1,262	1,506
Deferred tax liability	870	790
Other liabilities	1,040	1,076
Total liabilities	149,723	171,751
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (180,000,000 and 130,000,000 shares authorized, 105,921,052 and 105,221,555 shares issued, 105,841,104 and 105,141,607 shares outstanding at December 31, 2016 and 2015, respectively)	106	105
Additional paid-in capital	827,053	761,189
Treasury stock, at cost, 79,948 shares at December 31, 2016 and 2015	(357)	(357)
Accumulated deficit	(835,098)	(674,003)
Total stockholders’ (deficit) equity	(8,296)	86,934
Total liabilities and stockholders’ (deficit) equity	$141,427	$258,685
The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Operations for the Years Ended December 31,

(in thousands, except share and per share amounts)

	2016	2015	2014
Revenues:
Net U.S. Auryxia product sales	$27,173	$10,141	$—
License revenue	4,810	3,539	10,825
Total revenues	31,983	13,680	10,825
Costs and expenses:
Cost of goods sold	37,803	4,520	—
License expenses	2,886	2,124	495
Research and development	29,504	36,694	51,502
Selling, general and administrative	84,553	81,410	70,057
Total costs and expenses	154,746	124,748	122,054
Operating loss	(122,763)	(111,068)	(111,229)
Other (expense) income:
Amortization of debt discount	(34,227)	(11,357)	—
Other (expense) income, net	(4,025)	(630)	411
Total other (expense) income:	(38,252)	(11,987)	411
Loss before income taxes	(161,015)	(123,055)	(110,818)
Income taxes	80	90	700
Net loss	$(161,095)	$(123,145)	$(111,518)
Basic and diluted net loss per common share	$(1.52)	$(1.19)	$(1.23)
Weighted average shares used in computing basic and diluted net loss per common share	105,845,121	103,898,399	91,000,902
The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
for the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except share amounts)

	Common stock			Additional paid-in capital
					Treasury stock		Accumulated deficit
	Shares	Amount			Shares	Amount		Total
Balance at January 1, 2014	82,723,145	$83		$485,014	79,948	$(357)	$(439,340)	$45,400
Issuance of common stock in public offering (net of offering costs of $7,525)	7,935,000	8		107,524	—	—	—	107,532
Issuance of restricted stock	1,451,558	1		—	—	—	—	1
Forfeiture of restricted stock	(88,859)	—	*	—	—	—	—	—	*
Issuance of common stock in connection with the exercise of stock options	737,945	1	*	5,053	—	—	—	5,054
Stock-based compensation	—	—		27,015	—	—	—	27,015
Net loss	—	—		—	—	—	(111,518)	(111,518)
Balance at December 31, 2014	92,758,789	$93		$624,606	79,948	$(357)	$(550,858)	$73,484
Issuance of common stock in public offering (net of offering costs of $8,216)	10,541,667	10		118,274	—	—	—	118,284
Issuance of restricted stock	1,247,250	1		—	—	—	—	1
Forfeiture of restricted stock	(330,102)	—	*	—	—	—	—	—	*
Surrender of common stock for tax withholding	(1,625)	—	*	(15)				(15)
Issuance of common stock in connection with the exercise of stock options	1,005,576	1		1,462	—	—	—	1,463
Stock-based compensation	—	—		16,862	—	—	—	16,862
Net loss	—	—		—	—	—	(123,145)	(123,145)
Balance at December 31, 2015	105,221,555	$105		$761,189	79,948	$(357)	$(674,003)	$86,934
Issuance of restricted stock	974,325	1		—	—	—	—	1
Forfeiture of restricted stock	(341,603)	—	*	—	—	—	—	—	*
Issuance of common stock in connection with the exercise of stock options	66,775	—		198	—	—	—	198
Reclassification of derivative liability to equity	—	—		51,404				51,404
Stock-based compensation	—	—		14,262	—	—	—	14,262
Net loss	—	—		—	—	—	(161,095)	(161,095)
Balance at December 31, 2016	105,921,052	$106		$827,053	79,948	$(357)	$(835,098)	$(8,296)

*    Amount less than one thousand dollars.
The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows for the Years Ended December 31,

(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net loss	$(161,095)	$(123,145)	$(111,518)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock-based compensation expense	13,989	16,500	26,957
Amortization of debt discount	34,227	11,357	—
Change in fair value of derivative liability	4,718	1,102	—
Depreciation and amortization	1,005	596	306
Loss on disposal of fixed assets	54	507	—
Write-down of inventory to net realizable value	27,968	—	—
Cash received from landlord	637	1,276	—
Amortization of deferred lease incentive	(244)	(163)	—
Deferred income taxes	80	90	700
Changes in operating assets and liabilities:
Other current assets	(340)	1,262	(2,860)
Accounts receivable, net	(1,580)	(2,822)	(834)
Accrued interest receivable	—	47	(48)
Inventory	(2,300)	(29,189)	(7,771)
Security deposits	—	(807)	—
Other assets	(11)	355	(11)
Other current liabilities	(238)	—	—
Accounts payable and accrued expenses	88	(8,478)	13,569
Deferred revenue	(3,526)	3,112	414
Other liabilities	(36)	943	95
Net cash used in operating activities	(86,604)	(127,457)	(81,001)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,074)	(2,777)	(1,489)
Investment in held-to-maturity short-term securities	—	—	(49,771)
Proceeds from maturity of held-to-maturity short-term securities	—	11,508	38,263
Net cash (used in) provided by investing activities	(2,074)	8,731	(12,997)
Cash flows from financing activities:
Proceeds from public offerings, net	—	118,284	107,532
Proceeds from issuance of convertible senior notes	—	125,000	—
Proceeds from exercise of stock options	198	1,463	5,054
Surrender of common stock for tax withholding	—	(15)	—
Net cash provided by financing activities	198	244,732	112,586
Net (decrease) increase in cash and cash equivalents	(88,480)	126,006	18,588
Cash and cash equivalents at beginning of year	200,290	74,284	55,696
Cash and cash equivalents at end of year	$111,810	$200,290	$74,284
Supplemental disclosures of non-cash investing and financing activities
Reclassification of derivative liability to equity	51,404	—	—
Increase of receivable from landlord and deferred lease incentive	—	637	—
The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Notes to the Consolidated Financial Statements

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.
NOTE 1 – DESCRIPTION OF BUSINESS
OVERVIEW
We are a commercial stage biopharmaceutical company focused on bringing innovative medicines to people with renal disease. Our long-term vision is to build a leading renal company. Our marketed product, Auryxia (ferric citrate), which is an orally available, absorbable, iron-based medicine is approved in the United States for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis. Ferric citrate is also approved in Japan under the trade name Riona and marketed by our Japanese partner, Japan Tobacco Inc., or JT, and its subsidiary, Torii Pharmaceutical Co. Ltd., or Torii, and approved in Europe as Fexeric. We are also investigating the use of ferric citrate for the treatment of iron deficiency anemia, or IDA, in adults with non-dialysis dependent, CKD, or NDD-CKD, and, pending potential approval for this indication, plan to leverage our U.S. clinical and commercial infrastructure and treat many more people with CKD. Our vision of building a leading renal company includes expansion of our product portfolio with other medicines that help patients with kidney disease. We use the brand name Auryxia only when we refer to the approved indication in the United States. We refer to the product as ferric citrate when referring to its investigational use.
OUR STRATEGY
Our business is focused on creating long-term stockholder value by bringing differentiated medicines for the treatment of people with kidney disease to the market that provide meaningful benefits to patients and their healthcare providers. The three pathways to our strategy are:
Maximize Auryxia's Potential
We developed and subsequently launched Auryxia in the United States in late December 2014. Auryxia is a non-chewable, orally-administered phosphate binder for patients on dialysis. Auryxia is being marketed in the United States to renal care teams through our specialty salesforce and commercial infrastructure. In the United States, there are approximately 450,000 adult patients with CKD requiring dialysis (referred to as End Stage Renal Disease, or ESRD), including approximately 350,000 adults currently taking a phosphate binder. Our field-based organization is aligned to 95 territories calling on target nephrologists and their associated dialysis centers. We believe strong fundamentals are in place to continue to drive commercial adoption of Auryxia in the dialysis setting following the return of this medicine to patients in November 2016.
We also believe that we can maximize the potential of ferric citrate through potential label expansion for the treatment of IDA, NDD-CKD patients. We completed a pivotal Phase 3 clinical trial evaluating ferric citrate for this indication and presented results from this trial to the medical community at the American Society of Nephrology’s Kidney Week 2016 Annual Meeting. The results from this trial were also published online in the Journal of the American Society of Nephrology in January 2017. We submitted a supplemental new drug application, or sNDA, to the U.S. Food and Drug Administration, or FDA, in January 2017 seeking to expand the label for Auryxia to include the treatment of IDA in NDD-CKD patients and expect that the sNDA will be accepted by the FDA for review. We anticipate a standard review cycle for this sNDA and, if approved, could potentially make the medicine available to these patients late in 2017. We estimate that in the United States, approximately 1.7 million adults under the care of a nephrologist have IDA, NDD-CKD, including approximately 650,000 adults currently being treated by nephrologists for IDA. IDA is common in the NDD-CKD population and the prevalence and severity increases as CKD advances. IDA is symptomatic and can significantly impact quality of life. No oral iron medications are currently FDA-approved to treat IDA, NDD-CKD.
Expand Our Portfolio
We will evaluate opportunities to expand our product portfolio with other medicines that help patients with kidney disease. Our business development activities include evaluating several clinical-drug candidates and commercial medicines to in-license or acquire to add to our portfolio and provide us with new commercial opportunities. We will seek to add assets that leverage the infrastructure we have built to support our foundational medicine, Auryxia, including our clinical development and commercial teams. We believe these efforts have the potential to provide additional revenues to us in the future.

Manage Growth and Talent
We are committed to creating a culture of success and continue to engage a work force of high-quality and talented people to support our potential growth.
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five-step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance of ASU No. 2014-09 on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance of ASU No. 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends narrow aspects of Topic 606, including guidance on assessing collectibility, non-cash consideration, contract modifications and completed contracts at transition, and the presentation of sales and other similar taxes collected from customers. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain aspects of the guidance issued in ASU No. 2014-09 including guidance related to loan guarantee fees, contract costs, refund liabilities, advertising costs, as well as the disclosure of remaining performance obligations and prior-period performance obligations. We are currently assessing the method of adoption and the expected impact that Topic 606 will have on our financial position and results of operations.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard explicitly requires management to assess an entity’s ability to continue as a going concern and to provide footnote disclosures in certain cases. The standard was effective for us on December 31, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Under this standard, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. The standard defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is applicable to inventory that is accounted for under the first-in, first-out or average cost method and is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is expected to have a material impact on our financial position as it will impact the amount of our assets and liabilities. We are currently evaluating the potential impact that this standard may have on our results of operations.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard became effective for us on January 1, 2017. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.
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
USE OF ESTIMATES
The preparation of financial statements in conformity with Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ from those estimates. Such differences could be material to these consolidated financial statements.
CASH AND CASH EQUIVALENTS
We consider liquid investments with original maturities of three months or less at the time of purchase to be cash and cash equivalents. At December 31, 2016, all of our cash and cash equivalents were held in either commercial bank accounts or money market funds.
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
ACCOUNTS RECEIVABLE, NET
We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable determined to be uncollectible are written off against the allowance for doubtful accounts. Allowances for doubtful accounts, if necessary, are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to certain of our customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts we expect our customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There was no allowance for doubtful accounts at December 31, 2016 and 2015.
RECEIVABLE FROM LANDLORD
In April 2015, we signed a new lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94- month term that commenced on May 1, 2015. Our landlord agreed to pay for up to approximately $1.9 million of improvements to the space, which we accounted for as a lease incentive in accordance with Accounting Standards Codification, ASC, 840-20, Operating Leases. The remaining amount of the lease incentive was collected from our landlord in 2016.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets:

Estimated useful life (years)
Office furniture and equipment	3-7
Computers, software and related equipment	3

Leasehold improvements are depreciated over the shorter of their useful life or the remaining term of the lease exclusive of renewal options.
REVENUE RECOGNITION
Our commercial launch of our only product, Auryxia, in the United States, occurred in late December 2014. We sell product to a limited number of major wholesalers, our Distributors, as well as certain pharmacies, or collectively, our Customers. Our Distributors resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. In accordance with GAAP, our revenue recognition policy requires that: (i) there is persuasive evidence that an arrangement exists between us and the Customer, (ii) delivery has occurred, (iii) collectibility is reasonably assured, and (iv) the price is fixed or determinable. In the fourth quarter of 2016, we began to recognize revenue under the pull-through (ex-factory) method based on sales to our Customers as a result of our ability to reasonably estimate product returns. Prior to the fourth quarter of 2016, we recognized revenue based on the resale of Auryxia for the purposes of filling patient prescriptions, and not based on initial sales from us to our Customers as we did not have sufficient history such that we could reliably estimate returns based on sales to our Customers.
Prior to the fourth quarter of 2016, we recognized revenue based on the resale of Auryxia for the purposes of filling patient prescriptions, and not based on initial sales from us to our Customers as we did not have sufficient history such that we could reliably estimate returns based on sales to our Customers. As a result, prior to the fourth quarter of 2016, we deferred Auryxia revenue recognition until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product). The deferred revenue was recorded net of discounts, rebates, and chargebacks. We also deferred the related cost of product sales and recorded such amounts as finished goods inventory held by others, which was included in inventory on our consolidated balance sheet, until revenue related to such product sales was recognized.
We have written contracts with our Customers and delivery occurs when a Customer receives Auryxia. We evaluate the creditworthiness of each of our Customers to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product sales from the sales to Customers and (ii) reasonably estimate our net product sales. We calculate gross product sales based on the wholesale acquisition cost that we charge our Customers for Auryxia. We estimate our net product sales by deducting from our gross product sales (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid rebates, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients.
Trade Allowances: We generally provide invoice discounts on Auryxia sales to our Distributors for prompt payment and pay fees for distribution services. The payment terms for sales to Distributors generally include a prompt-pay discount for payments made within 35 days. Based on our judgment and industry experience, we expect our Distributors to earn these discounts, and deduct the full amount of these discounts from our gross product sales and accounts receivable at the time such revenues are recognized. Fees for distribution services are deducted from our gross product sales and we accrue these fees which appear in our accrued expenses on our consolidated balance sheets.
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
Product Returns: Consistent with industry practice, we generally offer our Customers a limited right to return our Auryxia based on the product’s expiration date. Our Customers have the right to return Auryxia during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Currently the expiration date for Auryxia is eighteen months after it has been converted into tablet form, which generally occurs within a few months before Auryxia is delivered to Customers. We estimate product returns based on the historical return patterns and we track actual returns by individual manufacturing lots. We expect that Distributors and pharmacies will not stock significant inventory due to the cost of the product, the expense to store our product, and that our product is readily available for distribution. We record an estimate of returns at the time of sale. If necessary, our estimated rate of returns may be adjusted for actual return experience as it becomes available. As of December 31, 2016, we have experienced a relatively limited number of product returns; however, our returns experience may change over time. As we continue to gain more historical experience with actual returns, we may be required to make a future adjustment to our product returns estimate, which would result in a corresponding change to our net product sales in the period of adjustment and could be significant.
Other Incentives: Other incentives that we offer to indirect customers include co-pay assistance rebates provided by us to commercially insured patients who have coverage for Auryxia and who reside in states that permit co-pay assistance programs, and vouchers for a small supply of Auryxia at no patient cost. Our co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Auryxia’s purchase price to a specified dollar amount. Based upon the terms of the program and information regarding programs provided for similar specialty pharmaceutical products, we estimate the average co-pay assistance amounts and the percentage of patients that we expect to participate in the program in order to establish our accruals for co-pay assistance rebates and deduct these estimated amounts from our gross product sales at the time the sales are recognized. We adjust our accruals for co-pay assistance and voucher rebates based on our estimates regarding the portion of issued rebates that we estimate will not be redeemed.
Classification of product sales allowances and accruals
Allowances against receivable balances primarily relate to prompt-pay discounts and chargebacks and are recorded at the time of sale, resulting in a reduction in product sales revenue and the recording of product sales receivables net of allowances. Accruals related to Medicaid, Medicare Part D and other government and commercial rebates, as well as wholesaler fees and product returns are recorded at the time of sale, resulting in a reduction in product sales and the recording of an increase in accrued expenses.
Our U.S. Auryxia product sales for the years ended December 31, 2016 and 2015 were offset by provisions for allowances and accruals as set forth in the tables below.

(in thousands)	2016	Percent of gross Auryxia product sales	2015	Percent of gross Auryxia product sales
Gross Auryxia product sales	$44,557		$16,295
Less provision for product sales allowances and accruals
Trade allowances	5,157	12%	1,897	12%
Rebates, chargebacks and discounts	10,703	24%	2,418	15%
Product returns	879	2%	—	—%
Other incentives (1)	645	1%	1,839	11%
Total	17,384	39%	6,154	38%
Net U.S. Auryxia product sales	$27,173		$10,141

(1)	Includes co-pay assistance and voucher rebates.
We recognize license revenue in accordance with ASC 605, Revenue Recognition. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.
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
The following table sets forth customers or partners who represented 10% or more of our total revenues for 2016 and 2015:

(in thousands)	December 31, 2016	December 31, 2015
McKesson Corporation	31%	23%
AmerisourceBergen Drug Corporation	23%	17%
Fresenius Medical Care Rx	22%	15%
Cardinal Health, Inc.	11%	24%
DaVita Rx	10%	19%
COST OF GOODS SOLD
Cost of goods sold includes the cost of active pharmaceutical ingredient, or API, for Auryxia on which product sales were recognized during the period, as well as the associated costs for tableting, packaging, shipment, insurance and quality assurance. Cost of goods sold also includes expenses due to the licensor of Auryxia related to the manufacturing of product and U.S. product sales recognized during the period.
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

We, and our subsidiaries, file income tax returns in the United States federal jurisdiction and in various states. Our subsidiary, Keryx Biopharma UK Ltd., files annual returns and accounts in the United Kingdom. We have tax net operating loss carryforwards that are subject to examination for a number of years beyond the year in which they were generated for tax purposes. Since a portion of these net operating loss carryforwards may be utilized in the future, many of these net operating loss carryforwards will remain subject to examination.
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
STOCK-BASED COMPENSATION
We grant stock options and restricted stock to employees, directors and consultants. We are required to estimate the expected forfeiture rate and only recognize expense for those equity awards that are expected to vest. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model has several inputs, including the volatility in the price of our stock, the risk-free interest rate, the expected term of the option, the closing market price of our stock on the grant date and the exercise price. We base our estimates of our stock price volatility on the historical volatility of our common stock; however, these estimates are neither predictive nor indicative of the future performance of our stock. For purposes of the fair value calculation, we assume that no dividends will be paid during the life of the options. The aggregate fair value of awards calculated using the Black‑Scholes option pricing model is generally amortized on a straight‑line basis over the requisite service period, and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment.
The fair value of restricted stock granted to our employees and directors is determined based upon the quoted closing market price per share on the date of grant, adjusted for estimated forfeitures.
For stock-based awards granted to consultants, we recognize compensation expense over the period during which services are rendered by such consultants until completed. At the end of each financial reporting period prior to completion of the service, we remeasure the fair value of these awards using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model.
The total stock-based compensation recorded in a given period is dependent upon the assumptions utilized. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reported. In addition, because some of the stock options issued to employees, consultants and other third-parties vest upon the achievement of certain performance conditions or milestones, the total expense is uncertain.
BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options, as their inclusion would be anti-dilutive. The options outstanding as of December 31, 2016, 2015 and 2014, which are not included in the computation of net loss per share amounts, were 8,677,998, 5,411,557 and 5,132,426, respectively.
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
Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. As of December 31, 2016, 2015 and 2014, management conducted its annual assessments of goodwill and concluded that there were no impairments. We will continue to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.
CONCENTRATIONS OF CREDIT RISK
We do not have significant off-balance-sheet risk or credit risk concentrations. We maintain our cash and cash equivalents with multiple financial institutions. See Note 3 – Fair Value Measurements.
Our accounts receivable, net at December 31, 2016 and 2015 represent amounts due to the Company from customers. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total accounts receivable, net as of December 31, 2016 and 2015:

(in thousands)	December 31, 2016	December 31, 2015
McKesson Corporation	31%	23%
AmerisourceBergen Drug Corporation	23%	17%
Fresenius Medical Care Rx	22%	15%
Cardinal Health, Inc.	11%	24%
DaVita Rx	10%	19%
We currently have three approved sites for the supply of Auryxia drug product. If any of our suppliers were to limit or terminate production, or otherwise fail to meet the quality or delivery requirements needed to supply Auryxia at adequate levels, we could experience additional losses of revenue, which could materially and adversely impact our results of operations.
RECLASSIFICATIONS
Certain amounts in the prior period have been reclassified in order to conform to the current period presentation. Specifically, the caption "Accrued compensation and related liabilities" in our consolidated balance sheets as of December 31, 2015 was reclassified into the "Accounts payable and accrued expenses" caption. See Note 7 - Accounts Payable and Accrued Expenses for further detail.
NOTE 3 – FAIR VALUE MEASUREMENTS
We measure certain financial assets and liabilities at fair value on a recurring basis in our statements using a fair value hierarchy. The hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1—quoted prices in active markets for identical assets and liabilities;

•	Level 2—inputs other than Level 1 quoted prices that are directly or indirectly observable; and

•	Level 3—unobservable inputs that are not corroborated by market data.
The following table provides the fair value measurements made on a recurring basis of applicable financial assets as of December 31, 2016 and 2015:

	Financial assets at fair value as of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$107,084	$—	$—
Total assets	$107,084	$—	$—

	Financial assets at fair value as of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$193,886	$—	$—
Total assets	$193,886	$—	$—
Liabilities:
Derivative liability	$—	$—	$46,686
Total liabilities	$—	$—	$46,686

(1)	Included in cash and cash equivalents on our consolidated balance sheets. The carrying amount of money market funds approximates fair value.
The derivative liability was recorded as a result of our issuance of $125 million in Convertible Senior Notes, due 2020, or the Notes, in October 2015. The fair value measurement of the derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using unobservable inputs. These inputs include: (1) a simulated share price at the time of conversion of the Notes, (2) assumed timing of conversion of the Notes, (3) the probability of stockholder approval of an increase in authorized shares at our 2016 Annual Meeting of Stockholders to allow for a full conversion of the Notes into our common stock, and (4) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.
The following table represents a reconciliation of the derivative liability recorded in connection with the issuance of the Notes:

January 1, 2015	$—
Fair value recognized upon issuance of Notes	45,584
Fair value adjustments	1,102
December 31, 2015	$46,686
Fair value adjustments	4,718
Reclassification to equity	(51,404)
December 31, 2016	$—
The fair value of the derivative liability was determined using a form of the income approach, in which we calculated the fair value of the Notes with the conversion feature as compared to the fair value of the Notes without the conversion feature, with the difference representing the value of the conversion feature, or the derivative liability. The fair value of the Notes without the conversion feature was calculated based on a cash payment for the full par value of the Notes at maturity and was discounted by our calculated pre-tax cost of debt of 7.6%. The fair value of the Notes with the conversion feature was calculated based on two scenarios that were probability-weighted: (1) full conversion of the Notes into shares of common stock at maturity which assumed approval of our stockholders of an increase in authorized shares to allow for such full conversion, and (2) cash settlement and physical settlement of the Notes at maturity which assumed no approval of our stockholders of an increase in authorized shares. Both of the scenarios used to calculate the fair value of the Notes with the conversion feature included an input for the simulated share price at conversion, and were discounted by our calculated cost of equity of 17.5%.
Debt
In October 2015, we issued the Notes in a private financing to funds managed by Baupost. As of December 31, 2016 and 2015 the fair value of our Notes was $195.9 million and $132.9 million, respectively, which differs from their carrying value. The fair value of our Notes is influenced by our stock price and stock price volatility. See Note 8 – Debt for additional information on our debt obligations.

NOTE 4 – INVENTORY
Inventory consists of the following at December 31, 2016 and 2015:

(in thousands)	December 31, 2016	December 31, 2015
Raw materials	$418	$495
Work in process	11,430	40,124
Finished goods	833	1,031
Finished goods inventory held by others	—	231
Total inventory	$12,681	$41,881

During the year ended December 31, 2016, we wrote off approximately $25.6 million of work-in-process inventory that was determined to be no longer suitable for commercial manufacture, which was recorded to cost of goods sold.

Finished goods inventory held by others as of December 31, 2015 represents the cost of goods sold that was deferred to align with our deferral of product sales. In the fourth quarter of 2016, we began to recognize revenue under the pull-through (ex-factory) method based on sales to our Customers as a result of our ability to reasonably estimate product returns. Prior to the fourth quarter of 2016, we recognized revenue based on the resale of Auryxia for the purposes of filling patient prescriptions, and not based on initial sales from us to our Customers. As a result, beginning in the fourth quarter of 2016, cost of goods sold is recognized upon delivery of shipments to wholesalers to align with our revenue recognition and is no longer deferred and recorded as inventory held by others on our consolidated balance sheets.
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

(in thousands)	December 31, 2016	December 31, 2015
Leasehold improvements	$3,916	$3,943
Office furniture and equipment	747	595
Computers, software and related equipment	787	997
	5,450	5,535
Accumulated depreciation and amortization	(1,239)	(452)
Net book value	$4,211	$5,083
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $1.0 million, $0.6 million and $0.3 million, respectively.

NOTE 6 – GOODWILL
On April 6, 2006, ADI, our wholly-owned subsidiary, completed the acquisition of Accumin™, a novel, patent protected, diagnostic for the direct measurement of total, intact urinary albumin, from AusAm Biotechnologies, Inc. The purchase price of Accumin was $4.0 million. We accounted for the ADI transaction as a purchase. The excess of the purchase price over the net assets acquired in the ADI transaction represented goodwill of approximately $3.2 million, which was allocated to our Products segment based on the proposed synergies with our then existing drug pipeline activities. In September 2008, we terminated our license agreement related to the ADI product.
NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consists of the following at December 31, 2016 and 2015:

(in thousands)	December 31, 2016	December 31, 2015
Accounts payable	$2,225	$8,434
Accrued compensation and related liabilities	8,190	5,483
Professional, license, and other fees and expenses	6,159	10,522
Commercial rebates, fees and returns	4,616	2,356
Total accounts payable and accrued expenses	$21,190	$26,795

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
Per the terms of the Notes, a portion of the Notes was contingently convertible into cash if our stockholders did not approve an increase in the number of authorized shares of our common stock by July 1, 2016. In accordance with accounting guidance for debt with a conversion option, we separated the conversion option from the debt instrument and accounted for it separately as a derivative liability, due to the Notes initially being partially convertible to cash at the option of Baupost. We allocated the proceeds between the debt component and the embedded conversion option (the derivative) by performing a valuation of the derivative as of the transaction date, which was determined based on the difference between the fair value of the Notes with the conversion option and the fair value of the Notes without the conversion option. The fair value of the derivative liability was recognized as a debt discount and the initial carrying amount of the convertible notes represented the difference between the proceeds from the issuance of the Notes and the fair value of the derivative liability on the date of issuance. The excess of the principal amount of the debt component over its carrying amount (“debt discount”) was amortized to interest expense using the effective interest method over the expected life of the debt.
Our outstanding convertible notes and derivative liability balances as of December 31, 2016 and 2015 consists of the following:

(in thousands)	December 31, 2016	December 31, 2015
Debt component:
Principal	$125,000	$125,000
Debt discount	—	(34,227)
Net carrying amount	$125,000	$90,773
Derivative liability balance	$—	$46,686
We determined the expected life of the debt was equal to the period through July 1, 2016, as this represents the point at which a portion of the Notes was contingently convertible into cash. Accordingly, approximately $34.2 million of interest expense was recognized related to the Notes during the year ended December 31, 2016, all of which was attributable to the amortization of the debt discount. As of December 31, 2016 and 2015, the carrying value of the Notes was $125.0 million and $90.8 million and the fair value of the Notes was $195.9 million and $132.9 million, respectively.
At our 2016 Annual Meeting of Stockholders held on May 25, 2016, the necessary stockholder approval of the increase in authorized shares was obtained. As a result, the entirety of the Notes is now convertible into shares of our common stock. During the year ended December 31, 2016, the derivative liability was reclassified to equity as a result of the Notes no longer being convertible into cash.
NOTE 9 – STOCKHOLDERS’ EQUITY
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
a. The 1999 Stock Option Plan was adopted in November 1999. Under the 1999 Stock Option Plan, our board of directors could grant stock-based awards to directors, consultants and employees. The plan authorizes grants to purchase up to 4,230,000 shares of authorized but unissued common stock. The plan limits the term of each option to no more than 10 years from the date of the grant. The plan permits the board of directors or a committee appointed by the board to administer the plan. The administrator has the authority, in its discretion, to determine the terms and conditions of any option granted to a service provider, including the vesting schedule. As of December 31, 2016, no additional shares of our common stock may be issued under the 1999 Stock Option Plan.
b. The 2004 Long-Term Incentive Plan was adopted in June 2004 by our stockholders. Under the 2004 Long-Term Incentive Plan, the compensation committee of our board of directors is authorized to grant stock-based awards to directors, consultants and employees. The 2004 plan authorizes grants to purchase up to 4,000,000 shares of authorized but unissued common stock. The plan limits the term of each option to no more than 10 years from the date of grant. As of December 31, 2016, no additional shares of our common stock may be issued under the 2004 Long-Term Incentive Plan.
c. The 2007 Incentive Plan was adopted in June 2007 by our stockholders. Under the 2007 Incentive Plan, the compensation committee of our board of directors is authorized to grant stock-based awards to directors, consultants, employees and officers. The 2007 Incentive Plan authorizes grants to purchase up to 6,000,000 shares of authorized but unissued common stock. The plan expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant. As of December 31, 2016, up to an additional 45,754 shares may be issued under the 2007 Incentive Plan.
d. The 2009 CEO Incentive Plan was adopted in May 2009. Under the 2009 CEO Incentive Plan, our board of directors granted an option to Ron Bentsur, our former Chief Executive Officer, to purchase up to 600,000 shares of authorized but unissued common stock. The option has a term of 10 years from the date of grant. During the year ended December 31, 2015, the option was exercised in full.
e. The 2013 Incentive Plan was adopted in June 2013 by our stockholders at our 2013 Annual Meeting of Stockholders. The 2013 Incentive plan was amended by our stockholders at a special meeting of our stockholders in November 2014, which increased the number of authorized shares issuable thereunder from 3,500,000 to 9,500,000, and at our 2016 Annual Meeting of Stockholders held on May 25, 2016, which increased the number of authorized shares issuable thereunder from 9,500,000 to 18,000,000. Under the 2013 Incentive Plan, the Compensation Committee of the Company’s Board of Directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant. As of December 31, 2016, up to an additional 7,078,635 shares may be issued under the 2013 Incentive Plan.
Total shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 7,124,389 shares at December 31, 2016.
Stock Options
The following table summarizes stock option activity for all plans for the year ended December 31, 2016:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	5,411,557	10.96	7.20	$2,049,329
Granted	4,863,550	4.56
Exercised	(66,775)	2.99		$188,240
Forfeited or Expired	(1,530,334)	11.83
Outstanding at December 31, 2016	8,677,998	$7.28	8.12	$8,840,412
Vested and expected to vest at December 31, 2016	7,993,753	$7.62	8.02	$8,038,699
Exercisable at December 31, 2016	3,178,277	$9.82	6.37	$2,497,744
The weighted-average grant-date fair value of stock options granted during 2016, 2015 and 2014 was $3.47, $8.47 and $11.81, respectively. The aggregate intrinsic value of options exercised during 2016, 2015 and 2014, measured as of the exercise date, was approximately $0.2 million, $8.6 million and $6.3 million, respectively.
Upon the exercise of stock options, we issue new shares of our common stock. As of December 31, 2016, 2,540,000 options issued to employees are unvested, milestone-based options.

Restricted Stock
Certain employees, directors and consultants have been awarded restricted stock under our equity incentive plans. The time-vesting restricted stock grants vest primarily over a period of three to four years. The following table summarizes restricted stock activity for the year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,344,747	11.59	$6,790,972
Granted	974,325	3.86
Vested	(452,585)	12.25	$2,430,166
Forfeited	(341,603)	8.83
Outstanding at December 31, 2016	1,524,884	$7.07	$8,935,820
The weighted-average grant-date fair value of restricted stock granted during 2016, 2015 and 2014 was $3.86, $4.76 and $14.77, respectively. The total fair value of restricted stock that vested during 2016, 2015 and 2014 was $2.4 million, $4.7 million and $28.6 million, respectively.
As of December 31, 2016, 435,000 shares of restricted stock issued to employees are unvested, milestone-based shares.
On September 14, 2009, we entered into an employment agreement with Ron Bentsur, our former Chief Executive Officer, which was amended on January 13, 2012, and further amended on September 11, 2013. The agreement, as amended, terminated on May 20, 2015. As of December 31, 2014, Mr. Bentsur had been granted a total of 1,250,000 shares of restricted stock based on the achievement of certain milestone awards described in his employment agreement, all of which had vested as of December 31, 2014.
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
Stock-Based Compensation
The following tables summarize stock-based compensation expense information about equity incentive grants for the years ended December 31, 2016, 2015 and 2014:

	For the years ended December 31,
(in thousands)	2016	2015	2014
Cost of goods sold	$125	$14	$—
Research and development expenses	2,687	3,519	6,379
Selling, general and administrative expenses	11,177	12,967	20,578
	$13,989	$16,500	$26,957

	For the years ended December 31,
(in thousands)	2016	2015	2014
Stock-based compensation expense associated with restricted stock	$4,159	$5,073	$20,031
Stock-based compensation expense associated with stock options	9,830	11,427	6,926
	$13,989	$16,500	$26,957
Stock-based compensation costs capitalized as part of inventory were immaterial for the years ended December 31, 2016 and 2015.

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

Black-Scholes Option Valuation Assumptions	2016	2015	2014
Risk-free interest rates	1.5%	1.7%	1.9%
Dividend yield	—%	—%	—%
Volatility	81.4%	89.2%	103.0%
Weighted-average expected term	6.0 years	6.0 years	6.0 years
The weighted average grant date fair value of options granted was $4.56, $8.47 and $11.81 per option for the years ended December 31, 2016, 2015 and 2014, respectively. We used historical information to estimate forfeitures within the valuation model. As of December 31, 2016, there was $9.1 million and $4.0 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 1.9 years and 1.1 years, respectively. These amounts do not include, as of December 31, 2016, 2,555,000 options outstanding and 435,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones. Stock-based compensation will be measured and recorded if and when it is probable that the milestone will occur.
Sales Agreement
On November 9, 2016, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., as sales agent, or Cantor Fitzgerald, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an aggregate offering price of up to $75.0 million.
We are not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Capital Market to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. Cantor Fitzgerald’s obligations to sell shares under the Sales Agreement are subject to satisfaction of certain conditions. We will pay Cantor Fitzgerald a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares and have agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. We have also agreed to reimburse Cantor Fitzgerald for the reasonable and documented fees and expenses of its outside legal counsel, not to exceed $50,000 in the aggregate, in connection with entering into the Sales Agreement.
We filed a registration statement on Form S-3 (No. 333-214513) which was declared effective by the SEC on December 6, 2016, which includes a prospectus covering the sale of the $75.0 million shares which may be sold by Cantor Fitzgerald under the Sales Agreement. The offering of shares of our common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. We and Cantor Fitzgerald may each terminate the Sales Agreement at any time upon ten days’ prior notice.
NOTE 10 – LICENSE AGREEMENTS
In November 2005, we entered into a license agreement with Panion & BF Biotech, Inc. (“Panion”). Under the license agreement, we acquired the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and marketing of ferric citrate. To date, we have paid an aggregate of $11.6 million of milestone payments to Panion, including $2.0 million paid upon European marketing approval in 2015. In addition, Panion is eligible to receive royalty payments based on a mid-single digit percentage of net sales of ferric citrate.
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
In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, launched in May 2014 and being marketed in Japan by JT’s subsidiary, Torii Pharmaceutical Co., Ltd., under the brand name Riona, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. As a result, we recorded license revenue of $10.0 million in accordance with our revenue recognition policy, which is included in the year ended December 31, 2014. We also receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens, as well as up to an additional $55.0 million upon the achievement of certain annual net sales milestones. In accordance with our revenue recognition policy, royalty revenues are recognized in the quarter that JT and Torii provide their written report and related information to us regarding sales of Riona, which generally will be one quarter following the quarter in which the underlying sales by JT and Torii occurred. For the years ended December 31, 2016 and 2015, we recorded $4.8 million and $3.5 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. We record the associated mid-single digit percentage of net sales royalty expense due Panion, the licensor of ferric citrate, in the same period as the royalty revenue from JT and Torii is recorded. For the years ended December 31, 2016 and 2015, we recorded $2.9 million and $2.1 million, respectively, in license expenses related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan.
NOTE 11 – INCOME TAXES
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable; and therefore, a full valuation allowance is established. The valuation allowance for deferred tax assets was $289.7 million and $232.7 million as of December 31, 2016 and 2015, respectively, an increase of $57.0 million.
As of December 31, 2016, we have U.S. net operating loss (“NOL”) carryforwards of approximately $706.5 million, of which approximately $83.8 million were derived from certain stock option exercises and any such benefit realized will be credited to additional paid in capital. For income tax purposes, these NOLs will expire in the years 2019 through 2035. Due to our various equity transactions, the utilization of certain NOLs could be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provision and/or the separate return limitation year losses limitation.
For the years ended December 31, 2016, 2015 and 2014, we recognized $0.1 million, $0.1 million and $0.7 million, respectively, in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes. Indefinite-lived intangibles are non-monetary assets which are not amortized under GAAP since there is no foreseeable limit to the cash flows provided by them. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the valuation allowance against our deferred tax assets.
The income tax provision consists of the following:

(in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Current:
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—
Deferred:
Federal	73	81	640
State	7	9	60
Total deferred	80	90	700
Total income taxes	$80	$90	$700
Income tax expense differed from amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as follows:

	For the years ended December 31,
(in thousands)	2016	2015	2014
Loss before income taxes, as reported in the consolidated statements of operations	$(161,015)	$(123,055)	$(110,818)
Computed “expected” tax benefit	(54,745)	(41,838)	(37,678)
Increase (decrease) in income taxes resulting from:
Expected (benefit) expense from state & local taxes	(5,222)	(3,991)	(3,594)
Stock-based compensation expense	(17)	(2,328)	(7,178)
Tax impact of derivative liability	—	16,977	—
Permanent differences	3,087	1,445	97
Impact of state NOL carryforward change	—	—	6,726
Prior year true-up	(58)	2,191	70
Change in the balance of the valuation allowance for deferred tax assets allocated to income tax expense	57,035	27,634	42,257
	$80	$90	$700

The significant components of deferred income tax expense (benefit) attributable to loss from operations are as follows:

	For the years ended December 31,
(in thousands)	2016	2015	2014
Deferred tax benefit	$(56,955)	$(44,521)	$(41,557)
Tax impact of derivative liability	—	16,977	0
Increase in the valuation allowance for deferred tax asset	57,035	27,634	42,257
	$80	$90	$700
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below.

(in thousands)	December 31, 2016	December 31, 2015
Deferred tax assets (liabilities):
Net operating loss carryforwards	$255,809	$219,658
Stock-based compensation expense	16,735	13,667
Unrealized / realized loss on securities	—	514
Capitalized inventory	2,044	4,501
Inventory reserves	9,288	—
Research and development	2,087	2,087
Intangible assets due to different amortization methods	2,495	2,702
Tax-deductible goodwill	(870)	(790)
Debt discount	—	(12,748)
Deferred revenue	—	1,313
Other temporary differences	1,241	970
Net deferred tax asset, excluding valuation allowance	288,829	231,874
Less valuation allowance	(289,699)	(232,664)
Net deferred tax liabilities	$(870)	$(790)
We file income tax returns in the U.S federal and various state and local jurisdictions. For federal and state income tax purposes, the 2015, 2014 and 2013 tax years remain open for examination under the normal three year statute of limitations. The statute of limitations for income tax audits in the United States will commence upon utilization of net operating losses and will expire three years from the filing of the tax return.
There was no accrual for uncertain tax positions or for interest and penalties related to uncertain tax positions for 2016, 2015 and 2014. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.
NOTE 12 – OTHER (EXPENSE) INCOME, NET
The components of other (expense) income, net are as follows:

	For the years ended December 31,
(in thousands)	2016	2015	2014
Interest income	$698	$472	$290
Interest expense	(34,209)	(11,357)	—
Other (expense) income, net	(4,741)	(1,102)	121
	$(38,252)	$(11,987)	$411
NOTE 13 – COMMITMENTS AND CONTINGENCIES
As of December 31, 2016, we have known contractual obligations, commitments and contingencies of $135.3 million. The debt obligation in the table below reflects our obligations under the Notes to make a principal payment for the par value of the Notes at maturity. Any future conversion or settlement of the Notes could impact the timing and amount of our potential cash payments under the Notes (see Note 8—Debt). The remaining $10.3 million relates to our operating lease obligations.

(in thousands)	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior notes	$125,000	$—	$—	$125,000	$—
Operating leases	10,305	1,601	4,966	3,738	—
Total	$135,305	$1,601	$4,966	$128,738	$—

We enter into contracts in the normal course of business related to the manufacturing of inventory, consulting services and subscription fees, among others. These contracts generally provide for termination on notice, and therefore are cancelable contracts and are not included in the table of contractual obligations and commitments.
Leases
In April 2015, we signed a lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94-month term that commenced on May 1, 2015. In order to make the space usable for our operations, substantial improvements were made. Our landlord agreed to pay for up to approximately $1.9 million of the improvements, and we bore all additional costs that were incurred. As such, we have determined that we are the owner of the improvements and account for tenant improvements paid by our landlord as a lease incentive. On May 1, 2015, in accordance with ASC 840-20, Operating Leases, we recorded a deferred lease incentive, and an associated receivable from our landlord, for the total amount to be paid by the landlord for improvements. The deferred lease incentive is being amortized as a partial offset to rent expense over the term of the lease, and the receivable was drawn down as cash was received from our landlord. We began occupying the space in November 2015. Improvements made to our leased space have been recorded as fixed assets and will be depreciated over the assets’ useful lives or the remaining lease term, whichever is shorter.
The lease for our New York City office expired on September 30, 2016 and we did not renew our lease.
Total rental expense was approximately $1.9 million, $2.2 million and $1.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. We recognized sublet income of $0.1 million for the year ended December 31, 2014, related to the office sharing agreement which ended in September 2014.
Royalty and Contingent Milestone Payments
Under the license agreement with Panion, we acquired the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and marketing of ferric citrate. To date, we have paid an aggregate of $11.6 million of milestone payments to Panion, including $2.0 million paid upon European marketing approval in 2015. In addition, Panion is eligible to receive royalty payments based on a mid-single digit percentage of net sales of Auryxia in the United States and of Riona in Japan. We record royalties on net U.S. sales of Auryxia in cost of goods sold and royalties on net sales of Riona in license expense.
Litigation
Four purported class action lawsuits have been filed against us and certain of our current and former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur and James Oliviero).  Three of these actions have been filed in the United States District Court for the Southern District of New York, captioned respectively Terrell Jackson v. Keryx Biopharmaceuticals, Inc., et al., No. 1:16-cv-06131 filed on August 2, 2016, Richard J. Erickson v. Keryx Biopharmaceuticals, Inc., et al. No. 1:16-cv-06218, filed on August 4, 2016 and Richard King v. Keryx Biopharmaceuticals, Inc., et al., No. 1:16-cv-06233 on August 5, 2016. The Jackson complaint purports to be brought on behalf of stockholders who purchased our common stock between February 25, 2016 and August 1, 2016, the Erickson complaint purports to be brought on behalf of stockholders who purchased our common stock between March 2, 2016 and July 29, 2016, and the King complaint purports to be brought on behalf of stockholders who purchased our stock between February 25, 2016 and July 29, 2016.  On August 26, 2016, the fourth complaint, captioned Tim Karth v. Keryx Biopharmaceuticals, Inc., et al., No. 1:16-cv-11745, was filed in the United States District Court for the District of Massachusetts, which complaint was subsequently amended.  The Karth complaint purports to be brought on behalf of stockholders who purchased our stock between May 8, 2013 and August 1, 2016. Each complaint generally alleges that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the Company and its business operations and future prospects in light of the August 1, 2016 announcement of an imminent interruption in our supply of Auryxia. Two stockholder derivative complaints were also filed on December 16, 2016 against the Company and certain of its current and former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur and James Oliviero), certain of its current directors (Kevin J. Cameron, Daniel P. Regan, Steven C. Gilman, Michael Rogers and John P. Butler) and its former directors (Michael P. Tarnok, Joseph Feczko, Jack Kaye and Wyche Fowler, Jr.), in the Superior Court of Massachusetts, one captioned Venkat Vara Prasad Malledi v. Keryx Biopharmaceuticals, Inc., et al., No. 16-3865 and one captioned James Anderson v. Keryx Biopharmaceuticals, Inc., et al., No. 16-3866.  Each of these two complaints generally allege that the individual defendants breached their fiduciary duties owed to the Company, unjustly enriched themselves by their actions, abused their control positions with the Company, mismanaged the Company and wasted corporate assets since July 31, 2013 in light of the August 1, 2016 announcement by the Company of an interruption in the supply of the Company’s product Auryxia. All of the complaints seek unspecified damages, interest, attorneys’ fees, and other costs. We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. There is no assurance, however, that we or the other defendants will be successful in our defense of either of these lawsuits or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible losses at this time. A resolution of these lawsuits adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the particular lawsuit is resolved.
NOTE 14 - BUSINESS SEGMENTS
We have determined that we conduct our operations in one business segment: the manufacture, development and commercialization of products for use in treating human diseases. Long-lived assets consist entirely of property, plant and equipment and are located in the United States for all periods presented.

NOTE 15 – QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	2016
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Revenues:
Net U.S. Auryxia product sales	$5,616	$8,279	$5,050	$8,228
License revenue	1,209	1,009	1,287	1,305
Total revenues	6,825	9,288	6,337	9,533
Costs and expenses:
Cost of goods sold	1,071	5,099	18,196	13,437
License expenses	726	605	772	783
Research and development	7,616	7,029	8,674	6,185
Selling, general and administrative	20,809	20,188	20,521	23,035
Total costs and expenses	30,222	32,921	48,163	43,440
Operating loss	(23,397)	(23,633)	(41,826)	(33,907)
Other (expense) income:
Amortization of debt discount	(15,748)	(18,479)	—	—
Other (expense) income, net	(1,799)	(2,519)	150	143
Total other (expense) income:	(17,547)	(20,998)	150	143
Loss before income taxes	(40,944)	(44,631)	(41,676)	(33,764)
Income taxes	20	20	20	20
Net loss	$(40,964)	$(44,651)	$(41,696)	$(33,784)
Basic and diluted net loss per common share*	$(0.39)	$(0.42)	$(0.39)	$(0.32)

	2015
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Revenues:
Net U.S. Auryxia product sales	$422	$1,758	$3,191	$4,770
License revenue	753	756	1,017	$1,013
Total revenues	1,175	2,514	4,208	5,783
Costs and expenses:
Cost of goods sold	76	304	3,065	1,075
License expenses	452	453	611	608
Research and development	9,591	7,963	11,150	7,990
Selling, general and administrative	18,880	20,762	20,205	21,563
Total cost and expenses	28,999	29,482	35,031	31,236
Operating loss	(27,824)	(26,968)	(30,823)	(25,453)
Other income (expense):
Other income (expense), net	107	114	100	(12,308)
Loss before income taxes	(27,717)	(26,854)	(30,723)	(37,761)
Income taxes	22	23	22	23
Net loss	$(27,739)	$(26,877)	$(30,745)	$(37,784)
Basic and diluted net loss per common share*	$(0.28)	$(0.26)	$(0.29)	$(0.36)

*	The aggregate of quarterly computed basic and diluted net loss per common share may not agree with the annual amount due to rounding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 1, 2017

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 1, 2017, and in the capacities indicated:

Signatures	Title

/s/ Gregory P. Madison	Chief Executive Officer and Director
Gregory P. Madison	(principal executive officer)

/s/ Scott A. Holmes	Chief Financial Officer
Scott A. Holmes	(principal financial and accounting officer)

/s/ John P. Butler	Chairman of the Board of Directors
John P. Butler

/s/ Kevin Cameron	Director
Kevin Cameron

/s/ Daniel P. Regan	Director
Daniel P. Regan

/s/ Michael Rogers	Director
Michael Rogers

/s/ Steven Gilman	Director
Steven Gilman

/s/ Michael Heffernan	Director
Michael Heffernan
/s/ Jodie Morrison	Director
Jodie Morrison

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc. dated December 17, 2003, and the Amendment thereto, dated June 18, 2004, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 12, 2004 (File No. 000-30929), and incorporated herein by reference.

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

3.4
Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc. dated May 25, 2016, filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 5, 2016 (File No. 000-30929), and incorporated herein by reference.

3.5
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

4.2
Indenture dated as of October 15, 2015, between Keryx Biopharmaceuticals, Inc. and The Bank of New York Mellon Trust Company, N.A., filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 19, 2015 (File No. 000-30929), and incorporated herein by reference.

10.1†
Keryx Biopharmaceuticals, Inc. 1999 Stock Option Plan, as amended, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003 (File No. 000-30929), and incorporated herein by reference.

10.2†
Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan, filed with the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders on June 10, 2004, filed on April 29, 2004 (File No. 000-30929), and incorporated herein by reference.

10.3†
Amendment to the Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan dated April 11, 2006, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006 (File No. 000-30929), and incorporated herein by reference.

10.4†	2007 Incentive Plan, filed as Annex D to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2007 (File No. 000-30929), and incorporated herein by reference.

10.5†
Keryx Biopharmaceuticals, Inc. Amended and Restated 2013 Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2016 (File No. 000-30929), and incorporated herein by reference.

10.6†
Keryx Biopharmaceuticals, Inc. Fourth Amended and Restated Directors Equity Compensation Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2016 (File No. 000-30929), and incorporated herein by reference.

10.7!
Amended and Restated License Agreement by and between Panion & BF Biotech, Inc. and Keryx Biopharmaceuticals, Inc. dated March 17, 2008, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008 (File No. 000-30929), and incorporated herein by reference.

10.8!
First Amendment to Amended and Restated License Agreement by and between Panion & BF Biotech, Inc. and Keryx Biopharmaceuticals, Inc. dated March 17, 2008, filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009 (File No. 000-30929), and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.9!
Amended and Restated Sub-License Agreement dated June 8, 2009, by and between Keryx Biopharmaceuticals, Inc., Japan Tobacco, Inc. and Japan Torii Pharmaceutical Co. Ltd., filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 12, 2009 (File No. 000-30929), and incorporated herein by reference.

10.10!
Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Norwich Pharmaceuticals, Inc. dated January 17, 2014, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 6, 2014 (File No. 000-30929), and incorporated herein by reference.

10.11!
First Addendum to Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Norwich Pharmaceuticals, Inc. dated October 24, 2014, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 6, 2014 (File No. 000-30929), and incorporated herein by reference.

10.12!
Master Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Patheon Manufacturing Services LLC and certain of its affiliates dated November 12, 2016, and related Product Agreement dated October 5, 2016, and related Product Agreement dated October 12, 2016.

10.13†
Employment Agreement with Gregory P. Madison dated March 10, 2015, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 4, 2015 (File No. 000-30929), and incorporated herein by reference.

10.14†
Employment Agreement with Brian Adams dated April 8, 2014, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 4, 2015 (File No. 000-30929), and incorporated herein by reference.

10.15†
Employment Agreement with John F. Neylan, M.D. dated April 22, 2015, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 4, 2015 (File No. 000-30929), and incorporated herein by reference.

10.16†
Employment Agreement with Scott Holmes dated June 26, 2015, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on July 27, 2015 (File No. 000-30929), and incorporated herein by reference.

10.17†
First Amendment to Employment Agreement with Gregory P. Madison dated October 15, 2015, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on October 29, 2015 (File No. 000-30929), and incorporated herein by reference.

10.18†
First Amendment to Employment Agreement with Brian Adams dated October 15, 2015, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on October 29, 2015 (File No. 000-30929), and incorporated herein by reference.

10.19†
First Amendment to Employment Agreement with Scott Holmes dated October 15, 2015, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on October 29, 2015 (File No. 000-30929), and incorporated herein by reference.

10.20†
First Amendment to Employment Agreement with John F. Neylan, M.D. dated October 15, 2015, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on October 29, 2015 (File No. 000-30929), and incorporated herein by reference.

10.21†	Second Amendment to Employment Agreement with Brian Adams dated December 15, 2016.

10.22†	Second Amendment to Employment Agreement with Scott Holmes dated January 6, 2017.

10.23†	Second Amendment to Employment Agreement with John F. Neylan, M.D. dated January 6, 2017.

10.24†
Employment Agreement with Christine A. Carberry dated January 6, 2017, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 9, 2017 (File No. 000-30929), and incorporated herein by reference.

10.25†
Form of Indemnification Agreement between Keryx Biopharmaceuticals, Inc. and its directors and officers, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 9, 2016 (File No. 000-30929), and incorporated herein by reference.

10.26
Notes Purchase Agreement dated as of October 14, 2015, between Keryx Biopharmaceuticals, Inc. and Baupost Group Securities, L.L.C, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 19, 2015 (File No. 000-30929), and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.27
Registration Rights Agreement dated as of October 15, 2015, between Keryx Biopharmaceuticals, Inc. and Baupost Group Securities, L.L.C., filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on October 19, 2015 (File No. 000-30929), and incorporated herein by reference.

10.28
Controlled Equity OfferingSM Sales Agreement dated November 9, 2016, by and between Keryx Biopharmaceuticals, Inc. and Cantor Fitzgerald & Co., filed as Exhibit 1.2 to the Registrant's Registration Statement on Form S-3, filed on November 9, 2016 (File No. 333-214513), and incorporated herein by reference.

10.29	One Marina Park Drive Office Lease dated April 29, 2015, by and between Keryx Biopharmaceuticals, Inc. and Fallon Cornerstone One MPD LLC.

21.1	List of Subsidiaries.

23.1	Consent of UHY LLP.

24.1	Power of Attorney of Director and Officers of Keryx Biopharmaceuticals, Inc. (included on the signature to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 1, 2017.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 1, 2017.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 1, 2017.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 1, 2017.

101
The following financial information from Keryx Biopharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ (Deficit) Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

______________________________
!    Confidential treatment has been granted or is being sought with respect to the omitted portions of this exhibit.
†    Indicates management contract or compensatory plan or arrangement.