Form 10-Q
period 2017-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2017-07-27
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
There were 118,750,231 shares of the registrant’s common stock, $0.001 par value, outstanding as of July 20, 2017.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Keryx Biopharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$140,527	$111,810
Inventory	18,085	12,681
Accounts receivable, net	8,459	5,236
Other current assets	8,636	3,170
Total current assets	175,707	132,897
Property, plant and equipment, net	4,172	4,211
Goodwill	3,208	3,208
Other assets, net	1,102	1,111
Total assets	$184,189	$141,427
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$30,146	$21,190
Deferred lease incentive, current portion	244	244
Other current liabilities	131	117
Total current liabilities	30,521	21,551
Convertible senior notes	125,000	125,000
Deferred lease incentive, net of current portion	1,140	1,262
Deferred tax liability	909	870
Other liabilities	970	1,040
Total liabilities	158,540	149,723
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (230,000,000 and 180,000,000 shares authorized, 118,584,256 and 105,921,052 shares issued, 118,504,308 and 105,841,104 shares outstanding at June 30, 2017 and December 31, 2016, respectively)	119	106
Additional paid-in capital	970,498	827,053
Treasury stock, at cost, 79,948 shares	(357)	(357)
Accumulated deficit	(944,611)	(835,098)
Total stockholders’ equity (deficit)	25,649	(8,296)
Total liabilities and stockholders’ equity (deficit)	$184,189	$141,427
The accompanying notes are an integral part of these condensed consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Net U.S. Auryxia product sales	$14,116	$8,279	$24,621	$13,895
License revenue	1,028	1,009	2,343	2,218
Total revenues	15,144	9,288	26,964	16,113
Costs and expenses:
Cost of goods sold	4,379	5,099	8,653	6,170
License expenses	617	605	1,406	1,331
Research and development	9,012	7,029	15,776	14,645
Selling, general and administrative	24,986	20,188	48,089	40,997
Total costs and expenses	38,994	32,921	73,924	63,143
Operating loss	(23,850)	(23,633)	(46,960)	(47,030)
Other income (expense):
Amortization of debt discount	(62,965)	(18,479)	(62,965)	(34,226)
Other income (expense), net	338	(2,519)	452	(4,319)
Total other income (expense)	(62,627)	(20,998)	(62,513)	(38,545)
Loss before income taxes	(86,477)	(44,631)	(109,473)	(85,575)
Income taxes	20	20	40	40
Net loss	$(86,497)	$(44,651)	$(109,513)	$(85,615)
Basic and diluted net loss per common share	$(0.77)	$(0.42)	$(1.00)	$(0.81)
Weighted average shares used in computing basic and diluted net loss per common share	112,590,188	105,842,030	109,846,152	105,745,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(109,513)	$(85,615)
Adjustments to reconcile loss to cash flows used in operating activities:
Stock-based compensation expense	7,336	6,846
Amortization of debt discount	62,965	34,226
Change in fair value of derivative liability	(225)	4,718
Depreciation and amortization	459	520
Amortization of deferred lease incentive	(122)	(122)
Write-down of inventory to net realizable value	335	2,736
Cash received from landlord	—	637
Deferred income taxes	39	40
Changes in operating assets and liabilities:
Other current assets	(5,466)	754
Accounts receivable, net	(3,223)	(1,445)
Inventory	(4,683)	(3,808)
Other assets	9	—
Other current liabilities	14	(340)
Accounts payable and accrued expenses	7,988	(1,735)
Deferred revenue	—	(168)
Other liabilities	(70)	158
Net cash used in operating activities	(44,157)	(42,598)
Cash flows from investing activities
Purchases of property, plant and equipment	(420)	(2,040)
Net cash used in investing activities	(420)	(2,040)
Cash flows from financing activities
Proceeds from issuance of common stock, net of commission	73,125	—
Payments for common stock issuance costs	(88)	—
Proceeds from exercise of stock options	257	144
Net cash provided by financing activities	73,294	144
Net increase (decrease) in cash and cash equivalents	28,717	(44,494)
Cash and cash equivalents at beginning of the period	111,810	200,290
Cash and cash equivalents at end of the period	$140,527	$155,796
Non-cash financing activities:
Reclassification of derivative liability to equity	$62,735	$51,404
The accompanying notes are an integral part of these condensed consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.
NOTE 1 – DESCRIPTION OF BUSINESS
We are a commercial stage biopharmaceutical company focused on bringing innovative medicines to people with renal disease. Our long-term vision is to build a leading renal company. Our marketed product, Auryxia® (ferric citrate), which is an orally available, absorbable, iron-based medicine is approved in the United States for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis. Ferric citrate is also approved in Japan under the trade name Riona® and marketed by our Japanese partner, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, and approved in Europe as Fexeric®. We are also investigating the use of ferric citrate for the treatment of iron deficiency anemia, or IDA, in adults with non-dialysis dependent CKD, or NDD-CKD, and, pending potential approval for this indication, plan to leverage our U.S. clinical and commercial infrastructure and treat many more people with CKD. Our vision of building a leading renal company includes expansion of our product portfolio with other medicines that can help patients with kidney disease. We use the brand name Auryxia only when we refer to ferric citrate for use in the approved indication in the United States. We refer to the product as ferric citrate when referring to its investigational use.
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of these interim financial statements have been included. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.
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
Revenue Recognition
Our primary source of revenue during the reporting periods was product sales. We sell product to a limited number of major wholesalers, our Distributors, as well as certain pharmacies, or collectively, our Customers. Our Distributors resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. In accordance with GAAP, our revenue recognition policy requires that: (i) there is persuasive evidence that an arrangement exists between us and the Customer, (ii) delivery has occurred, (iii) collectability is reasonably assured, and (iv) the price is fixed or determinable. In the fourth quarter of 2016, we began to recognize revenue under the pull-through (ex-factory) method based on sales to our Customers as a result of our ability to reasonably estimate product returns based on our prior sales and return history.

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
Our U.S. Auryxia product sales for the three and six months ended June 30, 2017 and 2016 were offset by provisions for allowances and accruals as set forth in the tables below.

(in thousands)	Three months ended June 30, 2017	Percent of gross Auryxia product sales	Three months ended June 30, 2016	Percent of gross Auryxia product sales
Gross Auryxia product sales	$26,029		$12,561
Less provision for product sales allowances and accruals:
Trade allowances	2,463	9%	1,555	12%
Rebates, chargebacks and discounts	8,784	34%	2,543	20%
Product returns	346	2%	—	—
Other incentives(1)	320	1%	184	2%
Total	11,913	46%	4,282	34%
Net U.S. Auryxia product sales	$14,116		$8,279

(1)	Includes co-pay assistance and voucher rebates.

(in thousands)	Six months ended June 30, 2017	Percent of gross Auryxia product sales	Six months ended June 30, 2016	Percent of gross Auryxia product sales
Gross Auryxia product sales	$43,983		$21,185
Less provision for product sales allowances and accruals
Trade allowances	4,228	9%	2,701	13%
Rebates, chargebacks and discounts	14,114	32%	4,221	20%
Product returns	278	1%	—	—
Other incentives(1)	742	2%	368	1%
Total	19,362	44%	7,290	34%
Net U.S. Auryxia product sales	$24,621		$13,895

(1)	Includes co-pay assistance and voucher rebates.
Reclassifications
Certain amounts in the table above for the six months ended June 30, 2017, which also appears in Management's Discussion and Analysis of Financial Condition and Results of Operations, have been reclassified for consistency. Specifically, fees paid to a Customer for the three months ended March 31, 2017 totaling $0.5 million that were included in the caption "Rebates, chargebacks and discounts" were reclassified to the caption "Trade allowances" for the six months ended June 30, 2017. Total product sales allowances for the six months ended June 30, 2017 were not affected.
Basic and Diluted Net Loss Per Common Share
Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options, as their inclusion would be anti-dilutive. The options outstanding as of June 30, 2017 and 2016, which are not included in the computation of net loss per share amounts, were 12,468,869 and 8,869,094, respectively.

The following table presents amounts that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

(in thousands)	June 30, 2017	June 30, 2016
Options to purchase common stock	12,469	8,869
Shares issuable upon conversion of convertible senior notes	33,422	33,422
	45,891	42,291
Concentrations of Credit Risk
We do not have significant off-balance-sheet risk or credit risk concentrations. We primarily maintain our cash and cash equivalents in deposit accounts and institutional money market funds. As of June 30, 2017, approximately $34.4 million of our total $140.5 million cash and cash equivalents balance was invested in institutional money market funds. See Note 3 – Fair Value Measurements.
Our accounts receivable, net at June 30, 2017 and December 31, 2016 represent amounts due to us from customers. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total accounts receivable, net as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Fresenius Medical Care Rx	23%	22%
AmerisourceBergen Drug Corporation	22%	23%
Cardinal Health, Inc.	20%	11%
DaVita Rx	16%	10%
McKesson Corporation	14%	31%
We currently have two suppliers with three approved sites for the supply of Auryxia drug product. We are currently utilizing one of these suppliers at its two approved sites to manufacture Auryxia drug product and are conducting additional development work at the other supplier. If any of our suppliers were to limit or terminate production, or otherwise fail to meet the quality or delivery requirements needed to supply Auryxia at adequate levels, we could experience losses of revenue, which could materially and adversely impact our results of operations.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or the FASB, or other standard setting bodies that we adopt as of the specified effective date.
In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five-step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. The FASB has subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date of January 1, 2018. We expect to adopt these standards using the modified retrospective method. We have identified the customer contracts that are in the scope of these standards and we are in the process of reviewing the contracts. Prior to January 1, 2018, we plan to complete our review of the identified customer contracts as well as our license agreements to determine the impact that these standards will have on our financial position, results of operations and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard may have a material impact on our financial position as it may impact the amount of our assets and liabilities. We are currently evaluating the potential impact that this standard may have on our results of operations.

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
NOTE 3 – FAIR VALUE MEASUREMENTS
The following table provides the fair value measurements of applicable financial assets as of June 30, 2017 and December 31, 2016:

	Financial assets at fair value as of June 30, 2017			Financial assets at fair value as of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$34,373	$—	$—	$107,084	$—	$—
Total assets	$34,373	$—	$—	$107,084	$—	$—

(1)
Cash equivalents as of June 30, 2017 and December 31, 2016 consisted of institutional money market funds. The carrying value of our money market funds approximates fair value due to their short-term maturities.

Debt
In October 2015, we issued $125 million in Convertible Senior Notes, due 2020, or the Notes, in a private financing to funds managed by Baupost Group Securities, L.L.C., or Baupost. As of June 30, 2017 and December 31, 2016, the fair value of the Notes was $242 million and $196 million, respectively, which differs from their carrying value. The fair value of the Notes is influenced by our stock price and stock price volatility. See Note 9 – Debt for additional information on our debt obligations.
NOTE 4 – INVENTORY
Inventory consists of the following at June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Raw materials	$596	$418
Work in process	15,499	11,430
Finished goods	1,990	833
Total inventory	$18,085	$12,681
NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)
2017 Annual Meeting of Stockholders
At our 2017 Annual Meeting of Stockholders held on June 8, 2017, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock to 230,000,000 shares. We filed the amendment with the Secretary of State of the State of Delaware on June 13, 2017.
Change in Stockholders’ Equity (Deficit)
Total stockholders’ equity (deficit) increased by $33.9 million during the six months ended June 30, 2017. This increase was primarily attributable to the proceeds from the issuance of common stock of $73.1 million, the reclassification of the derivative liability related to the Notes to equity of $62.7 million and $7.3 million related to stock-based compensation, partially offset by our net loss of approximately $110 million.

NOTE 6 – STOCK-BASED COMPENSATION EXPENSE
Equity Incentive Plans
As of June 30, 2017, a total of 2,144,634 shares were available for the issuance of stock options or other stock-based awards under our stock option and incentive plans.
Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2017:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2016	8,677,998	$7.28
Granted	4,409,150	5.39
Exercised	(62,802)	4.09
Forfeited or Expired	(555,477)	7.07
Outstanding at June 30, 2017	12,468,869	$6.64
Vested and expected to vest at June 30, 2017	7,531,012	$7.50
Exercisable at June 30, 2017	4,079,875	$8.98
Upon the exercise of stock options, we issue new shares of our common stock. As of June 30, 2017, 4,361,250 options issued to employees are unvested, performance-based options.
Restricted Stock
Certain employees and directors have been awarded restricted stock under our equity incentive plans. The time-vesting restricted stock awards vest primarily over a period of three years. The following table summarizes restricted share activity for the six months ended June 30, 2017:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2016	1,524,884	$7.07
Granted	1,116,275	5.66
Vested	(394,323)	6.00
Forfeited	(90,193)	5.47
Outstanding at June 30, 2017	2,156,643	$6.61
As of June 30, 2017, 435,000 shares of restricted stock issued to employees are unvested, performance-based shares.
Stock-Based Compensation Expense
We incurred $3.7 million and $3.6 million of stock-based compensation expense related to equity incentive grants during the three months ended June 30, 2017 and 2016, respectively and $7.3 million and $6.8 million during the six months ended June 30, 2017 and 2016, respectively. The following table reflects stock-based compensation expense for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Cost of goods sold	$28	$8	$88	$14
Research and development	483	880	1,061	1,585
Selling, general and administrative	3,161	2,665	6,187	5,247
Total stock-based compensation expense	$3,672	$3,553	$7,336	$6,846
Stock-based compensation costs capitalized as part of inventory were immaterial for the three and six months ended June 30, 2017 and 2016.
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
The weighted average grant date fair value of stock options granted during the three months ended June 30, 2017 and 2016 was $4.65 and $5.01, respectively, and during the six months ended June 30, 2017 and 2016 was $3.86 and $3.42, respectively. We used historical information to estimate forfeitures of stock options. As of June 30, 2017, there was $12.3 million and $7.1 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, each of which is expected to be recognized over weighted-average periods of 2.2 years. These amounts do not include 4,361,250 unvested options and 435,000 shares of unvested restricted stock as of June 30, 2017 which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for these awards will be measured and recorded if and when it is probable that the milestone will be achieved.
NOTE 7—LICENSE AGREEMENTS
In November 2005, we entered into a license agreement with Panion & BF Biotech, Inc., or Panion. Under the license agreement, we acquired the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and marketing of ferric citrate. To date, we have paid an aggregate of $11.6 million of milestone payments to Panion. In addition, Panion is eligible to receive royalty payments based on a mid-single digit percentage of net sales of ferric citrate in the licensed territory, as well as a manufacturing fee for product manufactured for use in the licensed territory.
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
In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate launched in May 2014 and is marketed in Japan by Torii under the brand name Riona, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD. Under the terms of the Revised Agreement, we receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens and may also receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones. In accordance with our revenue recognition policy, royalty revenues are recognized in the quarter that JT and Torii provide their written report and related information to us regarding sales of Riona, which generally will be one quarter following the quarter in which the underlying sales by JT and Torii occurred. For each of the three months ended June 30, 2017 and 2016, we recorded $1.0 million in license revenue related to royalties earned on net sales of Riona in Japan. For the six months ended June 30, 2017 and 2016, we recorded $2.3 million and $2.2 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. We record the associated mid-single digit percentage of net sales royalty expense due Panion, the licensor of ferric citrate, in the same period as the royalty revenue from JT and Torii is recorded. For each of the three months ended June 30, 2017 and 2016, we recorded $0.6 million in license expenses related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan. For the six months ended June 30, 2017 and 2016, we recorded $1.4 million and $1.3 million, respectively, in license expenses related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consists of the following at June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Accounts payable	$7,696	$2,225
Accrued compensation and related liabilities	5,709	8,190
Professional, license, and other fees and expenses	6,374	6,159
Commercial rebates, fees and returns	10,367	4,616
Total accounts payable and accrued expenses	$30,146	$21,190

NOTE 9 – DEBT
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
Our outstanding convertible senior notes balance was $125 million as of June 30, 2017 and December 31, 2016.
We determined the expected life of the debt was equal to the period through July 1, 2016, as this represented the earliest point at which a portion of the Notes was initially contingently convertible into cash. Accordingly, for the three and six months ended June 30, 2016 approximately $18.5 million and $34.2 million of interest expense was recognized related to the Notes, all of which was attributable to the amortization of the debt discount.
Following our 2016 Annual Meeting of Stockholders held on May 25, 2016, we filed a certificate of amendment to our certificate of incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of our common stock to allow for the full conversion of the Notes into our common stock. On April 10, 2017, we entered into the First Supplemental Indenture, or the First Supplement, to the Indenture. Under the terms of the First Supplement, the Notes issued under the Indenture were not convertible by the holders thereof until on or after June 8, 2017, except in connection with a “fundamental change” as defined in the Indenture. After June 8, 2017, the Notes are convertible entirely into shares of our common stock or cash depending upon the number of shares of our common stock authorized at the time of such conversion. At our 2017 Annual Meeting of Stockholders held on June 8, 2017, our stockholders ratified the filing and effectiveness of the certificate of amendment filed in May 2016. In addition, at the meeting our stockholders also approved a separate amendment to our certificate of incorporation to increase the number of authorized shares of our common stock to 230,000,000 shares. As a result, the full amount of the Notes is convertible into shares of our common stock. The holders of the Notes may, at their option, convert the Notes until the maturity date thereof.
In accordance with accounting guidance for debt modifications and exchanges, we assessed the terms of the First Supplement and determined that it resulted in a modification. During the three months ended June 30, 2017, we separated the conversion option from the debt instrument and accounted for it separately as a derivative liability, due to the Notes being contingently convertible to cash at the option of Baupost per the terms of the First Supplement. We allocated the proceeds between the debt component and the embedded conversion option (the derivative) by performing a valuation of the derivative as of the date of the First Supplement, which was determined based on the difference between the fair value of the Notes with the conversion option and the fair value of the Notes without the conversion option. The fair value of the derivative liability was recognized as a debt discount and the carrying amount of the convertible senior notes represented the difference between the principal amount of the Notes and the fair value of the derivative liability on the date of the First Supplement. The excess of the principal amount of the debt component over its carrying amount, or debt discount, was amortized to interest expense using the effective interest method over the expected life of the debt. We determined the expected life of the debt was equal to the period through June 8, 2017, as this represented the point at which the Notes was contingently convertible into cash.
In the three and six months ended June 30, 2017, $63.0 million of interest expense was recognized related to the Notes. As of June 30, 2017 and December 31, 2016, the carrying value of the Notes was $125 million, and the fair value of the Notes was $242 million and $196 million, respectively.

NOTE 10 – OTHER INCOME (EXPENSE), NET
The components of other income (expense), net are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Interest income	$118	$185	$235	$387
Other income (expense)	(5)	7	(8)	12
Fair value adjustment to derivative liability	225	(2,711)	225	(4,718)
	$338	$(2,519)	$452	$(4,319)

The fair value adjustment to the derivative liability was recorded in connection with the Notes and related First Supplement. See Note 9 - Debt for additional information.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Commitments
As of June 30, 2017, our contractual obligations and commitments primarily consist of our obligations under non-cancelable leases, the Notes, and various agreements with third parties, including selling, general and administrative, research and development and manufacturing agreements.
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
Four purported class action lawsuits have been filed against us and certain of our current and former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur, and James Oliviero). Three of these actions were filed in the U.S. District Court for the Southern District of New York, captioned respectively Terrell Jackson v. Keryx Biopharmaceuticals, Inc., et al., No. 1:16-cv-06131, filed on August 2, 2016, Richard J. Erickson v. Keryx Biopharmaceuticals, Inc., et al. No. 1:16-cv-06218, filed on August 4, 2016, and Richard King v. Keryx Biopharmaceuticals, Inc., et al., No. 1:16-cv-06233, filed on August 5, 2016. The Jackson complaint purports to be brought on behalf of stockholders who purchased our common stock between February 25, 2016 and August 1, 2016, the Erickson complaint purports to be brought on behalf of stockholders who purchased our common stock between March 2, 2016 and July 29, 2016, and the King complaint purports to be brought on behalf of stockholders who purchased our common stock between February 25, 2016 and July 29, 2016. On August 26, 2016, the fourth complaint, captioned Tim Karth v. Keryx Biopharmaceuticals, Inc., et al., No. 1:16-cv-11745, was filed in the U.S. District Court for the District of Massachusetts, which complaint was subsequently amended. The Karth complaint purports to be brought on behalf of stockholders who purchased our common stock between May 8, 2013 and August 1, 2016. The Jackson, Erickson and King matters were transferred to the U.S. District Court for the District of Massachusetts on April 5, 2017. The Karth plaintiffs have filed a motion to consolidate the actions and the defendants have joined in that motion. The Jackson, Erickson and King plaintiffs are currently challenging the appointment of the Karth plaintiffs as lead plaintiff. Each complaint generally alleges that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning us and our business operations and future prospects in light of the August 1, 2016 announcement of an interruption in our supply of Auryxia. Two stockholder derivative complaints were also filed on December 16, 2016 against us and certain of our current and former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur and James Oliviero), certain of our current directors (Kevin J. Cameron, Daniel P. Regan, Steven C. Gilman, Michael Rogers and John P. Butler) and our former directors (Michael P. Tarnok, Joseph Feczko, Jack Kaye and Wyche Fowler, Jr.), in the Superior Court of Massachusetts, one captioned Venkat Vara Prasad Malledi v. Keryx Biopharmaceuticals, Inc., et al., No. 16-3865 and one captioned James Anderson v. Keryx Biopharmaceuticals, Inc., et al., No. 16-3866.  Each of these two complaints generally allege that the individual defendants breached their fiduciary duties owed to us, unjustly enriched themselves by their actions, abused their control positions with us, mismanaged us and wasted corporate assets since July 31, 2013 in light of our August 1, 2016 announcement by us of an interruption in the supply of the our product Auryxia. On June 27, 2017, the Superior Court granted the parties' motion to consolidate and stay the derivative litigations. All of the complaints seek unspecified damages, interest, attorneys’ fees, and other costs. We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. There is no assurance, however, that we or the other defendants will be successful in our defense of either of these lawsuits or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible losses at this time. A resolution of these lawsuits adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the particular lawsuit is resolved.

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

OVERVIEW
We are a commercial stage biopharmaceutical company focused on bringing innovative medicines to people with renal disease. Our long-term vision is to build a leading renal company. Our marketed product, Auryxia (ferric citrate), which is an orally available, absorbable, iron-based medicine is approved in the United States for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis. Ferric citrate is also approved in Japan under the trade name Riona and marketed by our Japanese partner, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, and approved in Europe as Fexeric. We are also investigating the use of ferric citrate for the treatment of iron deficiency anemia, or IDA, in adults with stage 3-5 non-dialysis dependent CKD, or NDD-CKD, and, pending potential approval for this indication, plan to leverage our U.S. clinical and commercial infrastructure and treat many more people with CKD. Our vision of building a leading renal company includes expansion of our product portfolio with other medicines that can help patients with kidney disease. We use the brand name Auryxia only when we refer to ferric citrate for use in the approved indication in the United States. We refer to the product as ferric citrate when referring to its investigational use.
OUR STRATEGY
Our business is focused on creating long-term stockholder value by bringing differentiated medicines for the treatment of people with kidney disease to the market that provide meaningful benefits to patients and their healthcare providers. The three pathways to our strategy are:
Maximize Auryxia's Potential
We developed and subsequently launched Auryxia in the United States in late December 2014. Auryxia is a non-calcium, non-chewable orally-administered phosphate binder for patients with CKD on dialysis. Auryxia is being marketed in the United States to renal care teams through our specialty salesforce and commercial infrastructure. In the United States, there are approximately 450,000 adult patients with CKD requiring dialysis (referred to as End Stage Renal Disease, or ESRD), including approximately 350,000 adults currently taking a phosphate binder. Our field-based organization is aligned to 95 territories calling on target nephrologists and their associated dialysis centers. We believe strong fundamentals are in place to continue to drive commercial adoption of Auryxia in the dialysis setting.
We also believe that we can maximize the potential of ferric citrate through potential approval of a second indication - the treatment of IDA, NDD-CKD patients. We completed a pivotal Phase 3 clinical trial evaluating ferric citrate for this indication and presented results from this trial to the medical community at the American Society of Nephrology’s Kidney Week 2016 Annual Meeting. The results from this trial were also published online in the Journal of the American Society of Nephrology in January 2017. We submitted a supplemental new drug application, or sNDA, to the U.S. Food and Drug Administration, or FDA, in January 2017 seeking to expand the label for Auryxia to include the treatment of IDA in NDD-CKD patients, which was accepted by the FDA for review in March 2017. A Prescription Drug User Fee Act, or PDUFA, target action date for the FDA's review of this sNDA was set for November 6, 2017, and, if approved, we could potentially make the medicine available to these patients immediately thereafter. We estimate that in the United States, approximately 1.7 million adults under the care of a nephrologist have IDA, NDD-CKD, including approximately 650,000 adults currently being treated by nephrologists for IDA. IDA is common in the NDD-CKD population and the prevalence and severity increases as CKD advances. IDA is symptomatic and can significantly impact quality of life. There is significant literature that correlates anemia with increased risk of heart disease and death. No oral iron medications are currently FDA-approved to treat IDA, NDD-CKD.
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
CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the applicable period. On an ongoing basis, we evaluate our estimates and judgments, including those related to net product revenue, stock-based compensation, accruals for Clinical Research Organizations and Clinical Site Costs, inventory, net accounts receivable and accounting related to goodwill.  We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
For a discussion of our critical accounting estimates, please see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to these critical accounting estimates as described in that Form 10-K.
NEW ACCOUNTING PRONOUNCEMENTS
For a discussion of new accounting standards, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS
Three months ended June 30, 2017 and June 30, 2016
Net U.S. Auryxia Product Sales. For the three months ended June 30, 2017, we recognized $14.1 million in product sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks, as compared with $8.3 million for the three months ended June 30, 2016.

(in thousands)	Three months ended June 30, 2017	Percent of gross Auryxia product sales	Three months ended June 30, 2016	Percent of gross Auryxia product sales
Gross Auryxia product sales	$26,029		$12,561
Less provision for product sales allowances and accruals
Trade allowances	2,463	9%	1,555	12%
Rebates, chargebacks and discounts	8,784	34%	2,543	20%
Product returns	346	2%	—	—
Other incentives(1)	320	1%	184	2%
Total	11,913	46%	4,282	34%
Net U.S. Auryxia product sales	$14,116		$8,279

(1)	Includes co-pay mitigation and voucher rebates.
Gross Auryxia product sales increased for the three months ended June 30, 2017 as compared to the same period in 2016 primarily as a result of an increase in patient prescriptions and related units sold. Provisions for product sales allowances and accruals as a percentage of gross Auryxia product sales for the three months ended June 30, 2017 as compared to the same period in 2016 increased primarily as a result of a higher percentage of sales through government and commercial contracts that receive a larger rebate.
Beginning in the fourth quarter of 2016, we began to recognize revenue under the pull-through (ex-factory) method based on sales to our customers as a result of our ability to reasonably estimate product returns. We expect net Auryxia product sales to increase for the remainder of 2017 as compared to the first half of 2017 as we continue to focus our efforts on expanding the commercialization of Auryxia and continue to gain market share as a result of our selling efforts and broader reimbursement of Auryxia.
License Revenue. For each of the three months ended June 30, 2017 and 2016, we recognized $1.0 million in license revenue on royalty payments from sales of Riona in Japan.
Cost of Goods Sold. For the three months ended June 30, 2017, we recognized $4.4 million in cost of goods sold, as compared to $5.1 million for the three months ended June 30, 2016. This decrease was primarily due to a decrease of inventory write-offs in the 2017 period as compared to the 2016 period, partially offset by additional units sold in the 2017 period as compared to the 2016 period.
License Expenses. For each of the three months ended June 30, 2017 and 2016, we recognized $0.6 million in license expenses related to royalties due to the licensor of Auryxia relating to sales of Riona in Japan.
Research and Development Expenses. Research and development expenses increased by $2.0 million to $9.0 million for the three months ended June 30, 2017, as compared to $7.0 million for the three months ended June 30, 2016. The increase in research and development expenses was primarily due to an increase in process development-related manufacturing costs as we seek to increase our manufacturing capabilities. We expect our research and development expenses will increase for the remainder of 2017 as compared to the six months ended June 30, 2017, due to continued process development-related manufacturing costs, as well as our investments in investigator sponsored research, pediatric study requirements and other clinical trials which we expect will begin in 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.8 million to $25.0 million for the three months ended June 30, 2017, as compared to $20.2 million for the three months ended June 30, 2016. The increase was primarily due to an increase in personnel costs attributable to the continued commercialization of Auryxia. We expect our selling, general and administrative costs to increase slightly for the remainder of 2017 as compared to the six months ended June 30, 2017, due to costs associated with preparing for the potential approval and launch of ferric citrate for the treatment of IDA in patients with stage 3-5 NDD-CKD.
Other income (expense). Other income (expense) for the three months ended June 30, 2017 was $62.6 million in expenses as compared to $21.0 million in expenses for the three months ended June 30, 2016. The increase was primarily due to an increase in the amortization of the debt discount of $44.5 million offset by a change in the fair value adjustment to the derivative liability related to our convertible senior notes of $3.0 million.
Income Taxes. For each of the three months ended June 30, 2017 and 2016, we recognized $20,000 in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes.
Six months ended June 30, 2017 and June 30, 2016
Net U.S. Auryxia Product Sales. For the six months ended June 30, 2017, we recognized $24.6 million in product sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks, as compared with $13.9 million for the six months ended June 30, 2016.

(in thousands)	Six months ended June 30, 2017	Percent of gross Auryxia product sales	Six months ended June 30, 2016	Percent of gross Auryxia product sales
Gross Auryxia product sales	$43,983		$21,185
Less provision for product sales allowances and accruals
Trade allowances	4,228	9%	2,701	13%
Rebates, chargebacks and discounts	14,114	32%	4,221	20%
Product returns	278	1%	—	—
Other incentives(1)	742	2%	368	1%
Total	19,362	44%	7,290	34%
Net U.S. Auryxia product sales	$24,621		$13,895

(1)	Includes co-pay mitigation and voucher rebates.
Gross Auryxia product sales increased for the six months ended June 30, 2017 as compared to the same period in 2016 primarily as a result of an increase in patient prescriptions and related units sold. Provisions for product sales allowances and accruals as a percentage of gross Auryxia product sales for the six months ended June 30, 2017 as compared to the same period in 2016 increased primarily as a result of a higher percentage of sales through government and commercial contracts that receive a larger rebate.
As noted above, beginning in the fourth quarter of 2016, we began to recognize revenue under the pull-through (ex-factory) method based on sales to our customers as a result of our ability to reasonably estimate product returns.
License Revenue. For the six months ended June 30, 2017, we recognized $2.3 million in license revenue on royalty payments from sales of Riona in Japan as compared to $2.2 million for the six months ended June 30, 2016. This increase was due to increased sales by JT and Torii of Riona in Japan.
Cost of Goods Sold. For the six months ended June 30, 2017, we recognized $8.7 million in cost of goods sold, as compared to $6.2 million for the six months ended June 30, 2016. This increase was primarily due to additional units sold during the 2017 period as compared to the 2016 period, partially offset by a decrease of inventory write-offs in the 2017 period as compared to the 2016 period.
License Expenses. For the six months ended June 30, 2017, we recognized $1.4 million in license expenses related to royalties due to the licensor of Auryxia relating to sales of Riona in Japan as compared to $1.3 million for the six months ended June 30, 2016. This increase was due to an increase in sales of Riona in Japan during the 2017 period.

Research and Development Expenses. Research and development expenses increased by $1.2 million to $15.8 million for the six months ended June 30, 2017, as compared to $14.6 million for the six months ended June 30, 2016. The increase in research and development expenses was primarily due to an increase in process development-related manufacturing costs as we seek to increase our manufacturing capabilities, as well as an increase in filing fees related to our submission of the sNDA for ferric citrate in the NDD-CKD setting, which occurred in the first quarter of 2017.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7.1 million to $48.1 million for the six months ended June 30, 2017, as compared to $41.0 million for the six months ended June 30, 2016. The increase was primarily due to an increase in personnel costs attributable to the continued commercialization of Auryxia and costs associated with preparing for the potential approval and launch of ferric citrate for the treatment of IDA in patients with stage 3-5 NDD-CKD.
Other income (expense). Other income (expense) for the six months ended June 30, 2017 was $62.5 million in expenses as compared to $38.5 million in expenses for the six months ended June 30, 2016. The increase was primarily due to an increase in the amortization of the debt discount of $29.0 million offset by a change in the fair value adjustment to the derivative liability related to our convertible senior notes of $5.0 million.
Income Taxes. For each of the six months ended June 30, 2017 and 2016, we recognized $40,000 in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes.
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
In November 2016, we filed a registration statement on Form S-3 (No. 333-214513), which the SEC declared effective on December 6, 2016, which registered the issuance from time to time of up to $250 million of our securities. At that time, we also entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., as sales agent, or Cantor Fitzgerald, pursuant to which we were initially able to offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an aggregate offering price of up to $75.0 million. During the three and six months ended June 30, 2017, we sold 10,753,754 and 11,574,320 shares, respectively, under the Sales Agreement for aggregate net proceeds of $68.0 million and $73.1 million, respectively. The sales during the six months ended June 30, 2017 amounted to the initial $75.0 million issuable pursuant to the Sales Agreement. Shortly after the filing of this report, we intend to file a new prospectus supplement with the SEC relating to the Sales Agreement under which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an additional aggregate offering price of up to $75.0 million. The initial $75.0 million of common stock issued pursuant to the Sales Agreement and the additional $75.0 million of common stock we expect to be issuable pursuant to the Sales Agreement is included as part of the $250 million registered on the registration statement referred to above.
In October 2015, we completed the sale of $125 million of Convertible Senior Notes due 2020, or the Notes, to funds managed by The Baupost Group, L.L.C, or Baupost. See Note 9 – Debt for a description of the Notes. We also entered into a Registration Rights Agreement with the purchasers of the Notes, or the Registration Rights Agreement, pursuant to which we agreed to (i) file a registration statement with the SEC covering the resale of the Notes and the underlying common stock which the Notes are convertible into upon the written request of Baupost, and (ii) use commercially reasonable efforts, subject to receipt of necessary information from all the purchasers of the Notes, to cause the SEC to declare such resale registration statement effective. Further, the Registration Rights Agreement permits Baupost to demand from time to time that we file a shelf Registration Statement pursuant to Rule 415 of the Securities Act from which any number of shelf takedowns may be conducted upon written request from Baupost. In addition, the Registration Rights Agreement provides Baupost certain piggyback registration rights.
As of June 30, 2017, we had $141 million in cash and cash equivalents, as compared to $112 million in cash and cash equivalents at December 31, 2016, representing an increase of $29 million. The increase in cash and cash equivalents was primarily due to net proceeds from sales of our common stock under the Sales Agreement as discussed above, partially offset by cash used to fund operations.
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
Net cash used in operating activities for the six months ended June 30, 2017 was $44.2 million as compared to $42.6 million net cash used in operating activities for the same period in 2016. This increase in net cash used in operating activities was primarily related to an increase in net loss after non-cash adjustments.
Net cash used in investing activities for the six months ended June 30, 2017 was $0.4 million as compared to $2.0 million net cash used in investing activities for the same period in 2016. The net cash used in investing activities for the six months ended June 30, 2017 and 2016 relates to purchases of property, plant and equipment in connection with certain leasehold improvements.
Net cash provided by financing activities for the six months ended June 30, 2017 was $73.3 million as compared to $0.1 million for the same period in 2016. Net cash provided by financing activities for the six months ended June 30, 2017 is attributable to the net proceeds from the issuance of common stock under the Sales Agreement.

OBLIGATIONS AND COMMITMENTS
As of June 30, 2017, our contractual obligations and commitments primarily consist of our obligations under non-cancelable leases, the Notes, and various agreements with third parties, including selling, general and administrative, research and development and manufacturing agreements.
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
Royalty and Contingent Milestone Payments
Under the license agreement with Panion & BF Biotech, Inc., or Panion, we acquired the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and marketing of ferric citrate. As of June 30, 2017, we have paid an aggregate of $11.6 million of milestone payments to Panion, including the $2.0 million paid upon European marketing approval in 2015. In addition, Panion is eligible to receive royalty payments based on a mid-single digit percentage of net sales of Auryxia in the United States and of Riona in Japan. We record royalties on net sales of Auryxia in cost of goods sold and royalties on net sales of Riona in license expense.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of June 30, 2017, our portfolio of financial instruments consists of cash equivalents, which includes money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.
Equity Price Risk
The Notes include conversion provisions that are based on the price of our common stock at conversion or at maturity of the Notes. The fair values of the Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 – Commitments and Contingencies to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
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

KERYX BIOPHARMACEUTICALS, INC.

Date: July 27, 2017	By:	/s/ Scott A. Holmes
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

3.3
Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated June 18, 2013, filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 2, 2013 (File No. 000-30929), and incorporated herein by reference.

3.4
Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated May 25, 2016, filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 5, 2016 (File No. 000-30929), and incorporated herein by reference.

3.5	Certificate of Validation of the filing and effectiveness of the Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated June 13, 2017.

3.6	Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated June 13, 2017.

10.1
First Supplemental Indenture, dated as of April 10, 2017, by and among Keryx Biopharmaceuticals, Inc., The Bank of New York Mellon Trust Company, N.A. and the note holder signatory thereto, to the Indenture, dated as of October 15, 2015, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 10, 2017 (File No. 000-30929), and incorporated herein by reference.

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 27, 2017.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 27, 2017.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 27, 2017.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 27, 2017.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.