Form 10-Q
period 2017-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2017-11-07
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
There were 119,223,490 shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2017.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “project” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	estimates regarding market size and projected growth, as well as our expectation of market acceptance of Auryxia® (ferric citrate), market share and product sales guidance;

•	expectations regarding the commercialization of Auryxia;

•	expectations regarding our ability to successfully launch Auryxia for the treatment of iron deficiency anemia in adults with chronic kidney disease, not on dialysis in the United States;

•	expectations regarding our ability to identify a commercial partner(s) to launch Fexeric® (ferric citrate coordination complex) in the European market;

•	expectations for generating revenue, positive cash flow or becoming profitable on a sustained basis;

•	expectations for our mix of business between private commercial payers and government-sponsored plans;

•	estimates of the sufficiency of our existing cash and cash equivalents to finance our operating requirements;

•	expected losses;

•	expectations for future capital requirements;

•	expectations for increases or decreases in expenses;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Keryx Biopharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$113,999	$111,810
Inventory	26,010	12,681
Accounts receivable, net	9,198	5,236
Other current assets	15,571	3,170
Total current assets	164,778	132,897
Property, plant and equipment, net	4,698	4,211
Goodwill	3,208	3,208
Other assets, net	1,138	1,111
Total assets	$173,822	$141,427
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$36,538	$21,190
Deferred lease incentive, current portion	244	244
Other current liabilities	138	117
Total current liabilities	36,920	21,551
Convertible senior notes	125,000	125,000
Deferred lease incentive, net of current portion	1,078	1,262
Deferred tax liability	930	870
Other liabilities	932	1,040
Total liabilities	164,860	149,723
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (230,000,000 and 180,000,000 shares authorized, 119,224,738 and 105,921,052 shares issued, 119,144,790 and 105,841,104 shares outstanding at September 30, 2017 and December 31, 2016, respectively)	119	106
Additional paid-in capital	977,309	827,053
Treasury stock, at cost, 79,948 shares	(357)	(357)
Accumulated deficit	(968,109)	(835,098)
Total stockholders’ equity (deficit)	8,962	(8,296)
Total liabilities and stockholders’ equity (deficit)	$173,822	$141,427
The accompanying notes are an integral part of these condensed consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Net U.S. Auryxia product sales	$13,597	$5,050	$38,218	$18,945
License revenue	1,399	1,287	3,741	3,505
Total revenues	14,996	6,337	41,959	22,450
Costs and expenses:
Cost of goods sold	5,856	18,196	14,508	24,365
License expense	838	772	2,244	2,103
Research and development	9,275	8,674	25,051	23,320
Selling, general and administrative	22,746	20,521	70,835	61,518
Total costs and expenses	38,715	48,163	112,638	111,306
Operating loss	(23,719)	(41,826)	(70,679)	(88,856)
Other income (expense):
Amortization of debt discount	—	—	(62,965)	(34,226)
Other income (expense), net	241	150	693	(4,169)
Total other income (expense)	241	150	(62,272)	(38,395)
Loss before income taxes	(23,478)	(41,676)	(132,951)	(127,251)
Income taxes	20	20	60	60
Net loss	$(23,498)	$(41,696)	$(133,011)	$(127,311)
Basic and diluted net loss per common share	$(0.20)	$(0.39)	$(1.18)	$(1.20)
Weighted average shares used in computing basic and diluted net loss per common share	118,992,825	105,924,106	112,928,551	105,805,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(133,011)	$(127,311)
Adjustments to reconcile loss to cash flows used in operating activities:
Stock-based compensation expense	10,707	10,563
Amortization of debt discount	62,965	34,226
Change in fair value of derivative liability	(225)	4,718
Depreciation and amortization	689	776
Loss on disposal of fixed assets	—	54
Amortization of deferred lease incentive	(184)	(183)
Write-down of inventory to net realizable value	1,671	16,352
Cash received from landlord	—	637
Deferred income taxes	60	60
Changes in operating assets and liabilities:
Other current assets	(12,382)	(563)
Accounts receivable, net	(3,962)	3,656
Inventory	(11,845)	(2,148)
Other assets	(27)	—
Other current liabilities	21	(355)
Accounts payable and accrued expenses	12,318	(3,313)
Deferred revenue	—	(3,526)
Other liabilities	(108)	105
Net cash used in operating activities	(73,313)	(66,252)
Cash flows from investing activities
Purchases of property, plant and equipment	(1,176)	(2,064)
Net cash used in investing activities	(1,176)	(2,064)
Cash flows from financing activities
Proceeds from issuance of common stock, net of commission	75,722	—
Payments for common stock issuance costs	(102)	—
Proceeds from exercise of stock options	1,058	198
Net cash provided by financing activities	76,678	198
Net increase (decrease) in cash and cash equivalents	2,189	(68,118)
Cash and cash equivalents at beginning of the period	111,810	200,290
Cash and cash equivalents at end of the period	$113,999	$132,172
Non-cash financing activities:
Reclassification of derivative liability to equity	$62,735	$51,404
The accompanying notes are an integral part of these condensed consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.
NOTE 1 – DESCRIPTION OF BUSINESS
We are a commercial stage biopharmaceutical company focused on bringing innovative medicines to people with kidney disease. Our long-term vision is to build a multi-product kidney care company. Our marketed product, Auryxia® (ferric citrate) tablets, is an orally available, absorbable, iron-based medicine. Auryxia is approved by the U.S. Food and Drug Administration, or FDA, for two indications; the medication was originally approved in September 2014 for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis. The FDA approved Auryxia tablets for an additional indication in November 2017 for the treatment of iron deficiency anemia in adults with CKD, not on dialysis. With two FDA-approved indications, we will leverage our U.S. clinical and commercial infrastructure to make Auryxia available to millions of people with CKD. Ferric citrate is also approved in Japan under the trade name Riona® and marketed by our Japanese partner, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, and approved in Europe as Fexeric®. Our vision of building a multi-product kidney care company includes expansion of our product portfolio with other medicines that can help patients with kidney disease.
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of these interim financial statements have been included. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.
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
Revenue Recognition
Our primary source of revenue during the reporting periods was product sales. We sell product to a limited number of major wholesalers, our Distributors, as well as certain pharmacies, or collectively, our Customers. Our Distributors resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. In accordance with GAAP, our revenue recognition policy requires that (i) there is persuasive evidence that an arrangement exists between us and the Customer, (ii) delivery has occurred, (iii) collectability is reasonably assured, and (iv) the price is fixed or determinable. In the fourth quarter of 2016, we began to recognize revenue under the pull-through (ex-factory) method based on sales to our Customers as a result of our ability to reasonably estimate product returns based on our prior sales and product return history.

Prior to the fourth quarter of 2016, we recognized revenue based on the resale of Auryxia for the purposes of filling patient prescriptions, and not based on initial sales from us to our Customers as we did not have sufficient history such that we could reliably estimate product returns based on sales to our Customers. As a result, prior to the fourth quarter of 2016, we deferred Auryxia revenue recognition until the earlier of the product being resold for purposes of filling patient prescriptions and the expiration of the right of return (twelve months after the expiration date of the product). The deferred revenue was recorded net of discounts, rebates, and chargebacks. We also deferred the related cost of product sales and recorded such amounts as finished goods inventory held by others, which was included in inventory on our condensed consolidated balance sheet, until revenue related to such product sales was recognized.
Our U.S. Auryxia product sales for the three and nine months ended September 30, 2017 and 2016 were offset by provisions for allowances and accruals as set forth in the tables below.

(in thousands)	Three months ended September 30, 2017	Percent of gross Auryxia product sales	Three months ended September 30, 2016	Percent of gross Auryxia product sales
Gross Auryxia product sales	$30,620		$8,711
Less provision for product sales allowances and accruals:
Trade allowances	2,894	9%	750	9%
Rebates, chargebacks and discounts	13,251	43%	2,787	32%
Product returns	592	3%	—	—
Other incentives(1)	286	1%	124	1%
Total	17,023	56%	3,661	42%
Net U.S. Auryxia product sales	$13,597		$5,050

(1)	Includes co-pay assistance and voucher rebates.

(in thousands)	Nine months ended September 30, 2017	Percent of gross Auryxia product sales	Nine months ended September 30, 2016	Percent of gross Auryxia product sales
Gross Auryxia product sales	$74,603		$29,896
Less provision for product sales allowances and accruals
Trade allowances	7,122	10%	3,451	12%
Rebates, chargebacks and discounts	27,365	37%	7,008	23%
Product returns	870	1%	—	—
Other incentives(1)	1,028	1%	492	2%
Total	36,385	49%	10,951	37%
Net U.S. Auryxia product sales	$38,218		$18,945

(1)	Includes co-pay assistance and voucher rebates.
Reclassifications
Certain amounts in the table above for the nine months ended September 30, 2017, which also appear in Management's Discussion and Analysis of Financial Condition and Results of Operations, have been reclassified for consistency. Specifically, fees paid to a Customer during the three months ended March 31, 2017 totaling $0.5 million that were included in the caption "Rebates, chargebacks and discounts" were reclassified to the caption "Trade allowances" for the nine months ended September 30, 2017. Total product sales allowances for the nine months ended September 30, 2017 were not affected.
Basic and Diluted Net Loss Per Common Share
Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options, as their inclusion would be anti-dilutive.

The following table presents amounts that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

(in thousands)	September 30, 2017	September 30, 2016
Options to purchase common stock	12,135	8,823
Shares issuable upon conversion of convertible senior notes	33,422	33,422
	45,557	42,245
Concentrations of Credit Risk
We do not have significant off-balance-sheet risk or credit risk concentrations. We primarily maintain our cash and cash equivalents in deposit accounts and institutional money market funds. As of September 30, 2017, approximately $25.9 million of our total $114 million cash and cash equivalents balance was invested in institutional money market funds. See Note 3 – Fair Value Measurements.
Our accounts receivable, net at September 30, 2017 and December 31, 2016 represent amounts due to us from our Customers. We perform ongoing credit evaluations of our Customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total accounts receivable, net as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
McKesson Corporation	24%	31%
Fresenius Medical Care Rx	23%	22%
AmerisourceBergen Drug Corporation	21%	23%
Cardinal Health, Inc.	18%	11%
DaVita Rx	9%	10%
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or the FASB, or other standard setting bodies that we adopt as of the specified effective date.
In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five-step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. The FASB has subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date of January 1, 2018. We expect to adopt these standards using the modified retrospective method. We have identified the customer contracts that are in the scope of these standards, including contracts with our distributors and specialty pharmacies, as well as contracts with third-party payers. We are in the process of reviewing the contracts to assess the potential impact of these standards. Prior to January 1, 2018, we plan to complete our review of the identified customer contracts as well as our license agreements to determine the impact that these standards will have on our financial position, results of operations and disclosures.
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

NOTE 3 – FAIR VALUE MEASUREMENTS
The following table provides the fair value measurements of applicable financial assets as of September 30, 2017 and December 31, 2016:

	Financial assets at fair value as of September 30, 2017			Financial assets at fair value as of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$25,911	$—	$—	$107,084	$—	$—
Total assets	$25,911	$—	$—	$107,084	$—	$—

(1)
Cash equivalents as of September 30, 2017 and December 31, 2016 consisted of institutional money market funds. The carrying value of our money market funds approximates fair value due to their short-term maturities.

Debt
In October 2015, we issued $125 million in Convertible Senior Notes, due 2020, or the Notes, in a private financing to funds managed by Baupost Group Securities, L.L.C., or Baupost. As of September 30, 2017 and December 31, 2016, the fair value of the Notes was $237 million and $196 million, respectively, which differs from their carrying value. The fair value of the Notes is influenced by our stock price and stock price volatility. See Note 9 – Debt for additional information on our debt obligations.
NOTE 4 – INVENTORY
Inventory consists of the following at September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Raw materials	$520	$418
Work in process	22,330	11,430
Finished goods	3,160	833
Total inventory	$26,010	$12,681
NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)
Change in Stockholders’ Equity (Deficit)
Total stockholders’ equity was $9.0 million at September 30, 2017, which is an increase of $17.3 million during the nine months ended September 30, 2017 as compared to stockholders’ deficit at December 31, 2016 of $8.3 million. This increase was primarily attributable to the proceeds from the issuance of common stock of $75.7 million, the reclassification of the derivative liability related to the Notes to equity of $62.7 million and $10.7 million related to stock-based compensation expense, partially offset by our net loss of approximately $133.0 million.

NOTE 6 – STOCK-BASED COMPENSATION EXPENSE
Equity Incentive Plans
As of September 30, 2017, a total of 1,966,235 shares were available for the issuance of stock options or other stock-based awards under our stock option and incentive plans.
Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2017:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2016	8,677,998	$7.28
Granted	4,581,750	5.46
Exercised	(328,575)	3.28
Forfeited or Expired	(796,533)	7.27
Outstanding at September 30, 2017	12,134,640	$6.70
Vested and expected to vest at September 30, 2017	7,227,274	$7.64
Exercisable at September 30, 2017	4,056,699	$9.17
Upon the exercise of stock options, we issue new shares of our common stock. As of September 30, 2017, 4,338,750 options issued to employees are unvested, performance-based options.
Restricted Stock
Certain employees and directors have been awarded restricted stock under our equity incentive plans. The time-vesting restricted stock awards vest primarily over a period of three years. The following table summarizes restricted share activity for the nine months ended September 30, 2017:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2016	1,524,884	$7.07
Granted	1,171,575	5.73
Vested	(513,236)	6.01
Forfeited	(133,638)	5.56
Outstanding at September 30, 2017	2,049,585	$6.67
As of September 30, 2017, 435,000 shares of restricted stock issued to employees are unvested, performance-based shares.
Stock-Based Compensation Expense
We incurred $3.4 million and $3.7 million of stock-based compensation expense related to equity incentive grants during the three months ended September 30, 2017 and 2016, respectively, and $10.7 million and $10.6 million during the nine months ended September 30, 2017 and 2016, respectively. The following table reflects stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Cost of goods sold	$37	$39	$125	$53
Research and development	468	558	1,529	2,143
Selling, general and administrative	2,867	3,120	9,053	8,367
Total stock-based compensation expense	$3,372	$3,717	$10,707	$10,563
Stock-based compensation costs capitalized as part of inventory were immaterial for the three and nine months ended September 30, 2017 and 2016.
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
The weighted average grant date fair value of stock options granted during the three months ended September 30, 2017 and 2016 was $5.14 and $5.94 per share, respectively, and during the nine months ended September 30, 2017 and 2016 was $3.91 and $4.54 per share, respectively. We used historical information to estimate forfeitures of stock options. As of September 30, 2017, there was $10.7 million and $6.3 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 1.7 years and 1.6 years, respectively. These amounts do not include 4,338,750 unvested options and 435,000 shares of unvested restricted stock as of September 30, 2017 which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for these awards will be measured and recorded if and when it is probable that the milestone will be achieved.
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
In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate launched in May 2014 and is marketed in Japan by Torii under the brand name Riona and is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD. Under the terms of the Revised Agreement, we receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens and may also receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones. In accordance with our revenue recognition policy, royalty revenues are recognized in the quarter that JT and Torii provide their written report and related information to us regarding sales of Riona, which generally will be one quarter following the quarter in which the underlying sales by JT and Torii occurred. For the three months ended September 30, 2017 and 2016, we recorded $1.4 million and $1.3 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. For the nine months ended September 30, 2017 and 2016, we recorded $3.7 million and $3.5 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. We record the associated mid-single digit percentage of net sales royalty expense due Panion, the licensor of ferric citrate, in the same period as the royalty revenue from JT and Torii is recorded. For each of the three months ended September 30, 2017 and 2016, we recorded $0.8 million in license expense related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan. For the nine months ended September 30, 2017 and 2016, we recorded $2.2 million and $2.1 million, respectively, in license expense related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan.
NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consists of the following at September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Accounts payable	$6,799	$2,225
Accrued compensation and related liabilities	6,377	8,190
Accrued professional, license, and other fees and expenses	8,106	6,159
Accrued commercial rebates, fees and product returns	15,256	4,616
Total accounts payable and accrued expenses	$36,538	$21,190

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
Further, in connection with the Private Placement, we entered into a Registration Rights Agreement with the purchasers of the Notes, or the Registration Rights Agreement, pursuant to which we agreed to (i) file a registration statement, or the Resale Registration Statement with the Securities and Exchange Commission, or SEC, covering the resale of the Notes and the underlying common stock into which the Notes are convertible upon the written request of Baupost, and (ii) use commercially reasonable efforts, subject to receipt of necessary information from all the purchasers of the Notes, to cause the SEC to declare the Resale Registration Statement effective. Further, the Registration Rights Agreement permits Baupost to demand from time to time that we file a shelf Registration Statement pursuant to Rule 415 of the Securities Act from which any number of shelf takedowns may be conducted upon written request from Baupost. Finally, the Registration Rights Agreement affords Baupost certain piggyback registration rights.
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
At issuance, a portion of the Notes was contingently convertible into cash if our stockholders did not approve an increase in the number of authorized shares of our common stock by July 1, 2016. In accordance with accounting guidance for debt with a conversion option, we separated the conversion option from the debt instrument and accounted for it separately as a derivative liability, due to the Notes initially being partially convertible to cash at the option of Baupost. We allocated the proceeds between the debt component and the embedded conversion option (the derivative) by performing a valuation of the derivative as of the transaction date, which was determined based on the difference between the fair value of the Notes with the conversion option and the fair value of the Notes without the conversion option. The fair value of the derivative liability was recognized as a debt discount and the carrying amount of the convertible senior notes represented the difference between the proceeds from the issuance of the Notes and the fair value of the derivative liability on the date of issuance. The excess of the principal amount of the debt component over its carrying amount, or debt discount, was amortized to interest expense using the effective interest method over the expected life of the debt.
We determined the expected life of the debt was equal to the period through July 1, 2016, as this represented the earliest point at which a portion of the Notes was initially contingently convertible into cash. Accordingly, for the nine months ended September 30, 2016, approximately $34.2 million of interest expense was recognized related to the Notes, all of which was attributable to the amortization of the debt discount.
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
In the nine months ended September 30, 2017 and 2016, $63.0 million and $34.2 million, respectively, of interest expense was recognized related to the Notes. As of September 30, 2017 and December 31, 2016, the balance of the Notes and the carrying value of the Notes was $125 million, and the fair value of the Notes was $237 million and $196 million, respectively.

NOTE 10 – OTHER INCOME (EXPENSE), NET
The components of other income (expense), net are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Interest income	$240	$169	$475	$556
Other income (expense)	1	(19)	(7)	(7)
Fair value adjustment to derivative liability	—	—	225	(4,718)
	$241	$150	$693	$(4,169)
The fair value adjustment to the derivative liability was recorded in connection with the Notes and related First Supplement. See Note 9 - Debt for additional information.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Commitments
As of September 30, 2017, our contractual obligations and commitments primarily consist of our obligations under non-cancelable leases, the Notes and various agreements with third parties, including selling, general and administrative, research and development and manufacturing agreements.
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
The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in this report. See also the “Special Cautionary Notice Regarding Forward-Looking Statements” set forth at the beginning of this report.
You should read the following discussion and analysis in conjunction with the unaudited condensed consolidated financial statements, and the related footnotes thereto, appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

OVERVIEW
We are a commercial stage biopharmaceutical company focused on bringing innovative medicines to people with kidney disease. Our long-term vision is to build a multi-product kidney care company. Our marketed product, Auryxia (ferric citrate) tablets, is an orally available, absorbable, iron-based medicine. Auryxia is approved by the U.S. Food and Drug Administration, or FDA, for two indications; the medication was originally approved in September 2014 for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis. The FDA approved Auryxia tablets for an additional indication in November 2017 for the treatment of iron deficiency anemia in adults with CKD, not on dialysis. With two FDA-approved indications, we will leverage our U.S. clinical and commercial infrastructure to make Auryxia available to millions of people with CKD. Ferric citrate is also approved in Japan under the trade name Riona and marketed by our Japanese partner, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, and approved in Europe as Fexeric. Our vision of building a multi-product kidney care company includes expansion of our product portfolio with other medicines that can help patients with kidney disease.
RECENT DEVELOPMENTS
On November 6, 2017, the FDA approved Auryxia for the treatment of iron deficiency anemia in adults with CKD, not on dialysis. The approval of Auryxia for a second indication significantly increases the number of patients in the United States that can benefit from Auryxia. Upon receipt of this approval, we made Auryxia available to these patients and we plan to leverage our existing U.S. commercial infrastructure to sell Auryxia in this indication.
OUR STRATEGY
Our business is focused on creating long-term stockholder value by bringing differentiated medicines for the treatment of people with kidney disease to the market that provide meaningful benefits to patients and their healthcare providers. The three pathways to our strategy are:
Maximize Auryxia's Potential
We developed and subsequently launched Auryxia in the United States in late December 2014. Auryxia is approved by the FDA for two indications. It is a non-calcium, non-chewable, orally-administered phosphate binder for patients with CKD on dialysis; Auryxia is also approved for treatment of iron deficiency anemia in adults with CKD, not on dialysis. Auryxia is the first FDA-approved oral iron medication to treat iron deficiency anemia in CKD patients, not on dialysis. Auryxia is being marketed in the United States to nephrologists and renal care teams through our specialty salesforce and commercial infrastructure. In the United States, there are approximately 450,000 adult patients with CKD requiring dialysis (referred to as End Stage Renal Disease, or ESRD), including approximately 350,000 adults currently taking a phosphate binder. We estimate that in the United States, approximately 1.7 million adults under the care of a nephrologist have iron deficiency anemia, not on dialysis, including approximately 650,000 adults currently being treated by nephrologists for iron deficiency anemia. Iron deficiency anemia is common in the non-dialysis population and the prevalence and severity increases as CKD advances. Iron deficiency anemia is symptomatic and can significantly impact quality of life. There is significant literature that correlates anemia with increased risk of heart disease and death. Our field-based organization is aligned to 95 territories calling on target nephrologists and their associated dialysis centers. We believe strong fundamentals are in place to drive commercial adoption of Auryxia in the dialysis setting and maximize the potential of Auryxia as a treatment of iron deficiency anemia in adults with CKD, not on dialysis.
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
Manage Growth and Talent
We are committed to creating a culture of success and continue to engage a workforce of high-quality and talented people to support our potential growth.

Financial Performance Overview
Net U.S. Auryxia product sales represents the gross product sales of Auryxia in the United States less provisions for product sales allowances and accruals. These provisions include trade allowances, rebates, chargebacks and discounts, product returns and other incentives.
Our license revenue consists of license fees, royalties, and milestone payments arising from our agreement with JT and Torii. Royalty revenue consists of royalties received from JT and Torii on net sales of Riona in Japan. Based on our agreement with JT and Torii, and in accordance with our revenue recognition policy described below, royalty revenues are recognized in the quarter that JT and Torii provide their written report and related information to us regarding sales of Riona, which generally will be one quarter following the quarter in which the underlying sales by JT and Torii occurred.
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
Our license expense consists of royalties due to the licensor of Auryxia related to our license agreement with JT and Torii. License expense is recognized in the same period as the license revenue is recorded.
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
Even though our trials demonstrated that Auryxia is effective in the control of serum phosphorus levels in patients with CKD on dialysis and treating iron deficiency anemia in certain patients in the non-dialysis setting, there is no guarantee that we will be able to record meaningful commercial sales of Auryxia in the future or become profitable. In addition, we expect losses to continue as we continue to fund the development and commercialization of Auryxia, including, but not limited to, building of inventory, commercial activities, ongoing and additional clinical trials, and the potential acquisition and development of additional drugs or drug candidates in the future. As we continue our development efforts, we may enter into additional third-party collaborative agreements and may incur additional expenses, such as licensing fees and milestone payments. As a result, our quarterly results may fluctuate and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.
GENERAL CORPORATE
We have devoted substantially all of our efforts to the identification, in-licensing, development and partnering of drug candidates, as well as pre-commercial/commercial activities related to Auryxia, and have incurred negative cash flow from operations each year since our inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our product development efforts, our clinical trials, commercial, partnership and licensing activities. Prior to the U.S. launch of Auryxia in late December 2014, we had not commercialized any drug. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain any additional regulatory approvals which we may seek for our drug, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from our drug.

CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the applicable period. On an ongoing basis, we evaluate our estimates and judgments, including those related to net product revenue and related reserves, stock-based compensation, accruals for clinical research organizations and clinical site costs, inventory, net accounts receivable and accounting related to goodwill.  We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

RESULTS OF OPERATIONS
Three months ended September 30, 2017 and September 30, 2016
Net U.S. Auryxia Product Sales. For the three months ended September 30, 2017, we recognized $13.6 million in product sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks, as compared with $5.1 million for the three months ended September 30, 2016.

(in thousands)	Three months ended September 30, 2017	Percent of gross Auryxia product sales	Three months ended September 30, 2016	Percent of gross Auryxia product sales
Gross Auryxia product sales	$30,620		$8,711
Less provision for product sales allowances and accruals
Trade allowances	2,894	9%	750	9%
Rebates, chargebacks and discounts	13,251	43%	2,787	32%
Product returns	592	3%	—	—
Other incentives(1)	286	1%	124	1%
Total	17,023	56%	3,661	42%
Net U.S. Auryxia product sales	$13,597		$5,050

(1)	Includes co-pay mitigation and voucher rebates.
Gross Auryxia product sales increased for the three months ended September 30, 2017 as compared to the same period in 2016 primarily as a result of an increase in patient prescriptions and related units sold, partially offset by a higher gross-to-net adjustment. Provisions for product sales allowances and accruals as a percentage of gross Auryxia product sales for the three months ended September 30, 2017 as compared to the same period in 2016 increased primarily as a result of a higher percentage of sales through government (Medicare Part D) contracts that generally receive a larger rebate. Our gross-to-net adjustments may increase depending on our mix of business between Medicare Part D and commercial payers as well as the portion of our business coming from the use of Auryxia as a treatment for hyperphosphatemia as compared to the portion of our business coming from the use of Auryxia as a treatment for iron deficiency anemia.
Beginning in the fourth quarter of 2016, we began to recognize revenue under the pull-through (ex-factory) method based on sales to our customers as a result of our ability to reasonably estimate product returns.
License Revenue. For the three months ended September 30, 2017 and 2016, we recognized $1.4 million and $1.3 million, respectively, in license revenue on royalty payments from sales of Riona in Japan.
Cost of Goods Sold. For the three months ended September 30, 2017, we recognized $5.9 million in cost of goods sold, as compared to $18.2 million for the three months ended September 30, 2016. This decrease was primarily due to a decrease of $12.7 million in inventory write-offs in the 2017 period as compared to the 2016 period, partially offset by additional units sold in the 2017 period as compared to the 2016 period.
License Expense. For each of the three months ended September 30, 2017 and 2016, we recognized $0.8 million in license expense related to royalties due to the licensor of Auryxia relating to sales of Riona in Japan.
Research and Development Expenses. Research and development expenses increased by $0.6 million to $9.3 million for the three months ended September 30, 2017, as compared to $8.7 million for the three months ended September 30, 2016. The increase in research and development expenses was primarily due to an increase in process development-related manufacturing costs as we seek to increase our manufacturing capabilities, as well as clinical trial costs related to the treatment of iron deficiency anemia patients. We expect our research and development expenses will increase for the remainder of 2017 as compared to the three months ended September 30, 2017, due to continued process development-related manufacturing costs, as well as our investments in investigator sponsored research and other clinical trial costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.2 million to $22.7 million for the three months ended September 30, 2017, as compared to $20.5 million for the three months ended September 30, 2016. The increase was primarily due to an increase in personnel costs attributable to the continued commercialization of Auryxia, as well as costs associated with preparing for the approval and launch of Auryxia for the treatment of iron deficiency anemia in adults with CKD, not on dialysis. We expect our selling, general and administrative costs to increase slightly for the remainder of 2017 as compared to the three months ended September 30, 2017, due to costs associated with supporting the launch of Auryxia for the treatment of iron deficiency anemia.
Other income (expense). Other income (expense) for each of the three months ended September 30, 2017 and September 30, 2016 was $0.2 million in income.
Income Taxes. For each of the three months ended September 30, 2017 and 2016, we recognized $20,000 in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes.

Nine months ended September 30, 2017 and September 30, 2016
Net U.S. Auryxia Product Sales. For the nine months ended September 30, 2017, we recognized $38.2 million in product sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks, as compared with $18.9 million for the nine months ended September 30, 2016.

(in thousands)	Nine months ended September 30, 2017	Percent of gross Auryxia product sales	Nine months ended September 30, 2016	Percent of gross Auryxia product sales
Gross Auryxia product sales	$74,603		$29,896
Less provision for product sales allowances and accruals
Trade allowances	7,122	10%	3,451	12%
Rebates, chargebacks and discounts	27,365	37%	7,008	23%
Product returns	870	1%	—	—
Other incentives(1)	1,028	1%	492	2%
Total	36,385	49%	10,951	37%
Net U.S. Auryxia product sales	$38,218		$18,945

(1)	Includes co-pay mitigation and voucher rebates.
Gross Auryxia product sales increased for the nine months ended September 30, 2017 as compared to the same period in 2016 primarily as a result of an increase in patient prescriptions and related units sold, partially offset by a higher gross-to-net adjustment. Provisions for product sales allowances and accruals as a percentage of gross Auryxia product sales for the nine months ended September 30, 2017 as compared to the same period in 2016 increased primarily as a result of a higher percentage of sales through government (Medicare Part D) contracts that generally receive a larger rebate.
As noted above, beginning in the fourth quarter of 2016, we began to recognize revenue under the pull-through (ex-factory) method based on sales to our customers as a result of our ability to reasonably estimate product returns.
License Revenue. For the nine months ended September 30, 2017, we recognized $3.7 million in license revenue on royalty payments from sales of Riona in Japan as compared to $3.5 million for the nine months ended September 30, 2016. This increase was due to increased sales by JT and Torii of Riona in Japan.
Cost of Goods Sold. For the nine months ended September 30, 2017, we recognized $14.5 million in cost of goods sold, as compared to $24.4 million for the nine months ended September 30, 2016. This decrease was primarily due to a decrease of $14.7 million in inventory write-offs in the 2017 period as compared to the 2016 period, partially offset by additional units sold during the 2017 period as compared to the 2016 period.
License Expense. For the nine months ended September 30, 2017, we recognized $2.2 million in license expense related to royalties due to the licensor of Auryxia relating to sales of Riona in Japan as compared to $2.1 million for the nine months ended September 30, 2016. This increase was due to an increase in sales of Riona in Japan during the 2017 period.
Research and Development Expenses. Research and development expenses increased by $1.8 million to $25.1 million for the nine months ended September 30, 2017, as compared to $23.3 million for the nine months ended September 30, 2016. The increase in research and development expenses was primarily due to an increase in process development-related manufacturing costs as we seek to increase our manufacturing capabilities, as well as an increase in filing fees in the first quarter of 2017 related to our submission of the supplemental new drug application to the FDA for Auryxia.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9.3 million to $70.8 million for the nine months ended September 30, 2017, as compared to $61.5 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in personnel costs attributable to the continued commercialization of Auryxia and costs associated with preparing for the approval and launch of Auryxia for the treatment of iron deficiency anemia in adults with CKD, not on dialysis.
Other income (expense). Other income (expense) for the nine months ended September 30, 2017 was $62.3 million in expense as compared to $38.4 million in expense for the nine months ended September 30, 2016. The increase was primarily due to an increase in the amortization of the debt discount of $29.0 million offset by a change in the fair value adjustment to the derivative liability related to our convertible senior notes of $5.0 million.
Income Taxes. For each of the nine months ended September 30, 2017 and 2016, we recognized $60,000 in income tax expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes.
LIQUIDITY AND CAPITAL RESOURCES
Our major sources of cash have been proceeds from various public and private offerings of our common stock, the issuance of convertible senior notes, from the upfront and milestone payments from our agreement with JT and Torii, sales of Auryxia, option and warrant exercises, interest income, and miscellaneous payments from our other prior licensing activities. The commercial launch of our product, Auryxia, occurred in late December 2014 and we began to recognize revenue from the sales of Auryxia in 2015. On November 6, 2017, the FDA approved Auryxia for the treatment of iron deficiency anemia in adults with CKD, not on dialysis, expanding the number of patients which can benefit from Auryxia. Even if we successfully commercialize Auryxia, including in the non-dialysis setting, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain any additional regulatory approvals which we may seek for our drug, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug alone or in partnership. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from Auryxia.
In November 2016, we filed a registration statement on Form S-3 (No. 333-214513), which the Securities and Exchange Commission, or SEC, declared effective on December 6, 2016, which registered the issuance from time to time of up to $250 million of our securities. At that time, we also entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., as sales agent, or Cantor Fitzgerald, pursuant to which we were initially able to offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an aggregate offering price of up to $75.0 million. During the six months ended June 30, 2017, we sold 11,574,320 shares under the Sales Agreement for aggregate net proceeds of $73.1 million. The sales during the six months ended June 30, 2017 amounted to the initial $75.0 million issuable pursuant to the Sales Agreement. In July 2017, we filed a new prospectus supplement with the SEC relating to the Sales Agreement under which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an additional aggregate offering price of up to $75.0 million. During the three months ended September 30, 2017, we sold 362,854 shares under the Sales Agreement for aggregate net proceeds of $2.6 million. The initial $75.0 million of common stock issued pursuant to the Sales Agreement and the additional $75.0 million of common stock is included as part of the $250 million registered on the registration statement referred to above.
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
As of September 30, 2017, we had $114 million in cash and cash equivalents, as compared to $112 million in cash and cash equivalents at December 31, 2016, representing an increase of $2.0 million. The increase in cash and cash equivalents was primarily due to net proceeds from sales of our common stock under the Sales Agreement as discussed above, partially offset by cash used to fund operations.
We currently expect that our existing capital resources, future anticipated cash flows from product sales and the funds from future financings will be sufficient to execute our current business objectives. The actual amount of cash that we will need to operate our business is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia and the timing and magnitude of cash received from product sales, the timing and expenditures associated with the build-up of inventory and capacity expansion, and the timing, design and conduct of any further clinical trials for Auryxia. As a result of these factors, we will need to seek additional financing to provide the cash necessary to execute our current operations, including beyond commercializing Auryxia, and to develop and commercialize any drugs or drug candidates we may in-license or acquire. For a detailed discussion regarding the risks and uncertainties related to our liquidity and capital resources, please refer to our Risk Factor, “Our existing capital resources may not be adequate to finance our operating cash requirements for the length of time that we have estimated” and the other risk factors contained in this report.
Net cash used in operating activities for the nine months ended September 30, 2017 was $73.3 million as compared to $66.3 million net cash used in operating activities for the same period in 2016. This increase in net cash used in operating activities was primarily related to an increase in net loss after non-cash adjustments, as well as increases in prepaid manufacturing costs and purchases of inventory.
Net cash used in investing activities for the nine months ended September 30, 2017 was $1.2 million as compared to $2.1 million net cash used in investing activities for the same period in 2016. The net cash used in investing activities for the nine months ended September 30, 2017 and 2016 relates to purchases of property, plant and equipment in connection with certain leasehold improvements.
Net cash provided by financing activities for the nine months ended September 30, 2017 was $76.7 million as compared to $0.2 million for the same period in 2016. Net cash provided by financing activities for the nine months ended September 30, 2017 is attributable to the net proceeds from the issuance of common stock under the Sales Agreement.

OBLIGATIONS AND COMMITMENTS
As of September 30, 2017, our contractual obligations and commitments primarily consist of our obligations under non-cancelable leases, the Notes, and various agreements with third parties, including selling, general and administrative, research and development and manufacturing agreements.
There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Leases
In April 2015, we signed a lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94-month term that commenced on May 1, 2015. In order to make the space usable for our operations, substantial improvements were made. Our landlord agreed to pay for up to approximately $1.9 million of the improvements, and we bore all additional costs that were incurred. As such, we have determined that we are the owner of the improvements and account for tenant improvements paid by our landlord as a lease incentive. On May 1, 2015, in accordance with the Financial Accounting Standards Board's Accounting Standards Codification 840-20, Operating Leases, we recorded a deferred lease incentive, and an associated receivable from our landlord, for the total amount to be paid by the landlord for improvements. The deferred lease incentive is being amortized as a partial offset to rent expense over the term of the lease, and the receivable was drawn down as cash was received from our landlord. We began occupying the space in November 2015. Improvements made to our leased space have been recorded as fixed assets and will be amortized over the assets’ useful lives or the remaining lease term, whichever is shorter.
Royalty and Contingent Milestone Payments
Under the license agreement with Panion & BF Biotech, Inc., or Panion, we acquired the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and marketing of ferric citrate. As of September 30, 2017, we have paid an aggregate of $11.6 million of milestone payments to Panion, including the $2.0 million paid upon European marketing approval in 2015. In addition, Panion is eligible to receive royalty payments based on a mid-single digit percentage of net sales of Auryxia in the United States and of Riona in Japan. We record royalties on net sales of Auryxia in cost of goods sold and royalties on net sales of Riona in license expense.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of September 30, 2017, our portfolio of financial instruments consists of cash equivalents, which includes money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of September 30, 2017, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Risks related to our business and industry
We have a limited operating history as a commercial-stage company and have incurred substantial operating losses since our inception. We expect to continue to incur losses in the future and may never become profitable.
We have a limited operating history as a commercial-stage company. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2017, we had an accumulated deficit of $968.1 million. As we continue our research and development and commercial efforts, we may incur increasing losses. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from our drug, Auryxia. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain any additional regulatory approvals that we may seek for our drug, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug.
We are highly dependent on the commercial success of Auryxia in the United States for the foreseeable future and as a result we may be unable to attain profitability and positive cash flow from operations.
In September 2014, the U.S. Food and Drug Administration, or FDA, approved Auryxia for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis and in November 2017, the FDA approved Auryxia for the treatment of iron deficiency anemia in adults with CKD, not on dialysis. The commercial success of Auryxia will depend on a number of factors, including:

•	the effectiveness of Auryxia as a treatment for adult patients with CKD on dialysis and for iron deficiency anemia in adults with CKD, not on dialysis;

•	the adoption of Auryxia by physicians, which depends on whether physicians view it as a safe and effective treatment for their patients;

•	our ability to successfully launch Auryxia in the newly approved indication of iron deficiency anemia in adults with CKD, not on dialysis;

•	the effectiveness of the sales, managed markets and marketing efforts by us and our competitors;

•	our ability to continue to supply Auryxia to the market without interruption;

•	our ability to identify reliable suppliers and successfully manufacture Auryxia;

•	our ability to continue to grow Auryxia product sales following the resupply of Auryxia to the market following the recent interruption in its supply;

•	the size of the treatable patient population;

•
our ability to both secure and maintain adequate reimbursement for, and optimize patient access to Auryxia by providing third-party payers with a strong value proposition and the benefits of Auryxia to patients;

•	our mix of business between private commercial payers and government-sponsored plans;

•	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas, associated with Auryxia;

•	our ability to obtain and maintain strong intellectual property protection for Auryxia; and

•	the development or commercialization of competing products.
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
We currently have limited experience as a company in sales and marketing and with respect to pricing and obtaining adequate third-party reimbursement for drugs. In order to market Auryxia, including in the newly approved indication of iron deficiency anemia in adults with CKD, not on dialysis, we intend to continue to expand our marketing organization and hire additional sales representatives, which will require substantial effort and significant management and financial resources. We will need to devote significant effort, in particular, to recruiting individuals with experience in the sales and marketing of pharmaceutical products. Competition for personnel with these skills is intense and may be particularly difficult for us as no oral drug has previously been specifically marketed for the treatment of iron deficiency anemia in patients with CKD, not on dialysis.
Approval of Fexeric (ferric citrate coordination complex) in the European Union does not ensure successful commercialization and reimbursement.
On September 23, 2015, the European Commission, or EC, approved Fexeric (ferric citrate coordination complex) for the control of elevated serum phosphorus levels, or hyperphosphatemia, in adult patients with CKD, including pre-dialysis and dialysis patients. The EC also considered ferric citrate coordination complex as a New Active Substance, or NAS, which provides 10 years of data and marketing exclusivity in the European Union, or EU.
We are not currently marketing Fexeric in the EU, however, we are seeking potential partners to commercialize Fexeric in the EU. We cannot assure you that we will be able to find a commercialization partner in the EU or that we will be able to agree to acceptable terms with any partner to launch and commercialize Fexeric in the EU. If we do not begin to market Fexeric in the EU by September 23, 2018, the EC may withdraw its approval of Fexeric.
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
The most commonly reported adverse reactions in the clinical trials that supported the approval of Auryxia for CKD on dialysis in the United States included diarrhea (21%), discolored feces (19%), nausea (11%), constipation (8%), vomiting (7%), and cough (6%). Gastrointestinal adverse reactions were the most common reason for discontinuing Auryxia (14%) in clinical trials for that indication. The most commonly reported adverse reactions in the clinical trials that supported the approval of Auryxia in the United States for iron deficiency anemia in adults with CKD, not on dialysis included discolored feces (22%), diarrhea (21%), constipation (18%), nausea (10%), abdominal pain (5%) and hyperkalemia (5%). Diarrhea was the most common reason for discontinuing Auryxia (2.6%) in clinical trials for the iron deficiency anemia in adults with CKD, not on dialysis indication. If we or others identify previously unknown side effects, if known side effects are more frequent or severe than in the past, if we or others detect unexpected safety signals for Auryxia or any products perceived to be similar to Auryxia, or if any of the foregoing are perceived to have occurred, then:

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
Furthermore, as we explore development opportunities to enhance the clinical profile of Auryxia, any clinical trials conducted, if successful, may expand the patient populations treated with Auryxia within or outside of its current indications or patient populations, which could result in the identification of previously unknown side effects, increased frequency or severity of known side effects, or detection of unexpected safety signals.  In addition, as Auryxia is commercialized, we expect it will be used in wider populations and in less rigorously controlled environments than in clinical studies. As a result, regulatory authorities, healthcare practitioners, third-party payers or patients may perceive or conclude that the use of Auryxia is associated with serious adverse effects, undermining our commercialization efforts.
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
Our ability to conduct clinical trials, manufacture and commercialize our drug will depend on the ability of such third parties to manufacture our drug on a large scale at a competitive cost and in accordance with the current good manufacturing practices, or cGMPs, and other regulatory requirements, including requirements from federal, state and local environmental and safety regulatory agencies and foreign regulatory requirements, if applicable. Significant scale-up of manufacturing may result in unanticipated technical challenges and will require validation studies that are subject to FDA inspection. Scale-up and technology transfer activities can be complex, and insufficient process knowledge can result in a poorly scaled up process with inadequate process control. A lack of process control can lead to increased deviations during the manufacturing process, out of specification test results, batch rejection and the possible distribution of drug products that do not conform to predetermined specifications. In addition, a variety of factors can affect a contract manufacturer’s qualifications to produce acceptable product, including deficiencies in the contractor’s quality unit, lack of training, a shortage of qualified personnel, capacity constraints and changes in the contractor’s commercial or quality related priorities. Any of these difficulties, if they occur, and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to an interruption in the supply of our drug to the market, particularly given that some of the third parties we intend to employ in the manufacturing process are single source providers. As a result of the large quantity of materials required for Auryxia production and the large quantities of Auryxia that is required for our commercial success, the commercial viability of Auryxia will also depend on adequate supply of starting materials that meet quality, quantity and cost standards and the ability of our contract manufacturers to continually produce the active pharmaceutical ingredient, or API, and finished drug product on a commercial scale. Failure to achieve and maintain these levels of supply can jeopardize and prevent the successful commercialization of the product. Moreover, issues that may arise in our scale-up and technology transfer of Auryxia and continued commercial scale manufacture of Auryxia may lead to significant delays in our development and commercial timelines and negatively impact our financial performance. For example, a production-related issue resulted in an interruption in the supply of Auryxia in the third and fourth quarters of 2016. This supply interruption negatively impacted our revenues in 2016. Although we have resolved this supply interruption and taken steps designed to prevent future interruptions in the supply of Auryxia, any additional supply interruptions would negatively and materially impact our reputation and financial condition.
We currently have multiple suppliers of Auryxia’s API and two suppliers with three approved sites for the supply of Auryxia drug product. We are currently utilizing one of these suppliers at its two approved sites to manufacture Auryxia drug product, are working with this supplier to have a third site approved and are conducting additional development work at the other supplier. If any of our suppliers were to limit or terminate production, or otherwise fail to meet the quality or delivery requirements needed to supply Auryxia at adequate levels, we could experience losses of revenue, which could materially and adversely impact our results of operations.
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
In addition, switching or engaging multiple third-party contractors to produce our drug substance or drug product may be difficult and time consuming because the number of potential manufacturers may be limited and the process by which multiple manufacturers make the drug substance or drug product must meet established specifications at each manufacturing facility. It may be difficult and time consuming for us to find and engage replacement or multiple manufacturers quickly and on terms acceptable to us, if at all. For Auryxia, the loss of any of our drug substance or drug product manufacturers would result in significant additional costs and delays in our development program and as demonstrated by our recent interruption in the supply of Auryxia, negatively impact our sales of Auryxia.
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
Physicians are permitted to prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Such “off-label” uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies are not permitted to promote drugs for off-label uses or promote drugs using marketing claims that are not otherwise consistent with the FDA-approved labeling, including comparative or superiority claims that are not consistent with the FDA-approved labeling or supported by substantial evidence. Accordingly, we may not promote Auryxia in the United States for use in any indications other than for the control of serum phosphorus levels in patients with CKD on dialysis and for the treatment of iron deficiency anemia in adults with CKD, not on dialysis, and all promotional claims must be consistent with the FDA-approved labeling for Auryxia. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-

label uses and the promotion of products for which marketing approval has not been obtained as well as the false advertising or misleading promotion of drugs. A company that is found to have improperly promoted off-label uses or to have otherwise engaged in false or misleading promotion of drugs will be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.
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
The status of reimbursement from third-party payers for newly approved health care drugs is uncertain and failure to obtain adequate reimbursement could limit our ability to generate revenue.
Our ability to commercialize pharmaceutical products may depend, in part, on the extent to which reimbursement for the products will be available from:

•	government and health administration authorities;

•	private health insurers;

•	managed care programs; and

•	other third-party payers.
Significant uncertainty exists as to the coverage and reimbursement status of newly approved health care products, as well as the timing of coverage and reimbursement decisions by third-party payers. Third-party payers, including Medicare and Medicaid, are challenging the prices charged for medical products and services. Government and other third-party payers increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. In 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which for the first time established prescription drug coverage for Medicare beneficiaries, under Medicare Part D. Under this program, beneficiaries purchase insurance coverage from private insurance companies to cover the cost of their prescription drugs. Likewise, current and future legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs, such as the Patient Protection Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, could result in lower prices or rejection of coverage and reimbursement for our drug. In addition, third-party insurance coverage may not be available to patients for our product. If government and other third-party payers do not provide adequate coverage and reimbursement levels for our product, Auryxia’s market acceptance may be significantly reduced. In addition, the mix of our business that is reimbursed by different payers can negatively impact our net U.S. Auryxia product sales on a year-to-year and quarter-to-quarter basis with a larger mix of government payers generally increasing our adjustments to gross Auryxia sales in the particular period.
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
We have assembled an experienced compliance team and implemented a compliance program based on industry best practices designed to ensure our commercialization of Auryxia complies with all applicable laws, regulations and industry standards. We also hire, manage and incentivize our employees around a culture of compliance, trust, respect and ownership. Because our compliance program is relatively new and the requirements in this area are constantly evolving, we cannot be certain that our compliance program will eliminate all areas of potential exposure. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business, as well as damage our business or reputation. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, fraud and reporting laws may prove costly.
If our competitors develop and market products that are less expensive, have a reduced pill burden, more effective or safer than our drug product, or our drug product does not achieve market acceptance vis-à-vis existing treatments, our commercial opportunities may be reduced or eliminated.
The pharmaceutical industry is highly competitive. Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies that are active in different but related fields represent substantial competition for us. Many of our competitors have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing and marketing drugs than we do. These organizations also compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations, and license technologies that are competitive with ours. As a result, our competitors may be able to more easily develop technologies and products that could render our drug product obsolete or noncompetitive. To compete successfully in this industry, we must identify novel and unique drugs or methods of treatment and then acquire and/or complete the development of those drugs as treatments in advance of our competitors.
Auryxia is competing in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi), or Genzyme, PhosLo® (calcium acetate), marketed by Fresenius Medical Care, Fosrenol (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS and metal-based options such as aluminum and magnesium. Our strategy to compete against these existing treatments depends in part on physicians and patients accepting that Auryxia is differentiated in the marketplace versus these FDA-approved phosphate binders. In addition, we may have to compete against existing treatments on price, which becomes more challenging as generic versions of these existing treatments come to market. There are several parties that have received approval of Abbreviated New Drug Applications, or ANDAs, for generic Renvela with the FDA and launched the generic form in the United States. In addition, a generic formulation of PhosLo® manufactured by Roxane Laboratories, Inc. was launched in the United States in October 2008. In addition, upon the expiration of its core patents, generic formulations of Fosrenol may be launched. These generic formulations could have a further material effect on the pricing of phosphate binders.
Auryxia is also competing in the United States with other FDA-approved treatments for iron deficiency anemia, such as Venofer® (iron sucrose) and Injactafer® (ferric carboxymaltose), both marketed by American Regent (a registered trademark of Luitpold Pharmaceuticals, Inc., a member of the Daiichi Sankyo Group), Feraheme® (ferumoxytol), marketed by AMAG Pharmaceuticals, Inc., Triferic® (ferric pyrophosphate citrate), marketed by Rockwell Medical, Inc., over-the-counter iron supplement products, as well as Erythropoiesis-stimulating agents, or ESAs, including Procrit® (epoetin alfa), marketed by Janssen Products, LP (a wholly-owned subsidiary of Johnson & Johnson) and Aranesp® (darbepoetin alfa), marketed by Amgen Inc.
Furthermore, our commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our drug product. Other companies have drug candidates in various stages of pre-clinical or clinical development to treat diseases for which we are marketing our drug and also seeking to acquire and develop other drug products. Even if we are successful in developing effective drugs, our product(s) may not compete successfully with products produced by our competitors.
If we lose our key personnel or are unable to attract and retain additional personnel, our operations could be disrupted and our business could be harmed.
As of September 30, 2017 we had 206 full and part-time employees. To successfully develop and commercialize our drug and any drug candidates we may in-license or acquire, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel our ability to continue to execute on our business plan could be materially impaired.
Greg Madison has been our Chief Executive Officer since April 30, 2015. Previously, Mr. Madison was appointed to our Board of Directors in March 2015. Mr. Madison joined Keryx in February 2014 as Executive Vice President and Chief Operating Officer to transition Keryx from a development stage organization into a fully-integrated commercial entity, and bring to Keryx a wealth of relevant expertise in both the phosphate binder and iron deficiency anemia markets.
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
Although we are not currently conducting registration trials for Auryxia, we continue to conduct clinical trials and post-marketing testing of Auryxia and we may have to complete the development of any product candidate that we develop, in-license or acquire in the future. As a result, the continued marketing of Auryxia and the clinical development of any other product is subject to the risks associated with the pre-clinical and clinical development of pharmaceutical products.
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

Negative or inconclusive results from the clinical trials we conduct, or unanticipated adverse medical events could cause us to have to repeat or terminate the clinical trials. For example, in May 2012, we abandoned our development efforts and terminated our license for KRX-0401 (perifosine) following negative results from the Phase 3 trial for KRX-0401. We may also opt to change the delivery method, formulation or dosage which could affect efficacy results for the drug. Accordingly, we may not be able to complete our current or future clinical trials within an acceptable time frame, if at all.
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
Clinical trials have a high risk of failure. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving what appeared to be promising results in earlier trials. We experienced such a setback with our Phase 3 KRX-0401 (perifosine) trial results in April 2012, and we can provide no assurance that we will not experience such setbacks with ferric citrate or any other drug candidate we develop or acquire. If we experience delays in the testing or approval process for any drug we may commercialize or develop or if we need to perform more or larger clinical trials than originally planned, our financial results and the commercial prospects for our drug may be materially impaired. In addition, we have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval. Accordingly, we may encounter unforeseen problems and delays in the approval process. Although we engage, from time to time, clinical research organizations, or CROs, with experience in conducting regulatory trials, errors in the conduct, monitoring, data capture and analysis, and/or auditing could potentially invalidate the results.
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
Our reliance on third parties, such as CROs, may result in delays in completing, or a failure to complete, clinical trials if such CROs fail to perform under our agreements with them.

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

Other risks related to our business
Any acquisitions we make may require a significant amount of our available cash, may dilute our stockholders and may not be scientifically or commercially successful.
As part of our business strategy, we may effect acquisitions to obtain additional businesses, products, technologies, capabilities and personnel. If we make one or more significant acquisitions in which the consideration includes cash, we may be required to use a substantial portion of our available cash. In addition, if we issue our equity securities as consideration in any acquisition, the ownership interests of our stockholders will be diluted.
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
If we do not successfully integrate any acquisition into our business, our financial condition and operating results could be materially and negatively impacted.
Health care reform measures could adversely affect our business.
The business prospects and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payers to contain or reduce the costs of health care. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system, such as proposals relating to the pricing of healthcare products and services in the United States or internationally, the reimportation of drugs into the United States from other countries (where they are then sold at a lower price), and the amount of reimbursement available from governmental agencies or other third-party payers. For example, drug manufacturers are required to have a national rebate agreement with the Department of Health and Human Services, or HHS, in order to obtain state Medicaid coverage, which requires manufacturers to pay a rebate on drugs dispensed to Medicaid patients. On January 27, 2012, the Centers for Medicare and Medicaid Services, or CMS, issued a proposed regulation covering the calculation of Average Manufacturer Price, or AMP, which is the key variable in the calculation of these rebates.
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
The use of our drug commercially and in clinical trials exposes us to liability claims. In addition, the use of any other drug candidate we develop or acquire in clinical trials, the future sale of any other approved drug and the use of new technology will also expose us to liability claims. Although we are not aware of any historical or anticipated product liability claims against us, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to cease clinical trials of our drug product or limit commercialization of any approved product.
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
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of Auryxia patients, clinical trial participants and employees. We also have outsourced elements of our information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information.  Similarly, our business partners and other third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We, our partners, vendors and other third-party providers could be susceptible to third-party attacks on our, and their, information security systems, which attacks are of ever increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including criminal groups. Any such breach could compromise our, and their, networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.

Risks related to our financial condition
Our existing capital resources may not be adequate to finance our operating cash requirements for the length of time that we have estimated.
We currently expect that our existing capital resources, future anticipated cash flows from product sales and the funds from future financings will be sufficient to execute our current business objectives. The actual amount of cash that we will need to operate our business is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia and the timing and magnitude of cash received from product sales, the timing and expenditures associated with the build-up of inventory and capacity expansion, and the timing, design and conduct of any further clinical trials for Auryxia. As a result of these factors, we will need to seek additional financing to provide the cash necessary to execute our current operations, including beyond commercializing Auryxia, and to develop and commercialize any drugs or drug candidates we may in-license or acquire.
Our forecast of the period of time through which our existing capital resources will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	our ability to successfully market Auryxia as a drug for adults with CKD on dialysis and for the treatment of iron deficiency anemia in adults with CKD, not on dialysis;

•	the timing and expenditures associated with commercial activities related to Auryxia and the timing and magnitude of cash received from product sales;

•	the timing and expenditures associated with the build-up of inventory and capacity expansion;

•	our ability to continue to supply Auryxia to the market without interruption;

•	our ability to continue to grow Auryxia product sales following the resupply of Auryxia to the market following the recent interruption in its supply;

•	the timing, design and conduct of, and results from, clinical trials that we may conduct;

•	the timing of expenses associated with manufacturing and product development of Auryxia and those proprietary drug candidates that may be in-licensed, partnered or acquired;

•	the timing of the in-licensing, partnering and acquisition of new product opportunities;

•	the timing and expenditures associated with commercial activities related to launching Fexeric in Europe, either by us or through a commercialization partner;

•	the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;

•	our ability to achieve our milestones under our licensing arrangement;

•	the timing and expenses associated with capital expenditures to expand our manufacturing capabilities;

•	the timing and expenses associated with building our own commercial infrastructure to manufacture, market and sell our drug and those that may be in-licensed, partnered or acquired; and

•
the costs involved in prosecuting and enforcing patent claims and other intellectual property rights, defending against post-grant proceedings initiated by third parties attempting to limit or cancel our intellectual property rights in the United States and elsewhere, such as U.S. inter partes review proceedings and/or European oppositions, or defending against claims of infringement initiated by third parties in respect of their intellectual property rights.

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
Generally, the first to file a patent application is entitled to the patent if all other requirements of patentability are met. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Since publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, the laws enacted by the Leahy-Smith America Invents Act of 2011, or the Act, which reformed certain patent laws in the United States, are still being interpreted and those laws introduce procedures that permit competitors to challenge our patents in the USPTO after grant, including inter partes review and post grant review. Similar laws exist outside of the United States. The laws of the European Patent Convention, for example, provide for post-grant opposition procedures that permit competitors to challenge our patents at the European Patent Office. We currently have two issued European patents involved in such post-grant opposition proceedings.
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
Moreover, physicians may prescribe a competitive identical product for indications other than the one for which the product has been approved, or “off-label” indications, that are covered by the applicable patents. Although such off-label prescriptions may directly infringe or contribute to or induce infringement of method of use patents, such infringement is difficult to prevent.
In addition, any limitations of our patent protection described above may adversely affect the value of our drug product and may inhibit our ability to obtain a corporate partner at terms acceptable to us, if at all.
In addition to patent protection, we may utilize, if granted by the FDA, pediatric exclusivity or other provisions of the FDCA such as new chemical entity exclusivity, or NCE, or new formulation exclusivity, to provide market exclusivity for a drug candidate.
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

The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of a new drug application, or NDA, for a NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which consists of the molecule(s) or ion(s) responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application (for example, for new indications, dosages, or strengths of an existing drug). This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or tentative approval of a full ANDA; however, an applicant submitting a full ANDA would be required to conduct sufficient studies to demonstrate that their generic product is bioequivalent to Auryxia.
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
As of September 30, 2017, Baupost beneficially owns approximately 22% of our issued and outstanding common stock. If Baupost converts all of the convertible notes it holds into shares of our common stock, Baupost would beneficially own approximately 39% of our issued and outstanding common stock. Baupost, through its equity interests, may have significant influence over matters submitted to our stockholders for approval and other corporate actions, such as:

•	election of directors;

•	timing and manner in which we raise additional funds;

•	timing and manner of dividend distributions;

•	approval of contracts between us and Baupost or its respective affiliates, which could involve conflicts of interest;

•	open market purchase programs or other purchases of our common shares;

•	delay, defer or prevent a change in who controls us;

•	discourage bids for our shares at a premium over the market price; and

•	adversely affect the market price of our common shares.

Moreover, because large stockholders have potential power to direct or influence our corporate actions, we may be required to engage in transactions that may not be agreeable to our other stockholders or that may not be in the best interest of our other stockholders. In addition, Baupost has the right to appoint a director to our Board and also has the right to appoint an observer to our Board.
Future sales or other issuances of our common stock could depress the market for our common stock.
Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or make it more difficult for us to raise funds through the sale of equity in the future.
In November 2016, we filed a registration statement on Form S-3 (No. 333-214513), which the SEC declared effective on December 6, 2016, which registered the issuance from time to time of up to $250 million of our securities. At that time, we also entered into the Sales Agreement with Cantor Fitzgerald, pursuant to which we were initially able to offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an aggregate offering price of up to $75.0 million. During the six months ended June 30, 2017, we sold 11,574,320 shares under the Sales Agreement for aggregate net proceeds of $73.1 million. The sales during the six months ended June 30, 2017 amounted to the initial $75.0 million issuable pursuant to the Sales Agreement. In July 2017, we filed a new prospectus supplement with the SEC relating to the Sales Agreement under which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an additional aggregate offering price of up to $75.0 million. During the three months ended September 30, 2017, we sold 362,854 shares under the Sales Agreement for aggregate net proceeds of $2.6 million. The initial $75.0 million of common stock issued pursuant to the Sales Agreement and the additional $75.0 million of common stock issuable pursuant to the Sales Agreement are included as part of the $250 million registered on the registration statement referred to above.
In October 2015, we raised $125 million through the private placement of Convertible Senior Notes, due 2020, with funds managed by Baupost. The zero-coupon notes will mature in October 2020 unless converted into shares of our common stock in accordance with their terms prior to such date. Keryx does not have the right to redeem the notes prior to maturity. The conversion price of the notes is equal to the $3.74 per share closing price of our common stock on the day prior to the issuance of the Notes in October, 2015, subject to certain adjustments under the terms of the notes.
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
We will need to seek additional financings to provide cash necessary to execute our current operations, including, but not limited to, beyond commercializing Auryxia, and to develop and commercialize any drugs or drug candidates we may in-license or acquire. Future issuances of common stock could depress the market for our common stock.
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
The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

•	actual or anticipated variations in quarterly or annual operating results, including, in particular with respect to net U.S. Auryxia product sales;

•	announcements of technological innovations by us or our competitors;

•	introductions or announcements of new products by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments involving us or our competitors;

•	changes in financial estimates by securities analysts;

•	developments relating to the marketing, safety and efficacy of our drug product, and regulatory filing and approvals for us or our competitors;

•	expectations regarding our financial condition;

•	expiration or termination of licenses, research contracts or other collaboration agreements;

•	expectations or investor speculation regarding the strength of our intellectual property position, or the availability of other forms of regulatory exclusivity;

•	conditions or trends in the regulatory climate and the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	negative comments and sentiment in the media; and

•	additions or departures of key personnel.
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
Provisions in our amended and restated certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or control us. These factors could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Our amended and restated bylaws prohibit our stockholders from acting by written consent and eliminate the right of stockholders to call a special meeting of stockholders, which could make it more difficult for stockholders to effect certain corporate actions. Any of these provisions could also have the effect of delaying or preventing a change in control.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished as part of this report:

Exhibit Number	Exhibit Description

10.1!
Amended and Restated Sub-License Agreement, dated June 8, 2009, as amended by the First Amendment thereto, dated June 12, 2013, by and between Keryx Biopharmaceuticals, Inc., Japan Tobacco, Inc. and Torii Pharmaceutical Co., Ltd.

10.2!
Product Agreement, dated August 29, 2017, by and between Keryx Biopharmaceuticals, Inc. and Patheon Inc. (an affiliate of Patheon Manufacturing Services LLC) related to the Master Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Patheon Manufacturing Services LLC and certain of its affiliates dated November 12, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2017.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2017.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2017.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2017.

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

KERYX BIOPHARMACEUTICALS, INC.

Date: November 7, 2017	By:	/s/ Scott A. Holmes
Scott A. Holmes Chief Financial Officer
Principal Financial and Accounting Officer