Form 10-K
period 2017-12-31
KERYX BIOPHARMACEUTICALS INC
filed 2018-02-21
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ___________________________________________________________
FORM 10-K
___________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017.
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $662,026,612 as of June 30, 2017, based on the closing sale price of such stock as reported on the Nasdaq Capital Market.
There were 119,175,538 shares of the registrant’s common stock outstanding as of February 9, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

KERYX BIOPHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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

•
expectations regarding our ability to successfully launch and then effectively continue to commercialize Auryxia for the treatment of iron deficiency anemia in adults with chronic kidney disease, not on dialysis in the United States;

•	expectations regarding our ability to identify a commercial partner(s) to launch Fexeric® (ferric citrate coordination complex) in the European market;

•	expectations for generating revenue, producing positive cash flows or becoming profitable on a sustained basis;

•	expectations for our mix of business between private commercial payers and government-sponsored insurance plans;

•	estimates of the sufficiency of our existing cash and cash equivalents to finance our operating requirements;

•	expected losses;

•	expectations for future capital requirements;

•	expectations for increases or decreases in expenses;

•
expectations for clinical development and regulatory progress, including manufacturing, commercialization and reimbursement (including market acceptance) of ferric citrate or any other products that we may acquire or in-license;

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
ITEM 1. BUSINESS
OVERVIEW
We are a commercial stage biopharmaceutical company focused on bringing innovative medicines to people with kidney disease. Our long-term vision is to build a multi-product kidney care company. Our marketed product, Auryxia (ferric citrate) tablets, is an orally available, absorbable, iron-based medicine. Auryxia is approved by the U.S. Food and Drug Administration, or FDA, for two indications. Auryxia was originally approved in September 2014 for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis. Additionally, in November 2017, the FDA approved Auryxia for the treatment of iron deficiency anemia in adults with CKD, not on dialysis. With two FDA-approved indications, we will leverage our U.S. clinical and commercial infrastructure to make Auryxia available to millions of people with CKD and either iron deficiency anemia or elevated levels of serum phosphorus, which is referred to as hyperphosphatemia. Ferric citrate is also approved in Japan under the trade name Riona and marketed by our Japanese partner, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, and approved in Europe as Fexeric. We use the brand name Auryxia when we refer to ferric citrate for use in the approved indications in the United States. We refer to the product as ferric citrate when referring to its investigational use. Our vision of building a multi-product kidney care company includes expansion of our product portfolio with other medicines that can help patients with kidney disease.
OUR STRATEGY
Our business is focused on creating long-term stockholder value by bringing differentiated medicines to the market for the treatment of people with kidney disease that provide meaningful benefits to patients and their healthcare providers. The three pathways to our strategy are:
Maximize Auryxia's Potential
Auryxia is approved for two indications in the United States. We developed and subsequently launched Auryxia in the United States in late December 2014 following the FDA's approval of Auryxia for the control of serum phosphorus levels in adult patients with CKD on dialysis. In November 2017, the FDA approved Auryxia for the treatment of iron deficiency anemia in adult patients with CKD, not on dialysis. Auryxia is a non-calcium, non-chewable, orally-administered phosphate binder. Auryxia is the first FDA-approved oral iron medication that was specifically developed to treat iron deficiency anemia in CKD patients, not on dialysis. In the United States, there are approximately 450,000 adult patients with CKD requiring dialysis (referred to as End Stage Renal Disease, or ESRD), including approximately 350,000 adults currently taking a phosphate binder. We estimate that in the United States, approximately 1.7 million adults under the care of a nephrologist for CKD have iron deficiency anemia, not on dialysis, including approximately 650,000 adults currently being treated by nephrologists for iron deficiency anemia. Iron deficiency anemia is common in the non-dialysis population and the prevalence and severity increases as CKD advances. Iron deficiency anemia is symptomatic and can significantly impact quality of life. Auryxia is being marketed in the United States to nephrologists and renal care teams through our specialty salesforce and commercial infrastructure. Our field-based organization is aligned to 95 territories calling on target nephrologists and their associated dialysis centers. These target nephrologists treat CKD patients on dialysis and those not on dialysis. We believe strong fundamentals are in place to drive commercial adoption of Auryxia in the dialysis setting and maximize the potential of Auryxia as a treatment of iron deficiency anemia in adults with CKD, not on dialysis.
Expand Our Portfolio
We will evaluate opportunities to expand our product portfolio with other medicines that can help patients with kidney disease. Our business development activities include evaluating clinical-stage drug candidates, as well as commercially available medicines to in-license or acquire to add to our portfolio and provide us with new commercial opportunities. We will seek to add assets that leverage the infrastructure we have built to support our foundational medicine, Auryxia, including our clinical development and commercial teams. We believe these efforts have the potential to provide additional revenues to us in the future.
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
AURYXIA (FERRIC CITRATE)

Commercial Program

Auryxia is approved as a treatment for two common complications of CKD. Auryxia is a non-calcium, non-chewable, orally-administered phosphate binder approved in the United States for the control of serum phosphorus levels in patients with CKD on dialysis as well as for treatment of iron deficiency anemia in adults with CKD, not on dialysis. It is also marketed in Japan under the brand name Riona by our Japanese partner, JT and Torii, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including dialysis and non-dialysis dependent, or NDD, CKD. We receive royalties from JT and Torii based on their sales in Japan. Our efforts and associated expenses are focused on commercializing Auryxia in the United States.

Auryxia’s supplemental new drug application, or sNDA, approval for the treatment of iron deficiency anemia in CKD patients not on dialysis was based on results from a 24-week placebo controlled Phase 3 clinical trial in 234 adults with stage 3-5 NDD-CKD. Patients enrolled in the trial had hemoglobin levels between 9.0 g/dL and 11.5 g/dL and were intolerant to or had an inadequate response to prior treatment with oral iron supplements. The starting dose in the trial was three tablets per day taken with meals; the mean dose was five tablets per day. Importantly, during the trial, patients were not allowed to receive any intravenous, or IV, or oral iron, or erythropoiesis-stimulating agents, or ESAs. In the trial, treatment with Auryxia demonstrated significant increases in hemoglobin levels of >1 g/dL at any point during the 16-week efficacy period for the majority of patients (52.1 percent, n=61/117, compared to 19.1 percent, n=22/115, in the placebo group), a clinically meaningful result. In the trial, ferric citrate was generally well tolerated and adverse events were consistent with its known safety profile. The most commonly reported adverse events in the Phase 3 trial were discolored feces (22%), diarrhea (21%), constipation (18%), nausea (10%), abdominal pain (5%), and hyperkalemia (5%). Results were published January 2017 in the online issue of the Journal of the American Society of Nephrology.

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

Currently, our only product is Auryxia. From January 2015 through September 2016, we recognized product sales based on prescription sales of Auryxia in the United States. Since October 2016, we recognize product sales based on product sales to our customers. We have also generated, and expect to continue to generate, revenue from the sublicensing of rights to Auryxia in Japan to our Japanese partner. We may engage in business development activities that include seeking strategic relationships for ferric citrate outside of the United States, as well as evaluating other compounds and companies for in-licensing or acquisition, with a focus on complementary assets.

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
Foreign Operations
We have no foreign operations. Revenues from outside of the United States amounted to approximately 8%, 15% and 26% of our total revenues for 2017, 2016 and 2015, respectively, representing the license revenue recognized on net sales of Riona in Japan. Sales of ferric citrate outside of the United States do not and are not expected to materially contribute to our revenues.
Market Opportunity
Hyperphosphatemia Market
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
In addition, it is estimated that more than 10 percent of the U.S. adult population is affected by CKD. As kidney function declines, levels of serum phosphorus become more prevalent, especially in non-dialysis stages 3-5 of CKD, which are the more progressive stages of CKD. Several studies have shown that higher serum phosphorus concentrations may be associated with increased mortality and morbidity in CKD.
Iron Deficiency Anemia Market
Iron deficiency anemia is extremely prevalent in the NDD-CKD population and is associated with fatigue, lethargy, decreased quality of life and is also believed to be associated with cardiovascular complications, hospitalizations, and increased mortality. Given our field force interacts primarily with nephrologists, we have conducted market research to assess how many patients under the care of a nephrologist have iron deficiency anemia and how many of those are treated. Our research shows that approximately 650,000 patients in the United States under the care of a nephrologist are treated for their iron deficiency anemia, and another 250,000 to 400,000 have iron deficiency anemia, but are not currently being treated. To treat this type of anemia, iron replacement therapy is essential to increase iron stores, which is reflected in ferritin and TSAT levels, and to raise hemoglobin levels. Market insights from proprietary and primary market research show that a need exists for an effective, well-tolerated, convenient iron deficiency anemia treatment. Nephrologists report low satisfaction with existing oral iron therapies due to tolerability. Auryxia is the first oral iron medication approved by the FDA that was developed specifically as a treatment for iron deficiency anemia in patients with CKD, not on dialysis. Treatment guidelines recommend treating anemia in CKD patients with oral iron before trying more invasive therapies such as ESAs, and IV iron. ESAs and IV iron are both injectable treatments that are viewed as effective treatment but are not frequently administered in the NDD-CKD setting; complications with IV iron include potential hypersensitivity reactions, including anaphylaxis. Both of these treatment options also have logistical complications associated with administering IV medicines in office settings.

CKD on Dialysis: Auryxia Approval and Phase 3 Registration Clinical Program
In September 2014, we received approval from the FDA to market Auryxia for the control of elevated serum phosphorus levels in patients with CKD on dialysis. In January 2014, our Japanese partner received approval from the Japanese Ministry of Health, Labour and Welfare to market Riona in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including dialysis and NDD-CKD. In September 2015, the EC approved Fexeric for the control of serum phosphorus levels, or hyperphosphatemia, in adult patients with CKD, including dialysis and NDD-CKD. These approvals to treat patients with CKD on dialysis in the United States were based on our Phase 3 registration clinical program in which we conducted a Phase 3 short-term trial (completed in November 2010), a Phase 3 long-term trial (completed in January 2013) and a long-term open label extension, or OLE, trial (completed in July 2014). The two Phase 3 trials showed that treatment with Auryxia resulted in changes in serum phosphorus levels during and at the end of treatment as compared to baseline that were statistically significant and increases in certain iron parameters, including ferritin, TSAT and hemoglobin levels, as compared to baseline.
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
CKD on Dialysis: Auryxia Phase 3 Registration Clinical Program-Short-Term Trial
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
CKD on Dialysis: Auryxia Phase 3 Registration Clinical Program-Long-Term Trial
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
NDD-CKD: Auryxia Approval and Phase 3 Clinical Program
In November 2017, we received approval from the FDA to market Auryxia for the treatment of iron deficiency anemia in adults with CKD, not on dialysis. The approval to treat patients with iron deficiency anemia and CKD, not on dialysis was based on our Phase 3 clinical trial which completed in March 2016.
In September 2014, we initiated a pivotal Phase 3 study of ferric citrate for the treatment of iron deficiency anemia in patients with Stage 3-5 NDD-CKD. This was a 24-week Phase 3, multi-center clinical trial, comprised of a 16-week, randomized, double-blind, placebo-controlled period, or the Randomized Period, followed by an 8-week open label safety extension period, where all patients received ferric citrate, or the Extension Period. Patients with CKD Stage 3-5 who were intolerant of or had an inadequate therapeutic response to oral iron supplements (with a limit of up to 20% of the target randomization in CKD Stage 5) and had a hemoglobin between 9.0 g/dL and £11.5 g/dL at screening for enrollment in the trial. In addition, patients with serum phosphorus <3.5 mg/dL were excluded from the trial. Unlike the Phase 2 NDD-CKD trial where dosing was based on serum phosphorus levels, in the Phase 3 study, ferric citrate was dosed, with meals, to obtain an increase in Hgb of >1.0 g/dL from baseline. Increase of study drug dose occurred only if the subject’s serum phosphate is ≥3.0 mg/dL. The use of oral or IV iron, ESAs, receipt of blood transfusions and phosphate binders were not permitted at any time during the study.
The study’s primary endpoint is a between group comparison of the proportion of patients achieving a 1 g/dL or greater increase in hemoglobin at any point during the 16-week Randomized Period. Secondary endpoints in this Phase 3 study include change from baseline to end of Randomized Period for hemoglobin, ferritin, TSAT and serum phosphorus.
In March 2016, we announced positive top-line results from the U.S.-based Phase 3 study of ferric citrate in treating iron deficiency anemia in patients with Stage 3-5 NDD-CKD. The study met its primary endpoint and all pre-specified secondary endpoints with statistical significance.

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
COMMERCIAL ORGANIZATION
We have established a commercial organization to support the sales of Auryxia in the United States. Our sales force and managed markets organizations are responsible for promoting our products to health care professionals, providers, and payors. Our U.S. sales force and managed markets organizations include approximately 120 employees. We market our products and educate physicians by calling on individual physicians and CKD support staff, including dietitians, registered nurses, nurse practitioners and physician assistants, as well as through advertising, public relation efforts, and other activities. We also have established programs in the United States that provide our products to qualified uninsured or underinsured patients at no charge or at a reduced charge, based on specific eligibility criteria.
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

If a patent is issued to a third-party containing one or more preclusive or conflicting claims, and those claims are ultimately determined to be valid and enforceable, we may be required to obtain a license (if a license is available on commercially reasonable terms) under such patent or to develop or obtain alternative technology. In the event of a litigation involving a third-party claim, an adverse outcome in the litigation could subject us to significant liabilities to such third-party, require us to seek a license for the disputed rights from such third-party, and/or require us to cease use of the technology. Further, our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would involve substantial costs.
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
Our patent rights include: (1) U.S. Patent No. 8,846,976, which expires in 2024 and includes claims covering a method of treating hyperphosphatemia using Auryxia and encompasses the dosing regimen approved by the FDA for Auryxia; (2) U.S. Patent Nos. 7,767,851, 8,299,298, 8,338,642, 8,609,896, 8,754,257, 8,754,258, 8,901,349, 9,050,316, 9,328,133 and 9,757,416, which expire in 2024 and include either composition of matter claims, methods of use claims or both covering Auryxia; and (3) U.S. Patent No. 8,093,423, which expires in 2026 and includes methods of use claims covering Auryxia. The expiration dates referenced above are without regard to potential patent term extension. In addition, our patent portfolio includes a U.S. patent with claims directed to formulations of ferric citrate and U.S. patent applications directed to methods for the prophylaxis or treatment of hyperphosphatemia comprising administering a ferric citrate tablet , methods of improving at least one iron storage parameter (e.g., hemoglobin) in certain CKD patients comprising orally administering ferric citrate, and methods for treating iron deficiency anemia in certain CKD patients comprising orally administering a certain tablet formulation of ferric citrate.
Pursuant to our sublicense with our Japanese partner, Japan Tobacco Inc., or JT, and its subsidiary, Torii Pharmaceutical Co. Ltd., or Torii, we have also exclusively sublicensed certain Japanese patent rights to JT and Torii. These sublicensed rights include: (1) Japanese Patent No. 4173553, which expires in 2022; (2) Japanese Patent No. 4964585, which expires in 2025; (3) Japanese Patent No. 5667343, which expires in 2026; and (4) five pending Japanese patent applications. Each of the foregoing patents and patent applications include either composition of matter claims, methods of use claims, or both, covering Riona, the trade name under which JT and Torii market ferric citrate in Japan. The terms of the Japanese patents referred to in (1) and (2) above have been extended based on the Japanese regulatory review process for Riona under the Japanese patent term extension program. To date, to our knowledge, no contested proceedings or third-party claims have been lodged against any of these three Japanese patents.
The term of a patent will vary depending upon the legal term for a patent in the country in which the patent is obtained. Generally, the term for a patent is 20 years from the earliest filing date of a non-provisional patent application in the United States. In the United States, the term of a patent may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier filed patent. In addition, the term of a U.S. patent that covers a drug, biological product or medical device approved by the FDA for commercial marketing may be eligible for patent term extension, provided statutory and regulatory requirements are met.
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
Panion & BF Biotech, Inc.
In November 2005, we entered into a license agreement with Panion & BF Biotech, Inc., or Panion. Under the license agreement, we acquired the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and marketing of ferric citrate. To date, we have expensed an aggregate of $11.6 million of milestone payments to Panion, including the $2.0 million paid upon European marketing approval in 2015. In addition, Panion is eligible to receive royalty payments based on a mid-single digit percentage of net sales of ferric citrate in the licensed territory, and through September 2017, was eligible to receive a manufacturing fee for product manufactured for us in the licensed territory. For the years ended December 31, 2017 and 2016, we recorded approximately $3.3 million and $1.6 million, respectively, in cost of goods sold related to royalty payments due Panion relating to sales of Auryxia (ferric citrate) in the United States.
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

Japan Tobacco Inc. and Torii Pharmaceutical Co., Ltd.
In September 2007, we entered into a Sublicense Agreement with JT and Torii, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate in Japan. Effective June 8, 2009, we entered into an Amended and Restated Sublicense Agreement, which was amended in June 2013, or the Revised Agreement, with JT and Torii, which, among other things, provided for the elimination of all significant on-going obligations under the Sublicense Agreement.
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
In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, launched in May 2014 and being marketed in Japan by Torii under the brand name Riona, is indicated as an oral medicine for the improvement of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. We also receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens and may also receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones. In accordance with our revenue recognition policy, royalty revenues are recognized in the quarter that JT and Torii provide their written report and related information to us regarding sales of Riona, which generally will be one quarter following the quarter in which the underlying sales by JT and Torii occurred. We recorded $5.1 million and $4.8 million in license revenue related to royalties earned on net sales of Riona in Japan in 2017 and 2016, respectively. We record the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of ferric citrate, in the same period as the royalty revenue from JT and Torii is recorded. We recorded $3.0 million and $2.9 million in license expense in 2017 and 2016, respectively, related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan.
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
Hyperphosphatemia Competition
Auryxia is competing in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi), or Genzyme, PhosLo (calcium acetate), marketed by Fresenius Medical Care, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum and magnesium. The majority of the phosphate binders listed above are now available in generic forms. Our strategy to compete against these existing treatments depends in part on physicians and patients accepting that Auryxia is differentiated in the marketplace versus these FDA-approved phosphate binders
Aluminum-type phosphate binders were widely used in the past. However, the systemic absorption of aluminum from these agents and the potential toxicity associated with their use no longer make this type of binder a viable long-term treatment option.

Calcium-type phosphate binders are commonly used to bind dietary phosphate; however, they promote positive net calcium balance and an increased risk of metastatic calcification in many patients, especially in those patients taking vitamin D analogs and those with a dynamic bone disease. Calcification of the cardiovascular system is believed to represent a significant risk factor for morbidity and mortality in patients with CKD. Due to this, in 2017, Kidney Disease Improving Global Outcomes Mineral and Bone Disease Practice Guidelines strengthened the language restricting use of calcium-based binders.
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
Iron Deficiency Anemia Competition
Auryxia is competing in the United States for the treatment of iron deficiency anemia in CKD patients, not on dialysis, with over-the-counter oral iron, other prescription oral iron formulations and IV iron. Auryxia is the only branded oral iron medicine that was developed and specifically approved for the treatment of iron deficiency anemia in this patient population. Nephrologists have reported limited success with traditional oral iron formulations (both over-the-counter and prescription products). IV iron is an effective treatment but is not frequently administered in the NDD-CKD setting due to potential hypersensitivity reactions, including anaphylaxis and logistical complications associated with administering IV medicines in office settings. Auryxia is the only oral iron medicine being actively promoted in the nephrology setting.
Auryxia, currently our only product, which we launched in its first approved indication in December 2014, is competing with existing therapies. In addition, other companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting with Auryxia, including the treatment of hyperphosphatemia and iron deficiency anemia. Other companies have products or product candidates in various stages of pre-clinical or clinical development to treat diseases for which we are also seeking to acquire and develop products. Additional information can be found in this report in Item 1A under the heading “Risk Factors—Other Risks Related to Our Business.”
SUPPLY AND MANUFACTURING
We have limited experience in manufacturing products for clinical or commercial purposes. We intend to continue, in whole or in part, to use third parties to manufacture and analytically test Auryxia, for use in clinical trials and for commercial sale.
We believe that we have established contract manufacturing relationships for the supply of Auryxia to ensure that we will have sufficient material for clinical trials and ongoing commercial sales. We currently have multiple suppliers of Auryxia's active pharmaceutical ingredient, or API, and one supplier with two approved sites for the supply of Auryxia drug product. We are currently working with our drug product supplier to have a third site approved. In addition, we are continuing to establish the basis for long-term commercial production capabilities to supply the potential expanded demand for Auryxia in future years. As with any supply program, obtaining raw materials and finished drug product of the required quality and quantity cannot be guaranteed and we cannot ensure that we will be successful in this endeavor.
As we continue to build inventory for the expanded commercialization of Auryxia, we intend to expand capacity to produce Auryxia under current Good Manufacturing Practice, or cGMP, requirements. Our third-party manufacturers have a limited number of approved facilities in which Auryxia can be produced and have limited experience in manufacturing Auryxia in quantities sufficient for higher levels of demand. Our third-party manufacturers have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. Both of these occurrences would be beyond our control.

We expect to similarly rely on contract manufacturing relationships for any products that we may in-license or acquire in the future. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.
Contract manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the Drug Enforcement Administration and corresponding state and foreign government agencies to ensure strict compliance with cGMP and other state and federal requirements and corresponding foreign standards. Any of our contractors in Europe face similar challenges from the numerous EU and member state regulatory agencies and authorized bodies. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations and periodic auditing. If they are deemed out of compliance with cGMPs, approvals could be delayed, product recalls could result, inventory could be destroyed, production could be stopped, and supplies could be delayed or otherwise disrupted.
If we need to change manufacturers or add additional manufacturing sites after commercialization, the FDA and corresponding foreign regulatory agencies must approve these new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with applicable requirements and standards and may require significant lead times and delay, and disruption of supply. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.
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
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within ten to twelve months, while most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited only for drugs intended to treat a serious or life-threatening disease relative to the currently approved products. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.
The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practice requirements, or cGMP is satisfactory, and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.
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
The Hatch-Waxman Act
Orange Book Listing
In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, nonclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.
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
If the applicant does not challenge the listed patents, the ANDA will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.
The ANDA also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity
Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which time the FDA cannot receive any ANDA seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug that includes such changes.
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

Adverse Event Reporting and GMP Compliance
Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
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
Pharmaceutical Coverage, Pricing and Reimbursement
Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States, no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

Third party payors are increasingly challenging the price and examining the medical necessity and cost effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost effectiveness of any products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost effective. If third-party payors do not consider a product to be cost effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.
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
As noted above, even if we are able to secure regulatory approval, sales of any of our products may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the United States has increased, and we expect this sentiment will continue to increase the pressure on drug pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
As noted above, the federal False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment from federal programs, including Medicare and Medicaid. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off label promotion of drugs. Penalties for such violations could include three times the actual damages sustained by the government, mandatory civil penalties between $5,500 and $11,000 for each separate false claim, exclusion from participation in federal healthcare programs, and the potential implication of various federal criminal statutes. Private individuals also have the ability to bring actions under the federal False Claims Act, or qui tam actions, and certain states have enacted laws based on the federal False Claims Act.
RESEARCH AND DEVELOPMENT
Company sponsored research and development expenses totaled $37.7 million in 2017, $29.5 million in 2016 and $36.7 million in 2015. Research and development expenses consist primarily of salaries and related personnel costs (including stock-based compensation expense), fees paid to consultants and outside service providers for clinical and laboratory development, manufacturing, including inventory manufactured prior to regulatory approval of the product or the specific contract manufacturer, facilities-related and other expenses relating to the design, development, manufacture, testing, and enhancement of our drug candidates and technologies, as well as expenses related to in-licensing of new product candidates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”
SEGMENT REPORTING
We conduct our operations in one business segment as further described in Note 14 – Business Segments to our consolidated financial statements.
EMPLOYEES
As of February 9, 2018, we had 210 full and part-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.
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
We currently have multiple suppliers of Auryxia’s API and one supplier with two approved sites for the supply of Auryxia drug product. We are currently working with our drug product supplier to have a third site approved. If any of our suppliers were to limit or terminate production, or otherwise fail to meet the quality or delivery requirements needed to supply Auryxia at adequate levels, we could experience losses of revenue, which could materially and adversely impact our results of operations.
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
We have a limited operating history as a commercial-stage company. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2017, we had an accumulated deficit of $998.5 million. As we continue our research and development and commercial efforts, we may incur increasing losses. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from our drug, Auryxia. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain any additional regulatory approvals that we may seek for our drug, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug.
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
In September 2014, the U.S. Food and Drug Administration, or FDA, approved Auryxia for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis and in November 2017, the FDA approved Auryxia for the treatment of iron deficiency anemia in adults with CKD, not on dialysis. The commercial success of Auryxia will depend on a number of factors, including:

•	the effectiveness of Auryxia as a treatment for adult patients with CKD on dialysis and for iron deficiency anemia in adults with CKD, not on dialysis;

•	the adoption of Auryxia by physicians, which depends on whether physicians view it as a safe and effective treatment for their patients;

•	our ability to successfully launch and then effectively continue to commercialize Auryxia in the newly approved indication of iron deficiency anemia in adults with CKD, not on dialysis;

•	the effectiveness of the sales, managed markets and marketing efforts by us and our competitors;

•	our ability to continue to supply Auryxia to the market without interruption;

•	our ability to identify reliable suppliers and successfully manufacture Auryxia;

•	our ability to continue to grow Auryxia product sales following the resupply of Auryxia to the market following the recent interruption in its supply;

•	the size of the treatable patient population;

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
Auryxia is competing in the United States with other FDA-approved phosphate binders such as Renagel (sevelamer hydrochloride) and Renvela (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi), PhosLo (calcium acetate), marketed by Fresenius Medical Care, Fosrenol (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS and metal-based options such as aluminum and magnesium. Our strategy to compete against these existing treatments depends in part on physicians and patients accepting that Auryxia is differentiated in the marketplace versus these FDA-approved phosphate binders. In addition, we may have to compete against existing treatments on price, which becomes more challenging as generic versions of these existing treatments come to market. There are several parties that have received approval of Abbreviated New Drug Applications, or ANDAs, for generic Renvela with the FDA and launched the generic form in the United States. A generic formulation of PhosLo manufactured by Roxane Laboratories, Inc. was launched in the United States in October 2008. In addition, upon the expiration of its core patents, generic formulations of Fosrenol may be launched. These generic formulations could have a further material effect on the pricing of phosphate binders.
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
As of December 31, 2017, we had 211 full and part-time employees. To successfully develop and commercialize our drug and any drug candidates we may in-license or acquire, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel our ability to continue to execute on our business plan could be materially impaired.
Greg Madison has been our Chief Executive Officer since April 30, 2015. Previously, Mr. Madison was appointed to our Board of Directors in March 2015. Mr. Madison joined Keryx in February 2014 as Executive Vice President and Chief Operating Officer to transition Keryx from a development stage organization into a fully-integrated commercial entity and bring to Keryx a wealth of relevant expertise in both the phosphate binder and iron deficiency anemia markets.
In April 2015, we appointed John F. Neylan, M.D., as our Senior Vice President and Chief Medical Officer.
In July 2015, we appointed Scott Holmes as our Senior Vice President and Chief Financial Officer.
In January 2017, we appointed Christine Carberry as our Chief Operating Officer.
Although we have employment agreements with Greg Madison, John F. Neylan, M.D., Scott Holmes and Christine Carberry, these agreements do not prevent them from terminating their employment with us.

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
Whether or not and how quickly we complete our clinical trials is dependent in part upon the rate at which we are able to engage clinical trial sites and, thereafter, the rate of enrollment of patients, and the rate we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same disease that we are studying. If we experience delays in identifying and contracting with sites and/or in-patient enrollment in our clinical trial programs, we may incur additional costs and delays in our development programs, and may not be able to complete our clinical trials in a cost-effective or timely manner or at all. In addition, conducting multi-national studies adds another level of complexity and risk. As a result, we may be subject to events affecting countries outside the United States.
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
Pre-clinical testing and clinical development are long, expensive and uncertain processes. Satisfaction of regulatory requirements typically depends on the nature, complexity and novelty of the product. It requires the expenditure of substantial resources. Data obtained from pre-clinical and clinical tests can be interpreted in different ways, which could delay, limit or prevent regulatory approval. The FDA may pose additional questions or request further toxicological, drug-drug interaction, pre-clinical or clinical data or substantiation. Negative, inconclusive, or insufficient results or medical events during a pre-clinical or clinical trial could cause us to delay or terminate our development efforts. Furthermore, interim results of pre-clinical or clinical studies do not necessarily predict their final results, and acceptable results in early studies might not be obtained in later studies.
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
We do not own our drug, Auryxia. We have licensed and sublicensed the rights, patent or otherwise, to Auryxia from a third-party, Panion & BF Biotech, Inc., or Panion, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the agreement, we must pay royalties based on a mid-single digit percentage of net sales of product resulting from the licensed technologies (including Auryxia) and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner or if we otherwise breach the terms of our license agreement (including upon certain insolvency events), Panion could terminate the agreement, and we would lose the rights to Auryxia. In addition, if Panion breaches its agreement with the inventor from whom it licenses rights to Auryxia, Panion could lose its license, which could impair or delay our ability to develop and commercialize Auryxia. From time to time, we may have disagreements with our licensors or collaborators, or they and/or we may have disagreements with the original inventors, regarding the terms of our agreements or ownership of proprietary rights, which could lead to delays in the research, development and commercialization of our current drug and any future drug candidate, could require or result in litigation or arbitration, which would be time-consuming and expensive, or could lead to the termination of a license, or force us to negotiate a revised or new license agreement on terms less favorable than the original. In addition, in the event that the owners and/or licensors of the rights we license were to enter into bankruptcy or similar proceedings, we could potentially lose our rights to our drug or drug candidates or our rights could otherwise be adversely affected, which could prevent us from developing or commercializing our drugs. Finally, our rights to develop and commercialize Auryxia, whether ourselves or with third parties, are subject to and limited by the terms and conditions of our licenses to Auryxia and the licenses and sublicenses we grant to others.

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
The actual amount of cash that we will need to operate our business is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia and the timing and magnitude of cash received from product sales, the timing and expenditures associated with the build-up of inventory and capacity expansion, and the timing, design and conduct of any further clinical trials for ferric citrate. As a result of these factors, we will need to seek additional financing to provide the cash necessary to execute our current operations, including beyond the continued commercialization of Auryxia, and to develop and commercialize any drugs or drug candidates we may in-license or acquire.
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

•
the timing and expenditures associated with commercial activities related to launching Fexeric in Europe, through a commercialization partner or by us if we decide to commercialize in Europe on our own;

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
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Changes in the patent laws or the interpretation of the patent laws in the United States and other jurisdictions may diminish the value of our patents or narrow the scope of our patent protection. Accordingly, the patents we own or license may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative drug products or technologies or design around our patented drug product and technologies which may have an adverse effect on our business. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference or derivation proceedings in front of the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that any related patent may expire prior to, or remain in existence for only a short period following, commercialization, thus reducing any advantage of the patent. The patents we own or license may be challenged or invalidated or may fail to provide us with any competitive advantage. Since we have licensed or sublicensed many patents from third parties, we may not be able to enforce such licensed patents against third-party infringers without the cooperation of the patent owner and the licensor, which may not be forthcoming. In addition, we may not be successful or timely in obtaining any patents for which we submit applications.
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
We may become involved in addressing patentability objections based on third-party submission of references, or we may become involved in defending our patent rights in oppositions, derivation proceedings, reexamination, inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse result in any such proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us.
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
The patent rights that we own or have licensed relating to Auryxia are limited in ways that may affect our ability to exclude third parties from competing against us. For example, a third-party may design around our owned or licensed composition of matter patent claims or not market a product for methods of use covered by our owned or licensed patents.
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
The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of a new drug application, or NDA, for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which consists of the molecule(s) or ion(s) responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application (for example, for new indications, dosages, or strengths of an existing drug). This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or tentative approval of a full ANDA; however, an applicant submitting a full ANDA would be required to conduct sufficient studies to demonstrate that their generic product is bioequivalent to Auryxia.
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
As of December 31, 2017, Baupost beneficially owns approximately 22% of our issued and outstanding common stock. If Baupost converts all of the convertible notes it holds into shares of our common stock, Baupost would beneficially own approximately 39% of our issued and outstanding common stock. Baupost, through its equity interests, may have significant influence over matters submitted to our stockholders for approval and other corporate actions, such as:

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
In November 2016, we filed a registration statement on Form S-3 (No. 333-214513), which the SEC declared effective on December 6, 2016, which registered the issuance from time to time of up to $250 million of our securities. At that time, we also entered into the Sales Agreement with Cantor Fitzgerald, pursuant to which we were initially able to offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an aggregate offering price of up to $75.0 million. In July 2017, we filed a new prospectus supplement with the SEC relating to the Sales Agreement under which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an additional aggregate offering price of up to $75.0 million. During the year ended December 31, 2017, we sold 11,937,174 shares under the Sales Agreement for aggregate net proceeds of $75.7 million, which included all of the initial $75.0 million shares issuable pursuant to the Sales Agreement. As of the date hereof, we may sell up to an additional $72.4 million under the Sales Agreement pursuant to the July 2017 prospectus supplement. The initial $75.0 million of common stock issued pursuant to the Sales Agreement and the additional $75.0 million of common stock issuable pursuant to the Sales Agreement are included as part of the $250 million registered on the registration statement referred to above.
In October 2015, we raised $125 million through the private placement of Convertible Senior Notes due 2020, with funds managed by Baupost. The zero-coupon notes will mature in October 2020 unless converted into shares of our common stock in accordance with their terms prior to such date. Keryx does not have the right to redeem the notes prior to maturity. The conversion price of the notes is equal to the $3.74 per share closing price of our common stock on the day prior to the issuance of the Notes in October 2015, subject to certain adjustments under the terms of the notes.
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
Provisions in our amended and restated certificate of incorporation and bylaws could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, or control us. These factors could limit the price that certain investors might be willing to pay in the future for shares of our common stock. For example, our amended and restated bylaws have provisions specifying how and when stockholders may propose director nominations and other business to be brought before meetings of our stockholders and also provide that only certain parties may call a special meeting of stockholders, which could make it more difficult for stockholders to effect certain corporate actions. Any of these provisions could also have the effect of delaying or preventing a change in control.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our corporate office is located in Boston, Massachusetts. In April 2015, we signed a lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94-month term that commenced on May 1, 2015 for new office space to serve as our corporate headquarters.
ITEM 3. LEGAL PROCEEDINGS.
For a description of our legal proceedings, see Note 13 – Commitments and Contingencies to our condensed consolidated financial statements included in this report, which is incorporated into this item by reference.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is listed on the Nasdaq Capital Market and trades under the symbol “KERX.”
The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

	High	Low
Fiscal Year Ended December 31, 2017
Fourth Quarter	$7.95	$4.39
Third Quarter	$8.25	$6.35
Second Quarter	$7.23	$5.55
First Quarter	$6.40	$4.59

	High	Low
Fiscal Year Ended December 31, 2016
Fourth Quarter	$6.41	$4.16
Third Quarter	$7.53	$4.10
Second Quarter	$6.76	$4.54
First Quarter	$5.38	$3.17
Holders
The number of record holders of our common stock as of February 9, 2018 was 45.
Dividends
We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors. Further, in accordance with the Indenture, as defined in Note 8 – Debt to the consolidated financial statements included in this report, we are restricted from making payments of cash dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2017, regarding the securities authorized for issuance under our equity compensation plans, consisting of the 1999 Stock Option Plan, as amended, 2004 Long-Term Incentive Plan, 2007 Incentive Plan, 2009 CEO Incentive Plan and 2013 Incentive Plan, as amended.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans	11,967,815	$6.73	2,026,423

For information about all of our equity compensation plans, see Note 9 – Stockholders' (Deficit) Equity to the consolidated financial statements included in this report.

Issuer's Purchase of Equity Securities
As part of our equity compensation program, we sometimes allow, with the approval of our Compensation Committee, recipients of restricted stock awards the opportunity to sell their shares to us at the time of vesting to satisfy tax withholding obligations in connection with such vesting. The following table provides information concerning shares of our common stock purchased by us in connection with the forfeiture of shares to satisfy the employees’ obligations with respect to withholding taxes in connection with the vesting of certain shares of restricted stock during the three months ended December 31, 2017. Upon purchase, these shares are immediately retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2017	—	$—	—	$—
November 1 - 30, 2017	58,813	5.15	58,813	—
December 1 - 31, 2017	258	4.53	258	—
Total	59,071	$5.15	59,071	$—

COMMON STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2012 through December 31, 2017, with the cumulative total return over such period on (i) the U.S. Index of The Nasdaq Stock Market and (ii) the Biotechnology Index of the Nasdaq Stock Market. The graph assumes an investment of $100 on December 31, 2012, in our common stock (at the closing market price) and in each of the indices listed above, and assumes the reinvestment of all dividends. Measurement points are December 31 of each year.

ITEM 6. SELECTED FINANCIAL DATA.
The following Statement of Operations Data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, and Balance Sheet Data as of December 31, 2017, 2016, 2015, 2014 and 2013, as set forth below are derived from our audited consolidated financial statements. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this annual report on Form 10-K.

	Years ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Data:
Net U.S. Auryxia product sales	$55,514	$27,173	$10,141	$—	$—
License revenue	5,127	4,810	3,539	10,825	7,000
Total revenues	60,641	31,983	13,680	10,825	7,000
Costs and expenses:
Cost of goods sold	21,955	37,803	4,520	—	—
License expense	3,076	2,886	2,124	495	—
Research and development	37,679	29,504	36,694	51,502	34,734
Selling, general and administrative	99,622	84,553	81,410	70,057	19,349
Total costs and expenses:	162,332	154,746	124,748	122,054	54,083
Operating loss	(101,691)	(122,763)	(111,068)	(111,229)	(47,083)
Other (expense) income:
Amortization of debt discount	(62,965)	(34,227)	(11,357)	—	—
Other (expense) income, net	981	(4,025)	(630)	411	351
Total other (expense) income	(61,984)	(38,252)	(11,987)	411	351
Loss before income taxes	(163,675)	(161,015)	(123,055)	(110,818)	(46,732)
Income tax (benefit) expense	(235)	80	90	700	—
Net loss	(163,440)	(161,095)	(123,145)	(111,518)	(46,732)
Basic and diluted net loss per common share	$(1.43)	$(1.52)	$(1.19)	$(1.23)	$(0.58)

	As of December 31,
(in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents, interest receivable and short-term investment securities	$93,526	$111,810	$200,290	$85,840	$55,696
Working capital	$96,146	$111,346	$171,688	$69,285	$41,600
Total assets	$158,872	$141,427	$258,685	$103,628	$60,766
Convertible senior notes	$125,000	$125,000	$90,773	$—	$—
Total liabilities	$172,967	$149,723	$171,751	$30,144	$15,366
Total stockholders’ (deficit) equity	$(14,095)	$(8,296)	$86,934	$73,484	$45,400

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
OVERVIEW
We are a commercial stage biopharmaceutical company focused on bringing innovative medicines to people with kidney disease. Our long-term vision is to build a multi-product kidney care company. Our marketed product, Auryxia (ferric citrate) tablets, is an orally available, absorbable, iron-based medicine. Auryxia is approved by the U.S. Food and Drug Administration, or FDA, for two indications. Auryxia was originally approved in September 2014 for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis. Additionally, in November 2017, the FDA approved Auryxia for the treatment of iron deficiency anemia in adults with CKD, not on dialysis. With two FDA-approved indications, we will leverage our U.S. clinical and commercial infrastructure to make Auryxia available to millions of people with CKD and either iron deficiency anemia or elevated levels of serum phosphorus, which is referred to as hyperphosphatemia. Ferric citrate is also approved in Japan under the trade name Riona and marketed by our Japanese partner, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, and approved in Europe as Fexeric. We use the brand name Auryxia when we refer to ferric citrate for use in the approved indications in the United States. We refer to the product as ferric citrate when referring to its investigational use. Our vision of building a multi-product kidney care company includes expansion of our product portfolio with other medicines that can help patients with kidney disease.
OUR STRATEGY
Our business is focused on creating long-term stockholder value by bringing differentiated medicines to the market for the treatment of people with kidney disease that provide meaningful benefits to patients and their healthcare providers. The three pathways to our strategy are:
Maximize Auryxia's Potential
Auryxia is approved for two indications in the United States. We developed and subsequently launched Auryxia in the United States in late December 2014 following the FDA's approval of Auryxia for the control of serum phosphorus levels in adult patients with CKD on dialysis. In November 2017, the FDA approved Auryxia for the treatment of iron deficiency anemia in adult patients with CKD, not on dialysis. Auryxia is a non-calcium, non-chewable, orally-administered phosphate binder. Auryxia is the first FDA-approved oral iron medication that was specifically developed to treat iron deficiency anemia in CKD patients, not on dialysis. In the United States, there are approximately 450,000 adult patients with CKD requiring dialysis (referred to as End Stage Renal Disease, or ESRD), including approximately 350,000 adults currently taking a phosphate binder. We estimate that in the United States, approximately 1.7 million adults under the care of a nephrologist for CKD have iron deficiency anemia, not on dialysis, including approximately 650,000 adults currently being treated by nephrologists for iron deficiency anemia. Iron deficiency anemia is common in the non-dialysis population and the prevalence and severity increases as CKD advances. Iron deficiency anemia is symptomatic and can significantly impact quality of life. Auryxia is being marketed in the United States to nephrologists and renal care teams through our specialty salesforce and commercial infrastructure. Our field-based organization is aligned to 95 territories calling on target nephrologists and their associated dialysis centers. These target nephrologists treat CKD patients on dialysis and those not on dialysis. We believe strong fundamentals are in place to drive commercial adoption of Auryxia in the dialysis setting and maximize the potential of Auryxia as a treatment of iron deficiency anemia in adults with CKD, not on dialysis.
Expand Our Portfolio
We will evaluate opportunities to expand our product portfolio with other medicines that can help patients with kidney disease. Our business development activities include evaluating clinical-stage drug candidates, as well as commercially available medicines to in-license or acquire to add to our portfolio and provide us with new commercial opportunities. We will seek to add assets that leverage the infrastructure we have built to support our foundational medicine, Auryxia, including our clinical development and commercial teams. We believe these efforts have the potential to provide additional revenues to us in the future.

Manage Growth and Talent
We are committed to creating a culture of success and continue to engage a workforce of high-quality and talented people to support our potential growth.
Financial Performance Overview
Revenues
Product revenue is currently derived from sales of our sole commercial product, Auryxia, in the United States. License revenue relates to our license agreement with JT and Torii and includes license fees, milestone payments and royalties on net product sales.
Even though our trials demonstrated that Auryxia is effective in the control of serum phosphorus levels in patients with CKD on dialysis and for the treatment of iron deficiency anemia in patients with CKD, not on dialysis, there is no guarantee that we will be able to record meaningful commercial sales of Auryxia in the future or become profitable. In addition, we expect losses to continue as we continue to fund the development and commercialization of Auryxia, including, but not limited to, building of inventory, commercial activities, ongoing and additional clinical trials, and the potential acquisition and development of additional drug candidates in the future. As we continue our development efforts, we may enter into additional third-party collaborative agreements and may incur additional expenses, such as licensing fees and milestone payments. As a result, our quarterly results may fluctuate, and a quarter-by-quarter comparison of our operating results may not be a meaningful indication of our future performance.
Operating Expenses
Our research and development expenses consist primarily of salaries and related personnel costs, including stock-based compensation, fees paid to consultants and outside service providers for clinical and laboratory development, manufacturing, including inventory manufactured prior to regulatory approval of a product or a new contract manufacturer, regulatory, facilities-related and other expenses relating to the design, development, manufacture, testing, and enhancement of our drug candidates and technologies, as well as expenses related to in-licensing of new product candidates. We expense our research and development costs as they are incurred. Research and development expenses for the years ended December 31, 2017, 2016 and 2015 were $37.7 million, $29.5 million and $36.7 million, respectively.
The following table sets forth the research and development expenses per project, for the periods presented.

	Years ended December 31,
(in thousands)	2017	2016	2015
Auryxia (ferric citrate)	$35,046	$26,692	$32,911
Other	—	—	264
Stock-based compensation expense	2,633	2,812	3,519
Total	$37,679	$29,504	$36,694

Our selling, general and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executive, finance, legal, sales, pharmacovigilance, marketing and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, pre-commercial/commercial activities and facilities-related expenses.
Our results of operations include stock-based compensation expense as a result of the grants of stock options and restricted stock awards. Stock-based compensation expense for awards of options and restricted stock granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual awards. See “Critical Accounting Policies” below for a discussion of our recognition of stock-based compensation expense. The expense is classified by expense categories in the consolidated statements of operations. We expect to continue to incur significant stock-based compensation expenses.
RESULTS OF OPERATIONS
Years Ended December 31, 2017 and 2016

Net U.S. Auryxia Product Sales. For the year ended December 31, 2017, we recognized $55.5 million in product sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks, as compared with $27.2 million for the year ended December 31, 2016. In November 2017, we received FDA approval to market Auryxia for the treatment of iron deficiency anemia in adults with CKD, not on dialysis. We expect our revenues to be favorably impacted by the FDA approval of Auryxia in a second indication.

(in thousands)	2017	Percent of gross Auryxia product sales	2016	Percent of gross Auryxia product sales
Gross Auryxia product sales	$111,845		$44,557
Less provision for product sales allowances and accruals
Trade allowances	13,093	12%	5,157	12%
Rebates and chargebacks	40,482	36%	10,703	24%
Product returns	1,362	1%	879	2%
Other incentives (1)	1,394	1%	645	1%
Total	56,331	50%	17,384	39%
Net U.S. Auryxia product sales	$55,514		$27,173

(1)	Includes co-pay assistance and voucher rebates.
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
Gross Auryxia product sales increased for the year ended December 31, 2017 as compared to the same period in 2016 primarily as a result of an increase in patient prescriptions and related units sold, partially offset by a higher gross-to-net adjustment. Provisions for product sales allowances and accruals as a percentage of gross Auryxia product sales for the year ended December 31, 2017 as compared to the same period in 2016 increased primarily as a result of a higher percentage of sales through government (Medicare Part D) contracts that generally receive a larger rebate. Our gross-to-net adjustments may increase depending on our mix of business between Medicare Part D and commercial payers as well as the portion of our business coming from the use of Auryxia as a treatment for hyperphosphatemia as compared to the portion of our business coming from the use of Auryxia as a treatment for iron deficiency anemia.
The following table sets forth customers which represented 10% or more of our total revenues for 2017 and 2016:

(in thousands)	December 31, 2017	December 31, 2016
Fresenius Medical Care Rx	29%	22%
McKesson Corporation	19%	31%
DaVita Rx	18%	10%
Cardinal Health, Inc.	15%	11%
AmerisourceBergen Drug Corporation	15%	23%
License Revenue. For the year ended December 31, 2017, we recognized $5.1 million in license revenue on royalty payments from sales of Riona in Japan as compared to $4.8 million for the year ended December 31, 2016. This increase was directly attributable to increased sales of Riona in Japan.

Cost of Goods Sold. Cost of goods sold decreased by $15.8 million, or 42%, to $22.0 million for the year ended December 31, 2017, as compared to $37.8 million for the year ended December 31, 2016. The decrease is primarily a result of approximately $3.5 million in write-offs of inventory that were determined to be no longer suitable for commercial manufacture in 2017, as compared to $28.0 million in 2016. Cost of goods sold in 2016 also includes $2.6 million related to manufacturing charges incurred as a result of not fully utilizing planned production capacity at certain of our third-party manufacturers.
License Expense. For the year ended December 31, 2017, we recognized $3.1 million in license expense related to royalties due to the licensor of Auryxia relating to sales of Riona in Japan as compared to $2.9 million for the year ended December 31, 2016. This increase was due to an increase in sales of Riona in Japan in 2017 as compared to 2016.
Research and Development Expenses. Research and development expenses increased by $8.2 million, or 28%, to $37.7 million for the year ended December 31, 2017, as compared to $29.5 million for the year ended December 31, 2016. The increase in research and development expenses was primarily due to an increase in process development-related manufacturing costs as we seek to increase our manufacturing capabilities, as well as an increase in clinical trial costs. Research and development expenses included $2.6 million and $2.8 million in non-cash stock-based compensation expense for the years ended December 31, 2017 and 2016, respectively. We expect research and development expenses in 2018 to remain relatively consistent as compared to 2017.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $15.1 million, or 18%, to $99.6 million for the year ended December 31, 2017, as compared to $84.6 million for the year ended December 31, 2016. The increase was due to an increase in non-cash stock-based compensation expense recorded in 2017 related to the achievement of performance conditions tied to the vesting of equity awards of $4.6 million, as well as personnel costs attributable to the continued commercialization of Auryxia and costs associated with preparing for the approval and launch of Auryxia for the treatment of iron deficiency anemia in adults with CKD, not on dialysis. Selling, general and administrative expenses included $15.6 million and $11.2 million in non-cash stock-based compensation expense for the years ended December 31, 2017 and 2016, respectively. We expect selling, general and administrative expenses in 2018 to remain relatively consistent as compared to 2017.
Other (expense) income, net. Other (expense) income, net for the year ended December 31, 2017 was $62.0 million (expense) compared to $38.3 million (expense) for the year ended December 31, 2016. The increase was primarily due to an increase in the amortization of the debt discount of $29.0 million offset by a change in the fair value adjustment to the derivative liability related to our convertible senior notes of $5.0 million.
Income Tax (Benefit) Expense. Income tax (benefit) expense for the year ended December 31, 2017 was $0.2 million (benefit) compared to $0.1 million expense for the year ended December 31, 2016. The net income tax benefit recognized in 2017 relates to a tax benefit recorded in connection with the new corporate tax rate that was signed into law at the end of 2017, which was partially offset by the income tax expense recorded in each period related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes.
Years Ended December 31, 2016 and 2015
Net U.S. Auryxia Product Sales. For the year ended December 31, 2016, we recognized $27.2 million in product sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks as compared with $10.1 million for the year ended December 31, 2015.

(in thousands)	2016	Percent of gross Auryxia product sales	2015	Percent of gross Auryxia product sales
Gross Auryxia product sales	$44,557		$16,295
Less provision for product sales allowances and accruals
Trade allowances	5,157	12%	1,897	12%
Rebates and chargebacks	10,703	24%	2,418	15%
Product returns	879	2%	—	—%
Other incentives (1)	645	1%	1,839	11%
Total	17,384	39%	6,154	38%
Net U.S. Auryxia product sales	$27,173		$10,141
(1) Includes co-pay assistance and voucher rebates.

Gross Auryxia product sales increased for the year ended December 31, 2016 as compared to the same period in 2015 primarily as a result of an increase in patient prescriptions and related units sold. Provisions for product sales allowances and accruals as a percentage of gross Auryxia product sales for the year ended December 31, 2016 as compared to the same period in 2015 increased primarily as a result of additional rebates and discounts given to our third-party payors. The transition to the ex-factory revenue recognition method resulted in the need to establish an accrual for product returns, which increased the provisions for product sales allowances and accruals as a percentage of gross Auryxia product sales. Further, our sales of Auryxia in 2016 were negatively impacted by the interruption in the supply of Auryxia during portions of the third and fourth quarters of 2016 due to a production-related issue in converting API to finished drug product at our contract manufacturer. In November 2016, the FDA approved a second manufacturer to produce finished Auryxia drug product, after which we made Auryxia available for sale again.
As a result of the change in revenue recognition method during the fourth quarter of 2016, we did not have any deferred revenue at December 31, 2016, as compared to $3.5 million at December 31, 2015, which represents Auryxia product shipped to our Customers, but not yet resold to fill patient prescriptions, net of applicable allowances, discounts, incentives, rebates and chargebacks.
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
License Expense. For the year ended December 31, 2016, we recognized $2.9 million in license expense related to royalties due to the licensor of Auryxia relating to sales of Riona in Japan as compared to $2.1 million for the year ended December 31, 2015. This increase was due to an increase in sales of Riona in Japan.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.1 million, or 4%, to $84.6 million for the year ended December 31, 2016, as compared to $81.4 million for the year ended December 31, 2015. The increase was primarily due to a $16.2 million increase in selling expense related to the commercialization of Auryxia, including an increased sales force for a full year in 2016 versus a partial year in 2015. This was partially offset by decreases in personnel costs as a result of severance payments and related costs incurred in 2015.

Other (expense) income, net. Other (expense) income, net for the year ended December 31, 2016 was $38.3 million (expense) compared to $12.0 million (expense) for the year ended December 31, 2015. This increase in expense was primarily the result of $34.2 million of expense recorded related to the amortization of the debt discount recognized in connection with the issuance of the Convertible Senior Notes, due 2020, or the Notes, in October 2015, as compared to $11.4 million recorded in 2015. Additionally, we recorded $4.7 million of expense in 2016 related to the increase in fair value of the derivative liability associated with the Notes, as compared to $1.1 million in 2015. This derivative liability was recorded in connection with the issuance of the Notes in October 2015 and represents the portion of the Notes that is required to be accounted for separately. See Note 8 – Debt for additional details.
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
LIQUIDITY AND CAPITAL RESOURCES
Our major sources of cash have been proceeds from various public offerings of our common stock, the issuance of convertible notes, the upfront, royalty and milestone payments from our agreement with JT and Torii, sales of Auryxia, option and warrant exercises, interest income, and miscellaneous payments from our other prior licensing activities. The commercial launch of our product, Auryxia, occurred in late December 2014 and we began to recognize revenue from the sales of Auryxia in 2015. Even if we successfully commercialize Auryxia, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to successfully manufacture and commercialize our drug alone or in partnership, as well as successfully complete any post-approval regulatory obligations. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from Auryxia.
In November 2016, we filed a registration statement on Form S-3 (No. 333-214513), which the SEC declared effective on December 6, 2016, which registered the issuance from time to time of up to $250.0 million of our securities. At that time, we also entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., as sales agent, or Cantor Fitzgerald, pursuant to which we were initially able to offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an aggregate offering price of up to $75.0 million. In July 2017, we filed a new prospectus supplement with the SEC relating to the Sales Agreement under which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an additional aggregate offering price of up to $75.0 million. During the year ended December 31, 2017, we sold 11,937,174 shares under the Sales Agreement for aggregate net proceeds of $75.7 million, which included all of the initial $75.0 million shares issuable pursuant to the Sales Agreement. As of the date hereof, we may sell up to an additional $72.4 million under the Sales Agreement pursuant to the July 2017 prospectus supplement. The initial $75.0 million of common stock issued pursuant to the Sales Agreement and the additional $75.0 million of common stock issuable pursuant to the Sales Agreement are included as part of the $250 million registered on the registration statement referred to above.
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
As of December 31, 2017, we had $93.5 million in cash and cash equivalents, as compared to $111.8 million in cash and cash equivalents at December 31, 2016, representing a decrease of $18.3 million. This decrease was primarily a result of cash used in operations, partially offset by net proceeds from the sale of common stock.
We believe that our existing cash and cash equivalents will be sufficient to fund our current and planned operations for at least the next twelve months. The actual amount of cash that we will need to execute our current business objectives is subject to many factors, including, but not limited to, the timing and magnitude of cash received from product sales, the timing and expenditures associated with commercial activities related to Auryxia, the timing and expenditures associated with the build-up of inventory and capacity expansion, and the timing, design and conduct of any further clinical trials for ferric citrate. As a result of these factors, we may need to seek additional financing to provide the cash necessary to execute our current operations, including working capital needs. Our capital raising activities may include, but may not be limited to, one or more of the following: the issuance of common stock or other securities via private placement or public offerings, including the potential future sales of our common stock under the Sales Agreement; the issuance of debt, including potential working capital lines of credit; or possible business combinations. While we may seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. Additional equity financings may be dilutive to our stockholders; and debt financing, if available may involve significant cash payment obligations and covenants that restrict our ability to operate as a business. For a detailed discussion regarding the risks and uncertainties related to our liquidity and capital resources, please refer to our Risk Factor, “Our existing capital resources may not be adequate to finance our operating cash requirements for the length of time that we have estimated.”
Net cash used in operating activities for the year ended December 31, 2017 was $93.5 million, primarily attributable to our net loss of $163.4 million, adjusted for non-cash stock-based compensation expense and amortization of the debt discount recognized in connection with the Notes, as well as changes in operating assets and liabilities, principally the increase of inventory and other assets related to prepayments for manufacturing services, and corresponding increase of accrued expenses as compared to December 31, 2016. Net cash used in operating activities for the year ended December 31, 2016 was $86.6 million, primarily attributable to our net loss of $161.1 million, adjusted for non-cash stock-based compensation expense and amortization of the debt discount recognized in connection with the issuance of the Notes, as well as changes in operating assets and liabilities, principally the decrease of deferred revenue and accrued expenses from December 31, 2015.
Net cash used in investing activities for the year ended December 31, 2017 was $1.3 million as compared to $2.1 million for the year ended December 31, 2016, all of which was attributable to capital expenditures.
Net cash provided by financing activities for the year ended December 31, 2017 was $76.5 million, attributable to the net proceeds from the issuance of common stock under the Sales Agreement and exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2016 was $0.2 million, attributable to proceeds from the exercise of stock options.
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

OBLIGATIONS AND COMMITMENTS
Our contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to our facility lease, purchases of inventory and other purchases related to our product, debt obligations, consulting services and subscription fees, among others.
The following table summarizes our contractual obligations as of December 31, 2017.

(in thousands)	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior notes	$125,000	$—	$125,000	$—	$—
Facility lease	8,703	1,628	3,338	3,447	290
Purchase commitments	206,581	58,263	72,994	75,324	—
Total	$340,284	$59,891	$201,332	$78,771	$290
Convertible Senior Notes
The debt obligation of $125 million in the table above reflects our obligations under the Notes to make a principal payment for the par value of the Notes at maturity. Any future conversion or settlement of the Notes could impact the timing and amount of our potential cash payments under the Notes (see Note 8 – Debt).
Facility Lease
In April 2015, we signed a lease agreement for approximately 27,300 square feet in Boston, Massachusetts, for a 94-month term that commenced on May 1, 2015 and will expire in February 2022, for office space to serve as our corporate headquarters.
Purchase Commitments
Purchase commitments in the table above relate to agreements with certain contract manufacturers, for which we are not contractually able to terminate for convenience and avoid any and all future obligations. These amounts do not represent our entire anticipated purchases in the future, but generally represent our estimate of those items for which we have a contractual commitment to pay, including minimum purchase quantities of product. Such obligations also include inventory purchase orders based on our current manufacturing needs and require significant lead times to be fulfilled by our vendors. Purchase commitments exclude agreements that are cancelable without penalty, including open purchase orders that represent authorizations to purchase rather than legally binding agreements.
Contingent Milestone Payments
Under one of our existing manufacturing agreements, we may be required to pay up to $10.0 million in contingent manufacturing milestone payments to a contract manufacturer related to certain construction related matters if such activities are achieved by the contract manufacturer within a pre-specified time frame. These milestones will be capitalized, if achieved, as a deferred cost on our balance sheet until such time that we begin to receive product from the new facility being constructed by our contract manufacturer. As of December 31, 2017, one such milestone in the amount of $5.0 million was achieved. This amount is recorded on our balance sheet as an accrued expense and deferred cost in other long-term assets as of December 31, 2017. As the achievement of the remaining milestones was not considered probable as of December 31, 2017, such contingencies have not been recorded in our consolidated financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain manufacturing milestones.
Legal Proceedings
For a discussion of our legal proceedings as of December 31, 2017, see Note 13 – Commitments and Contingencies, to our consolidated financial statements included in this report.

CRITICAL ACCOUNTING POLICIES
The preparation of our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, equity revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, judgments and assumptions.  We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances. These estimates are subject to an inherent degree of uncertainty, and as a result, actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Related Sales Allowances and Accruals
Our commercial launch of Auryxia occurred in December 2014. We sell product to a limited number of major wholesalers, our Distributors, as well as certain pharmacies, or collectively our Customers. Our Distributors resell the product to retail pharmacies for purposes of filling patient prescriptions. In accordance with current GAAP, our revenue recognition policy requires that: (i) there is persuasive evidence that an arrangement exists between us and the Customer, (ii) delivery has occurred, (iii) collectibility is reasonably assured, and (iv) the price is fixed or determinable. In the fourth quarter of 2016, we began to recognize revenue under the pull-through (ex-factory) method based on sales to our Customers as a result of our ability to reasonably estimate product returns.
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
We have written contracts with our Customers and delivery occurs when a Customer receives Auryxia. We evaluate the creditworthiness of each of our Customers to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be deferred until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product sales from the sales to Customers and (ii) reasonably estimate our related sales allowances. We calculate gross product sales based on the wholesale acquisition cost that we charge our Customers for Auryxia. We estimate our net product sales by deducting reserve estimates from our gross product sales related to (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) expected product returns and (d) costs of incentives offered to certain indirect customers, including patients.
Trade Allowances: We generally provide discounts on Auryxia sales to our Customers in the form of a discount for prompt payment of invoices or a discount directly off the invoice amount. The prompt-pay discount is generally given for payment made within 35 days. Based on our judgment and industry experience, we expect our Customers to earn these discounts. We deduct the full amount of these discounts from our gross product sales and accounts receivable at the time such revenues are recognized. We also pay fees to our Distributors for distribution services which are generally based on a contractual percentage of total purchases made by each Distributor during the period. These fees are also deducted from our gross product sales at the time such revenues are recognized.
Rebates and Chargebacks: We contract with various commercial and Medicare Part D private insurance providers, Medicaid and other government agencies, or collectively, our Third-party Payors, so that Auryxia will be eligible for partial or full reimbursement from such Third-party Payors. We estimate the rebates and chargebacks we will provide to Third-party Payors and deduct these estimated amounts from our gross product sales at the time the revenues are recognized. We estimate the rebates and chargebacks that we will provide to Third-Party Payors based upon (i) our contracts with these Third-Party Payors, (ii) the government-mandated discounts applicable to government-funded programs, and (iii) information obtained from our Customers and other third parties regarding the payor mix for Auryxia.
Product Returns: Consistent with industry practice, we generally offer our Customers a limited right to return our Auryxia based on the product’s expiration date. Our Customers have the right to return Auryxia during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Currently the expiration date for Auryxia is eighteen months after it has been converted into tablet form, which is the last step in the manufacturing process for Auryxia and generally occurs within a few months before Auryxia is delivered to Customers. We estimate product returns based on the historical return patterns and we track actual returns by individual manufacturing lots. We expect that Distributors and pharmacies will not stock significant inventory due to the cost of the product, the expense to store the product and the fact that the product is readily available for distribution. We record an estimate of returns at the time of sale. If necessary, our estimated rate of returns may be adjusted for actual return experience as it becomes available. As of December 31, 2017, we have experienced a relatively limited number of product returns; however, our returns experience may change over time. As we continue to gain more historical experience with actual returns, we may be required to make a future adjustment to our product returns estimate, which would result in a corresponding change to our net product sales in the period of adjustment and could be significant.

Other Incentives: Other incentives that we offer to indirect customers include co-pay assistance rebates provided by us to commercially insured patients who have coverage for Auryxia and who reside in states that permit co-pay assistance programs, and vouchers for a small supply of Auryxia at no patient cost. Our co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Auryxia’s purchase price to a specified dollar amount. Based upon the terms of the program and data obtained from the third parties which administer the program, we estimate the co-pay assistance amounts and the percentage of patients that we expect to participate in the program in order to establish our accruals for co-pay assistance rebates. We deduct these estimated amounts from our gross product sales at the time the revenues are recognized.
We recognize license revenue in accordance with Accounting Standards Codification 605, Revenue Recognition. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on net product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.
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
Stock-Based Compensation
We grant stock options and restricted stock awards to employees, directors and consultants. We estimate an expected forfeiture rate and only recognize expense for those equity awards that are expected to vest. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model has several inputs, including the volatility in the price of our stock, the risk-free interest rate, the expected term of the option, the closing market price of our stock on the grant date and the exercise price. We base our estimates of our stock price volatility on the historical volatility of our common stock; however, these estimates are neither predictive nor indicative of the future performance of our stock. For purposes of the fair value calculation, we assume that no dividends will be paid during the life of the stock options. The aggregate fair value of awards calculated using the Black-Scholes option pricing model is generally expensed on a straight‑line basis over the requisite service period. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment.
The aggregate fair value of restricted stock granted to our employees and directors is determined based upon the quoted closing market price per share on the date of grant, adjusted for estimated forfeitures. This aggregate fair value is generally expensed on a straight‑line basis over the requisite service period.
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

Research and Development Costs
Research and development costs are expensed as incurred. Inventory expenditures prior to regulatory approval of the product candidate or prior to regulatory approval of the contract manufacturing site, if required, are recorded as research and development expense as incurred. The capitalization of inventory for our product candidates commences when management determines that the realization of future economic benefit is probable. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. We make estimates of costs incurred in relation to external clinical research organizations, or CROs, and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. We review and accrue CRO expenses and clinical trial expenses based on work performed and rely upon estimates of those costs applicable to the stage of completion of a trial. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven and depend on factors such as the achievement of certain events, the successful recruitment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, expenses related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical trial contract.
Inventory
Inventory is stated at the lower of cost or estimated realizable value. We determine the cost of our inventory, which includes amounts related to materials, third-party contract manufacturing and packaging services, and manufacturing overhead, on a first-in, first-out basis. We capitalize inventory costs at our suppliers when, based on management’s judgment, the realization of future economic benefit is probable at each given supplier. We received FDA approval for Auryxia on September 5, 2014, and on that date began capitalizing inventory purchases of saleable product from certain suppliers. Prior to FDA approval, all saleable product purchased from such suppliers was included in research and development expense. For an approved product that requires additional regulatory approval for a new manufacturing process or at a new contract manufacturing site, we include costs of product purchases from such suppliers in research and development expense until such time that process or contract manufacturing site is approved.
Accounts Receivable, Net
We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts, if necessary, are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to certain of our customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts we expect our customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts, cash discounts and chargebacks. There was no allowance for doubtful accounts at December 31, 2017 and 2016.
Accounting Related to Goodwill
Goodwill is reviewed for impairment annually, as of December 31, or when events arise that could indicate that an impairment exists. In 2017, we early adopted a new accounting pronouncement related to the testing of goodwill impairment; refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements included in this report. Under the new guidance, we test for goodwill impairment by comparing the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.

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
For the years ended December 31, 2017, 2016 and 2015, we recognized $(0.2) million, $0.1 million and $0.1 million, respectively, in income tax (benefit) expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes. Indefinite-lived intangibles are non-monetary assets which are not amortized for book purposes since there is no foreseeable limit to the cash flows provided by them. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the valuation allowance against our deferred tax assets.

RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of new accounting standards, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
The primary objective of our investment activities is to preserve capital while maximizing our income from investments and minimizing our market risk. As of December 31, 2017, our portfolio of financial instruments consisted of cash equivalents. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures. As of December 31, 2017, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on these criteria. UHY LLP, our independent registered public accounting firm, has audited the accompanying consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2017, included in this annual report on page F-2. UHY LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2017, which is found below.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Keryx Biopharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Keryx Biopharmaceuticals, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows of the Company, and our report dated February 21, 2018, expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ UHY LLP
New York, New York February 21, 2018
ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Consolidated Financial Statements
The following financial statements of Keryx Biopharmaceuticals, Inc. are filed as part of this report.

2.	Consolidated Financial Statement Schedules
All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

ITEM 16. FORM 10-K SUMMARY.
None.

3.	Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description

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

3.5
Certificate of Validation of the filing and effectiveness of the Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated June 13, 2017, filed as Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on July 27, 2017 (File No. 000-30929), and incorporated herein by reference.

3.6
Amendment to Amended and Restated Certificate of Incorporation of Keryx Biopharmaceuticals, Inc., dated June 13, 2017, filed as Exhibit 3.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on July 27, 2017 (File No. 000-30929), and incorporated herein by reference.

3.7
Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., adopted on December 13, 2017, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 19, 2017 (File No. 000-30929), and incorporated herein by reference.

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

4.3
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

10.9!
Amended and Restated Sub-License Agreement, dated June 8, 2009, as amended by the First Amendment thereto, dated June 12, 2013, by and between Keryx Biopharmaceuticals, Inc., Japan Tobacco, Inc. and Torii Pharmaceutical Co., Ltd, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 7, 2017 (File No. 000-30929), and incorporated herein by reference.

10.10!
Master Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Patheon Manufacturing Services LLC and certain of its affiliates dated September 27, 2016, and related Product Agreement dated September 27, 2016, and related Product Agreement dated October 12, 2016, filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017 (File No. 000-30929), and incorporated herein by reference.

10.11!
Product Agreement, dated August 29, 2017, by and between Keryx Biopharmaceuticals, Inc. and Patheon Inc. (an affiliate of Patheon Manufacturing Services LLC) related to the Master Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Patheon Manufacturing Services LLC and certain of its affiliates dated November 12, 2016, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 7, 2017 (File No. 000-30929), and incorporated herein by reference.

10.12!	Product Manufacture and Supply and Facility Construction Agreement, dated December 11, 2017, by and between Keryx Biopharmaceuticals, Inc. and BioVectra Inc.

10.13!	Master Manufacturing Services and Supply Agreement, dated December 20, 2017, by and between Keryx Biopharmaceuticals, Inc. and Siegfried Evionnaz SA.

10.14†	Employment Agreement with Gregory P. Madison dated March 10, 2015.

10.15†
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

10.18†
Second Amendment to Employment Agreement with Brian Adams dated December 15, 2016, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017 (File No. 000-30929), and incorporated herein by reference.

10.19†
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

10.21†
Second Amendment to Employment Agreement with John F. Neylan, M.D. dated January 6, 2017, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017 (File No. 000-30929), and incorporated herein by reference.

10.22†
Employment Agreement with Scott Holmes dated June 26, 2015, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on July 27, 2015 (File No. 000-30929), and incorporated herein by reference.

10.23†
First Amendment to Employment Agreement with Scott Holmes dated October 15, 2015, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on October 29, 2015 (File No. 000-30929), and incorporated herein by reference.

10.24†
Second Amendment to Employment Agreement with Scott Holmes dated January 6, 2017, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017 (File No. 000-30929), and incorporated herein by reference.

10.25†
Employment Agreement with Christine A. Carberry dated January 6, 2017, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 9, 2017 (File No. 000-30929), and incorporated herein by reference.

10.26†
Form of Indemnification Agreement between Keryx Biopharmaceuticals, Inc. and its directors and officers, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 9, 2016 (File No. 000-30929), and incorporated herein by reference.

10.27
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

10.29
Controlled Equity OfferingSM Sales Agreement dated November 9, 2016, by and between Keryx Biopharmaceuticals, Inc. and Cantor Fitzgerald & Co., filed as Exhibit 1.2 to the Registrant's Registration Statement on Form S-3, filed on November 9, 2016 (File No. 333-214513), and incorporated herein by reference.

10.30
One Marina Park Drive Office Lease dated April 29, 2015, by and between Keryx Biopharmaceuticals, Inc. and Fallon Cornerstone One MPD LLC, filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017 (File No. 000-30929), and incorporated herein by reference.

21.1	List of Subsidiaries.

23.1	Consent of UHY LLP.

24.1	Power of Attorney of Director and Officers of Keryx Biopharmaceuticals, Inc. (included on the signature to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 21, 2018.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 21, 2018.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 21, 2018.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 21, 2018.

101
The following financial information from Keryx Biopharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ (Deficit) Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

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
Date: February 21, 2018

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on February 21, 2018, and in the capacities indicated:

Signatures	Title

/s/ Gregory P. Madison	Chief Executive Officer and Director
Gregory P. Madison	(principal executive officer)

/s/ Scott A. Holmes	Chief Financial Officer
Scott A. Holmes	(principal financial and accounting officer)

/s/ Michael Rogers	Chairman of the Board of Directors
Michael Rogers

/s/ Kevin J. Cameron	Director
Kevin J. Cameron

/s/ Daniel P. Regan	Director
Daniel P. Regan

/s/ Steven C. Gilman	Director
Steven C. Gilman

/s/ Michael T. Heffernan	Director
Michael T. Heffernan

/s/ Jodie Morrison	Director
Jodie Morrison

/s/ Mark J. Enyedy	Director
Mark J. Enyedy

Keryx Biopharmaceuticals, Inc.
Consolidated Financial Statements as of December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Keryx Biopharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Keryx Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2018, expressed an unqualified opinion.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company's auditor since 2009.

New York, New York
February 21, 2018

Keryx Biopharmaceuticals, Inc.
Consolidated Balance Sheets as of December 31,

(in thousands, except share and per share amounts)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$93,526	$111,810
Inventory	28,695	12,681
Accounts receivable, net	8,146	5,236
Other current assets	11,199	3,170
Total current assets	141,566	132,897
Property, plant and equipment, net	4,521	4,211
Goodwill	3,208	3,208
Other assets, net	9,577	1,111
Total assets	$158,872	$141,427
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$45,031	$21,190
Deferred lease incentive, current portion	244	244
Other current liabilities	145	117
Total current liabilities	45,420	21,551
Convertible senior notes	125,000	125,000
Deferred lease incentive, net of current portion	1,018	1,262
Deferred tax liability	635	870
Other liabilities	894	1,040
Total liabilities	172,967	149,723
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (230,000,000 and 180,000,000 shares authorized, 119,272,304 and 105,921,052 shares issued, 119,192,356 and 105,841,104 shares outstanding at December 31, 2017 and 2016, respectively)	119	106
Additional paid-in capital	984,681	827,053
Treasury stock, at cost, 79,948 shares at December 31, 2017 and 2016	(357)	(357)
Accumulated deficit	(998,538)	(835,098)
Total stockholders’ deficit	(14,095)	(8,296)
Total liabilities and stockholders’ deficit	$158,872	$141,427
The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Operations for the Years Ended December 31,

(in thousands, except share and per share amounts)

	2017	2016	2015
Revenues:
Net U.S. Auryxia product sales	$55,514	$27,173	$10,141
License revenue	5,127	4,810	3,539
Total revenues	60,641	31,983	13,680
Costs and expenses:
Cost of goods sold	21,955	37,803	4,520
License expense	3,076	2,886	2,124
Research and development	37,679	29,504	36,694
Selling, general and administrative	99,622	84,553	81,410
Total costs and expenses	162,332	154,746	124,748
Operating loss	(101,691)	(122,763)	(111,068)
Other (expense) income:
Amortization of debt discount	(62,965)	(34,227)	(11,357)
Other (expense) income, net	981	(4,025)	(630)
Total other expense:	(61,984)	(38,252)	(11,987)
Loss before income taxes	(163,675)	(161,015)	(123,055)
Income tax (benefit) expense	(235)	80	90
Net loss	$(163,440)	$(161,095)	$(123,145)
Basic and diluted net loss per common share	$(1.43)	$(1.52)	$(1.19)
Weighted average shares used in computing basic and diluted net loss per common share	114,507,668	105,845,121	103,898,399
The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity
for the Years Ended December 31, 2017, 2016 and 2015
(in thousands, except share amounts)

	Common stock			Additional paid-in capital
					Treasury stock		Accumulated deficit
	Shares	Amount			Shares	Amount		Total
Balance at January 1, 2015	92,758,789	$93		$624,606	79,948	$(357)	$(550,858)	$73,484
Issuance of common stock in public offering (net of offering costs of $8,216)	10,541,667	10		118,274	—	—	—	118,284
Issuance of restricted stock	1,247,250	1		—	—	—	—	1
Forfeiture of restricted stock	(330,102)	—	*	—	—	—	—	—	*
Surrender of common stock for tax withholding	(1,625)	—	*	(15)				(15)
Issuance of common stock in connection with the exercise of options	1,005,576	1		1,462	—	—	—	1,463
Stock-based compensation	—	—		16,862	—	—	—	16,862
Net loss	—	—		—	—	—	(123,145)	(123,145)
Balance at December 31, 2015	105,221,555	$105		$761,189	79,948	$(357)	$(674,003)	$86,934
Issuance of restricted stock	974,325	1		—	—	—	—	1
Forfeiture of restricted stock	(341,603)	—	*	—	—	—	—	—	*
Issuance of common stock in connection with the exercise of options	66,775	—		198				198
Reclassification of derivative liability to equity	—	—		51,404				51,404
Stock-based compensation	—	—		14,262	—	—	—	14,262
Net loss	—	—		—	—	—	(161,095)	(161,095)
Balance at December 31, 2016	105,921,052	$106		$827,053	79,948	$(357)	$(835,098)	$(8,296)
Issuance of restricted stock, net of tax withholdings	1,231,825	1		(303)	—	—	—	(302)
Forfeiture of restricted stock	(142,251)	—		—	—	—	—	—	*
Retirement of restricted stock	(59,071)	—		—	—	—	—	—
Issuance of common stock in connection with exercise of options	383,575	—	*	1,146	—	—	—	1,146
At-the-market issuance of common stock, net of $1,928 of issuance costs	11,937,174	12		75,607	—	—	—	75,619
Increase in value of conversion feature in connection with modification of convertible notes	—	—		5	—	—	—	5
Reclassification of derivative liability to equity	—	—		62,735	—	—	—	62,735
Stock-based compensation	—	—		18,438	—	—	—	18,438
Net loss	—	—		—	—	—	(163,440)	(163,440)
Balance at December 31, 2017	119,272,304	$119		$984,681	79,948	$(357)	$(998,538)	$(14,095)
*    Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows for the Years Ended December 31,

(in thousands)

	2017	2016	2015
Cash flows from operating activities
Net loss	$(163,440)	$(161,095)	$(123,145)
Adjustments to reconcile loss to cash flows used in operating activities:
Stock-based compensation expense	18,272	13,989	16,500
Amortization of debt discount	62,965	34,227	11,357
Change in fair value of derivative liability	(225)	4,718	1,102
Depreciation and amortization	937	1,005	596
Loss on disposal of fixed assets	10	54	507
Write-down of inventory to net realizable value	3,467	27,968	—
Cash received from landlord	—	637	1,276
Amortization of deferred lease incentive	(244)	(244)	(163)
Deferred income taxes	(235)	80	90
Changes in operating assets and liabilities:
Other current assets	(8,029)	(340)	1,262
Accounts receivable, net	(2,910)	(1,580)	(2,822)
Accrued interest receivable	—	—	47
Inventory	(19,496)	(2,300)	(29,189)
Other current liabilities	28	(238)	—
Security deposits	—	—	(807)
Other assets	(8,466)	(11)	355
Accounts payable and accrued expenses	24,023	88	(8,478)
Deferred revenue	—	(3,526)	3,112
Other liabilities	(146)	(36)	943
Net cash used in operating activities	(93,489)	(86,604)	(127,457)
Cash flows from investing activities
Purchases of property, plant and equipment	(1,257)	(2,074)	(2,777)
Investment in held-to-maturity short-term securities	—	—	—
Proceeds from maturity of held-to-maturity short-term securities	—	—	11,508
Net cash (used in) provided by investing activities	(1,257)	(2,074)	8,731
Cash flows from financing activities
Proceeds from issuance of common stock, net of commission	75,720	—	118,284
Proceeds from issuance of convertible senior notes	—	—	125,000
Payments for common stock issuance costs	(102)	—	—
Proceeds from exercise of options	1,146	198	1,463
Payments for repurchase of common stock for employee tax withholding	(302)	—	(15)
Net cash provided by financing activities	76,462	198	244,732
Net (decrease) increase in cash and cash equivalents	(18,284)	(88,480)	126,006
Cash and cash equivalents at beginning of year	111,810	200,290	74,284
Cash and cash equivalents at end of year	$93,526	$111,810	$200,290
Non-cash investing and financing activities
Reclassification of derivative liability to equity	62,735	51,404	—
Increase of receivable from landlord and deferred lease incentive	—	—	637
The accompanying notes are an integral part of the consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Notes to the Consolidated Financial Statements

Unless the context requires otherwise, references in this report to “Keryx,” “Company,” “we,” “us” and “our” refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.
NOTE 1 – DESCRIPTION OF BUSINESS
OVERVIEW
We are a commercial stage biopharmaceutical company focused on bringing innovative medicines to people with kidney disease. Our long-term vision is to build a multi-product kidney care company. Our marketed product, Auryxia (ferric citrate) tablets, is an orally available, absorbable, iron-based medicine. Auryxia is approved by the U.S. Food and Drug Administration, or FDA, for two indications. Auryxia was originally approved in September 2014 for the control of serum phosphorus levels in patients with chronic kidney disease, or CKD, on dialysis. Additionally, in November 2017, the FDA approved Auryxia for the treatment of iron deficiency anemia in adults with CKD, not on dialysis. With two FDA-approved indications, we will leverage our U.S. clinical and commercial infrastructure to make Auryxia available to millions of people with CKD and either iron deficiency anemia or elevated levels of serum phosphorus, which is referred to as hyperphosphatemia. Ferric citrate is also approved in Japan under the trade name Riona and marketed by our Japanese partner, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, and approved in Europe as Fexeric. We use the brand name Auryxia when we refer to ferric citrate for use in the approved indications in the United States. We refer to the product as ferric citrate when referring to its investigational use. Our vision of building a multi-product kidney care company includes expansion of our product portfolio with other medicines that can help patients with kidney disease.
OUR STRATEGY
Our business is focused on creating long-term stockholder value by bringing differentiated medicines to the market for the treatment of people with kidney disease that provide meaningful benefits to patients and their healthcare providers. The three pathways to our strategy are:
Maximize Auryxia's Potential
Auryxia is approved for two indications in the United States. We developed and subsequently launched Auryxia in the United States in late December 2014 following the FDA's approval of Auryxia for the control of serum phosphorus levels in adult patients with CKD on dialysis. In November 2017, the FDA approved Auryxia for the treatment of iron deficiency anemia in adult patients with CKD, not on dialysis. Auryxia is a non-calcium, non-chewable, orally-administered phosphate binder. Auryxia is the first FDA-approved oral iron medication that was specifically developed to treat iron deficiency anemia in CKD patients, not on dialysis. In the United States, there are approximately 450,000 adult patients with CKD requiring dialysis (referred to as End Stage Renal Disease, or ESRD), including approximately 350,000 adults currently taking a phosphate binder. We estimate that in the United States, approximately 1.7 million adults under the care of a nephrologist for CKD have iron deficiency anemia, not on dialysis, including approximately 650,000 adults currently being treated by nephrologists for iron deficiency anemia. Iron deficiency anemia is common in the non-dialysis population and the prevalence and severity increases as CKD advances. Iron deficiency anemia is symptomatic and can significantly impact quality of life. Auryxia is being marketed in the United States to nephrologists and renal care teams through our specialty salesforce and commercial infrastructure. Our field-based organization is aligned to 95 territories calling on target nephrologists and their associated dialysis centers. These target nephrologists treat CKD patients on dialysis and those not on dialysis. We believe strong fundamentals are in place to drive commercial adoption of Auryxia in the dialysis setting and maximize the potential of Auryxia as a treatment of iron deficiency anemia in adults with CKD, not on dialysis.
Expand Our Portfolio
We will evaluate opportunities to expand our product portfolio with other medicines that can help patients with kidney disease. Our business development activities include evaluating clinical-stage drug candidates, as well as commercially available medicines to in-license or acquire to add to our portfolio and provide us with new commercial opportunities. We will seek to add assets that leverage the infrastructure we have built to support our foundational medicine, Auryxia, including our clinical development and commercial teams. We believe these efforts have the potential to provide additional revenues to us in the future.

Manage Growth and Talent
We are committed to creating a culture of success and continue to engage a workforce of high-quality and talented people to support our potential growth.
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
RECENTLY ISSUED ACCOUNTING STANDARDS
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we do not believe that the impact of recently issued standards that are not yet effective will have a material impact on our financial position or results of operations upon adoption.
In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five-step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The FASB issued several amendments to ASU No. 2014-09 which have the same effective date and transition date. These standards became effective for us on January 1, 2018 and will be adopted using the modified retrospective method. As of the date of this report, we have finalized our assessments over the impact that these new standards will have on our consolidated results of operations, financial position and disclosures, and have not identified any accounting changes that would materially impact the amount of reported revenues with respect to our product revenues. As of January 1, 2018, we expect to recognize an immaterial adjustment to retained earnings reflecting the cumulative impact for the accounting changes made upon adoption of these new standards.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Under this standard, the measurement principle for inventory changed from lower of cost or market value to lower of cost and net realizable value. The standard defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is applicable to inventory that is accounted for under the first-in, first-out or average cost method and became effective for us on January 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019 and must be applied using a modified retrospective transition approach which requires application of the new guidance for all periods presented. The adoption of this standard is expected to have a material impact on our financial position as it will increase the amount of our assets and liabilities. We do not expect this standard to have a material impact on our consolidated statement of operations.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This standard became effective for us on January 1, 2017. The adoptions of this standard did not have a material impact on our financial position, results of operations or statement of cash flows.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard became effective for us on January 1, 2018. This standard is not expected to have a material impact on our statement of cash flows upon adoption.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include our financial statements and those of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES
The preparation of our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, equity revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, judgments and assumptions.  We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances. These estimates are subject to an inherent degree of uncertainty, and as a result, actual results may differ from these estimates under different assumptions or conditions.
CASH AND CASH EQUIVALENTS
We consider liquid investments with original maturities of three months or less at the time of purchase to be cash and cash equivalents. At December 31, 2017, all of our cash and cash equivalents were held in commercial bank accounts.
INVENTORY
Inventory is stated at the lower of cost or estimated realizable value. We determine the cost of our inventory, which includes amounts related to materials, third-party contract manufacturing and packaging services, and manufacturing overhead, on a first-in, first-out basis. We capitalize inventory costs at our suppliers when, based on management’s judgment, the realization of future economic benefit is probable at each given supplier. We received FDA approval for Auryxia on September 5, 2014, and on that date began capitalizing inventory purchases of saleable product from certain suppliers. Prior to FDA approval, all saleable product purchased from such suppliers was included in research and development expense. For an approved product that requires additional regulatory approval for a new manufacturing process or at a new contract manufacturing site, we include costs of product purchases from such suppliers in research and development expense until such time that process or contract manufacturing site is approved.
ACCOUNTS RECEIVABLE, NET
We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable determined to be uncollectible are written off against the allowance for doubtful accounts. Allowances for doubtful accounts, if necessary, are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to certain of our customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts we expect our customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts, cash discounts and chargebacks. There was no allowance for doubtful accounts at December 31, 2017 and 2016.
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

REVENUE RECOGNITION
Our commercial launch of Auryxia occurred in December 2014. We sell product to a limited number of major wholesalers, our Distributors, as well as certain pharmacies, or collectively, our Customers. Our Distributors resell the product to retail pharmacies for purposes of filling patient prescriptions. In accordance with current GAAP, our revenue recognition policy requires that: (i) there is persuasive evidence that an arrangement exists between us and the Customer, (ii) delivery has occurred, (iii) collectibility is reasonably assured, and (iv) the price is fixed or determinable. In the fourth quarter of 2016, we began to recognize revenue under the pull-through (ex-factory) method based on sales to our Customers as a result of our ability to reasonably estimate product returns.
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
We have written contracts with our Customers and delivery occurs when a Customer receives Auryxia. We evaluate the creditworthiness of each of our Customers to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be deferred until receipt of payment. In order to conclude that the price is fixed or determinable, we must be able to (i) calculate our gross product sales from the sales to Customers and (ii) reasonably estimate our related sales allowances. We calculate gross product sales based on the wholesale acquisition cost that we charge our Customers for Auryxia. We estimate our net product sales by deducting reserve estimates from our gross product sales related to (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) expected product returns and (d) costs of incentives offered to certain indirect customers, including patients.
Trade Allowances: We generally provide discounts on Auryxia sales to our Customers in the form of a discount for prompt payment of invoices or a discount directly off the invoice amount. The prompt-pay discount is generally given for payment made within 35 days. Based on our judgment and industry experience, we expect our Customers to earn these discounts. We deduct the full amount of these discounts from our gross product sales and accounts receivable at the time such revenues are recognized. We also pay fees to our Distributors for distribution services which are generally based on a contractual percentage of total purchases made by each Distributor during the period. These fees are also deducted from our gross product sales at the time such revenues are recognized.
Rebates and Chargebacks: We contract with various commercial and Medicare Part D private insurance providers, Medicaid and other government agencies, or collectively, our Third-party Payors, so that Auryxia will be eligible for partial or full reimbursement from such Third-party Payors. We estimate the rebates and chargebacks we will provide to Third-party Payors and deduct these estimated amounts from our gross product sales at the time the revenues are recognized. We estimate the rebates and chargebacks that we will provide to Third-Party Payors based upon (i) our contracts with these Third-Party Payors, (ii) the government-mandated discounts applicable to government-funded programs, and (iii) information obtained from our Customers and other third parties regarding the payor mix for Auryxia.
Product Returns: Consistent with industry practice, we generally offer our Customers a limited right to return our Auryxia based on the product’s expiration date. Our Customers have the right to return Auryxia during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Currently the expiration date for Auryxia is eighteen months after it has been converted into tablet form, which is the last step in the manufacturing process for Auryxia and generally occurs within a few months before Auryxia is delivered to Customers. We estimate product returns based on the historical return patterns and we track actual returns by individual manufacturing lots. We expect that Distributors and pharmacies will not stock significant inventory due to the cost of the product, the expense to store the product and the fact that the product is readily available for distribution. We record an estimate of returns at the time of sale. If necessary, our estimated rate of returns may be adjusted for actual return experience as it becomes available. As of December 31, 2017, we have experienced a relatively limited number of product returns; however, our returns experience may change over time. As we continue to gain more historical experience with actual returns, we may be required to make a future adjustment to our product returns estimate, which would result in a corresponding change to our net product sales in the period of adjustment and could be significant.

Other Incentives: Other incentives that we offer to indirect customers include co-pay assistance rebates provided by us to commercially insured patients who have coverage for Auryxia and who reside in states that permit co-pay assistance programs, and vouchers for a small supply of Auryxia at no patient cost. Our co-pay assistance program is intended to reduce each participating patient’s portion of the financial responsibility for Auryxia’s purchase price to a specified dollar amount. Based upon the terms of the program and data obtained from the third parties which administer the program, we estimate the co-pay assistance amounts and the percentage of patients that we expect to participate in the program in order to establish our accruals for co-pay assistance rebates. We deduct these estimated amounts from our gross product sales at the time the revenues are recognized.
Classification of product sales allowances and accruals
Allowances against receivable balances primarily relate to prompt-pay discounts, chargebacks and product returns and are recorded at the time of sale, resulting in a reduction in product sales revenue and the recording of product sales receivables net of allowances. Accruals related to Medicaid, Medicare Part D and other government and commercial rebates, as well as wholesaler fees, are recorded at the time of sale, resulting in a reduction in product sales and the recording of an increase in accrued expenses.
Our U.S. Auryxia product sales for the years ended December 31, 2017, 2016 and 2015 were offset by provisions for allowances and accruals as set forth in the tables below.

(in thousands)	2017	Percent of gross Auryxia product sales	2016	Percent of gross Auryxia product sales	2015	Percent of gross Auryxia product sales
Gross Auryxia product sales	$111,845		$44,557		$16,295
Less provision for product sales allowances and accruals
Trade allowances	13,093	12%	5,157	12%	1,897	12%
Rebates and chargebacks	40,482	36%	10,703	24%	2,418	15%
Product returns	1,362	1%	879	2%	—	—%
Other incentives (1)	1,394	1%	645	1%	1,839	11%
Total	56,331	50%	17,384	39%	6,154	38%
Net U.S. Auryxia product sales	$55,514		$27,173		$10,141

(1)	Includes co-pay assistance and voucher rebates.
We recognize license revenue in accordance with Accounting Standards Codification 605, Revenue Recognition. We analyze each element of our licensing agreement to determine the appropriate revenue recognition. The terms of the license agreement may include payment to us of non-refundable up-front license fees, milestone payments if specified objectives are achieved, and/or royalties on net product sales. We recognize revenue from upfront payments over the period of significant involvement under the related agreements unless the fee is in exchange for products delivered or services rendered that represent the culmination of a separate earnings process and no further performance obligation exists under the contract. We recognize milestone payments as revenue upon the achievement of specified milestones only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract.
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

The following table sets forth customers or partners who represented 10% or more of our total revenues for 2017, 2016 and 2015:

	December 31, 2017	December 31, 2016	December 31, 2015
Fresenius Medical Care Rx	29%	22%	15%
McKesson Corporation	19%	31%	23%
DaVita Rx	18%	10%	19%
Cardinal Health, Inc.	15%	11%	24%
AmerisourceBergen Drug Corporation	15%	23%	17%
COST OF GOODS SOLD
Cost of goods sold includes the cost of active pharmaceutical ingredient, or API, for Auryxia on which product sales were recognized during the period, as well as the associated costs for tableting, packaging, shipment, insurance and quality assurance, as well as any idle capacity charges we may incur at our contract manufacturers and write-offs of inventory that fails to meet specifications or is otherwise no longer suitable for commercial manufacture. Cost of goods sold also includes royalties due to the licensor of Auryxia related to the U.S. product sales recognized during the period, as well as a manufacturing fee related to API manufactured by us in the licensed territory through September 2017.
LICENSE EXPENSE
License expense include royalty and other expenses due to the licensor of Auryxia related to our sublicense agreement with JT and Torii. Royalty expenses are directly related to the net sales recognized by JT and Torii during the period and is recognized in the same period as the license revenue is recorded. Other expenses are recognized in the period they are incurred.
RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred. Inventory expenditures prior to regulatory approval of the product candidate or prior to regulatory approval of the contract manufacturing site, if required, are recorded as research and development expense as incurred. The capitalization of inventory for our product candidates commences when management determines that the realization of future economic benefit is probable. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered, or the related services are performed, subject to an assessment of recoverability. We make estimates of costs incurred in relation to external clinical research organizations, or CROs, and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Significant judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period. We review and accrue CRO expenses and clinical trial expenses based on work performed and rely upon estimates of those costs applicable to the stage of completion of a trial. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to negotiation and vary from contract to contract. Payments under these contracts may be uneven and depend on factors such as the achievement of certain events, the successful recruitment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, expenses related to clinical site costs are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical trial contract.
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
STOCK-BASED COMPENSATION
We grant stock options and restricted stock awards to employees, directors and consultants. We estimate an expected forfeiture rate and only recognize expense for those equity awards that are expected to vest. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model has several inputs, including the volatility in the price of our stock, the risk-free interest rate, the expected term of the option, the closing market price of our stock on the grant date and the exercise price. We base our estimates of our stock price volatility on the historical volatility of our common stock; however, these estimates are neither predictive nor indicative of the future performance of our stock. For purposes of the fair value calculation, we assume that no dividends will be paid during the life of the stock options. The aggregate fair value of awards calculated using the Black-Scholes option pricing model is generally expensed on a straight‑line basis over the requisite service period. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment.
The aggregate fair value of restricted stock granted to our employees and directors is determined based upon the quoted closing market price per share on the date of grant, adjusted for estimated forfeitures. This aggregate fair value is generally expensed on a straight‑line basis over the requisite service period.
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
BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options, as their inclusion would be anti-dilutive. The options outstanding as of December 31, 2017, 2016 and 2015, which are not included in the computation of net loss per share amounts, were 11,967,815, 8,677,998 and 5,411,557, respectively.
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

In 2006, ADI, our wholly-owned subsidiary, completed the acquisition of Accumin™, a novel, patent protected, diagnostic for the direct measurement of total, intact urinary albumin, from AusAm Biotechnologies, Inc. We accounted for the ADI transaction as a purchase. The excess of the purchase price over the net assets acquired in the ADI transaction represented goodwill, which was allocated to our Products segment based on the proposed synergies with our then existing drug pipeline activities. In September 2008, we terminated our license agreement related to the ADI product.
Goodwill is reviewed for impairment annually, as of December 31, or when events arise that could indicate that an impairment exists. We test for goodwill impairment by comparing the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. As of December 31, 2017, 2016 and 2015, management conducted its annual assessments of goodwill and concluded that there were no impairments. We will continue to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.
CONCENTRATIONS OF CREDIT RISK
We do not have significant off-balance-sheet risk or credit risk concentrations. We maintain our cash and cash equivalents with multiple financial institutions. See Note 3 – Fair Value Measurements.
Our accounts receivable, net at December 31, 2017 and 2016 represent amounts due to the Company from customers. We perform ongoing credit evaluations of our customers and generally do not require collateral. The following table sets forth customers who represented 10% or more of our total accounts receivable, net as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Fresenius Medical Care Rx	43%	22%
Cardinal Health, Inc.	32%	11%
AmerisourceBergen Drug Corporation	26%	23%
McKesson Corporation	21%	31%
DaVita Rx	—%	10%
NOTE 3 – FAIR VALUE MEASUREMENTS
We measure certain financial assets and liabilities at fair value on a recurring basis in our statements using a fair value hierarchy. The hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1—quoted prices (unadjusted) in active markets for identical assets and liabilities;

•	Level 2—inputs other than Level 1 quoted prices that are directly or indirectly observable; and

•	Level 3—unobservable inputs that are not corroborated by market data.
The following table provides the fair value measurements made on a recurring basis of applicable financial assets as of December 31, 2017 and 2016:

	Financial assets at fair value as of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1)	$1,895	$—	$—
Total assets	$1,895	$—	$—

	Financial assets at fair value as of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1)	$107,084	$—	$—
Total assets	$107,084	$—	$—

(1)
Cash equivalents as of December 31, 2017 and 2016 consisted of institutional money market funds. The carrying value of our money market funds approximates fair value due to their short-term maturities.

Debt
In October 2015, we issued $125 million in Convertible Senior Notes due 2020, or the Notes, in a private financing to funds managed by The Baupost Group, L.L.C., or Baupost. As of December 31, 2017 and 2016 the fair value of our Notes was $155.4 million and $195.9 million, respectively, which differs from their carrying value. The fair value of our Notes is influenced by our stock price and stock price volatility. See Note 8 – Debt for additional information on our debt obligations.
NOTE 4 – INVENTORY
Inventory consisted of the following at December 31, 2017 and 2016:

(in thousands)	December 31, 2017	December 31, 2016
Raw materials	$469	$418
Work in process	25,160	11,430
Finished goods	3,066	833
Total inventory	$28,695	$12,681

During the years ended December 31, 2017 and 2016, we wrote off approximately $3.5 million and $28.0 million, respectively, of inventory that was determined to be no longer suitable for commercial manufacture, which was recorded to cost of goods sold. We did not have any write-offs of inventory during the year ended December 31, 2015.
Total inventory as of December 31, 2017 increased by $16.0 million as compared to December 31, 2016 primarily as a result of inventory build-up in connection with capacity expansion initiatives, partially offset by inventory sold to customers.
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

(in thousands)	December 31, 2017	December 31, 2016
Leasehold improvements	$4,353	$3,916
Office furniture and equipment	1,544	747
Computers, software and related equipment	779	787
	6,676	5,450
Accumulated depreciation	(2,155)	(1,239)
Net book value	$4,521	$4,211
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $0.9 million, $1.0 million and $0.6 million, respectively.

NOTE 6 – OTHER ASSETS
Other current assets
Other current assets consisted of the following at December 31, 2017 and 2016:

(in thousands)	December 31, 2017	December 31, 2016
Prepaid manufacturing costs	$7,646	$289
Prepaid selling, general and administrative expenses	2,265	1,528
Prepaid research and development expenses	1,288	1,353
Total other current assets	$11,199	$3,170
Prepaid manufacturing costs as of December 31, 2017 primarily relate to upfront payments to our contract manufacturers related to 2018 production of inventory.
Other assets, net
Other assets, net consisted of the following at December 31, 2017 and 2016:

(in thousands)	December 31, 2017	December 31, 2016
Deferred manufacturing costs	$7,338	$—
Deposits	1,099	1,055
Long-term prepaid manufacturing costs	1,000	—
Deferred registration fees	140	56
Total other long-term assets	$9,577	$1,111
Deferred costs as of December 31, 2017 consisted of amounts paid or payable under contract manufacturing agreements, including a $5.0 million milestone related to a facility construction agreement and $2.3 million in product premiums payable by us to our contract manufacturer. We capitalize certain expenses as deferred costs related to agreements with a contract manufacturer in connection with the construction of an expanded manufacturing facility. These costs will be capitalized as incurred and will begin to be expensed at such time that we begin to receive product from the newly-constructed facility. These costs will be expensed ratably over the supply period based on anticipated product to be received from the new facility. At December 31, 2017, the amounts included in deferred costs were also recorded as an accrued expense on our consolidated balance sheet as they had not been paid prior to year-end.
NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following at December 31, 2017 and 2016:

(in thousands)	December 31, 2017	December 31, 2016
Commercial rebates and fees	$16,362	$4,616
Accrued manufacturing expenses	9,434	804
Accrued compensation and related liabilities	7,504	8,190
Accounts payable	6,474	2,225
Professional, license, and other fees and expenses	5,257	5,355
Total accounts payable and accrued expenses	$45,031	$21,190

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
We determined the expected life of the debt was equal to the period through July 1, 2016, as this represents the point at which a portion of the Notes was initially contingently convertible into cash. Accordingly, for the year ended December 31, 2016, $34.2 million of interest expense was recognized related to the Notes, all of which was attributable to the amortization of the debt discount.

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
For the year ended December 31, 2017, $63.0 million of interest expense was recognized related to the Notes. As of December 31, 2017 and 2016, the balance of the Notes and the carrying value of the Notes was $125 million, and the fair value of the Notes was $155.4 million and $195.9 million, respectively.
NOTE 9 – STOCKHOLDERS’ (DEFICIT) EQUITY
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
a. The 1999 Stock Option Plan was adopted in November 1999. Under the 1999 Stock Option Plan, our board of directors could grant stock-based awards to directors, consultants and employees. The plan authorizes grants to purchase up to 4,230,000 shares of authorized but unissued common stock. The plan limits the term of each option to no more than 10 years from the date of the grant. The plan permits the board of directors or a committee appointed by the board to administer the plan. The administrator has the authority, in its discretion, to determine the terms and conditions of any option granted to a service provider, including the vesting schedule. As of December 31, 2017, no additional shares of our common stock may be issued under the 1999 Stock Option Plan.
b. The 2004 Long-Term Incentive Plan was adopted in June 2004 by our stockholders. Under the 2004 Long-Term Incentive Plan, the compensation committee of our board of directors is authorized to grant stock-based awards to directors, consultants and employees. The 2004 plan authorizes grants to purchase up to 4,000,000 shares of authorized but unissued common stock. The plan limits the term of each option to no more than 10 years from the date of grant. As of December 31, 2017, no additional shares of our common stock may be issued under the 2004 Long-Term Incentive Plan.
c. The 2007 Incentive Plan was adopted in June 2007 by our stockholders. Under the 2007 Incentive Plan, the compensation committee of our board of directors is authorized to grant stock-based awards to directors, consultants, employees and officers. The 2007 Incentive Plan authorizes grants to purchase up to 6,000,000 shares of authorized but unissued common stock. The plan expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant. As of December 31, 2017, up to an additional 45,754 shares may be issued under the 2007 Incentive Plan.
d. The 2009 CEO Incentive Plan was adopted in May 2009. Under the 2009 CEO Incentive Plan, our board of directors granted an option to Ron Bentsur, our former Chief Executive Officer, to purchase up to 600,000 shares of authorized but unissued common stock. The option has a term of 10 years from the date of grant. During the year ended December 31, 2015, the option was exercised in full.
e. The 2013 Incentive Plan was adopted in June 2013 by our stockholders at our 2013 Annual Meeting of Stockholders. The 2013 Incentive plan was amended by our stockholders at a special meeting of our stockholders in November 2014, which increased the number of authorized shares issuable thereunder from 3,500,000 to 9,500,000, and at our 2016 Annual Meeting of Stockholders held on May 25, 2016, which increased the number of authorized shares issuable thereunder from 9,500,000 to 18,000,000. Under the 2013 Incentive Plan, the Compensation Committee of the Company’s Board of Directors is authorized to grant stock-based awards to directors, officers, employees and consultants. The plan expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant. As of December 31, 2017, up to an additional 1,980,669 shares may be issued under the 2013 Incentive Plan.
Total shares available for the issuance of stock options or other stock-based awards under our stock option and incentive plans were 2,026,423 shares at December 31, 2017.
Stock Options
The following table summarizes stock option activity for all plans for the year ended December 31, 2017:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	8,677,998	$7.28	8.12	$8,840,412
Granted	4,669,150	5.46
Exercised	(383,575)	2.99		$1,767,281
Forfeited or Expired	(995,758)	7.04
Outstanding at December 31, 2017	11,967,815	$6.73	8.00	$2,395,566
Vested and expected to vest at December 31, 2017	7,963,262	$7.42	7.61	$2,303,825
Exercisable at December 31, 2017	4,816,619	$8.61	6.80	$1,678,842
The weighted-average grant-date fair value of stock options granted during 2017, 2016 and 2015 was $3.91, $3.47, and $8.47, respectively. The aggregate intrinsic value of options exercised during 2017, 2016 and 2015, measured as of the exercise date, was approximately $1.8 million, $0.2 million, and $8.6 million, respectively.
Upon the exercise of stock options, we issue new shares of our common stock. As of December 31, 2017, 3,753,750 options issued to employees are unvested, milestone-based options.

Restricted Stock
Certain employees, directors and consultants have been awarded restricted stock under our equity incentive plans. The time-vesting restricted stock grants vest primarily over a period of three to four years. The following table summarizes restricted stock activity for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,524,884	$7.07	$8,935,820
Granted	1,231,825	5.71
Vested	(671,090)	6.49	$4,157,589
Forfeited or Retired	(201,322)	7.04
Outstanding at December 31, 2017	1,884,297	$6.39	$8,761,981
The weighted-average grant-date fair value of restricted stock granted during 2017, 2016 and 2015 was $5.71, $3.86, and $4.76, respectively. The total fair value of restricted stock that vested during 2017, 2016 and 2015 was $4.2 million, $2.4 million and $4.7 million, respectively.
As of December 31, 2017, 310,000 shares of restricted stock issued to employees are unvested, milestone-based shares.
Stock-Based Compensation
The following tables summarize stock-based compensation expense information about equity incentive grants for the years ended December 31, 2017, 2016 and 2015:

	For the years ended December 31,
(in thousands)	2017	2016	2015
Cost of goods sold	$167	$125	$14
Research and development expenses	2,466	2,687	3,519
Selling, general and administrative expenses	15,639	11,177	12,967
	$18,272	$13,989	$16,500

	For the years ended December 31,
(in thousands)	2017	2016	2015
Stock-based compensation expense associated with restricted stock	$5,738	$4,159	$5,073
Stock-based compensation expense associated with stock options	12,534	9,830	11,427
	$18,272	$13,989	$16,500
Stock-based compensation costs capitalized as part of inventory were immaterial for the years ended December 31, 2017, 2016 and 2015.
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

Black-Scholes Option Valuation Assumptions	2017	2016	2015
Risk-free interest rates	2.1%	1.5%	1.7%
Dividend yield	—%	—%	—%
Volatility	84.1%	81.4%	89.2%
Weighted-average expected term	6.0 years	6.0 years	6.0 years
We used historical information to estimate forfeitures within the valuation model. As of December 31, 2017, there was $9.0 million and $5.5 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 1.9 years and 1.6 years, respectively. These amounts do not include, as of December 31, 2017, 3,753,750 options outstanding and 310,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones. Stock-based compensation will be measured and recorded if and when it is probable that the milestone will occur.
During the year ended December 31, 2017, we recognized $4.6 million of stock-based compensation expense related to milestone-based awards which vested in connection with certain corporate milestones.
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
We filed a registration statement on Form S-3 (No. 333-214513) which was declared effective by the SEC on December 6, 2016, which included a prospectus covering the sale of the $75.0 million shares which could be sold by Cantor Fitzgerald under the Sales Agreement. In July 2017, we filed a new prospectus supplement with the SEC relating to the Sales Agreement under which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an additional aggregate offering price of up to $75.0 million. During the year ended December 31, 2017, we sold 11,937,174 shares under the Sales Agreement for aggregate net proceeds of $75.7 million, which included all of the initial $75.0 million shares issuable pursuant to the Sales Agreement. As of the date hereof, we may sell up to an additional $72.4 million under the Sales Agreement pursuant to the July 2017 prospectus supplement. The initial $75.0 million of common stock issued pursuant to the Sales Agreement and the additional $75.0 million of common stock issuable pursuant to the Sales Agreement are included as part of the $250 million of our securities we registered on the registration statement on Form S-3 (No. 333-214513) we filed in November 2016, which the SEC declared effective on December 6, 2016.
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
In September 2007, we entered into a Sublicense Agreement with JT and Torii, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate in Japan, which is being marketed in the United States under the trade name Auryxia. JT and Torii are responsible for the future development and commercialization costs in Japan. Effective as of June 8, 2009, we entered into an Amended and Restated Sublicense Agreement with JT and Torii, which, among other things, provided for the elimination of all significant on-going obligations under the sublicense agreement.
In January 2013, JT and Torii filed its new drug application with the Japanese Ministry of Health, Labour and Welfare for marketing approval of ferric citrate in Japan for the treatment of hyperphosphatemia in patients with CKD.
In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, launched in May 2014 and being marketed in Japan by JT’s subsidiary, Torii Pharmaceutical Co., Ltd., under the brand name Riona, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD. Under the terms of the license agreement with JT and Torii, we received a non-refundable payment of $10.0 million in February 2014 for the achievement of the marketing approval milestone. As a result, we recorded license revenue of $10.0 million in accordance with our revenue recognition policy, which is included in the year ended December 31, 2014. We also receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens, as well as up to an additional $55.0 million upon the achievement of certain annual net sales milestones. In accordance with our revenue recognition policy, royalty revenues are recognized in the quarter that JT and Torii provide their written report and related information to us regarding sales of Riona, which generally will be one quarter following the quarter in which the underlying sales by JT and Torii occurred. For the years ended December 31, 2017 and 2016, we recorded $5.1 million and $4.8 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. We record the associated mid-single digit percentage of net sales royalty expense due Panion, the licensor of ferric citrate, in the same period as the royalty revenue from JT and Torii is recorded. For the years ended December 31, 2017 and 2016, we recorded $3.1 million and $2.9 million, respectively, in license expense related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan.
NOTE 11 – INCOME TAXES
In December 2017, H.R.1, known as the Tax Cuts and Jobs Act, was signed into law. The Tax Cuts and Jobs Act, among other items, reduces the corporate income tax rate from 35% to 21%, effective January 1, 2018. As such, the Company has completed a revaluation of the Company's net deferred tax assets. The Company's deferred tax assets, net of deferred tax liabilities, represent expected corporate tax benefits anticipated to be realized in the future. The reduction in the federal corporate tax rate reduces these benefits.
The Company has evaluated the impact of the Tax Cuts and Jobs Act and has determined that this results in a reduction in the Company's deferred tax asset of $111.7 million in the fourth quarter of 2017. However, our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the utilization of the deferred tax assets is offset in full by a valuation allowance.
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable; and therefore, a full valuation allowance is established. The valuation allowance for deferred tax assets was $216.0 million and $289.7 million as of December 31, 2017 and 2016, respectively, a decrease of $73.7 million.

As of December 31, 2017, we have U.S. net operating loss (“NOL”) carryforwards of approximately $812.2 million. For income tax purposes, these NOLs will expire in the years 2019 through 2037. Due to our various equity transactions, the utilization of certain NOLs could be subject to annual limitations imposed by Internal Revenue Code Section 382 relating to the change of control provision and/or the separate return limitation year losses limitation.
For the years ended December 31, 2017, 2016 and 2015, we recognized $(0.2) million, $0.1 million and $0.1 million, respectively, in income tax (benefit) expense related to the recording of a deferred tax liability associated with capitalized goodwill, an indefinite-lived intangible asset that is being amortized for tax purposes. Indefinite-lived intangibles are non-monetary assets which are not amortized under GAAP since there is no foreseeable limit to the cash flows provided by them. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the reversal or expiration of such deferred tax liability were the primary factors considered by management when recording the valuation allowance against our deferred tax assets. However, with the reduction of the corporate income tax rate from 35% to 21%, effective January 1, 2018, the deferred tax liability associated with capitalized goodwill was reduced by $0.3 million generating current year income of $0.3 million.
The income tax provision consists of the following:

(in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Current:
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—
Deferred:
Federal	(258)	73	81
State	23	7	9
Total deferred	(235)	80	90
Total income taxes	$(235)	$80	$90
Income tax expense differed from amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as follows:

	For the years ended December 31,
(in thousands)	2017	2016	2015
Loss before income taxes, as reported in the consolidated statements of operations	$(163,675)	$(161,015)	$(123,055)
Computed “expected” tax benefit	(55,650)	(54,745)	(41,838)
Increase (decrease) in income taxes resulting from:
Expected (benefit) expense from state & local taxes	(5,307)	(5,222)	(3,991)
Stock-based compensation expense	(360)	(17)	(2,328)
Tax impact of derivative liability	23,450	—	16,977
Permanent differences	(305)	3,087	1,445
Impact of state NOL carryforward change	111,681	—	—
Prior year true-up	(2)	(58)	2,191
Change in the balance of the valuation allowance for deferred tax assets allocated to income tax expense	(73,742)	57,035	27,634
	$(235)	$80	$90

The significant components of deferred income tax expense (benefit) attributable to loss from operations are as follows:

	For the years ended December 31,
(in thousands)	2017	2016	2015
Deferred tax expense (benefit)	$50,057	$(56,955)	$(44,521)
Tax impact of derivative liability	23,450	—	16,977
Increase in the valuation allowance for deferred tax asset	(73,742)	57,035	27,634
	$(235)	$80	$90
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below.

(in thousands)	December 31, 2017	December 31, 2016
Deferred tax assets (liabilities):
Net operating loss carryforwards	$193,310	$255,809
Stock-based compensation expense	14,315	16,735
Capitalized inventory	24	2,044
Inventory reserves	3,829	9,288
Research and development	2,242	2,087
Intangible assets due to different amortization methods	1,546	2,495
Tax-deductible goodwill	(635)	(870)
Other temporary differences	691	1,241
Net deferred tax asset, excluding valuation allowance	215,322	288,829
Less valuation allowance	(215,957)	(289,699)
Net deferred tax liabilities	$(635)	$(870)
We file income tax returns in the U.S federal and various state and local jurisdictions. For federal and state income tax purposes, the 2016, 2015 and 2014 tax years remain open for examination under the normal three-year statute of limitations. The statute of limitations for income tax audits in the United States will commence upon utilization of net operating losses and will expire three years from the filing of the tax return.
There was no accrual for uncertain tax positions or for interest and penalties related to uncertain tax positions for 2017, 2016 and 2015. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.
NOTE 12 – OTHER (EXPENSE) INCOME
The components of other (expense) income are as follows:

	For the years ended December 31,
(in thousands)	2017	2016	2015
Interest income	$707	$698	$472
Amortization of debt discount	(62,965)	(34,227)	(11,357)
Other income (expense), net	274	(4,723)	(1,102)
	$(61,984)	$(38,252)	$(11,987)
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Our contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to our facility lease, purchases of inventory and other purchases related to our product, debt obligations, consulting services and subscription fees, among others.

Facility Leases
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
Future minimum payments under our non-cancelable facility lease as of December 31, 2017 are as follows (in thousands):

Period	Future Minimum Lease Payments
Year Ending December 31, 2018	$1,628
Year Ending December 31, 2019	1,655
Year Ending December 31, 2020	1,683
Year Ending December 31, 2021	1,710
Year Ending December 31, 2022	1,737
Thereafter	291
Total	$8,704
Total rental expense was approximately $1.2 million, $1.9 million and $2.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Contingent Milestone Payments
We may be required to pay up to $10.0 million in contingent manufacturing milestone payments to a contract manufacturer related to certain construction related matters if such activities are achieved by the contract manufacturer within a pre-specified time frame. These milestones will be capitalized, if achieved, as a deferred cost on our balance sheet until such time that we begin to receive product from the new facility being constructed by our contract manufacturer. As of December 31, 2017, one such milestone in the amount of $5.0 million was achieved. This amount is recorded on our balance sheet as an accrued expense and a deferred cost in other assets, net as of December 31, 2017. As the achievement of the remaining milestones was not considered probable as of December 31, 2017, such contingencies have not been recorded in our consolidated financial statements. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain manufacturing milestones.

Litigation

Four purported class action lawsuits have been filed against us and certain of our current and former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur, and James Oliviero). Three of these actions were filed in the U.S. District Court for the Southern District of New York, captioned respectively Terrell Jackson v. Keryx Biopharmaceuticals, Inc., et al., No. 1:16-cv-06131, filed on August 2, 2016, Richard J. Erickson v. Keryx Biopharmaceuticals, Inc., et al. No. 1:16-cv-06218, filed on August 4, 2016, and Richard King v. Keryx Biopharmaceuticals, Inc., et al., No. 1:16-cv-06233, filed on August 5, 2016. The Jackson complaint purports to be brought on behalf of stockholders who purchased our common stock between February 25, 2016 and August 1, 2016, the Erickson complaint purports to be brought on behalf of stockholders who purchased our common stock between March 2, 2016 and July 29, 2016, and the King complaint purports to be brought on behalf of stockholders who purchased our common stock between February 25, 2016 and July 29, 2016. On August 26, 2016, the fourth complaint, captioned Tim Karth v. Keryx Biopharmaceuticals, Inc., et al., No. 1:16-cv-11745, was filed in the U.S. District Court for the District of Massachusetts, which complaint was subsequently amended. The Karth complaint purports to be brought on behalf of stockholders who purchased our common stock between May 8, 2013 and August 1, 2016. The Jackson, Erickson and King matters were transferred to the U.S. District Court for the District of Massachusetts on April 5, 2017 and subsequently consolidated with the Karth action. Each complaint generally alleges that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning us and our business operations and future prospects in light of the August 1, 2016 announcement of an interruption in our supply of Auryxia. We have moved to dismiss the consolidated action. Two stockholder derivative complaints were also filed on December 16, 2016 against us and certain of our current and former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur and James Oliviero), certain of our current directors (Kevin J. Cameron, Daniel P. Regan, Steven C. Gilman, Michael Rogers and John P. Butler) and our former directors (Michael P. Tarnok, Joseph Feczko, Jack Kaye and Wyche Fowler, Jr.), in the Superior Court of Massachusetts, one captioned Venkat Vara Prasad Malledi v. Keryx Biopharmaceuticals, Inc., et al., No. 16-3865 and one captioned James Anderson v. Keryx Biopharmaceuticals, Inc., et al., No. 16-3866.  Each of these two complaints generally allege that the individual defendants breached their fiduciary duties owed to us, unjustly enriched themselves by their actions, abused their control positions with us, mismanaged us and wasted corporate assets since July 31, 2013 in light of our August 1, 2016 announcement by us of an interruption in the supply of our product Auryxia. On June 27, 2017, the Superior Court granted the parties' motion to consolidate and stay the derivative litigations. All of the complaints seek unspecified damages, interest, attorneys’ fees, and other costs. We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. There is no assurance, however, that we or the other defendants will be successful in our defense of either of these lawsuits or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible losses at this time. A resolution of these lawsuits adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the particular lawsuit is resolved.

NOTE 14 – BUSINESS SEGMENTS
We have determined that we conduct our operations in one business segment: the manufacture, development and commercialization of products for use in treating human diseases. Long-lived assets consist entirely of property, plant and equipment and are located in the United States for all periods presented.

NOTE 15 – QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	2017
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Revenues:
Net U.S. Auryxia product sales	$10,505	$14,116	$13,597	$17,296
License revenue	1,314	1,028	1,399	1,386
Total revenues	11,819	15,144	14,996	18,682
Costs and expenses:
Cost of goods sold	4,273	4,379	5,856	7,447
License expense	789	617	838	832
Research and development	6,764	9,012	9,275	12,628
Selling, general and administrative	23,103	24,986	22,746	28,787
Total costs and expenses	34,929	38,994	38,715	49,694
Operating loss	(23,110)	(23,850)	(23,719)	(31,012)
Other (expense) income:
Amortization of debt discount	—	(62,965)	—	—
Other (expense) income, net	114	338	241	288
Total other (expense) income:	114	(62,627)	241	288
Loss before income taxes	(22,996)	(86,477)	(23,478)	(30,724)
Income tax expense (benefit)	20	20	20	(295)
Net loss	$(23,016)	$(86,497)	$(23,498)	$(30,429)
Basic and diluted net loss per common share*	$(0.21)	$(0.77)	$(0.20)	$(0.26)

	2016
	Mar. 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share data)
Revenues:
Product revenue, net	$5,616	$8,279	$5,050	$8,228
License revenue	1,209	1,009	1,287	$1,305
Total revenues	6,825	9,288	6,337	9,533
Operating expenses:
Cost of goods sold	1,071	5,099	18,196	13,437
License expense:	726	605	772	783
Research and development	7,616	7,029	8,674	6,185
Selling, general and administrative	20,809	20,188	20,521	23,035
Total operating expenses	30,222	32,921	48,163	43,440
Operating loss	(23,397)	(23,633)	(41,826)	(33,907)
Other (expense) income:
Amortization of debt discount	(15,748)	(18,479)	—	—
Other (expense) income, net	(1,799)	(2,519)	150	143
Total other (expense) income:	(17,547)	(20,998)	150	143
Loss before income taxes	(40,944)	(44,631)	(41,676)	(33,764)
Income taxes	20	20	20	20
Net loss	$(40,964)	$(44,651)	$(41,696)	$(33,784)
Basic and diluted net loss per common share*	$(0.39)	$(0.42)	$(0.39)	$(0.32)

*	The aggregate of quarterly computed basic and diluted net loss per common share may not agree with the annual amount due to rounding.