Form 10-K/A
period 2017-12-31
KERYX BIOPHARMACEUTICALS INC
filed 2018-04-30
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ___________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No.1 on Form 10-K/A (“this Amendment”) amends the Annual Report on Form 10-K of Keryx Biopharmaceuticals, Inc. (the "Company", "we", "us", or "Keryx") for the fiscal year ended December 31, 2017, as originally filed with the Securities and Exchange Commission (the "SEC") on February 21, 2018 (the “Original Form 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the dates described in the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment. As used in this Amendment, unless otherwise stated or the context otherwise indicates, references to “Keryx,” the “Company,” “we,” “our,” “us” or similar terms refer to Keryx Biopharmaceuticals, Inc. and our subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, the “Exchange Act,” that involve substantial risks and uncertainties. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Amendment, such statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about our ability to fund our working capital requirements; our success, cost and timing of our product development activities and clinical trials; the timing of and our ability to obtain and maintain regulatory approvals for any of our product candidates; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; and developments and projections relating to our competitors in the industry. You should refer to the “Risk Factors” section in the Original 10-K and in our other filings with the Securities and Exchange Commission for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Amendment will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as representations or warranties by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

CORPORATE GOVERNANCE
Our Board of Directors
Our amended and restated bylaws provide that our Board of Directors shall consist of one or more members, as determined from time to time by resolution of our Board of Directors, and each of our directors is elected annually. Currently, our Board of Directors consists of seven members as follows:

Name	Age	Position	Director Since
Michael Rogers	58	Chairman of the Board of Directors	2016
Kevin J. Cameron	49	Director	2007
Steven C. Gilman	65	Director	2016
Daniel P. Regan	53	Director	2013
Mark J. Enyedy	54	Director	2017
Michael T. Heffernan	53	Director	2016
Jodie P. Morrison	42	Director, Interim Chief Executive Officer	2016
Gregory Madison resigned as our President and Chief Executive Officer and from our Board of Directors as of April 27, 2018. As a result of Mr. Madison’s resignation, Ms. Morrison was named our Interim Chief Executive Officer on April 27, 2018.
The following biographies set forth the names of our directors, their positions with us, their principal occupations and employers for at least the past five years, any other directorships held by them during the past five years in companies that are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, as well as additional information, all of which we believe sets forth each director's qualifications to serve on the Board of Directors. There is no family relationship between and among any of our executive officers or directors. Other than described under “Nominating and Corporate Governance Committee” below, there are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any of them are elected as an officer or director.
Kevin J. Cameron has served on our Board of Directors since April 2007. Mr. Cameron has more than ten years of corporate governance experience. Mr. Cameron is currently Chief Executive Officer of Ionetix Corporation, a privately-held medical device company, which he joined in 2011. Prior to joining Ionetix Corporation, Mr. Cameron was a co-founder and president of Glass Lewis & Co. LLC, a leading provider of corporate governance services to institutional investors. Previously, Mr. Cameron was employed in various capacities by Moxi Digital and NorthPoint Communications. Mr. Cameron started his career as an attorney with the law firm of Kellogg, Huber, Hansen, Todd & Evans in Washington D.C., and also served as a law clerk for the United States Court of Appeals for the District of Columbia Circuit. Mr. Cameron holds a law degree from the University of Chicago and an undergraduate degree from McGill University. We believe that Mr. Cameron is qualified to serve on our Board of Directors due to his legal background and years of service as one of our directors.
Mark J. Enyedy has served on our Board of Directors since September 2017. Mr. Enyedy has more than 25 years of combined general management, business development, and legal experience in the biotechnology industry across multiple therapeutic areas. Mr. Enyedy currently serves as president and chief executive officer of ImmunoGen, Inc., (NASDAQ: IMGN) a position he has held since 2016. Prior to joining ImmunoGen, Inc., Mr. Enyedy served as executive vice president and head of corporate development for Shire plc, a global biotechnology company focused on rare diseases, from 2013 to May 2016, including as Executive Vice President and Head of Corporate Development from 2014 to May 2016, where he led Shire’s strategy, merger and acquisitions, and corporate planning functions and providing commercial oversight for the company’s pre-Phase 3 portfolio. Previously, Mr. Enyedy served as chief executive officer and a director of Proteostasis Therapeutics, Inc., from 2011 to 2013, following 15 years at Genzyme Corporation, a biopharmaceutical company, in diverse roles, and president of the transplant, oncology, and multiple sclerosis divisions. Before joining Genzyme Corporation, Mr. Enyedy was an associate with the law firm Palmer & Dodge. He holds a J.D. from Harvard Law School and a B.S. from Northeastern University. Mr. Enyedy also serves on the board of directors of Fate Therapeutics. We believe that Mr. Enyedy is qualified to serve on our Board of Directors due to his executive leadership and management experience and extensive knowledge of the industry.
Steven C. Gilman, PhD has served on our Board of Directors since March 2016. He is currently the Chairman and CEO of ContraFect Corporation, a clinical stage biotechnology company focused on discovering and developing therapeutic proteins and antibodies for life-threatening, drug-resistant infectious diseases, a position he has held since July 2016. Prior to ContraFect, from Dr. Gilman was the Executive Vice President, Research & Development and Chief Scientific Officer at Cubist Pharmaceuticals, a biopharmaceutical company focused on the discovery and development of antibiotics. Dr. Gilman was with Cubist Pharmaceuticals from 2008 to January 2015, when Cubist was acquired by Merck. Prior to joining Cubist, Dr. Gilman served as Chairman of the Board of Directors and CEO of ActivBiotics, a privately held biopharmaceutical company. Previously, Dr. Gilman worked at Millennium Pharmaceuticals, Inc., where he held a number of senior leadership roles including Vice President and General Manager of the Inflammation franchise. Prior to Millennium, he was Group Director at Pfizer Global Research and Development, where he was responsible for drug discovery for the allergy, respiratory, arthritis, immunology and antibacterials therapeutic areas. Dr. Gilman has also held scientific, business, and academic appointments at Wyeth, Cytogen Corporation, Temple Medical School, and Connecticut College. He currently serves on the board of directors of ContraFect Corporation, Vericel Corporation, Scynexis, Inc. and Momenta Pharmaceuticals, Inc. He is a past member of the board of directors of the Massachusetts Biotechnology Association, the Penn State University Biotechnology Advisory Board and the Northeastern University drug discovery advisory board. Dr. Gilman received his M.S. and Ph.D. degrees in microbiology from Pennsylvania State University, his post-doctoral training at Scripps Clinic and Research Foundation, and received a B.A. in microbiology from Miami University of Ohio. He is an author of over 60 publications and 7 US patents. We believe that Dr. Gilman is qualified to serve on our Board of Directors due to his executive leadership and management experience and extensive knowledge of the industry.

Michael T. Heffernan, R.Ph. Mr. Heffernan has served on our Board of Directors since June 2016. Mr. Heffernan has been the President and Chief Executive Officer of Collegium Pharmaceutical, Inc., a specialty pharmaceutical company developing and commercializing next generation, abuse-deterrent products, since October 2003. Mr. Heffernan has over twenty-five years of experience in the pharmaceutical and related healthcare industries. He was previously the Founder, President and Chief Executive Officer of Onset Therapeutics, LLC, a dermatology-focused company that developed and commercialized products for the treatment of skin-related illnesses and was responsible for the spin-off of the business from the Company to create PreCision Dermatology, Inc. Mr. Heffernan has held prior positions as Co-Founder, President and Chief Executive Officer of Clinical Studies Ltd., a pharmaceutical contract research organization that was sold to PhyMatrix Corp., or PhyMatrix, and as President and Chief Executive Officer of PhyMatrix. Mr. Heffernan started his career at Lilly, where he served in numerous sales and marketing roles. Since March 2015, Mr. Heffernan has served on the board of directors of Veloxis Pharmaceuticals A/S (CPH: VELO), and he currently serves as its Chairman. Mr. Heffernan previously served on the board of directors of Ocata Therapeutics, Inc. (NASDAQ: OCAT), Cornerstone Therapeutics Inc. (now known as Chiesi USA, Inc.) (NASDAQ: CRTX) and two privately held companies. Mr. Heffernan graduated from the University of Connecticut with a B.S. in Pharmacy in 1987 and is a Registered Pharmacist. We believe that Mr. Heffernan is qualified to serve on our Board of Directors due to his executive leadership and management experience and extensive knowledge of the industry.
Jodie P. Morrison. Ms. Morrison was named our interim Chief Executive Officer on April 27, 2018 and has served on our Board of Directors since June 2016. She currently serves as a consultant to the industry. She served as President and Chief Executive Officer of Tokai Pharmaceuticals, Inc., a biopharmaceutical company focused on developing and commercializing novel therapies for prostate cancer and other hormonally-driven diseases, from March 2013 until May 2017. From December 2006 until March 2013, Ms. Morrison held other senior positions with Tokai, including Chief Operating Officer, Head of Clinical Affairs and Program Operations and Vice President of Clinical Affairs and Program Operations. Following her over 10 years of service at Tokai, she was the Chief Executive Officer of eGenesis, Inc., a privately held biotechnology company, in September and November 2017. Prior to joining Tokai, Ms. Morrison served as Director of Clinical Operations and Medical Affairs at Dyax Corporation, or Dyax. Prior to joining Dyax, Ms. Morrison held clinical management positions at both Curis, Inc. and at Diacrin, Inc. Ms. Morrison received a B.A. in neuroscience from Mount Holyoke College, her clinical research certification from the Boston University School of Medicine and her business training through the Greater Boston Executive Program at the MIT Sloan School of Management. We believe Ms. Morrison is qualified to serve on our Board of Directors due to her executive leadership and management experience and extensive knowledge of the industry.

Daniel P. Regan has served on our Board of Directors since October 2013. Mr. Regan served as Chief Commercial Officer for Intercept Pharmaceuticals, a biopharmaceutical company from 2013 until February 2015. Prior to his tenure at Intercept Pharmaceuticals, Mr. Regan held the position of Chief Commercial Officer at Inspiration Biopharmaceuticals, a biopharmaceutical company, from 2011 to 2012, where he was responsible for the development of a U.S. and EU commercialization strategy as well as an integrated commercial plan. From 1999 to 2011, Mr. Regan worked with Genzyme Corporation, where he served as Senior Vice President of the U.S. Rare Disease Business from 2010 to 2011, Senior Vice President of Renal from 2009 to 2010, and General Manager of Hectorol, Senior Vice President of the U.S. Renal Business from 2008 to 2009. Mr. Regan received his Bachelor of Arts in Economics from the University of Massachusetts in 1988 and an MBA with concentration in Finance from Southern New Hampshire University in 2017. We believe that Mr. Regan is qualified to serve on our Board of Directors due to his executive leadership and management experience and extensive knowledge of the industry.
Michael Rogers has served on our Board of Directors since March 2016. Mr. Rogers currently serves as Chief Financial Officer (CFO) of Aerpio Pharmaceuticals, Inc., a publicly traded biotechnology company, a position he has held since November 2017. Prior to Aerpio, Mr. Rogers served as CFO at Acorda Therapeutics, a biopharmaceutical company, from October 2013 until October 2016. In that role, Mr. Rogers was responsible for the Company’s Finance and Investor Relations departments. Mr. Rogers has more than 25 years of experience in the biopharmaceutical industry, serving as CFO of five publicly-traded healthcare companies. Prior to Acorda Therapeutics, he was the Executive Vice President and CFO of BG Medicine, Inc. From 1999 to 2009, Mr. Rogers was the CFO of Indevus Pharmaceuticals until the company’s sale to Endo Pharmaceuticals. He also served as CFO at Advanced Health Corporation and Autoimmune Inc. Prior to his roles as CFO, Mr. Rogers was an investment banker at Lehman Brothers and PaineWebber, where he focused on life sciences companies. Mr. Rogers received his B.A. from Union College, and an M.B.A. from the Darden School of Business at the University of Virginia. He currently serves on the Board of Directors for EyePoint Pharmaceuticals, Inc., formerly named pSivida Corp, a publicly-traded biopharmaceutical company. We believe Mr. Rogers is qualified to serve on our Board of Directors due to his financial expertise and executive leadership.
In connection with our issuance and sale of $125 million of Convertible Senior Notes due 2020, or the Notes, in October 2015 to funds managed by The Baupost Group, L.L.C, or Baupost, we have agreed to appoint one individual designated by Baupost to our Board of Directors. In addition, for so long as Baupost owns twenty percent (20%) of more of our outstanding common stock, we will nominate and recommend Baupost’s designee for election at each annual meeting of stockholders at which Baupost’s designee’s term of office is set to expire. Baupost may remove its designee from our Board of Directors, and appoint another person as its designee. In the event of the death, resignation, retirement or vacation of office of Baupost’s designee due to any other reason, then Baupost may appoint another person as its designee. If there is a vacancy on our Board of Directors as a result of Baupost’s designee’s failure to obtain the requisite approval of our stockholders necessary for election at any annual or special meeting of stockholders, and where no other individual is elected to fill such vacancy, Baupost shall have the right to designate another designee to fill such vacancy, and we shall take all actions necessary to appoint such individual to our Board of Directors. Mark J. Enyedy was appointed to the Board of Directors in September 2017.

Audit Committee
The Audit Committee currently consists of Michael Rogers (Chairman), Dr. Steven Gilman and Kevin Cameron. Ms. Morrison served on the Audit Committee prior to her appointment as Interim Chief Executive Officer on April 27, 2018.
The Audit Committee held four meetings and took no actions by written consent during the fiscal year ended December 31, 2017. The duties and responsibilities of the Audit Committee are set forth in the Amended and Restated Charter of the Audit Committee which was recently reviewed by our Audit Committee. Our Audit Committee determined that no revisions needed to be made to the charter at this time. A copy of the Amended and Restated Charter of the Audit Committee is available on our website, located at www.keryx.com. Among other things, the duties and responsibilities of the Audit Committee include reviewing and monitoring our financial statements and internal accounting procedures, the selection of our independent registered public accounting firm and consulting with and reviewing the services provided by our independent registered public accounting firm. Our Audit Committee has sole discretion over the retention, compensation, evaluation and oversight of our independent registered public accounting firm.
The SEC and Nasdaq have established rules and regulations regarding the composition of audit committees and the qualifications of audit committee members. Our Board of Directors has examined the composition of our Audit Committee and the qualifications of our Audit Committee members in light of the current rules and regulations governing audit committees. Based upon this examination, our Board of Directors has determined that each member of our Audit Committee is independent and is otherwise qualified to be a member of our Audit Committee in accordance with the rules of the SEC and Nasdaq.

Additionally, the SEC requires that at least one member of the Audit Committee have a “heightened” level of financial and accounting sophistication. Such a person is known as the “audit committee financial expert” under the SEC’s rules. Our Board of Directors has determined that Mr. Rogers is an “audit committee financial expert,” as the SEC defines that term, and is an independent member of our Board of Directors and our Audit Committee.
Procedures by which Shareholders may Nominate Directors
The Nominating and Corporate Governance Committee will consider candidates recommended by stockholders for nomination to our Board of Directors. A stockholder who wishes to recommend a director candidate for consideration by the Nominating and Corporate Governance Committee must submit such recommendation, together with appropriate biographical information and background materials and other information set forth in our amended and restated bylaws, in writing to our Corporate Secretary, at our offices located at One Marina Park Drive, 12th Floor, Boston, Massachusetts 02210. Stockholders also have the right under our amended and restated bylaws to directly nominate director candidates, without any action or recommendation on the part of the Nominating and Corporate Governance Committee or our Board of Directors.
Code of Ethics
We have adopted a Code of Conduct and Ethics, or the Code, which applies to all of our directors and employees, including our principal executive officer and principal financial officer. The Code includes guidelines dealing with the ethical handling of conflicts of interest, compliance with federal and state laws, financial reporting, and our proprietary information. The Code also contains procedures for dealing with and reporting violations of the Code. We have posted our Code of Conduct and Ethics on our website, located at www.keryx.com. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Conduct that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of the Nasdaq.
OUR EXECUTIVE OFFICERS
Executive Officers
Our current executive officers are as follows:

Name	Age	Position
Jodie Morrison	42	Interim Chief Executive Officer and Director
Scott A. Holmes	43	Chief Financial Officer and Treasurer
John F. Neylan	65	Chief Medical Officer
Christine Carberry	57	Chief Operating Officer
No executive officer is related by blood, marriage or adoption to any other director or executive officer. The biography of Ms. Morrison is presented in connection with “Corporate Governance” beginning on page 3 of this Amendment.
Scott A. Holmes joined Keryx in July 2015 bringing nearly 20 years of life sciences and financial management expertise to the Company. Mr. Holmes joined the Company from AMAG Pharmaceuticals, a biopharmaceutical company focused developing and commercializing products in a variety of therapeutic areas, where he most recently served as Senior Vice President, Finance and Investor Relations during a period of high growth driven by acquisitions and public financings, from 2011 to July 2015. Prior to AMAG, from 2009 to 2011, he was Vice President of Finance and Treasurer of Molecular Biometrics Inc., a commercial stage medical diagnostics company and Vice President of Finance & Administration of On-Q-ity Inc., an oncology diagnostics company. Prior to 2009, he spent five years at Dynogen Pharmaceuticals, Inc., a privately held pharmaceutical company, where he was Vice President Finance & Administration and Treasurer. Mr. Holmes previously was a senior auditor with Ernst & Young, LLP and earned his Certified Public Accountant certificate in the Commonwealth of Massachusetts. He holds a dual M.S/M.B.A degree from Northeastern University Graduate School of Business Administration and B.A. in History from Middlebury College.

John F. Neylan, MD has served as our Chief Medical Officer since April 2015. Dr. Neylan has more than fifteen years of experience in biopharmaceutical research and clinical development. Dr. Neylan was formerly Senior Vice President, Clinical Development of Genzyme Corporation, a company focused on the development and delivery of transformative therapies for patients affected by rare and debilitating diseases, from May 2008 to April 2015. Prior to joining Genzyme Corporation, Dr. Neylan served as Vice President, Research & Development of Wyeth Research, where he was responsible for clinical development of various therapeutics from October 2000 to May 2008. Prior to this, Dr. Neylan served as a professor of medicine at Emory University in Atlanta, Georgia. Dr. Neylan holds a degree in medicine from Rush Medical School and an undergraduate degree from Duke University.
Christine Carberry has served as our Chief Operating Officer since January 2017. Ms. Carberry brings to Keryx approximately 30 years of biotech and pharmaceutical leadership, including most recently as an executive team member and Senior Vice President, Quality, Technical Operations, Program and Alliance Management at Forum Pharmaceuticals Inc., a biopharmaceutical company focused on the discovery and development of new treatments for neuropsychiatric conditions, from September 2012 to May 2016. Prior to Forum, Ms. Carberry spent 25 years at Biogen Inc. and held roles of increasing responsibility, culminating as Vice President, Program and Alliance Management. Ms. Carberry received a B.S. in Biochemistry from the University of New Hampshire and a MS in Innovation and Technology Management from Boston University’s School of Management.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of the shares of our common stock to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of any Forms 3, 4 or 5 that they file. The SEC rules require us to disclose late filings of initial reports of stock ownership and changes in stock ownership by our directors, executive officers and 10% stockholders. Based solely on a review of copies of the Forms 3, 4 and 5 furnished to us by reporting persons and any written representations furnished by certain reporting persons, we believe that during the fiscal year ended December 31, 2017, all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, except that one report, covering an aggregate of two transactions, were filed late by Mr. Madison and one report for each of Mr. Madison, Mr. Holmes, Mr. Adams and Mr. Neylan, covering two transactions each, were filed late.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS
In the paragraphs that follow, we give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies with respect to our executive officers who served in such capacity during 2017, and the material factors that we considered in making those decisions. Later in this Amendment under the heading “Executive Compensation,” you will find a series of tables containing specific information about the compensation earned or paid in 2017 to the following individuals, whom we refer to as our named executive officers, or NEOs:

•	Gregory P. Madison, served as our President and Chief Executive Officer from March 2015 to April 2018, and was one of our executives since 2014;

•	Scott A. Holmes, has served as our Chief Financial Officer and Treasurer since July 2015;

•	John F. Neylan, has served as our Chief Medical Officer since April 2015;

•	Brian Adams, served as our General Counsel from April 2014 to March 2018; and

•	Christine Carberry, has served as our Chief Operating Officer since January 2017.
Mr. Madison resigned as our President and Chief Executive Officer and from our Board of Directors on April 27, 2018 and the discussion below and throughout this report does not disclose the impact on Mr. Madison’s equity ownership of our company as a result of his resignation unless specifically noted.
Executive Summary
As further described below, our Compensation Committee reviews competitive market data provided by Radford, the Compensation Committee’s independent compensation consultant. The Compensation Committee targets base salary and annual cash incentive bonuses for our NEOs at the 50th percentile of a peer group the Compensation Committee selects in consultation with Radford. We use the same compensation philosophies discussed below, in determining the initial compensation of new executive officers we hire.
Our key compensation decisions for 2017 included the following:

•
The Compensation Committee determined that the Company achieved 95% of its corporate goals for 2017 and, based on this performance approved an annual incentive bonus of 57% of base salary for our CEO and annual incentive bonuses of 38% of base salary for our other NEOs, representing 95% of each NEO’s target bonus for 2017.

•
The Compensation Committee increased base salaries for each of our NEOs effective February 26, 2018, by 3% - 10%. This increase was based in part on the Compensation Committee’s review of industry trends in base salary increases as well as individual performance reviews of the NEOs.

•
In 2018, the NEOs received grants of both stock options and restricted stock, the amounts of which were based in part on each NEO’s position in the Company and in part on his or her individual achievements in 2017.

Compensation Philosophy and Objectives
Our compensation programs are designed to motivate our employees to work toward achievement of our corporate mission to create long-term sustained stockholder value by acquiring, developing and commercializing pharmaceutical products for the treatment of renal disease. Attaining our key business and strategic goals depends on attracting, retaining and motivating quality employees in an exceptionally competitive environment. Our industry is highly scientific, regulated, scrutinized and dynamic, and as a result, we require employees that are highly educated, dedicated and experienced. The driving philosophy and objectives behind our executive compensation programs are:

•	to ensure that our executives’ total compensation levels are competitive with peer companies so that we can attract, retain, motivate and reward outstanding employees;

•	to align employees’ interests with those of our stockholders by creating a strong focus on stock ownership and basing pay on performance measures that drive long-term stockholder value;

•	to incentivize our employees to achieve our business goals; and

•	to reflect our “pay for performance” culture.

Consideration of Last Year’s Advisory Stockholder Vote on Executive Compensation
At the 2017 Annual Meeting of Stockholders, approximately 89% of the shares represented and entitled to vote at the annual meeting were voted to approve the compensation of the Company’s named executive officers, as discussed and disclosed in the 2017 Proxy Statement. In considering the results of this advisory vote on executive compensation, the Compensation Committee concluded that the compensation paid to our named executive officers and the Company’s overall pay practices enjoy stockholder support.
In light of this support, the Compensation Committee decided to retain the core design of our executive compensation program, with an emphasis on short and long-term incentive compensation that rewards our senior executives when they successfully achieve our corporate goals and objectives and, in turn, deliver value for our shareholders. As described below, in 2017 the Compensation Committee increased our executives’ salaries, which it believes provided a more competitive pay package when compared to the market median. Going forward, future advisory votes on executive compensation will serve as an additional tool to guide the Board of Directors and the Compensation Committee in evaluating the alignment of the Company’s executive compensation program with the interests of the Company and its stockholders.
Elements of Compensation
Our compensation program is designed to reward NEOs based upon corporate and individual performance. Corporate performance is evaluated by reviewing the extent to which pre-set goals are met, which generally include the achievement of specified operational and financial goals; specific research, clinical, regulatory, commercial or compliance milestones; and business development and financing initiatives. No specific formula is used in regard to the allocation of the various elements within our executive compensation program. The Compensation Committee retains the discretion to reduce or eliminate a payment that otherwise might be payable to our executives based upon unforeseen events occurring during the year or its assessment of the Company’s or our executives’ performance in general.
The 2017 compensation package offered to each named executive officer is comprised of a combination of:

•	base salary;

•	annual cash incentive awards;

•	long-term equity incentive awards;

•	special bonus awards (milestone awards);

•	other benefits, such as health, dental, and retirement plans;

•	severance and change-of-control agreements.
Base Salary
Base salary levels are generally designed to provide fixed annual cash compensation that are competitive with base salary levels provided to executives of similar position, responsibility, experience, qualifications, and performance, to the extent such comparable positions exist. Additionally, the base salary levels allow us to recruit and retain the best qualified executives in a very competitive market for talent in the biotechnology and pharmaceuticals sectors, and provide executives with reasonable predictability regarding their basic annual standard of living. Base salaries of executives are reviewed annually as part of our annual review process in light of the executive’s individual performance and the Company’s performance during the prior year as well as the then current competitive conditions. We believe that it is appropriate during most years to provide an upward adjustment to executive salaries if the executive’s performance warrants such adjustment, our financial condition permits, and/or in order to adhere to our executive compensation philosophy of maintaining base salary levels near the 50th percentile as compared to our peers.

Name and Principal Position	Year	($)(1)
Gregory P. Madison(2)	2018	584,822
Former President and Chief Executive Officer	2017	556,973
	2016	540,750
Scott A. Holmes	2018	390,000
Chief Financial Officer and Treasurer	2017	375,500
	2016	360,500
Brian Adams(3)	2017	367,710
Former General Counsel and Corporate Secretary	2016	357,000
John F. Neylan	2018	437,100
Chief Medical Officer	2017	424,360
	2016	412,000
Christine Carberry	2018	423,500
Chief Operating Officer	2017	385,000

(1)	2018 salaries represent current base salaries effective as of February 26, 2018.

(2)	Mr. Madison resigned from the Company effective as of April 27, 2018.

(3)	Mr. Adams resigned from the Company effective as of March 12, 2018.

Annual Cash Incentive Awards
Under our annual incentive cash bonus program, corporate goals are proposed by management and approved by the Compensation Committee. The weight given to the various Company goals is based on the Compensation Committee’s and the Board’s subjective determination of the Company’s relative strategic and operating priorities for the upcoming fiscal year. Whenever possible, the Compensation Committee attempts to develop quantitative measures of performance to provide clarity throughout the year as to how the Company is progressing against its goals.
Our 2017 annual incentive awards (both cash and equity) were based, in large part, upon the achievement of corporate performance goals, which included a combination of commercial, operational, clinical and regulatory goals related to our products as well as other corporate goals, and were achieved at an aggregate level of 95%. The corporate performance goals and objectives used to determine annual incentive awards in 2017 were as follows:

Goal(s)	Weight	2017 Performance
Pre-determined U.S. Net Sales Goal for Auryxia	45%	100%
Finance as required to meet capital needs	10%	50%
Approval of supplemental new drug application by the U.S. Food and Drug Administration for iron deficiency anemia and subsequent launch	25%	100%
Develop and implement long-term supply chain and capacity expansion plan	15%	100%
Implement engagement survey action plan	5%	100%

Total	100%	95%
The NEOs’ annual cash incentive awards were based upon the Company’s performance against pre-established corporate goals and objectives, which are discussed above. The actual amounts paid to the executives pursuant to their annual cash incentive awards are detailed below and reported in the “Summary Compensation Table” as non-equity incentive plan compensation. The Compensation Committee determined that Ms. Carberry should receive a special one-time bonus of $14,630 as a result of her leadership in connection with the achievement of supply chain and capacity expansion initiatives in 2017.

Name	Target Bonus Potential as a Percentage of Base Salary	2017 Bonus Payment ($)	Percentage of 2017 Base Salary	Percentage of Target Bonus
Gregory P. Madison	60%	317,475	57%	95%
Christine Carberry	40%	146,300	38%	95%
Scott A. Holmes	40%	142,690	38%	95%
Brian Adams	40%	139,730	38%	95%
John F. Neylan	40%	161,257	38%	95%
Long-Term Equity Incentive Awards
Compensation for employees, including NEOs, also includes equity awards designed to align the long-term interests of our employees and our stockholders, to reward the achievement of individual performance goals and to assist in the retention of executives. We believe that equity compensation is a critical component of competitive compensation in the industry in which we operate. We generally provide for annual grants of stock options and restricted stock to our NEOs. We generally utilize a high percentage of options for our long term incentive compensation as we view this vehicle, in our industry, to be the purest form of performance-based incentive compensation. The value of compensation earned from options granted to our executives depends on the ability of our executives to achieve our performance goals which in turn should increase the stock price of the Company. Furthermore, we generally have at least one outstanding performance-based grant of restricted stock for each of our executives. Performance-based equity grants are designed with conditions we expect will require several years to attain, such as receipt of approval for a specific product from a governmental agency.

After consideration of our 2016 corporate goals and objectives, and a subjective consideration of each NEO’s individual performance during 2016, the Compensation Committee granted each NEO, on February 14, 2017, the following:

Name	Number of Shares of Common Stock Underlying Stock Options(1)	Shares of Restricted Common Stock(2)
Gregory P. Madison(3)	300,000	150,000
Brian Adams	97,500	48,750
Scott A. Holmes	97,500	48,750
John F. Neylan	97,500	48,750

(1)	1/3 of these options vest on the first anniversary of the grant date and an additional 1/12 vest over three years at the end of each successive three-month period thereafter.

(2)
1/3 of the shares vest and become free from forfeiture on the first anniversary of the grant date and an additional 1/12 of the shares vest and become free from forfeiture over three years at the end of each successive three-month period thereafter.

(3)
Mr. Madison resigned from the Company effective as of April 27, 2018 and the information in the table and corresponding footnotes does not include the impact on such information of Mr. Madison’s resignation.

Special Bonus Awards (milestone equity awards)
Mr. Madison. Upon the initial hire of Mr. Madison as COO in 2014 and his subsequent promotion to CEO in March 2015, and pursuant to the terms of his 2014 and 2015 employment agreements, he was granted certain stock options and restricted stock, which we refer to as the “Madison Milestone Options” and “Madison Milestone Restricted Stock”, respectively.
The Madison Milestone Options vested as follows; provided that Mr. Madison remained employed by us during such vesting period and subject to other terms and conditions in his employment agreement and the award agreement:

•	15,000 options vested upon the first commercial sale of Auryxia within 90 days of marketing approval by the FDA which occurred on December 22, 2014.

•	30,000 options will vest upon reported net sales for Auryxia of $25 million or more in a calendar quarter.

•	30,000 options will vest upon reported net sales for Auryxia of $50 million or more in a calendar quarter.

•	40,000 options will vest upon reported net sales for Auryxia of $75 million or more in a calendar quarter.
The Madison Milestone Restricted Stock vested as follows; provided that Mr. Madison remained employed by us during such vesting period and subject to other terms and conditions in his employment agreement and the award agreement:

•
275,000 shares of restricted stock will vest and become free from forfeiture if Auryxia is number one in market share for phosphate binders in the dialysis market for two (2) consecutive calendar quarters; and

•
125,000 shares of restricted stock vested and became free from forfeiture upon the FDA approval of Auryxia in the treatment of iron deficiency anemia in patients with non-dialysis dependent CKD resulting from the phase 3 clinical study initiated in September 2014, which occurred on November 6, 2017.

The Company did not meet the 2016 net sales milestone outlined in Mr. Madison’s employment agreement, therefore 125,000 shares of restricted stock were forfeited on December 31, 2016.
All NEOs.
In March 2016, the Compensation Committee granted certain performance milestone stock options, which we refer to as the “All NEO Milestone Options”. The All NEO Milestone Options vest as follows, provided that such NEO remains employed by us during such vesting period and subject to other terms and conditions in any applicable employment agreement and the award agreement:

Name	Number of Stock Options
Gregory P. Madison(4)	761,250(1)
Scott A. Holmes	376,250(2)
Brian Adams(5)	243,750(3)
John F. Neylan	243,750(3)

(1)
With respect to (i) 455,000 of the options, 50% vested in November 2017 upon approval by the FDA of ferric citrate for the treatment of iron deficiency anemia in adults with chronic kidney disease, not on dialysis and 50% vest in November 2018; and (ii) up to 245,000 of the options upon our achievement of a certain quarterly net sales target of Auryxia in the United States, 75% of which will vest upon achievement of the quarterly net sales target and 25% of which will vest one year thereafter. As of December 31, 2017, Mr. Madison forfeited 61,250 stock options as the established quarterly net sales target had not been met.

(2)
With respect to (i) 220,000 of the options, 50% vested in November 2017 upon approval by the FDA of ferric citrate for the treatment of iron deficiency anemia in adults with chronic kidney disease, not on dialysis and 50% vest in November 2018 and (ii) up to 125,000 of the options upon our achievement of a certain quarterly net sales target of Auryxia in the United States, 75% of which will vest upon achievement of the quarterly net sales target and 25% of which will vest one year thereafter. As of December 31, 2017, Mr. Holmes forfeited 31,250 stock options as the established quarterly net sales target had not been met.

(3)
With respect to (i) up to 150,000 of the options, 50% vested in November 2017 upon approval by the FDA of ferric citrate for the treatment of iron deficiency anemia in adults with chronic kidney disease, not on dialysis and 50% vest in November 2018 and (ii) up to 75,000 of the options upon our achievement of a certain quarterly net sales target of Auryxia in the United States, 75% of which will vest upon achievement of the quarterly net sales target and 25% of which will vest one year thereafter. As of December 31, 2017, Mr. Adams and Mr. Neylan forfeited 18,750 stock options each as the established quarterly net sales target had not been met.

(4)
Mr. Madison resigned from the Company effective as of April 27, 2018 and the information in the table and corresponding footnotes does not include the impact on such information of Mr. Madison’s resignation.

(5)	Mr. Adams resigned from the Company effective as of March 12, 2018 and his unvested All NEO Milestone Options were forfeited.

In February 2017, the Compensation Committee granted certain stock options, which we refer to as the “All NEO Net Sales Milestone Options.” The All NEO Net Sales Milestone Options vest as follows; provided that such NEO remains employed by us during such vesting period and subject to other terms and conditions in the award agreement:

Name	Number of Stock Options
Gregory P. Madison	600,000(1)
Scott A. Holmes	195,000(2)
Brian Adams(3)	195,000(2)
John F. Neylan	195,000(2)
Christine Carberry	195,000(2)

(1)
Up to 600,000 of the options will vest upon our achievement of a certain net sales target of Auryxia in the United States over four consecutive calendar quarters, 50% of which will vest upon achievement of the net sales target and 50% of which will vest one year thereafter. Mr. Madison resigned from the Company effective as of April 27, 2018 and the information in the table and corresponding footnotes does not include the impact on such information of Mr. Madison’s resignation.

(2)
Up to 195,000 of the options will vest upon our achievement of a certain net sales target of Auryxia in the United States over four consecutive calendar quarters, 50% of which will vest upon achievement of the net sales target and 50% of which will vest one year thereafter.

(3)	Mr. Adams resigned from the Company effective as of March 12, 2018 and all of his All NEO Net Sales Milestone Options were forfeited.
Other Benefits
Our executives are eligible to participate in all benefit programs on the terms made generally available to our employees, including medical insurance, dental insurance, payment of life insurance premiums, disability coverage, and participation in our retirement benefits, which are limited to a defined contribution plan—a 401(k) plan, subject to all applicable limitations under the plan. We make matching contributions to the 401(k) plan. The formula for determining the amount of our matching contributions is the same for our NEOs as for our other employees (and are subject to the same statutory maximum), but the actual contributions made to the accounts of our NEOs generally are at the top end of the range, due to the executives’ higher salaries and correspondingly higher cash contribution levels. We do not provide any other retirement benefits to our NEOs.
Compensation Recovery Policy
In 2016, the Compensation Committee adopted an Incentive Compensation Clawback/Recoupment Policy that is applicable to our NEOs and other members of senior management. The policy provides that the Compensation Committee may require a covered person who engages in detrimental conduct (e.g., committing a felony, gross negligence or willful misconduct with respect to our financial statements) to reimburse us for all, or a portion of, any bonus, incentive payment, equity-based award or other compensation received by him or her. In addition, if we need to restate our reported financial results to correct a material accounting error due to material noncompliance with a financial reporting requirement under the U.S. securities laws, the Compensation Committee may seek to recover or cancel the excess portion of incentive compensation paid (including through vesting of equity awards) during the 36-month period preceding the filing of the restatement that is deemed by us to be unearned.
Severance and Change-of Control Benefits
The employment agreements that are in place for each NEO provide for, among other things, payment and benefits upon certain terminations of employment. We believe these agreements are an important component in our effort to recruit and retain these executives, particularly for a company at our stage of development and in our relatively high-risk industry.

The Board of Directors believes that the change in control benefits provide to our NEOs are in the best interests of the Company and its stockholders to assure that the Company has the continued dedication of our NEOs, notwithstanding the possibility, threat or occurrence of a change in control of the Company.
For more information on these agreements, see the “Potential Payments upon Termination or Change in Control” section beginning on page 23 of this Amendment.

Perquisites and Other Executive Benefits
We do not offer our NEOs any perquisites or other executive benefits.
Compensation Committee Report
The Compensation Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on the review and discussions noted above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for filing with the SEC.

By the Compensation Committee of the Board of Directors
Kevin J. Cameron, Chairperson
Daniel P. Regan
Michael T. Heffernan

RISK ASSESSMENT OF COMPENSATION PROGRAMS
The Compensation Committee has reviewed with management the design and operation of our incentive compensation arrangements for all employees, including executive officers, for the purpose of determining whether such programs might encourage inappropriate risk-taking that could have a material adverse effect on the Company. Management and the Compensation Committee reviewed the Company’s incentive compensation arrangements for the purpose of identifying any aspects of such programs that might encourage behaviors that could exacerbate business risks. In conducting this assessment, the Compensation Committee considered, among other things, the performance objectives used in connection with these incentive awards and the features of the Company’s compensation program that are designed to mitigate compensation- related risk. The Compensation Committee concluded that any risks arising from the Company’s compensation plans, policies and practices are not reasonably likely to have a material adverse effect on the Company.

EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth the cash and other compensation that we paid to our named executive officers (“NEOs”) or that was otherwise earned by our NEOs for their services in all capacities during 2015, 2016 and 2017. For a description of the individual amounts indicated below, please see our Compensation Discussion and Analysis beginning on page 7 of this Amendment.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(6)(7)	Option Awards ($)(6)(7)	Non-Equity Incentive Plan Compensation ($)(8)	All Other Compensation ($)(9)	Total ($)
Gregory P. Madison(10)	2017	556,305	—	829,500	1,187,820	317,475	7,604	2,898,704
Former Chief Executive Officer and President	2016	539,054	—	515,063	720,165	243,337	680	2,018,299
	2015	517,788	—	485,768	5,135,484	141,750	9,000	6,289,790
Scott A. Holmes	2017	373,969	—	269,588	386,042	142,690	3,824	1,176,113
Chief Financial Officer and Treasurer	2016	359,371	6,000(4)	180,063	251,765	122,570	6,526	926,295
	2015	141,346(1)	—	402,150	565,500	27,100	—	1,136,096
Brian Adams(11)	2017	366,988	—	269,588	386,042	139,730	5,672	1,168,020
General Counsel and Secretary	2016	354,615	13,600(4)	180,063	251,765	114,240	3,333	917,616
	2015	333,269	—	342,368	514,984	61,200	9,000	1,260,821
John F. Neylan	2017	428,047	—	269,588	386,042	161,257	6,192	1,251,126
Chief Medical Officer	2016	413,061	11,100(4)	180,063	251,765	140,080	4,592	1,000,681
	2015	266,154(2)	—	518,400	769,140	49,900	—	1,603,594
Christine Carberry	2017	357,718(3)	14,630(5)	511,700	729,742	146,300	8,019	1,768,109
Chief Operating Officer

(1)	Mr. Holmes joined us in July 2015, therefore Mr. Holmes’ 2015 salary reflects a pro-rated amount for the time he was employed by the Company in 2015.

(2)	Mr. Neylan joined us in April 2015, therefore Mr. Neylan’s 2015 salary reflects a pro-rated amount for the time he was employed by the Company in 2015.

(3)	Ms. Carberry joined us in January 2017, therefore Ms. Carberry’s 2017 salary reflects a pro-rated amount for the time she was employed by the Company in 2017.

(4)	Reflects amounts paid pursuant to a special one-time cash bonus.

(5)	Reflects amount paid to Ms. Carberry as a special one-time cash bonus as a result of her leadership in connection with the achievement of supply chain and capacity expansion initiatives in 2017.

(6)
Reflects the aggregate grant date fair value of stock and option awards granted by the Company as computed under FASB ASC Topic 718. The grant date fair value of the stock awards is based on the fair market value of the underlying shares on the date of grant and does not take into account any estimated forfeitures. The grant date fair value of the stock awards also does not take into account any stock awards which vest upon certain corporate milestones when the “measurement date” for accounting purposes for such awards has not yet occurred and the fair value is uncertain. For such awards, stock-based compensation is measured and recorded if and when a milestone occurs. The assumptions made in the valuation of the option awards are contained in Note 9 to our consolidated financial statements for 2017 and 2016 and Note 11 to our consolidated financial statements for 2015, which are included in our Annual Report on Form 10-K for the fiscal year 2017, 2016 and 2015, respectively.

(7)
The Stock Awards and Option Awards columns do not include the grant date fair value of the Madison Milestone Options, Madison Milestone Restricted Stock, All NEO Milestone Options, or All NEO Net Sales Milestone Options, as defined in Compensation Discussion and Analysis — Special Bonus Awards (milestone awards) because the value was $0 on the grant date. The grant date fair value of the Madison Milestone Options and Madison Milestone Restricted Stock, assuming the highest level of performance, is $1.4 million and $5.9 million, respectively. The grant date fair value of the All NEO Milestone Options, assuming the highest level of performance, was $3.1 million for Mr. Madison, $1.4 million for Mr. Holmes, and $0.9 million for Mr. Adams and Mr. Neylan. The grant date fair value of the All NEO Net Sales Milestone Options, assuming the highest level of performance, is $2.2 million for Mr. Madison and $0.7 million for Mr. Holmes, Mr. Adams, Mr. Neylan and Ms. Carberry.

(8)	Reflects amounts paid under our annual incentive cash bonus program described in our Compensation Discussion and Analysis.

(9)	Reflects 401(k) company contributions for Mr. Madison, Mr. Holmes, Mr. Adams, Mr. Neylan and Ms. Carberry.

(10)	Mr. Madison resigned from the Company effective as of April 27, 2018.

(11)	Mr. Adams resigned from the Company effective as of March 12, 2018.
Grants of Plan-Based Awards for Fiscal Year 2017
The following table below sets forth the individual grants of awards made to each of our NEOs during 2017.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Awards ($)(5)
Name	Grant Date	Target ($)	Target (#)(2)
Mr. Madison(6)		334,184
	02/14/17			150,000			829,500
	02/14/17				300,000	5.53	1,187,820
	02/17/17		600,000			5.06	—
Mr. Holmes		150,200
	02/14/17			48,750			269,588
	02/14/17				97,500	5.53	386,042
	02/17/17		195,000			5.06	—
Mr. Adams		147,084
	02/14/17			48,750			269,588
	02/14/17				97,500	5.53	386,042
	02/17/17		195,000			5.06	—
Mr. Neylan		169,744
	02/14/17			48,750			269,588
	02/14/17				97,500	5.53	386,042
	02/17/17		195,000			5.06	—
Ms. Carberry		154,000
	01/17/17			85,000			511,700
	01/17/17				170,000	6.02	729,742
	02/17/17		195,000			5.06	—

(1)
Represents target payout values for 2017 cash performance awards. At the Compensation Committee’s discretion, payouts can be zero. The actual amount earned by each NEO in 2017 is reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table on page 14 of this Amendment.

(2)	Award of milestone-based stock options under the 2013 Incentive Plan, or the 2013 Plan.

(3)	Award of time-vesting restricted stock under the 2013 Plan.

(4)	Award of time-vesting stock options under the 2013 Plan.

(5)
Reflects the aggregate grant date fair value of stock and option awards granted by the Company during 2017 as computed under FASB ASC Topic 718. The grant date fair value of the stock awards is based on the fair market value of the underlying shares on the date of grant and does not take into account any estimated forfeitures. The grant date fair value of the stock awards also does not take into account any stock awards which vest upon certain corporate milestones when the “measurement date” for accounting purposes has not yet occurred and the fair value is uncertain. For such awards, stock-based compensation is measured and recorded if and when a milestone occurs. The assumptions made in the valuation of the option awards are contained in Note 9 to our consolidated financial statements for 2017, which are included in our Annual Report on Form 10-K for the fiscal year 2017.

(6)
Mr. Madison resigned from the Company effective as of April 27, 2018 and the information in the table and corresponding footnotes does not include the impact on such information of Mr. Madison’s resignation.

For a description of the vesting schedules of the equity awards, please see the Outstanding Equity Awards at 2017 Fiscal Year End Table below.
Narrative to Summary Compensation Table and Grants of Plan-Based Awards for Fiscal Year 2017
Employment Agreements
Mr. Madison’s Employment Agreement
In February 2014, Gregory P. Madison joined us as our Executive Vice President and Chief Operating Officer pursuant to the terms of an employment agreement dated January 21, 2014. He was appointed our President in January 2015. On March 10, 2015, Mr. Madison was appointed our Chief Executive Officer and was appointed to our Board of Directors. In connection with his appointment as our Chief Executive Officer, we entered into a new employment agreement with Mr. Madison on March 10, 2015 (as amended, the “Madison Employment Agreement”). Under the Madison Employment Agreement, Mr. Madison’s base salary was equal to $584,822 per year, and was subject to increases by the Compensation Committee at any time in its sole discretion. Mr. Madison’s base salary could be reduced only in connection with a proportionate reduction of compensation applicable to all other executive officers. Mr. Madison was also eligible to receive an annual discretionary bonus, not to exceed 60% of his base salary, if certain performance goals were met in the discretion of the Compensation Committee.
Under the Madison Employment Agreement, Mr. Madison was entitled to cash severance payments if the Company terminated his employment without cause (as defined in the Madison Employment Agreement) or if Mr. Madison resigns his employment for good reason (as defined in the Madison Employment Agreement). On April 27, 2018, Mr. Madison notified our Board of Directors of his resignation as our President and Chief Executive Officer and as a member of our Board of Directors, effective immediately. We expect to provide Mr. Madison severance and other benefits subject to Mr. Madison signing a separation agreement.
Mr. Holmes’ Employment Agreement
Effective July 27, 2015, we appointed Scott A. Holmes our Chief Financial Officer and entered into an agreement, dated June 26, 2015 (as amended, the “Holmes Employment Agreement”) governing the terms of Mr. Holmes’ employment. On January 6, 2017, the Holmes Employment Agreement was amended to employ Mr. Holmes on an “at will” basis. Under the Holmes Employment Agreement, Mr. Holmes’ current base salary is equal to $390,000 per year, subject to increases by the Compensation Committee at any time in its sole discretion. Mr. Holmes is also eligible to receive an annual discretionary bonus, not to exceed 40% of his base salary, if certain performance goals are met in the discretion of the Compensation Committee.
Under the Holmes Employment Agreement, Mr. Holmes will be entitled to cash severance payments if the Company terminates his employment without cause (as defined in the Holmes Employment Agreement) or if Mr. Holmes resigns his employment for good reason (as defined in the Holmes Employment Agreement).

Mr. Adams’ Employment Agreement
Effective April 8, 2014, we appointed Brian Adams our General Counsel and entered into an agreement, dated April 8, 2014 (as amended, the “Adams Employment Agreement”) governing the terms of Mr. Adams’ employment. On December 15, 2016, the Adams Employment Agreement was amended to employ Mr. Adams on an “at will” basis. Mr. Adams resigned from the Company effective as of March 12, 2018. Under the Adams Employment Agreement, Mr. Adams’ base salary was equal to $367,710 per year, subject to increases by the Compensation Committee at any time in its sole discretion. Mr. Adams was also eligible to receive an annual discretionary bonus, not to exceed 40% of his base salary, if certain performance goals were met in the discretion of the Compensation Committee.
Under the Adams Employment Agreement, Mr. Adams was entitled to cash severance payments if the Company terminated his employment without cause (as defined in the Adams Employment Agreement) or if Mr. Adams resigned his employment for good reason (as defined in the Adams Employment Agreement). Mr. Adams resigned from the Company effective as of March 12, 2018 and was not entitled to any cash severance payments.

Mr. Neylan’s Employment Agreement
Effective April 22, 2015, we appointed John F. Neylan M.D. our Chief Medical Officer and entered into an agreement, dated April 22, 2015 (as amended, the “Neylan Employment Agreement”) governing the terms of Dr. Neylan’s employment. On January 6, 2017, the Neylan Employment Agreement was amended to employ Mr. Neylan on an “at will” basis. Under the Neylan Employment Agreement, Dr. Neylan’s current base salary will be equal to $437,100 per year, subject to increases by the Compensation Committee at any time in its sole discretion. Dr. Neylan is also eligible to receive an annual discretionary bonus, not to exceed 40% of his base salary, if certain performance goals are met in the discretion of the Compensation Committee.
Under the Neylan Employment Agreement, Dr. Neylan will be entitled to cash severance payments if the Company terminates his employment without cause (as defined in the Neylan Employment Agreement) or if Dr. Neylan resigns his employment for good reason (as defined in the Neylan Employment Agreement).
Ms. Carberry’s Employment Agreement
Effective January 17, 2017, we appointed Christine Carberry our Chief Operating Officer and entered into an agreement, dated January 6, 2017 (the “Carberry Employment Agreement”), governing the terms of Ms. Carberry’s employment. Under the Carberry Employment Agreement, Ms. Carberry’s current base salary will be equal to $423,500, subject to increases by the Compensation Committee at any time in its sole discretion. Ms. Carberry is also eligible to receive an annual discretionary bonus, not to exceed 40% of her base salary, if certain performance goals are met in the discretion of the Compensation Committee.
Under the Carberry Employment Agreement, Ms. Carberry will be entitled to cash severance payments if the Company terminates her employment without cause (as defined in the Carberry Employment Agreement) or if Ms. Carberry resigns her employment for good reason (as defined in the Carberry Employment Agreement).

Outstanding Equity Awards at 2017 Fiscal Year End
The following table provides information concerning equity awards that are outstanding as of December 31, 2017 for each of our NEOs.

	Option Awards					Stock Awards		Equity Incentive Plan Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (28) ($)
Mr. Madison(39)	80,000			15.21	02/08/24
	15,000(1)		100,000(1)	15.21	02/08/24
	62,105(2)	5,645(2)		14.34	01/04/25
	366,667(3)	33,333(3)		14.68	01/11/25
	179,378(4)	128,122(4)		3.35	01/28/26
	227,500(5)	227,500(5)	245,000(5)	4.81	05/25/26
	—	300,000(6)		5.53	02/14/27
			600,000(7)	5.06	02/17/27
						2,822(8)	13,122
								275,000 (9)	1,278,750
						64,060(10)	297,879
						150,000(11)	697,500
Mr. Holmes	75,001(12)	24,999(12)		7.66	07/27/25
	62,710(13)	44,790(13)		3.35	01/28/26
	110,000(14)	110,000(14)	125,000(14)	4.81	05/25/26
	—	97,500(15)		5.53	02/14/27
			195,000(16)	5.06	02/17/27
						11,247(17)	52,299
						22,395(18)	104,137

	Option Awards					Stock Awards		Equity Incentive Plan Awards
						48,750(19)	226,688
Mr. Adams	60,000			14.06	04/14/24
	43,771(20)	3,979(20)		14.34	01/04/25
	62,710(21)	44,790(21)		3.35	01/28/26
	75,000(22)	75,000(22)	75,000(22)	4.81	05/25/26
		97,500(23)		5.53	02/14/27
			195,000(24)	5.06	02/17/27
						1,989(25)	9,249
						22,395(26)	104,137
						48,750(27)	226,688
Mr. Neylan	75,002(28)	14,998(28)		11.52	04/22/25
	62,710(29)	44,790(29)		3.35	01/28/26
	75,000(30)	75,000(30)	75,000(30)	4.81	05/25/26
		97,500(31)		5.53	02/14/27
			195,000(32)	5.06	02/17/27
						7,498(33)	34,866
						22,395(34)	104,137
						48,750(35)	226,688
Ms. Carberry		170,000(36)		6.02	01/17/27
			195,000(37)	5.06	02/17/27
						85,000(38)	395,250

(1)
Stock options awarded to the executive on February 8, 2014, under the 2013 Plan. The options vested as to 15,000 shares upon the first commercial sale of Auryxia on December 22, 2014, and the remaining portion will vest if certain Auryxia net sales milestones are achieved.

(2)
Stock options awarded to the executive on January 4, 2015, under the 2013 Plan. The options vested as to 22,583 shares on January 4, 2016, and the remaining portion vested in equal installments on a quarterly basis through January 4, 2018.

(3)
Stock options awarded to the executive on January 11, 2015, under the 2013 Plan. The options vested as to 133,333 shares on January 11, 2016, and the remaining portion vested in equal installments on a quarterly basis through January 11, 2018.

(4)
Stock options awarded to the executive on January 28, 2016, under the 2013 Plan. The options vested as to 102,501 shares on January 28, 2017, and the remaining portion will vest in equal installments on a quarterly basis through January 28, 2019.

(5)
Stock options awarded to the executive on May 25, 2016, under the 2013 Plan based on milestone achievements. With respect to (i) 455,000 of the options, 50% vested in November 2017 upon approval by the FDA of ferric citrate for the treatment of iron deficiency anemia in adults with chronic kidney disease, not on dialysis and 50% will vest one year thereafter and (ii) up to 245,000 of the options upon our achievement of certain quarterly net sales thresholds of Auryxia in the United States, 75% of which will vest upon achievement of the quarterly net sales target and 25% of which will vest one year thereafter.

(6)
Stock options awarded to the executive on February 14, 2017, under the 2013 Plan. The options vested as to 100,001 shares on February 14, 2018, and the remaining portion will vest in equal installments on a quarterly basis through February 14, 2020.

(7)
Stock options awarded to the executive on February 17, 2017, under the 2013 Plan based on milestone achievements. With respect to up to 600,000 of the options, 50% will vest upon achievement of a certain net sales target of Auryxia in the United States over four consecutive calendar quarters and 50% will vest one year thereafter.

(8)
Restricted stock granted to the executive on January 4, 2015, under the 2013 Plan, vested as to 11,292 shares on January 4, 2016 and the remaining shares vested in equal installments on a quarterly basis through January 4, 2018.

(9)
Restricted stock granted to the executive on March 10, 2015 based on milestone achievements 275,000 shares of restricted stock will vest and become free from forfeiture if Auryxia is number one in market share for phosphate binders in the dialysis market for two (2) consecutive calendar quarters and 125,000 shares of restricted stock will vest and become free from forfeiture upon the FDA approval of Auryxia in the treatment of iron deficiency anemia in patients with non-dialysis dependent CKD resulting from the phase 3 clinical study initiated in September 2014.

(10)
Restricted stock granted to the executive on January 28, 2016, under the 2013 Plan, vested as to 50,251 shares on January 28, 2017 and the remaining shares will vest in equal installments on a quarterly basis through January 28, 2019.

(11)
Restricted stock granted to the executive on February 14, 2017, under the 2013 Plan, vested as to 50,001 shares on February 14, 2018 and the remaining shares will vest in equal installments on a quarterly basis through February 14, 2020.

(12)
Stock options awarded to the executive on July 27, 2015, under the 2013 Plan. The stock options vested as to 33,333 shares on July 27, 2016, and the remaining portion vests in equal installments on a quarterly basis through July 27, 2018.

(13)
Stock options awarded to the executive on January 28, 2016, under the 2013 Plan. The options vest as to 35,834 shares on January 28, 2017, and the remaining portion will vest in equal installments on a quarterly basis through January 28, 2019.

(14)
Stock options awarded to the executive on May 25, 2016, under the 2013 Plan based on milestone achievements. With respect to (i) up to 220,000 of the options, 50% vested in November 2017 upon approval by the FDA of ferric citrate for the treatment of iron deficiency anemia in adults with chronic kidney disease, not on dialysis and 50% vest one year thereafter and (ii) up to 125,000 of the options upon our achievement of certain quarterly net sales targets of Auryxia in the United States, 75% of which will vest upon achievement of the quarterly net sales threshold and 25% of which will vest one year thereafter.

(15)
Stock options awarded to the executive on February 14, 2017, under the 2013 Plan. The options vested as to 32,501 shares on January 28, 2017, and the remaining portion will vest in equal installments on a quarterly basis through January 28, 2019.

(16)
Stock options awarded to the executive on February 17, 2017, under the 2013 Plan based on milestone achievements. With respect to up to 195,000 of the options, 50% will vest upon achievement of a certain net sales target of Auryxia in the United States over four consecutive calendar quarters and 50% will vest one year thereafter.

(17)
Restricted stock granted to the executive on July 27, 2015, under the 2013 Plan, vested as to 15,000 shares on July 27, 2016 and the remaining shares vest in equal installments on a quarterly basis through July 27, 2018.

(18)
Restricted stock granted to the executive on January 28, 2016, under the 2013 Plan, vested as to 17,917 shares on January 28, 2017 and the remaining shares will vest in equal installments on a quarterly basis through January 28, 2019.

(19)
Restricted stock granted to the executive on February 14, 2017, under the 2013 Plan, vested as to 32,501 shares on February 14, 2018 and the remaining shares will vest in equal installments on a quarterly basis through February 14, 2020.

(20)
Stock options awarded to the executive on January 4, 2015, under the 2013 Plan. The options vested as to 15,917 shares on January 4, 2016, and the remaining portion vested in equal installments on a quarterly basis through January 4, 2018.

(21)
Stock options awarded to the executive on January 28, 2016, under the 2013 Plan. The options vested as to 35,834 shares on January 28, 2017, and the remaining portion will vest in equal installments on a quarterly basis through January 28, 2019.

(22)
Stock options awarded to the executive on May 25, 2016, under the 2013 Plan based on milestone achievements. With respect to (i) up to 150,000 of the options, 50% vested in November 2017 upon approval by the FDA of ferric citrate for the treatment of iron deficiency anemia in adults with chronic kidney disease, not on dialysis and 50% vest one year thereafter and (ii) up to 75,000 of the options upon our achievement of certain quarterly net sales thresholds of Auryxia in the United States, 75% of which will vest upon achievement of the quarterly net sales threshold and 25% of which will vest one year thereafter.

(23)
Stock options awarded to the executive on February 14, 2017, under the 2013 Plan. The options vested as to 32,501 shares on January 28, 2017, and the remaining portion will vest in equal installments on a quarterly basis through January 28, 2019.

(24)
Stock options awarded to the executive on February 17, 2017, under the 2013 Plan based on milestone achievements. With respect to up to 195,000 of the options, 50% will vest if a certain target of net sales of Auryxia in the United States over four consecutive calendar quarters is achieved and 50% will vest one year thereafter.

(25)
Restricted stock granted to the executive on January 4, 2015, under the 2013 Plan, vested as to 7,958 shares on January 4, 2016 and the remaining shares vested in equal installments on a quarterly basis through January 4, 2018.

(26)
Restricted stock granted to the executive on January 28, 2016, under the 2013 Plan, vested as to 17,917 shares on January 28, 2017 and the remaining shares will vest in equal installments on a quarterly basis through January 28, 2019.

(27)
Restricted stock granted to the executive on February 14, 2017, under the 2013 Plan, vested as to 32,501 shares on February 14, 2018 and the remaining shares will vest in equal installments on a quarterly basis through February 14, 2020.

(28)
Stock options awarded to the executive on April 22, 2015, under the 2013 Plan. The options vested as to 30,000 shares on April 22, 2015, and the remaining portion vest in equal installments on a quarterly basis through April 22, 2018.

(29)
Stock options awarded to the executive on January 28, 2016, under the 2013 Plan. The options vested as to 35,834 shares on January 28, 2017, and the remaining portion will vest in equal installments on a quarterly basis through January 28, 2019.

(30)
Stock options awarded to the executive on May 25, 2016, under the 2013 Plan based on milestone achievements. With respect to (i) up to 150,000 of the options, 50% vested in November 2017 upon approval by the FDA of ferric citrate for the treatment of iron deficiency anemia in adults with chronic kidney disease, not on dialysis and 50% vest one year thereafter and (ii) up to 75,000 of the options upon our achievement of certain quarterly net sales thresholds of Auryxia in the United States, 75% of which will vest upon achievement of the quarterly net sales threshold and 25% of which will vest one year thereafter.

(31)
Stock options awarded to the executive on February 14, 2017, under the 2013 Plan. The options vested as to 32,501 shares on January 28, 2017, and the remaining portion will vest in equal installments on a quarterly basis through January 28, 2019.

(32)
Stock options awarded to the executive on February 17, 2017, under the 2013 Plan based on milestone achievements. With respect to up to 195,000 of the options, 50% will vest upon achievement of a certain net sales target of Auryxia in the United States over four consecutive calendar quarters and 50% will vest one year thereafter.

(33)
Restricted stock granted to the executive on April 22, 2015, under the 2013 Plan, vested as to 15,000 shares on April 22, 2016 and the remaining shares vest in equal installments on a quarterly basis through April 22, 2018.

(34)
Restricted stock granted to the executive on January 28, 2016, under the 2013 Plan, vested as to 17,917 shares on January 28, 2017 and the remaining shares will vest in equal installments on a quarterly basis through January 28, 2019.

(35)
Restricted stock granted to the executive on February 14, 2017, under the 2013 Plan, vested as to 32,501 shares on February 14, 2018 and the remaining shares will vest in equal installments on a quarterly basis through February 14, 2020.

(36)
Stock options awarded to the executive on January 17, 2017, under the 2013 Plan. The options vested as to 56,667 shares on January 17, 2018, and the remaining portion vest in equal installments on a quarterly basis through January 17, 2020.

(37)
Stock options awarded to the executive on February 17, 2017, under the 2013 Plan based on milestone achievements. With respect to up to 195,000 of the options, 50% will vest upon achievement of a certain net sales target of Auryxia in the United States over four consecutive calendar quarters and 50% will vest one year thereafter.

(38)
Restricted stock granted to the executive on January 17, 2017, under the 2013 Plan, vested as to 28,334 shares on January 17, 2018, and the remaining shares vest in equal installments on a quarterly basis through January 17, 2020.

(39)
Mr. Madison resigned from the Company effective as of April 27, 2018 and the information in the table and corresponding footnotes does not include the impact on such information of Mr. Madison’s resignation.

Option Exercises and Stock Vested in Fiscal Year 2017
The following table provides information regarding the shares acquired upon the exercise of stock options and/or the vesting of shares for our NEOs during 2017.

	Stock Awards
Name	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Mr. Madison	230,982	1,235,958
Mr. Holmes	46,356	260,176
Mr. Adams	45,978	264,583
Mr. Neylan	46,354	264,327
Ms. Carberry	—	—

(1)	Represents the aggregate value of restricted stock vesting in 2017, based upon the fair market value of our common stock on the applicable vesting date.

Pension Benefits
We do not have any pension plans.
Nonqualified Deferred Compensation
We do not have any nonqualified defined contribution plans or other deferred compensation plan.
Potential Payments upon Termination or Change in Control
During 2017, each NEO had an employment agreement with the Company that provided certain compensation and benefits in the event of the termination of employment under certain conditions.
Equity Plans
Pursuant to the terms of the 2013 Plan, upon the occurrence of a change in control of the Company in which awards are not assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control, all outstanding awards under such plan will become fully vested. The 2013 Plan also provides that, with respect to awards assumed by the surviving entity or otherwise equitably converted or substituted in connection with a change in control, if within one year after the effective date of the change in control, a participant’s employment is terminated without “Cause” or the participant resigns for “Good Reason,” then all outstanding awards under such plan held by the participant will become fully-vested. For purposes of the 2013 Plan, “Good Reason” generally means (i) a material diminution in the participant’s duties, or the assignment to the participant of duties materially inconsistent with his or her authority, responsibilities and reporting requirements; or (ii) a material breach by the Company of its obligations to the participant under any written employment agreement or arrangement. For purposes of the 2013 Plan, the NEO Milestone Options and the NEO Net Sales Milestone Options, “Cause” generally means (i) a material breach of the terms of the participant’s restrictive covenants with the Company; (b) a material breach by the participant of any provision of his or her employment arrangement; (c) the habitual neglect or gross failure by the participant to adequately perform his or her duties; (d) any act of moral turpitude or criminal action connected to the participant’s employment with the Company; or (e) the participant’s repetitive refusal to comply with, or his or her violation of lawful instructions of, the Chief Executive Officer, Chief Financial Officer or the Board of Directors.
Gregory P. Madison
On April 27, 2018, Mr. Madison notified our Board of Directors of his resignation as our President and Chief Executive Officer and as a member of our Board of Directors, effective immediately. We expect to provide Mr. Madison severance and other benefits subject to Mr. Madison signing a separation agreement.
Termination Other than for Cause; Resignation for Good Reason. If we terminated Mr. Madison for any reason other than for “Cause,” or if he terminated his employment for “Good Reason,” then he would be entitled to the following benefits:

•	Lump cash severance equal to 100% of his then-current base salary;

•	the total monthly premium payment (both the Keryx portion and Mr. Madison’s portion of such premium) under the Keryx group healthcare plan multiplied by twelve (12);

•	any vested portion of the stock options granted to Mr. Madison by the Company would remain exercisable for a period of one year;

•
his opportunity to vest in any shares of restricted stock subject to the market share milestones of the Madison Milestone Restricted Stock would continue for a period of twelve months after the date of termination and, to the extent that a milestone is achieved during such twelve-month period, the options relating to such milestone would vest and remain exercisable for a period of one year after the date of termination; and

•
his opportunity to vest in any shares of restricted stock subject to the approval milestones of the Madison Milestone Restricted Stock would continue for a period of three months after the date of termination and, to the extent that a milestone is achieved during such three-month period, the options relating to such milestone would vest and remain exercisable for a period of one year after the date of termination.

The employment agreement also provides that if any payments or benefits would be subject to the excise tax imposed on “parachute payments” under Section 4999 of the Internal Revenue Code, the payments would be limited to the maximum amount that could be paid without triggering the excise tax, provided that such cut-back would produce a greater net benefit to Mr. Madison than if he had paid the excise tax.
Under Mr. Madison’s 2015 employment agreement, “Cause” generally means the executive’s: (i) conviction of, pleading guilty to, or confession to a felony or any crime involving any act of dishonesty, fraud, misappropriation or embezzlement; (ii) misconduct or gross negligence in connection with the performance of his duties; (iii) engaging in any fraudulent, disloyal or unprofessional conduct which is, or is likely to be, injurious to the Company, its financial condition, or its reputation; (iv) failure to perform his duties with the Company; (v) failure to meet agreed-upon, written performance standards; or (vi) breach of the covenants in the agreement, or material breach of any other provisions of this Agreement. “Good Reason” generally means (i) a reduction in his base salary of more than 15% in the aggregate; (ii) a material diminution in his authority, duties, or responsibilities, or not reporting directly to the CEO; (iii) a delay in marketing approval of Auryxia by the FDA of greater than nine months from June 7, 2014; (iv) relocation of his principal office to location that is more than 35 miles away from the current location of the Company’s office in Boston, Massachusetts; or (v) any other material breach by the Company of the employment agreement.
Death; Disability; Termination of Employment in Connection With Expiration of Employment Period. If Mr. Madison’s employment terminated by reason of his death or disability, or if we terminated his employment upon the normal expiration of the employment period, then he would have been entitled to his accrued obligations and any vested portion of his stock options would remain exercisable for a period of one year following his date of termination. His opportunity to vest in any Madison Milestone Options would have continued for a period of three months after the date of termination and, to the extent that a milestone is achieved during such three-month period, the options relating to such milestone would have vested and remained exercisable for a period of one year after the date of termination. Any unvested shares of restricted stock would have immediately lapsed and been forfeited without consideration as of the date of termination.
Change in Control. Mr. Madison’s employment agreement provided that, if, within one year after the effective date of a change in control, Keryx or its successor terminated Mr. Madison’s employment without cause, or Mr. Madison resigned for good reason, then Mr. Madison would have received a lump sum cash payment equal to the sum of:

•	200% of his then-current annual base salary or, if higher, his base salary in effect immediately prior to the change in control;

•	200% of the annual bonus earned by Mr. Madison for the fiscal year immediately prior to the year in which his date of termination occurs, if any; and

•	the total monthly premium payment (both the Keryx portion and Mr. Madison’s portion of such premium) under the Keryx group healthcare plan multiplied by twenty-four (24).
For purposes of Mr. Madison’s employment agreement and First Amendment thereto, as well as the 2004 Plan, 2007 Plan and 2013 Plan, “Change in Control” generally means: (i) the incumbent Board of Directors of the Company ceases to constitute a majority of the Board of Directors; (ii) the acquisition by any individual, entity or group of 30% or more ownership interest in the outstanding common stock or combined voting power of the then outstanding securities of the Company (with certain limited exceptions); (iii) the consummation of a merger, consolidation, reorganization, recapitalization or share exchange or a sale or other disposition of all or substantially all of the assets of the Company, unless (a) the beneficial owners of the Company’s stock immediately prior to the transaction continue to own 50% or more of the outstanding common stock and combined voting power of the then outstanding securities of the Company and (b) no person acquires a 30% or more ownership interest in the then outstanding common stock or combined voting power of the then outstanding securities of the Company, or

(iv) any acquisition by Baupost Group Securities, L.L.C. or any of its affiliates (“Baupost”), unless after giving effect to such acquisition Baupost owns more than 49% of either the outstanding company stock or outstanding Company voting securities.
Subject to the terms of his employment agreement and the individual award agreements, the Madison Milestone Options, other than awards forfeited for not meeting the performance goals or otherwise as a result of the end of Mr. Madison's employment with us, would have vested in full upon a change in control of the Company. Refer to “Other Named Executive Officers” below for further details on the vesting of the All NEO Milestone Options and All NEO Net Sales Milestone Options upon a change in control of the Company.
Restrictive Covenants. During the one-year period after his termination of employment, Mr. Madison is prohibited from soliciting protected customers or employees of the Company, competing with the Company, and disclosing any of the Company’s confidential information or trade secrets.
The table below summarizes the value of potential payments and benefits that Mr. Madison would receive if his employment was terminated on December 31, 2017 under the circumstances shown, or if a change in control of the Company occurred on December 31, 2017. The table excludes amounts that would be paid in the normal course of continued employment, such as accrued but unpaid salary. Actual amounts to be paid can only be determined at the time of such termination of service.

Type of Payment	Termination Other Than For Cause; Resignation For Good Reason (Prior to a Change in Control) ($)	Death or Disability ($)	Termination of Employment in Connection With Expiration of Employment Period ($)	Termination Other Than For Cause; Resignation For Good Reason (Following a Change in Control) ($)(3)	Change in Control (Absent Termination) ($)(3)
Cash Severance	586,854	—	—	1,660,382	—
Value of Accelerated Equity(1)	—	—	—	2,453,810 (2)	—
Total	586,854			4,114,192	—

(1)
Represents the fair market value of shares underlying outstanding stock options and restricted shares that would be vested upon the event, based on the closing price of our stock on December 29, 2017 ($4.65), the last trading day of the most recently completed fiscal year (less the exercise price, in the case of the stock options). For purposes of this calculation, outstanding stock options having an exercise price equal to or more than the closing price of our common stock on such date have a value of $0.

(2)	Assumes that the market share milestone of the Madison Milestone Restricted Stock was achieved during the 12-month period following termination.

(3)	Assumes that the equity awards are assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control.
Other Named Executive Officers
Termination Other than for Cause; Termination for Good Reason. The Company’s employment agreements with our NEOs other than Mr. Madison provide that, in the event that we terminate the named executive officer’s employment, other than for death, disability or cause, or he resigns for Good Reason (as defined above), and he has complied with all his obligations under all agreements with us, then Company is obligated to pay lump cash severance to the executive in an amount equal to:

•	the NEO’s annual base salary; and

•	the total monthly premium payment (both the Keryx portion and the NEO’s portion of such premium) under the Keryx group healthcare plan multiplied by twelve (12).
In addition, any vested portion of the stock options granted to the NEO by the Company would remain exercisable for a period of six months in the event that we terminate the named executive officer’s employment, other than for death, disability or cause, or he or she resigns for good reason.

Change in Control. The employment agreements for Scott A. Holmes, Brian Adams, John F. Neylan, and Christine Carberry provide that, if, within one year after the effective date of a change in control, Keryx or its successor terminated such NEO’s employment without cause, or such NEO resigned for Good Reason, then the NEO would have received a lump sum cash payment equal to the sum of:

•	100% of his or her then-current annual base salary or, if higher, his base salary in effect immediately prior to the change in control;

•	100% of the annual bonus earned by the NEO for the fiscal year immediately prior to the year in which his or her date of termination occurs, if any; and

•	the total monthly premium payment (both the Keryx portion and the NEO’s portion of such premium) under the Keryx group healthcare plan multiplied by twelve (12).
For purposes of this section, “Change in Control” and “Good Reason” have the same meanings as provided in Mr. Madison’s employment agreement, which is described above.
The table below summarizes the value of potential payments and benefits that Mr. Holmes, Mr. Adams, Mr. Neylan and Ms. Carberry would receive if his or her employment was terminated on December 31, 2017 under the circumstances shown, or if a change in control of the Company occurred on December 31, 2017. Mr. Adams resigned from the Company effective as of March 12, 2018 and was not entitled to any severance payments. The table excludes amounts that would be paid in the normal course of continued employment, such as accrued but unpaid salary. Actual amounts to be paid can only be determined at the time of such termination of service.

Pursuant to the terms of the All NEO Milestone Options, upon the occurrence of a change in control of the Company in which options are not assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control, all such outstanding All NEO Milestone Options will become fully vested. The NEO Milestone Options also provide that, with respect to options assumed by the surviving entity or otherwise equitably converted or substituted in connection with a change in control, if within one year after the effective date of the change in control, an NEO’s employment is terminated without “Cause” or the NEO resigns for “Good Reason,” then all outstanding options under such All NEO Milestone Options held by the NEO will become fully-vested.
Pursuant to the terms of the All NEO Net Sales Milestone Options granted in 2016, upon the occurrence of a change in control of the Company in which options are not assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control, all such outstanding All NEO Net Sales Milestone Options will become fully vested and exercisable at the highest share amount achievable as of the vesting date. The All NEO Milestone Options also provide that, with respect to options assumed by the surviving entity or otherwise equitably converted or substituted in connection with a change in control, if within one year after the effective date of the change in control, an NEO’s employment is terminated without “Cause” or the NEO resigns for “Good Reason,” then all outstanding options under such All NEO Net Sales Milestone Options held by the NEO will become fully-vested and exercisable in the same amount.
Pursuant to the terms of the All NEO Net Sales Milestone Options granted in 2017, upon the occurrence of a change in control of the Company in which options are not assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control, (i) prior to Q4 2018, the options shall become fully vested and exercisable at the share amount specified for prior to Q4 2018, (ii) during Q4 2018, the options shall become fully vested and exercisable at the share amount specified for during Q4 2018, and (iii) during Q1 or Q2 2019, the options shall become fully vested and exercisable at the share amount specified for during Q1 or Q2 2019. The All NEO Milestone Options also provide that, with respect to options assumed by the surviving entity or otherwise equitably converted or substituted in connection with a change in control, if within one year after the effective date of the change in control, an NEO’s employment is terminated without “Cause” or the NEO resigns for “Good Reason,” then all outstanding options under such All NEO Net Sales Milestone Options held by the NEO will become fully-vested and exercisable in the amount set forth in clause (i), (ii) or (iii) above, as applicable.

NEO	Type of Payment	Termination Other Than For Cause; Resignation For Good Reason (Prior to a Change in Control) ($)	Death or Disability ($)	Termination of Employment in Connection With Expiration of Employment Period ($)	Termination Other Than For Cause; Resignation For Good Reason (Following a Change in Control) ($)(2)	Change in Control (Absent Termination) ($)(2)
Scott A. Holmes
	Cash Severance	397,885	—	—	520,455	—
	Value of Accelerated Equity (1)	—	—	—	441,350	—
Brian Adams
	Cash Severance	397,591	—	—	511,831	—
	Value of Accelerated Equity (1)	—	—	—	398,300	—
John F. Neylan
	Cash Severance	446,785	—	—	586,865	—
	Value of Accelerated Equity (1)	—	—	—	423,917	—
Christine Carberry
	Cash Severance	414,881	—	—	414,881	—
	Value of Accelerated Equity (1)	—	—	—	395,250	—

(1)
Represents the fair market value of shares underlying outstanding stock options and restricted shares that would be vested upon the event, based on the closing price of our stock on December 29, 2017 ($4.65), the last trading day of the most recently completed fiscal year (less the exercise price, in the case of the stock options). For purposes of this calculation, outstanding stock options having an exercise price equal to or more than the closing price of our common stock on such date have a value of $0.

(2)	Assumes that the equity awards are assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control.

DIRECTOR COMPENSATION
Elements of Director Compensation
Cash Compensation. Our non-employee directors receive the following cash compensation:

(i)	$60,000 annual retainer;

(ii)	$25,000 additional annual retainer for service as Chairman of the Board;

(iii)	$20,000 additional retainer for service as Chairman of the Audit Committee; and

(iv)	$12,500 additional retainer for service as Chairman of the Compensation Committee, R&D Committee, or Nominating and Corporate Governance Committee.
Each non-employee director receives reimbursement for reasonable travel expenses incurred in attending meetings of our Board of Directors and meetings of committees of our Board of Directors.
Equity Compensation. Our non-employee directors receive the following equity compensation under the Directors’ Equity Compensation Plan, which is a subplan of the 2013 Plan.

•
Initial Option Grant. Non-employee directors receive options to purchase 50,000 shares of our common stock upon initial election or appointment to the Board of Directors. The initial options vest in equal annual installments over three years, beginning on the first anniversary of the date of grant.

•
Re-Election Option Grant. Non-employee directors receive options to purchase 30,000 shares of our common stock upon each re- election to the Board of Directors. Each non-employee director serving on the Board of Directors as of the 2017 Annual Meeting of Stockholders received a re-election option grant in 2017. Such options vest in equal annual installments over three years, beginning on the first anniversary of the date of grant.

•
Re-Election Stock Grant. Non-employee directors receive a restricted stock award of 10,000 shares of our common stock upon each re- election to the Board of Directors. Each non-employee director serving on the Board of Directors as of the 2017 Annual Meeting of Stockholders received a re-election option grant in 2017. Such restricted stock vest in equal annual installments over three years, beginning on the first anniversary of the date of grant.

The Directors’ Equity Compensation Plan limits the number of shares to be granted to any non-employee director in any calendar year to an aggregate grant date fair value of $600,000 for all awards except for grants made pursuant to an election by a non-employee director to receive a grant of equity in lieu of cash for any cash fees to be received for service on the Board of Directors or any committee thereof and further provided that such awards shall be made only in accordance with the terms, conditions and parameters of a plan, program or policy for the compensation of non-employee directors as in effect from time to time and the Board of Directors may not make other discretionary grants to non-employee directors.

2017 Director Compensation
The following table sets forth the cash and other compensation paid by the Company to the non-employee members of the Board of Directors for all services in all capacities during 2017. Directors who are employed by us are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Total ($)
Kevin J. Cameron	80,042	65,600	140,694	286,336
John P. Butler(3)	44,746	65,600	140,694	251,040
Daniel P. Regan	72,500	65,600	140,694	278,794
Steven C. Gilman	72,591	65,600	140,694	278,885
Mark J. Enyedy(4)	28,352	—	259,935	288,287
Michael Rogers	91,813	65,600	140,694	298,107
Michael T. Heffernan	60,000	65,600	140,694	266,294
Jodie P. Morrison(5)	60,024	65,600	140,694	266,318

(1)	Represents cash retainer for serving on our Board and committees of the Board.

(2)
Reflects the aggregate grant date fair value of stock and option awards granted by the Company as computed under FASB ASC Topic 718. The grant date fair value of the stock awards is based on the fair market value of the underlying shares on the date of grant. The assumptions made in the valuation of the option awards are contained in Note 9 to our consolidated financial statements for 2017, which are included in our Annual Report on Form 10-K for the fiscal year 2017.

(3)	Mr. Butler resigned from the Board in September 2017.

(4)	Mr. Enyedy joined our Board in September 2017 as Baupost’s representative on the Board.

(5)
In connection with Mr. Madison's resignation as our President and Chief Executive Officer and from the Board of Directors, on April 27, 2018, the Board appointed Ms. Morrison as Interim Chief Executive Officer. The Compensation Committee and the Board intend to review and approve compensation arrangements for Ms. Morrison in connection with her role as Interim Chief Executive Officer at future meetings.

The following table shows the number of stock and option awards granted to each director listed above during 2017, and the grant date fair value for each award (determined in accordance with FASB ASC Topic 718):

Name	Grant Date	Stock Awards (#)	Stock Options (#)	Grant Date Fair Value of Awards ($)
John P. Butler	06/09/17	10,000		65,600
	06/09/17		30,000	140,694
Kevin J. Cameron	06/09/17	10,000		65,600
	06/09/17		30,000	140,694
Daniel P. Regan	06/09/17	10,000		65,600
	06/09/17		30,000	140,694
Steven C. Gilman	06/09/17	10,000		65,600
	06/09/17		30,000	140,694
Michael Rogers	06/09/17	10,000		65,600
	06/09/17		30,000	140,694
Michael T. Heffernan	06/09/17	10,000		65,600
	06/09/17		30,000	140,694
Jodie P. Morrison	06/09/17	10,000		65,600
	06/09/17		30,000	140,694
Mark J. Enyedy	09/11/17		50,000	259,935

The following table reflects the aggregate number of unvested stock awards and unexercised vested and unvested option awards that were held by each director listed above as of December 31, 2017:

Name	Stock Awards (#)	Option Awards (#)
John P. Butler	—	26,668
Kevin J. Cameron	19,999	300,000
Daniel P. Regan	19,999	170,000
Steven C. Gilman	16,666	110,000
Michael Rogers	16,666	110,000
Michael T. Heffernan	10,000	80,000
Jodie P. Morrison	10,000	80,000
Mark J. Enyedy	—	50,000
Pay Ratio Disclosure
Following is a reasonable estimate, prepared under Securities and Exchange Commission rules, of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of our other employees. We determined our median employee based on base salary, commissions, annual bonus amounts, stock-based compensation (based on the grant date fair value of awards granted during 2017 and other incentive payments of each of our 210 employees (excluding the Chief Executive Officer) as of December 31, 2017. The annual total compensation of our median employee (other than the Chief Executive Officer) for 2017 was $188,867. As disclosed in the Summary Compensation Table appearing on page 14, our Chief Executive Officer’s annual total compensation for 2017 was $2,898,704. Based on the foregoing, our estimate of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees was approximately 15 to 1. Given the different methodologies that public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The current members of our Compensation Committee are Kevin Cameron, Michael Heffernan and Daniel Regan. No member of our Compensation Committee during fiscal year 2017 or as of the date of this Amendment, is or has been an officer or employee of Keryx or any of our subsidiaries, nor has any member of our Compensation Committee had any relationship with Keryx requiring further disclosure.
During the last fiscal year, none of our executive officers served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, whose executive officers either served as a member of our Compensation Committee or our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
STOCK OWNERSHIP OF OUR DIRECTORS, EXECUTIVE OFFICERS,
AND 5% BENEFICIAL OWNERS
The following table shows information, as of March 31, 2018, concerning the beneficial ownership of our common stock by:

•	each person we know to be the beneficial owner of more than 5% of our common stock;

•	each of our current directors;

•	each of our NEOs shown in our Summary Compensation Table; and

•	all current directors and NEOs as a group.
As of March 31, 2018, there were 120,451,373 shares of our common stock outstanding. In order to calculate a stockholder’s percentage of beneficial ownership, we include in the calculation those shares underlying options or warrants beneficially owned by that stockholder that are vested or that will vest within 60 days of March 31, 2018. Shares of restricted stock are deemed to be outstanding. Options or warrants held by other stockholders that are not attributed to the named beneficial owner are disregarded in this calculation. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares of our common stock. Unless we have indicated otherwise, each person named in the table below has sole voting power and investment power for the shares listed opposite such person’s name, except to the extent authority is shared by spouses under community property laws. Shares owned and percentage of ownership relating to 5% stockholders is based solely on their most recent 13G filing.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Shares Outstanding
Kevin J. Cameron(2)	380,002	— *
Mark J. Enyedy(3)	— (3)	— *
Steven C. Gilman(4)	63,335	— *
Michael T. Heffernan(5)	26,667
Gregory P. Madison(6)(7)	1,987,466	1.65%
Jodie P. Morrison(8)	26,667
Daniel P. Regan(9)	160,002	— *
Mike Rogers(10)	63,335	— *
Scott A. Holmes(11)	495,389	— *
Brian Adams(12) (13)	412,988	— *
John F. Neylan, M.D.(14)	442,989	— *
All current directors and executive officers as a group (9 people)(15)	1,846,422	1.53%
5% Stockholders
Baupost Group, L.L.C.(16)	25,791,678	21.41%
Abrams Capital, LLC(17)	9,719,176	8.07%
The Vanguard Group(18)	7,893,859	6.55%

*	Less than 1% of outstanding common stock

(1)	The address of each of the directors and officers listed is c/o Keryx Biopharmaceuticals, Inc., One Marina Park Drive, 12th Floor, Boston, Massachusetts 02210.

(2)	Includes 210,002 shares of our common stock issuable upon the exercise of options.

(3)	Mr. Enyedy joined our Board in September 2017. As of March 31, 2018, no stock options have vested or will vest within 60 days of March 31, 2018.

(4)	Includes 43,335 shares of our common stock issuable upon the exercise of options.

(5)	Includes 16,667 shares of our common stock issuable upon the exercise of options.

(6)	Includes 1,145,880 shares of our common stock issuable upon the exercise of options.

(7)
Mr. Madison resigned from the Company effective as of April 27, 2018 and the information set forth in the table above does not include the impact of Mr. Madison’s resignation on his equity ownership of the Company and speaks as of March 31, 2018 as if he had not resigned, unless otherwise noted.

(8)	Includes 16,667 shares of our common stock issuable upon the exercise of options.

(9)	Includes 110,002 shares of our common stock issuable upon the exercise of options.

(10)	Includes 43,335 shares of our common stock issuable upon the exercise of options.

(11)	Includes 322,920 shares of our common stock issuable upon the exercise of options.

(12)	Includes 286,919 shares of our common stock issuable upon the exercise of options.

(13)	Mr. Adams resigned from the Company effective as of March 12, 2018.

(14)	Includes 286,253 shares of our common stock issuable upon the exercise of options.

(15)	Includes 1,120,015 shares of our common stock issuable upon the exercise of options. Does not include ownership of Mr. Madison, see footnote 7.

(16)
The address of Baupost Group, L.L.C. (“Baupost”) is 10 St. James Avenue, Suite 1700, Boston, Massachusetts 02116. Baupost is a registered investment adviser. SAK Corporation is the manager of Baupost. Seth A. Klarman, as the sole shareholder of SAK Corporation and a controlling person of Baupost, may be deemed to have beneficial ownership of the securities beneficially owned by Baupost. This information is based solely on a Schedule 13D/A filed on June 1, 2016. Does not include an aggregate of 33,422,459 shares of Keryx common stock issuable upon conversion $125 million in principal amount of Zero Coupon Convertible Senior Notes due 2020 beneficially owned by Baupost, which notes are not convertible into Keryx common stock at the option of the holder thereof.

(17)
The address of Abrams Capital, LLC is 222 Berkeley Street, 21st Floor, Boston, Massachusetts 02116. The 9,719,176 shares are beneficially owned by Abrams Capital Management, LLC (“Abrams CM LLC”), Abrams Capital Management L.P. (“Abrams CM LP”) and David Abrams and include 9,202,602 shares beneficially owned by Abrams Capital, LLC, which represent shares beneficially owned by private investment funds for which Abrams Capital, LLC serves as general partner. In addition to the shares beneficially owned by Abrams Capital, LLC, the shares beneficially owned by Abrams CM LP and Abrams CM LLC also represent shares beneficially owned by another private investment fund for which Abrams CM LP serves as investment manager. Abrams CM LLC is the general partner of Abrams CM LP. The shares beneficially owned by Mr. Abrams represent the above referenced shares beneficially owned by Abrams Capital, LLC and Abrams CM LLC. Mr. Abrams is the managing member of Abrams Capital, LLC and Abrams CM LLC. Each disclaims beneficial ownership of the shares except to the extent of its or his pecuniary interest therein. This information is based solely on a Schedule 13G/A filed on February 14, 2018.

(18)
The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. Includes 173,618 shares beneficially owned by Vanguard Fiduciary Trust Company and 23,400 shares beneficially owned by Vanguard Investments Australia, Ltd., each of which are a wholly-owned subsidiaries of The Vanguard Group, Inc. This information is based solely on a Schedule 13G/A filed on February 9, 2018.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2017.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	11,967,815	6.74	2,026,423
Equity compensation plans not approved by security holders	—	—	—
Total	11,967,815	6.74	2,026,423

(1)	These plans consist of: the 1999 Stock Option Plan, as amended, 2004 Long-Term Incentive Plan, 2007 Long-Term Incentive Plan and 2013 Incentive Plan, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED-PERSON TRANSACTIONS
Policy
Our Board of Directors has determined that the Audit Committee is best suited to review and approve transactions with related persons, and they do so under the terms of our Related Person Transactions Policy, which is available on our website, located at www.keryx.com. According to our Related Person Transactions Policy, prior to entering into a transaction with a related person, (a) the director, executive officer, nominee or significant holder who has a material interest (or whose immediate family member has a material interest) in the transaction or (b) the business unit or function/department leader responsible for the potential transaction with a related person is required to provide notice to the Chairman of the Audit Committee of the Company (“Committee Chairman”) of the material facts and circumstances of the potential transaction with a related person and such information concerning the transaction as the Committee Chairman may reasonably request. If the Committee Chairman determines that the proposed transaction is a related person transaction, the proposed related person transaction must be submitted to the Audit Committee for consideration at the next Audit Committee meeting or, in those instances in which the Committee Chairman determines that it is not practicable or desirable for the Company to wait until the next Audit Committee meeting, the Committee Chairman possesses delegated authority to act between Committee meetings.
The Audit Committee will consider all of the relevant facts and circumstances available to the Audit Committee, including (if applicable) but not limited to: (a) the benefits to the Company; (b) the availability of other sources for comparable products or services; (c) the terms of the transaction; and (d) the terms available to unrelated third parties or to employees generally. No member of the Audit Committee will participate in any review, consideration or approval of any related person transaction if such member, or any of his or her immediate family members, is the related person. The Audit Committee or Chairperson, as applicable, will convey the approval or disapproval of the transaction to the Chief Executive Officer or Secretary, who will convey the decision to the appropriate persons within the Company. The Chairperson of the Audit Committee will report to the Audit Committee at the next Audit Committee meeting any approval under this policy made by the chairperson pursuant to delegated authority.
In the event we become aware of a related person transaction that has not been previously approved or previously ratified under this policy, and such transaction is pending or ongoing, it will be submitted to the Audit Committee or Chairperson, as applicable, promptly, and the Audit Committee or Chairperson will consider all of the relevant facts and circumstances available to the Audit Committee or the Chairperson as provided above. Based on the conclusions reached, the Audit Committee or Chairperson, as applicable, will evaluate all options, including but not limited to, ratification, amendment or termination of the related person transaction.
Related Person Transactions
We did not have any related person transactions in 2017, and none are currently proposed.

DIRECTOR INDEPENDENCE
The corporate governance standards adopted by the Nasdaq Stock Market, or Nasdaq, require that a majority of the members of our Board of Directors be “independent” as Nasdaq defines that term. Additionally, the Nasdaq rules require our Board of Directors to make an affirmative determination as to the independence of each director. Consistent with these rules, our Board of Directors undertook its annual review of director independence. During the review, our Board of Directors considered relationships and transactions during 2017 and during the past three fiscal years between each director or any member of his immediate family, on the one hand, and our company and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board of Directors determined that Mark J. Enyedy, Kevin J. Cameron, Daniel P. Regan, Steven Gilman, Michael Heffernan and Michael Rogers are independent under the criteria established by Nasdaq and by our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND OTHER MATTERS
UHY LLP (“UHY”), the independent registered public accounting firm that audited our financial statements for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, has served as our independent registered public accounting firm since 2009. The Audit Committee has reviewed the fees described below and concluded that the payment of such fees is compatible with maintaining UHY’s independence. All proposed engagements of UHY, whether for audit services, audit-related services, tax services, or permissible non-audit services, were pre-approved by our Audit Committee.
Audit Fees
For the fiscal years ended December 31, 2017 and December 31, 2016, UHY billed us an aggregate of approximately $364,764 and $382,906, respectively, in fees for the professional services rendered in connection with the audits of our annual financial statements included in our Annual Reports on Form 10-K for those two fiscal years, the review of our financial statements included in our Quarterly Reports on Form 10-Q during those two fiscal years, our registration statement filings and related comfort letter procedures, and our statutory and regulatory filings or engagements for those fiscal years.
Audit-Related Fees
During the fiscal years ended December 31, 2017 and December 31, 2016, we were not billed by UHY for any fees for audit-related services reasonably related to the performance of the audit and reviews for those fiscal years.
Tax Fees
During the fiscal years ended December 31, 2017 and December 31, 2016, we were not billed by UHY for any fees for professional services rendered for tax compliance, tax advice, and tax planning services.
All Other Fees
For the fiscal years ended December 31, 2017 and December 31, 2016, UHY billed us an aggregate of approximately $20,000 and $17,500, respectively, in fees for the professional services rendered in connection with the audit of our 401(k) plan.
Pre-Approval of Services
Our Audit Committee has established a policy setting forth the procedures under which services provided by our independent registered public accounting firm will be pre-approved by our Audit Committee. The potential services that might be provided by our independent registered public accounting firm fall into two categories:

•
Services that are permitted, including the audit of our annual financial statements, the review of our quarterly financial statements, related attestations, benefit plan audits and similar audit reports, financial and other due diligence on acquisitions, and federal, state, and non-US tax services; and

•
Services that may be permitted, subject to individual pre-approval, including compliance and internal-control reviews, indirect tax services such as transfer pricing and customs and duties, and forensic auditing.

Services that our independent registered public accounting firm may not legally provide include such services as bookkeeping, certain human resources services, internal audit outsourcing, and investment or investment banking advice.
All proposed engagements of our independent registered public accounting firm, whether for audit services or permissible non-audit services, are pre-approved by the Audit Committee. We jointly prepare a schedule with our independent registered public accounting firm that outlines services that we reasonably expect we will need from our independent registered public accounting firm, and categorize them according to the classifications described above. Each service identified is reviewed and approved or rejected by the Audit Committee.

PART IV
ITEM 15. EXHIBITS.
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

10.12*!	Product Manufacture and Supply and Facility Construction Agreement, dated December 11, 2017, by and between Keryx Biopharmaceuticals, Inc. and BioVectra Inc.

10.13*!	Master Manufacturing Services and Supply Agreement, dated December 20, 2017, by and between Keryx Biopharmaceuticals, Inc. and Siegfried Evionnaz SA.

10.14*†	Employment Agreement with Gregory P. Madison dated March 10, 2015.

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

21.1*	List of Subsidiaries.

23.1*	Consent of UHY LLP.

24.1*	Power of Attorney of Director and Officers of Keryx Biopharmaceuticals, Inc. (included on the signature to this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 21, 2018.

31.1.2**	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2018.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 21, 2018.

31.2.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2018.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 21, 2018.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 21, 2018.

101*
The following materials from Keryx Biopharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Deficit, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements.

______________________________
*    Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 21, 2018.
**    Filed herewith
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
Date: April 30, 2018

KERYX BIOPHARMACEUTICALS, INC.

By:	/s/ Scott A. Holmes
Scott A. Holmes Chief Financial Officer