Form 10-Q
period 2018-06-30
KERYX BIOPHARMACEUTICALS INC
filed 2018-08-09
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
There were 120,458,810 shares of the registrant’s common stock, $0.001 par value, outstanding as of July 31, 2018.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

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

•
expectations regarding our commercialization of Fexeric® (ferric citrate coordination complex) in the European market or otherwise create value from our European rights as well as with respect to the European approval of Fexeric;

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

•	expectations for incurring capital expenditures to expand our development and manufacturing capabilities;

•	expectations regarding our ability to successfully market Riona® through our Japanese partner, Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd.;

•	expectations of the scope of patent protection with respect to Auryxia, Fexeric and Riona;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions; and

•	expectations about our proposed strategic merger with Akebia Therapeutics, Inc.
The forward-looking statements contained in this report reflect our views and assumptions only as of the date that this report is signed and do not assume the consummation of the proposed strategic merger with Akebia Therapeutics, Inc. unless specifically stated otherwise. Except as required by law, we assume no responsibility for updating any forward-looking statements.
In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Keryx Biopharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$49,458	$93,526
Inventory	48,584	28,695
Accounts receivable, net	15,430	8,146
Other current assets	12,142	11,199
Total current assets	125,614	141,566
Property, plant and equipment, net	4,097	4,521
Goodwill	3,208	3,208
Other assets, net	12,732	9,577
Total assets	$145,651	$158,872
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$54,647	$45,031
Deferred lease incentive, current portion	244	244
Other current liabilities	158	145
Total current liabilities	55,049	45,420
Convertible senior notes	130,088	125,000
Deferred lease incentive, net of current portion	895	1,018
Deferred tax liability	—	635
Other liabilities	811	894
Total liabilities	186,843	172,967
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (230,000,000 shares authorized, 120,513,208 and 119,272,304 shares issued, 120,433,260 and 119,192,356 shares outstanding at June 30, 2018 and December 31, 2017, respectively)	120	119
Additional paid-in capital	1,000,381	984,681
Treasury stock, at cost, 79,948 shares	(357)	(357)
Accumulated deficit	(1,041,336)	(998,538)
Total stockholders’ deficit	(41,192)	(14,095)
Total liabilities and stockholders’ deficit	$145,651	$158,872
The accompanying notes are an integral part of these condensed consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Net U.S. Auryxia product sales	$24,105	$14,116	$44,727	$24,621
License revenue	1,644	1,028	2,773	2,343
Total revenues	25,749	15,144	47,500	26,964
Costs and expenses:
Cost of goods sold	7,428	4,379	17,029	8,653
License expense	987	617	1,664	1,406
Research and development	8,774	9,012	17,162	15,776
Selling, general and administrative	28,711	24,986	54,548	48,089
Total costs and expenses	45,900	38,994	90,403	73,924
Operating loss	(20,151)	(23,850)	(42,903)	(46,960)
Other income (expense):
Amortization of debt discount	(1,316)	(62,965)	(1,316)	(62,965)
Other income (expense), net	(51)	338	171	452
Total other income (expense)	(1,367)	(62,627)	(1,145)	(62,513)
Loss before income taxes	(21,518)	(86,477)	(44,048)	(109,473)
Income tax (benefit) expense	—	20	(634)	40
Net loss	$(21,518)	$(86,497)	$(43,414)	$(109,513)
Basic and diluted net loss per common share	$(0.18)	$(0.77)	$(0.36)	$(1.00)
Weighted average shares used in computing basic and diluted net loss per common share	120,451,534	112,590,188	120,149,604	109,846,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(43,414)	$(109,513)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock-based compensation expense	8,653	7,336
Amortization of debt discount	1,316	62,965
Change in fair value of derivative liability	—	(225)
Depreciation and amortization	476	459
Amortization of deferred lease incentive	(123)	(122)
Write-down of inventory to net realizable value	5,288	335
Deferred income taxes	(635)	39
Changes in operating assets and liabilities:
Other current assets	598	(5,466)
Accounts receivable, net	(7,284)	(3,223)
Inventory	(24,516)	(4,683)
Other assets	(3,155)	9
Other current liabilities	13	14
Accounts payable and accrued expenses	8,073	7,988
Other liabilities	(83)	(70)
Net cash used in operating activities	(54,793)	(44,157)
Cash flows from investing activities
Purchases of property, plant and equipment	(52)	(420)
Net cash used in investing activities	(52)	(420)
Cash flows from financing activities
Proceeds from issuance of common stock, net of commission	—	73,125
Proceeds from issuance of convertible senior notes	10,000	—
Payments for common stock issuance costs	—	(88)
Proceeds from exercise of stock options	777	257
Net cash provided by financing activities	10,777	73,294
Net (decrease) increase in cash and cash equivalents	(44,068)	28,717
Cash and cash equivalents at beginning of the period	93,526	111,810
Cash and cash equivalents at end of the period	$49,458	$140,527
Non-cash financing activities:
Change in fair value of conversion feature recorded as debt discount	$6,228	$—
Reclassification of derivative liability to equity	$—	$62,735
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
On June 28, 2018, we entered into an agreement and plan of merger with Akebia Therapeutics, Inc., or Akebia, a Delaware corporation, and Alpha Therapeutics Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Akebia, or Merger Sub, pursuant to which we will combine our respective businesses through the merger of Merger Sub with and into us, with our company continuing after such merger as the surviving corporation and a wholly-owned subsidiary of Akebia, or the Merger. For additional details regarding the Merger, see Note 14 - Strategic Merger with Akebia Therapeutics, Inc.
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of these interim financial statements have been included. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.
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

Revenue Recognition
Effective January 1, 2018, we adopted Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective transition method. Under this transition method, we will not revise our consolidated financial statements for the years ended December 31, 2017 and 2016, and applicable interim periods within those years. Disclosure will be provided to show the impact to the consolidated financial statements, if any, as if ASU, 2014-09 had been effective for those periods.
Our primary source of revenue during the reporting periods was product sales. We sell product to a limited number of major wholesalers, or our Distributors, as well as certain pharmacies, or collectively with our Distributors, our Customers. Our Distributors resell the product to retail pharmacies for purposes of their reselling the product to fill patient prescriptions. Under the new revenue standards, we recognize product revenue when our Customer obtains control of promised goods, in an amount that reflects the consideration which we expect to receive in exchange for those goods. We recognize revenue following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.
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
Product revenue reserves are classified as a reduction in product revenue and are generally characterized in the following categories: trade allowances, rebates and chargebacks, product returns and other incentives. These reserves are based on estimates of the amounts earned or to be claimed on the related sale of product and are classified as either a reduction of accounts receivable or an accrued expense (current liability) on our consolidated balance sheets, depending on whether the consideration is paid to a direct customer or another third party with which we contract (e.g. provider or payor) and the method of payment. Our estimates of reserves for variable consideration typically utilize the most likely method and reflect our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Our product revenue reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the individual contracts. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.
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
Cost to obtain a contract: We recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less or the amount is immaterial.
Sales taxes: Taxes collected from Customers relating to product sales and remitted to governmental authorities, if any, are excluded from revenues.
Our U.S. Auryxia product sales for the three and six months ended June 30, 2018 and 2017 were offset by provisions for allowances and accruals as set forth in the tables below.

(in thousands)	Three months ended June 30, 2018	Percent of gross Auryxia product sales	Three months ended June 30, 2017	Percent of gross Auryxia product sales
Gross Auryxia product sales	$46,821		$26,029
Less provision for product sales allowances and accruals:
Trade allowances	4,957	11%	2,463	9%
Rebates, chargebacks and discounts	16,135	35%	8,784	34%
Product returns	572	1%	346	2%
Other incentives(1)	1,052	2%	320	1%
Total	22,716	49%	11,913	46%
Net U.S. Auryxia product sales	$24,105		$14,116

(1)	Includes co-pay assistance and voucher rebates.

(in thousands)	Six months ended June 30, 2018	Percent of gross Auryxia product sales	Six months ended June 30, 2017	Percent of gross Auryxia product sales
Gross Auryxia product sales	$87,960		$43,983
Less provision for product sales allowances and accruals:
Trade allowances	9,140	10%	4,228	9%
Rebates, chargebacks and discounts	30,928	35%	14,114	32%
Product returns	736	1%	278	1%
Other incentives(1)	2,429	3%	742	2%
Total	43,233	49%	19,362	44%
Net U.S. Auryxia product sales	$44,727		$24,621

(1)	Includes co-pay assistance and voucher rebates.

Basic and Diluted Net Loss Per Common Share
Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options, as their inclusion would be anti-dilutive.

The following table presents amounts that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

(in thousands)	June 30, 2018	June 30, 2017
Options to purchase common stock	11,044	12,469
Shares issuable upon conversion of convertible senior notes	35,582	33,422
Shares issuable under Notes Conversion Agreement(1)	4,000	—
	50,626	45,891
(1) See Note 14 - Strategic Merger with Akebia Therapeutics, Inc.
Concentrations of Credit Risk
We do not have significant off-balance sheet risk or credit risk concentrations. We maintain our cash and cash equivalents with multiple financial institutions. As of June 30, 2018, approximately $2.0 million of our total $49.5 million cash and cash equivalents balance was invested in institutional money market funds. See Note 3 – Fair Value Measurements.
Our accounts receivable, net at June 30, 2018 and December 31, 2017 represent amounts due to us from our Customers. We perform ongoing credit evaluations of our Customers and generally do not require collateral. The following table sets forth Customers who represented 10% or more of our total accounts receivable, net as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Fresenius Medical Care Rx	29%	34%
AmerisourceBergen Drug Corporation	20%	20%
Cardinal Health, Inc.	17%	25%
DaVita Rx	16%	—%
McKesson Corporation	14%	17%
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019 and is required to be applied using a modified retrospective transition approach with application of the new guidance for all periods presented. We are in the process of reviewing contracts with our contract manufacturers to determine whether these agreements contain any potential embedded leases. Although our assessment is not complete, we currently expect the adoption of this guidance to result in the addition of material balances of leased assets and corresponding lease liabilities to our consolidated balance sheets. We do not currently expect a material impact to our consolidated statements of operations as a result of this standard.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard was effective for us on January 1, 2018. The standard did not have a material impact on our consolidated statements of cash flows upon adoption.
NOTE 3 – FAIR VALUE MEASUREMENTS
The following table provides the fair value measurements of applicable financial assets as of June 30, 2018 and December 31, 2017:

	Financial assets at fair value as of June 30, 2018			Financial assets at fair value as of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$2,010	$—	$—	$1,895	$—	$—
Total assets	$2,010	$—	$—	$1,895	$—	$—

(1)
Cash equivalents as of June 30, 2018 and December 31, 2017 consisted of institutional money market funds. The carrying value of our money market funds approximates fair value due to their short-term maturities.

Debt
In October 2015, we issued $125 million in Convertible Senior Notes, due 2020, or the Old Notes, in a private financing to funds managed by Baupost Group Securities, L.L.C., or Baupost. On May 8, 2018, we entered into a Notes Exchange Agreement, or the Notes Exchange Agreement, with funds managed by Baupost pursuant to which, on May 9, 2018, we issued $164.746 million of Convertible Senior Notes due 2021, or the New Notes, to Baupost in exchange for (a) the Old Notes, and (b) an additional investment of $10.0 million in cash. As of December 31, 2017, the fair value of the Old Notes was $155.4 million and, as of June 30, 2018, the fair value of the New Notes was $133.8 million, not including the additional 4.0 million shares that may be issued under the Notes Conversion Agreement, which in each case differs from their carrying value. The fair value of these notes is influenced by our stock price and stock price volatility. See Note 10 – Debt and Note 14 – Strategic Merger with Akebia Therapeutics, Inc. for additional information on our debt obligations.
NOTE 4 – INVENTORY
Inventory consists of the following at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Raw materials	$1,493	$469
Work in process	43,761	25,160
Finished goods	3,330	3,066
Total inventory	$48,584	$28,695
We wrote off approximately $1.2 million and $0.3 million of inventory that was determined to no longer be suitable for commercial manufacture, which was recorded to cost of goods sold during the three months ended June 30, 2018 and June 30, 2017, respectively, and $5.3 million and $0.3 million during the six months ended June 30, 2018 and June 30, 2017, respectively.
NOTE 5 – OTHER ASSETS
Other current assets
Other current assets consisted of the following at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Prepaid manufacturing costs	$7,121	$7,646
Prepaid selling, general and administrative expenses	3,616	2,265
Prepaid research and development expenses	1,405	1,288
Total other current assets	$12,142	$11,199
Prepaid manufacturing costs as of June 30, 2018 and December 31, 2017 primarily relate to upfront payments to our contract manufacturers related to 2018 production of inventory.
Other assets, net
Other assets, net consisted of the following at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Deferred manufacturing costs	$10,433	$7,338
Deposits	1,159	1,099
Long-term prepaid manufacturing costs	1,000	1,000
Deferred registration fees	140	140
Total other long-term assets	$12,732	$9,577
Deferred manufacturing costs as of June 30, 2018 and December 31, 2017 consisted of amounts paid or payable under contract manufacturing agreements, including a $5.0 million milestone related to a facility construction agreement and $2.4 million and $2.3 million in product premiums payable by us to our contract manufacturer at June 30, 2018 and December 31, 2017, respectively. We capitalize certain expenses as deferred costs related to agreements with contract manufacturers in connection with the facility expansion activities. These costs will be capitalized as incurred and will begin to be expensed at such time that we begin to receive product from the newly-constructed or expanded facilities. These costs will be expensed ratably over the relevant supply periods based on anticipated product to be received from the facilities. At June 30, 2018 and December 31, 2017, zero and $7.3 million, respectively, included in deferred manufacturing costs were also recorded as a liability on our consolidated balance sheets as they had not yet been paid.

NOTE 6 – STOCKHOLDERS’ DEFICIT
Change in Stockholders’ Deficit
Total stockholders’ deficit was $41.2 million at June 30, 2018, which is an increase of $27.1 million as compared to stockholders’ deficit at December 31, 2017 of $14.1 million. This increase was primarily attributable to our net loss of approximately $43.4 million for the six months ended June 30, 2018, partially offset by $8.7 million related to stock-based compensation expense, $6.2 million related to the recognition of an additional debt discount recorded in connection with the modification of our senior convertible notes and $0.6 million related to an adjustment to accumulated deficit as of January 1, 2018 upon the adoption of ASU 2014-09. See Note 8 - License Agreements for further discussion related to the adjustment recorded.
NOTE 7 – STOCK-BASED COMPENSATION EXPENSE
Equity Incentive Plans
As of June 30, 2018, a total of 7,768,360 shares were available for the issuance of stock options or other stock-based awards under our stock option and incentive plans.
Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2018:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2017	11,967,815	$6.73
Granted	980,000	4.11
Exercised	(204,521)	3.80
Forfeited or Expired	(1,699,249)	5.85
Outstanding at June 30, 2018	11,044,045	$6.68
Vested and expected to vest at June 30, 2018	8,917,383	$6.93
Exercisable at June 30, 2018	5,809,968	$8.00
Upon the exercise of stock options, we issue new shares of our common stock. As of June 30, 2018, 3,177,500 options issued to employees are unvested, performance-based options.
Restricted Stock
Certain employees and directors have been awarded restricted stock under our equity incentive plans. The time-vesting restricted stock awards vest primarily over a period of three years. The following table summarizes restricted share activity for the six months ended June 30, 2018:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2017	1,884,297	$6.39
Granted	1,523,650	4.45
Vested	(598,170)	5.62
Forfeited	(487,267)	4.90
Outstanding at June 30, 2018	2,322,510	$5.63
As of June 30, 2018, 310,000 shares of restricted stock issued to employees are unvested, performance-based shares.

Stock-Based Compensation Expense
We incurred $5.0 million and $3.7 million of stock-based compensation expense related to equity incentive grants during the three months ended June 30, 2018 and 2017, respectively, and $8.7 million and $7.3 million during the six months ended June 30, 2018 and 2017, respectively. The following table reflects stock-based compensation expense for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Cost of goods sold	$25	$28	$43	$88
Research and development	570	483	1,312	1,061
Selling, general and administrative	4,377	3,161	7,298	6,187
Total stock-based compensation expense	$4,972	$3,672	$8,653	$7,336
Stock-based compensation costs capitalized as part of inventory were immaterial for the three and six months ended June 30, 2018 and 2017.
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
The weighted average grant date fair value of stock options granted during the three months ended June 30, 2018 and 2017 was $2.42 and $4.65 per share, respectively, and during the six months ended June 30, 2018 and 2017 was $2.87 and $3.86 per share, respectively. We use historical information to estimate forfeitures of stock-based awards. As of June 30, 2018, there was $9.2 million and $8.1 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.2 years and 1.9 years, respectively. These amounts do not include 3,177,500 unvested options and 310,000 shares of unvested restricted stock as of June 30, 2018 which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for these awards will be measured and recorded if and when it is probable that the milestone will be achieved.
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
In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, launched in May 2014 and is being marketed in Japan by Torii, under the brand name Riona, and is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD. We receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens, as well as up to an additional $55.0 million upon the achievement of certain annual net sales milestones.

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
As discussed above and in accordance with our revenue recognition policy, royalty revenues are estimated in the quarter that JT and Torii recognize net sales of Riona in Japan. Any difference between the estimated license revenue and actual revenue is recorded as an adjustment in the following reporting period. For the three months ended June 30, 2018 and 2017, we recorded $1.6 million and $1.0 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. For the six months ended June 30, 2018 and 2017, we recorded $2.8 million and $2.3 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. We record the associated mid-single digit percentage of net sales royalty expense due Panion, the licensor of ferric citrate, in the same period as the royalty revenue from JT and Torii is recorded. For the three months ended June 30, 2018 and 2017, we recorded $1.0 million and $0.6 million, respectively, in license expense related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan. For the six months ended June 30, 2018 and 2017, we recorded $1.7 million and $1.4 million, respectively, in license expense related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consists of the following at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Commercial rebates and fees	$21,056	$16,362
Accounts payable	17,582	6,474
Professional, license, and other fees and expenses	9,252	5,257
Accrued compensation and related liabilities	5,994	7,504
Accrued manufacturing expenses	763	9,434
Total accounts payable and accrued expenses	$54,647	$45,031
NOTE 10 – DEBT
In October 2015, we completed the sale of $125 million of the Old Notes, in a private placement, or the Private Placement, to funds managed by Baupost pursuant to a Notes Purchase Agreement dated October 14, 2015. The Old Notes were issued under an Indenture, or the Indenture, dated as of October 15, 2015, with The Bank of New York Mellon Trust Company, N.A. as trustee, or the Trustee. The Indenture subjected us to certain financial and business covenants and contained restrictions on the payments of cash dividends.
The Indenture contained customary terms and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving us) occured and was continuing, the Trustee by notice to us, or the holders of at least 25% in aggregate principal amount of the outstanding Old Notes by written notice to us and the Trustee, could have declared 100% of the principal on all of the Old Notes to be due and payable. Upon such a declaration of acceleration, such principal would be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving us, 100% of the principal on all of the Old Notes would have become due and payable automatically.
Further, in connection with the Private Placement, we entered into a Registration Rights Agreement with the purchasers of the Old Notes, or the Registration Rights Agreement, pursuant to which we agreed to (i) file a registration statement, or the Resale Registration Statement, with the Securities and Exchange Commission, or SEC, covering the resale of the Old Notes and the underlying common stock into which the Old Notes were convertible upon the written request of Baupost, and (ii) use commercially reasonable efforts, subject to receipt of necessary information from all the purchasers of the Old Notes, to cause the SEC to declare the Resale Registration Statement effective. Further, the Registration Rights Agreement permitted Baupost to demand from time to time that we file a shelf Registration Statement pursuant to Rule 415 of the Securities Act from which any number of shelf takedowns could be conducted upon written request from Baupost. Finally, the Registration Rights Agreement afforded Baupost certain piggyback registration rights.
The Old Notes were convertible at the option of Baupost at an initial conversion rate of 267.3797 shares of our common stock per $1,000 principal amount, equal to a conversion price of $3.74 per share, which represented the last reported sale price of our stock on October 14, 2015. The conversion rate was subject to adjustment from time to time upon the occurrence of certain events. Further, upon the occurrence of certain fundamental changes involving us, Baupost could have required us to repurchase for cash all or part of their Old Notes at a repurchase price equal to 100% of the principal amount of the Old Notes to be repurchased.
At issuance, a portion of the Old Notes was contingently convertible into cash if our stockholders did not approve an increase in the number of authorized shares of our common stock by July 1, 2016. In accordance with accounting guidance for debt with a conversion option, we separated the conversion option from the debt instrument and accounted for it separately as a derivative liability, due to the Old Notes initially being partially convertible to cash at the option of Baupost. We allocated the proceeds between the debt component and the embedded conversion option (the derivative) by performing a valuation of the derivative as of the transaction date, which was determined based on the difference between the fair value of the Old Notes with the conversion option and the fair value of the Old Notes without the conversion option. The fair value of the derivative liability was recognized as a debt discount and the carrying amount of the Old Notes represented the difference between the proceeds from the issuance of the Old Notes and the fair value of the derivative liability on the date of issuance. The excess of the principal amount of the debt component over its carrying amount, or debt discount, was amortized to interest expense using the effective interest method over the expected life of the debt.
Following our 2016 Annual Meeting of Stockholders held on May 25, 2016, we filed a certificate of amendment to our certificate of incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of our common stock to allow for the full conversion of the Old Notes into our common stock. On April 10, 2017, we entered into the First Supplemental Indenture, or the First Supplement, to the Indenture. Under the terms of the First Supplement, the Old Notes issued under the Indenture were not convertible by the holders thereof until on or after June 8, 2017, except in connection with a “fundamental change” as defined in the Indenture. After June 8, 2017, the Old Notes were convertible entirely into shares of our common stock or cash depending upon the number of shares of our common stock authorized at the time of such conversion. At our 2017 Annual Meeting of Stockholders held on June 8, 2017, our stockholders ratified the filing and effectiveness of the certificate of amendment to our certificate of incorporation filed in May 2016. In addition, at the meeting our stockholders also approved a separate amendment to our certificate of incorporation to increase the number of authorized shares of our common stock to 230,000,000 shares. As a result, the full amount of the Old Notes was convertible into shares of our common stock.
In accordance with accounting guidance for debt modifications and exchanges, we assessed the terms of the First Supplement and determined that it resulted in a modification. During the three months ended June 30, 2017, we separated the conversion option from the debt instrument and accounted for it separately as a derivative liability, due to the Old Notes being contingently convertible to cash at the option of Baupost per the terms of the First Supplement. We allocated the proceeds between the debt component and the embedded conversion option (the derivative) by performing a valuation of the derivative as of the date of the First Supplement, which was determined based on the difference between the fair value of the Old Notes with the conversion option and the fair value of the Old Notes without the conversion option. The fair value of the derivative liability was recognized as a debt discount and the carrying amount of the Old Notes represented the difference between the principal amount of the Old Notes and the fair value of the derivative liability on the date of the First Supplement. The excess of the principal amount of the debt component over its carrying amount, or debt discount, was amortized to interest expense using the effective interest method over the expected life of the debt. We determined the expected life of the debt was equal to the period through June 8, 2017, as this represented the point at which the Old Notes were contingently convertible into cash.
On May 8, 2018, we entered into a Notes Exchange Agreement with funds managed by Baupost pursuant to which, on May 9, 2018, we issued $164.746 million of the New Notes to Baupost in exchange for (a) the Old Notes and (b) an additional investment of $10.0 million in cash.
The New Notes were issued under an Indenture dated as of May 9, 2018, with The Bank of New York Mellon Trust Company, N.A. as Trustee, or the New Indenture. Under the terms of the New Indenture, the New Notes may be converted into shares of our common stock at the discretion of Baupost, at an initial conversion rate of 215.983 shares per $1,000 principal amount of New Notes, which represents an initial conversion price of $4.63 based on the per share closing price of our common stock the day before entering into the Notes Exchange Agreement. The principal amount of the New Notes initially converts into a total amount of shares of our common stock approximately equal to the 33.4 million shares into which the Old Notes were convertible plus an additional approximately 2.2 million shares in consideration of the additional cash investment. The conversion price of the New Notes is subject to adjustment based on the occurrence of certain events as set forth in the New Indenture. Further, the New Indenture subjects us to certain financial and business covenants. The New Indenture also allows us to secure up to a $40.0 million asset-based credit facility. For a discussion of the credit facility we entered into with Silicon Valley Bank in July 2018, see Note 15 - Subsequent Events.
In connection with the issuance of the New Notes, on May 9, 2018, we entered into a Registration Rights Agreement with Baupost, or the New Registration Rights Agreement, on substantially similar terms as the Registration Rights Agreement entered into in connection with the Old Notes, pursuant to which we agreed to (i) file a registration statement (the “Resale Registration Statement”) with the SEC covering the resale of the New Notes and the underlying shares of our common stock upon the written request of Baupost and (ii) use commercially reasonable efforts, subject to the receipt of necessary information from all the purchasers of the New Notes, to cause the SEC to declare the Resale Registration Statement effective. Further, the New Registration Rights Agreement permits Baupost to demand from time to time that we file a shelf Registration Statement pursuant to Rule 415 of the Securities Act, from which any number of shelf takedowns may be conducted upon written request from Baupost. In addition, the New Registration Rights Agreement affords Baupost certain piggyback registration rights. Under the Registration Rights Agreement, Baupost also retains its existing right to appoint one individual to our Board of Directors for so long as Baupost beneficially owns twenty percent (20%) or more of our outstanding common stock and to a board observer for so long as Baupost beneficially owns ten percent (10%) or more of our outstanding common stock.
In connection with the issuance of the New Notes, (i) the Notes Purchase Agreement dated as of October 14, 2015 and the Registration Rights Agreement dated as of October 15, 2015, each between us and Baupost were each terminated pursuant to the Notes Exchange Agreement and (ii) the Indenture dated as of October 15, 2015, between us and the Trustee was discharged in connection with the cancellation of the Old Notes.
In accordance with accounting guidance for debt modifications and exchanges, we assessed the terms of the Notes Exchange Agreement and New Indenture and determined that they resulted in a modification of our then-existing convertible senior notes. During the three months ended June 30, 2018, we recognized a debt discount of approximately $36.0 million in connection with the modification. The excess of the principal amount of the New Notes over its carrying amount, or debt discount, will be amortized to interest expense using the effective interest method over the expected life of the debt. At issuance of the New Notes, we determined the expected life was equal to the period through the maturity date of the New Notes, or October 2021.
In the three and six months ended June 30, 2018 and 2017, $1.3 million and $63.0 million, respectively, of interest expense was recognized related to these notes. As of June 30, 2018 and December 31, 2017, the carrying value of these notes was $130.1 million and $125.0 million, respectively, and the fair value of the Notes was $133.8 million and $155.4 million, respectively.
See Note 14 - Strategic Merger with Akebia Therapeutics, Inc. for additional information with respect to the New Notes, and the conversion thereof, related to the Merger.

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
We have evaluated the impact of the Tax Cuts and Jobs Act and determined that any net operating losses generated subsequent to January 1, 2018 are able to be used indefinitely, and as a result, we generated sufficient net operating losses in the six months ended June 30, 2018 to fully offset the net deferred tax liability that was recorded on our consolidated balance sheets. This results in a reduction in our net deferred tax liability of $0.6 million in the first quarter of 2018 and a corresponding $0.6 million income tax benefit.
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

NOTE 12 – OTHER INCOME (EXPENSE), NET
The components of other income (expense), net are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Interest income	$179	$118	$380	$235
Other income (expense)	(230)	(5)	(209)	(8)
Fair value adjustment to derivative liability	—	225	—	225
Total other income (expense), net	$(51)	$338	$171	$452

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Commitments
As of June 30, 2018, our contractual obligations and commitments primarily consist of our obligations under non-cancelable leases, the New Notes and various agreements with third parties, including selling, general and administrative, research and development and manufacturing agreements.
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
Four purported class action lawsuits have been filed against us and certain of our current and former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur, and James Oliviero). Three of these actions were filed in the U.S. District Court for the Southern District of New York, captioned respectively Terrell Jackson v. Keryx Biopharmaceuticals, Inc., et al., No. 1:16-cv-06131, filed on August 2, 2016, Richard J. Erickson v. Keryx Biopharmaceuticals, Inc., et al. No. 1:16-cv-06218, filed on August 4, 2016, and Richard King v. Keryx Biopharmaceuticals, Inc., et al., No. 1:16-cv-06233, filed on August 5, 2016. The Jackson complaint purports to be brought on behalf of stockholders who purchased our common stock between February 25, 2016 and August 1, 2016, the Erickson complaint purports to be brought on behalf of stockholders who purchased our common stock between March 2, 2016 and July 29, 2016, and the King complaint purports to be brought on behalf of stockholders who purchased our common stock between February 25, 2016 and July 29, 2016. On August 26, 2016, the fourth complaint, captioned Tim Karth v. Keryx Biopharmaceuticals, Inc., et al., No. 1:16-cv-11745, was filed in the U.S. District Court for the District of Massachusetts, which complaint was subsequently amended. The Karth complaint purports to be brought on behalf of stockholders who purchased our common stock between May 8, 2013 and August 1, 2016.  The Jackson, Erickson and King matters were transferred to the U.S. District Court for the District of Massachusetts on April 5, 2017 and subsequently consolidated with the Karth action. Each complaint generally alleges that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning us and our business operations and future prospects in light of the August 1, 2016 announcement of an interruption in our supply of Auryxia. By order dated July 19, 2018, the Court granted in part and denied in part Defendants’ motion to dismiss the complaint. On August 2, 2018, Defendants filed an answer to the complaint and a motion for partial reconsideration of the Court’s July 19, 2018 order. Two stockholder derivative complaints were also filed on December 16, 2016 against us and certain of our current and former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur and James Oliviero), certain of our current directors (Kevin J. Cameron, Daniel P. Regan, Steven C. Gilman and Michael Rogers ) and our former directors (Michael P. Tarnok, Joseph Feczko, Jack Kaye Wyche Fowler, Jr. and John P. Butler), in the Superior Court of Massachusetts, one captioned Venkat Vara Prasad Malledi v. Keryx Biopharmaceuticals, Inc., et al., No. 16-3865 and one captioned James Anderson v. Keryx Biopharmaceuticals, Inc., et al., No. 16-3866.  Each of these two complaints generally allege that the individual defendants breached their fiduciary duties owed to us, unjustly enriched themselves by their actions, abused their control positions with us, mismanaged us and wasted corporate assets since July 31, 2013 in light of our August 1, 2016 announcement by us of an interruption in the supply of our product Auryxia. On June 27, 2017, the Superior Court granted the parties' motion to consolidate and stay the derivative litigations.  All of the complaints seek unspecified damages, interest, attorneys’ fees, and other costs. We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. There is no assurance, however, that we or the other defendants will be successful in our defense of either of these lawsuits or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible losses at this time. A resolution of these lawsuits adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the particular lawsuit is resolved.

NOTE 14 – STRATEGIC MERGER WITH AKEBIA THERAPEUTICS, INC.
Agreement and Plan of Merger
On June 28, 2018, we entered into an agreement and plan of merger, or the Merger Agreement, with Akebia and Merger Sub, pursuant to which we will combine our respective businesses through the merger of Merger Sub with and into us, with our Company continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Akebia. The Merger Agreement has been approved by our Board of Directors and the board of directors of Akebia.
At the effective time of the Merger, (i) each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (other than the shares that are held by Akebia, Merger Sub, any subsidiary of Akebia or us, or held by us as treasury shares) will be converted into and become 0.37433 fully paid and non-assessable shares of common stock of Akebia, $0.00001 par value per share, each, an Akebia Share, such that the pre-Merger stockholders of us and Akebia will each own approximately 50% of the voting power of the combined company upon the closing of the Merger, which we refer to as the Combined Company, based on each of the companies’ fully diluted market capitalizations as of signing and before taking into account the 4.0 million additional shares issuable to Baupost described below.
The Merger Agreement provides that, at the effective time of the Merger, each of our outstanding restricted shares issued under our equity incentive plans, which we refer to as Restricted Shares, other than those Restricted Shares that accelerate or lapse as a result of the Merger, will be canceled and converted into restricted stock unit awards of Akebia, the number of which will be adjusted in accordance with the terms of the Merger Agreement. Each of those Restricted Shares whose restrictions (including vesting) accelerate or lapse as a result of the Merger, will be canceled and converted into the right to receive 0.37433 Akebia Shares. In addition, each outstanding and unexercised option to acquire shares of our common stock granted under our equity incentive plans will be canceled and converted into an option to acquire Akebia Shares, with the number of shares and exercise price adjusted for the exchange ratio in accordance with the terms of the Merger Agreement.
The Combined Company is expected to have a board of directors consisting initially of nine directors, comprised of: (i) four directors designated by the current board of directors of Akebia, each of whom will be a director of Akebia immediately prior to the date of the Merger Agreement (and who will be reasonably acceptable to us), referred to as the Akebia Directors; (ii) four directors designated by our current Board of Directors, each of whom will be a director of ours immediately prior to the date of the Merger Agreement (and who will be reasonably acceptable to Akebia), referred to as the Keryx Directors; and (iii) one additional director to be designated by our Board of Directors, who will serve as the chairperson and be reasonably acceptable to Akebia, referred to as the Additional Director. Alternatively, the Keryx Directors may choose to select the chairperson from amongst the Keryx Directors, who will be reasonably acceptable to Akebia, and in such an event such Keryx Director will serve as chairperson and the Akebia Directors and the Keryx Directors will select the Additional Director, who will be a person not on either the board of directors of Akebia or our Board of Directors as of the date of the Merger Agreement.
We and Akebia each made certain representations and warranties, and agreed to certain covenants, in the Merger Agreement, including covenants by Akebia and us to conduct the respective businesses in the ordinary course during the period between the execution of the Merger Agreement and consummation of the Merger, to refrain from taking certain actions specified in the Merger Agreement and to use reasonable best efforts to cause the conditions of the Merger to be satisfied.
The consummation of the Merger is subject to customary closing conditions, including: (i) approval of the issuance of Akebia Shares in connection with the Merger by the affirmative vote of the majority of Akebia Shares cast at the Akebia shareholders’ meeting in favor of the issuance of Akebia Shares in connection with the Merger; (ii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of Keryx common stock entitled to vote thereon; (iii) the absence of any adverse law or order promulgated, entered, enforced, enacted or issued by any governmental entity that prohibits, restrains or makes illegal the consummation of the Merger; (iv) the Akebia Shares to be issued in the Merger being approved for listing on the Nasdaq Global Market; (v) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other material government approvals; (vi) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of us and Akebia contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement; and (vii) the absence of a material adverse effect with respect to each of us and Akebia. Akebia’s obligation to consummate the Merger is also subject to the conversion of the New Notes into shares of our common stock before the closing of the Merger pursuant to the Notes Conversion Agreement described below. We expect the Merger will be completed in the second half of 2018.

The Merger Agreement contains certain termination rights for both us and Akebia, including for the failure to consummate the Merger by December 28, 2018, the enactment, promulgation or issuance of any injunction, order or ruling which has become final and non-appealable and makes the consummation of the Merger illegal or otherwise prohibits consummation of the Merger, failure of either our stockholders or Akebia’s stockholders to approve the Merger and related transactions, or breaches of representations, warranties or covenants by a party that result in the failure of certain conditions to closing being satisfied. In addition, each of us and Akebia have the right to terminate the Merger Agreement in order to enter into a “Superior Proposal” (as defined in the Merger Agreement). Upon termination of the Merger Agreement under certain specified circumstances Akebia or we may be required to pay the other party a termination fee of $22.0 million.
Notes Conversion Transactions
In connection with the Merger, we entered into a Notes Conversion Agreement, or the Conversion Agreement, with Baupost and, with respect to certain sections only, Akebia. Pursuant to the terms of the Conversion Agreement, Baupost has agreed to convert the New Notes into the 35.6 million shares of our common stock into which the New Notes are currently convertible, immediately prior to the effective time of the Merger, conditioned upon our issuance to Baupost of an additional 4.0 million shares of our common stock.
NOTE 15 – SUBSEQUENT EVENTS
Entry Into A Material Definitive Agreement
On July 18, 2018, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, pursuant to which SVB made a revolving line of credit available to us in an aggregate amount of up to $40.0 million, or the Revolving Loan Facility. Availability under the Revolving Loan Facility is subject to a borrowing base comprised of eligible receivables and eligible inventory as set forth in the Loan and Security Agreement. Proceeds from the revolving line of credit may be used for working capital and general business purposes. The Revolving Loan Facility is secured by substantially all of our personal property other than intellectual property. The Revolving Loan Facility restricts our ability to grant any interest in our intellectual property other than certain permitted licenses and permitted encumbrances set forth in the Revolving Loan Facility.
The principal amount outstanding under the revolving line bears interest at a floating rate per annum equal to the greater of (i) 2.0% above the “prime rate,” as reported in The Wall Street Journal and (ii) 6.75%, which interest is payable monthly. Principal amounts borrowed under the revolving line of credit may be repaid and, prior to the maturity date, re-borrowed, subject to the terms and conditions set forth in the Revolving Loan Facility. The Revolving Loan Facility will mature on the date that is two years after the effective date of the Loan and Security Agreement. Upon entry into the Loan and Security Agreement (payable in installments and subject to certain conditions), and at the one year anniversary thereof, we must pay to SVB a fee equal to 1.00% of the Revolving Loan Facility. We are also required to pay on a quarterly basis a fee equal to 0.25% per annum of the average unused portion of the revolving line. We must pay a termination fee of 2.00% of the Revolving Loan Facility, if the revolving line is terminated prior to the maturity date, subject to certain exceptions.

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
On June 28, 2018, we entered into an agreement and plan of merger with Akebia Therapeutics, Inc., or Akebia, a Delaware corporation, and Alpha Therapeutics Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Akebia, or Merger Sub, pursuant to which we will combine our respective businesses through the merger of Merger Sub with and into us, with our company continuing after such merger as the surviving corporation and a wholly-owned subsidiary of Akebia, or the Merger. For additional details regarding the Merger, see Note 14 - Strategic Merger with Akebia Therapeutics, Inc. to our condensed consolidated financial statements included in this report.
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

Recent Developments
Agreement and Plan of Merger with Akebia Therapeutics, Inc.
On June 28, 2018, we entered into an agreement and plan of merger, or the Merger Agreement, with Akebia, and Merger Sub, pursuant to which we will combine our respective businesses through the merger of Merger Sub with and into us, with our company continuing after the merger as the surviving corporation and a wholly-owned subsidiary of Akebia. At the effective time of the Merger, (i) each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (other than the shares that are held by Akebia, Merger Sub, any subsidiary of Akebia or us, or held by us as treasury shares) will be converted into and become 0.37433 fully paid and non-assessable shares of common stock of Akebia, such that the pre-Merger stockholders of us and Akebia will each own approximately 50% of the voting power of the combined company upon the closing of the Merger, based on each of the companies’ fully diluted market capitalizations as of signing of the Merger Agreement and before taking into account the 4.0 million additional shares issuable to funds managed by Baupost Group Securities, L.L.C., or Baupost, described below.
In connection with the Merger, we entered into a Notes Conversion Agreement, or the Conversion Agreement, with Baupost and, with respect to certain sections only, Akebia. Pursuant to the terms of the Conversion Agreement, Baupost has agreed to convert the total outstanding amount of our $164.746 million of Convertible Senior Notes due 2021, or the New Notes, issued to Baupost in May 2018 into the 35.6 million shares of our common stock into which the New Notes are currently convertible, immediately prior to the effective time of the Merger, conditioned upon our issuance to Baupost of an additional 4.0 million shares of our common stock.
For more information about the Merger and the conversion of the New Notes in connection therewith, see Note 14 - Strategic Merger with Akebia Therapeutics, Inc. to our condensed consolidated financial statements included in this report.
Loan and Security Agreement with Silicon Valley Bank
On July 18, 2018, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, pursuant to which SVB made a revolving line of credit available to us in an aggregate amount of up to $40 million, or the Revolving Loan Facility. Availability under the Revolving Loan Facility is subject to a borrowing base comprised of eligible receivables and eligible inventory as set forth in the Loan and Security Agreement. Proceeds from the revolving line of credit may be used for working capital and general business purposes. The Revolving Loan Facility is secured by substantially all of our personal property other than intellectual property. For more information about the Revolving Loan Facility, see Note 15 - Subsequent Events to our condensed consolidated financial statements included in this report.
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

Our selling, general and administrative expenses consist primarily of salaries and related expenses, including stock-based compensation, for executive, finance, legal, sales, marketing, business development, pharmacovigilance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities, pre-commercial/commercial activities and facilities-related expenses.
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
The new revenue standards became effective for us on January 1, 2018 and were adopted using the modified retrospective method. The adoption of the new revenue standards did not have a material impact on our revenue recognition as the majority of our revenues continue to be recognized when the customer takes control of our product. However, the adoption of the new revenue standards did result in an adjustment to retained earnings (accumulated deficit) as of the adoption date of

$0.6 million related to our license revenue and related license expense. See Note 8 – License Agreements to our condensed consolidated financial statements included in this report for further discussion.
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
Product Revenue: We sell product to a limited number of major wholesalers, our Distributors, as well as certain specialty pharmacies, or collectively with our Distributors, our Customers. Our Distributors resell the product to retail pharmacies for purposes of filling patient prescriptions. In addition to agreements with Customers, we enter into arrangements with health care providers and payors that provide for government-mandated or privately-negotiated discounts and rebates with respect to the purchase of our product.
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
Product revenue reserves are classified as a reduction in product revenues and generally characterized in the following categories: trade allowances, rebates and chargebacks, product returns and other incentives. These reserves are based on estimates of the amounts earned or to be claimed on the related sale of product and are classified as either a reduction of accounts receivable or an accrued expense (current liability) on our consolidated balance sheets, depending on whether the consideration is paid to a direct customer or another third party with which we contract (e.g. provider or payor) and the method of payment. Our estimates of reserves for variable consideration typically utilize the most likely method and reflect our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Our product revenue reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the individual contracts. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.
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

RESULTS OF OPERATIONS
Three months ended June 30, 2018 and June 30, 2017
Net U.S. Auryxia Product Sales. For the three months ended June 30, 2018, we recognized $24.1 million in product sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks, as compared with $14.1 million for the three months ended June 30, 2017.

(in thousands)	Three months ended June 30, 2018	Percent of gross Auryxia product sales	Three months ended June 30, 2017	Percent of gross Auryxia product sales
Gross Auryxia product sales	$46,821		$26,029
Less provision for product sales allowances and accruals:
Trade allowances	4,957	11%	2,463	9%
Rebates, chargebacks and discounts	16,135	35%	8,784	34%
Product returns	572	1%	346	2%
Other incentives(1)	1,052	2%	320	1%
Total	22,716	49%	11,913	46%
Net U.S. Auryxia product sales	$24,105		$14,116

(1)	Includes co-pay assistance and voucher rebates.
Gross Auryxia product sales increased for the three months ended June 30, 2018 as compared to the same period in 2017 primarily as a result of an increase in patient prescriptions and related units sold, partially offset by a higher gross-to-net adjustment. Provisions for product sales allowances and accruals as a percentage of gross Auryxia product sales for the three months ended June 30, 2018 as compared to the same period in 2017 increased primarily as a result of a higher percentage of sales through Medicare Part D contracts that generally receive a larger rebate. Our gross-to-net adjustments may fluctuate depending on our mix of business between Medicare Part D and commercial payers as well as the portion of our business coming from the use of Auryxia as a treatment for hyperphosphatemia as compared to the portion of our business coming from the use of Auryxia as a treatment for iron deficiency anemia.
We recognize revenue when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer.
License Revenue. For the three months ended June 30, 2018 and 2017, we recognized $1.6 million and $1.0 million, respectively, in license revenue on royalty payments from sales of Riona in Japan. In accordance with the new revenue standards, license revenue for the three months ended June 30, 2018 was recorded based on an estimate of net sales of Riona in Japan during the three months ended June 30, 2018, as compared to license revenue for the three months ended June 30, 2017 which was based on net sales of Riona in Japan one quarter in arrears.
We are not currently marketing Fexeric in the European Union and do not intend to commercialize Fexeric in the European Union on our own. Additionally, we have not been successful in finding a suitable commercialization partner for Fexeric in the European Union to date. As a result, we do not expect to receive license revenue, or any other form of revenue, from our rights to Fexeric.
Cost of Goods Sold. For the three months ended June 30, 2018, we recognized $7.4 million in cost of goods sold, as compared to $4.4 million for the three months ended June 30, 2017. This increase was primarily due to additional units sold in the 2018 period as compared to the 2017 period and an increase of $0.9 million in inventory write-offs in the 2018 period as compared to the 2017 period.
License Expense. For the three months ended June 30, 2018, we recognized $1.0 million in license expense related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan as compared to $0.6 million for the three months ended June 30, 2017. The increase was due to an increase in license revenue recorded in the 2018 period as compared to the 2017 period.

Research and Development Expenses. Research and development expenses decreased by $0.2 million to $8.8 million for the three months ended June 30, 2018, as compared to $9.0 million for the three months ended June 30, 2017. The decrease in research and development expenses was primarily due to a decrease in process development-related manufacturing costs in the 2018 period, partially offset by an increase in clinical trial costs. We expect our quarterly research and development expenses will increase slightly for the remainder of 2018 as compared to the three months ended June 30, 2018, due to continued process development-related manufacturing costs, as well as clinical trial costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.7 million to $28.7 million for the three months ended June 30, 2018, as compared to $25.0 million for the three months ended June 30, 2017. The increase was primarily due to business development and legal expenses related to our proposed merger with Akebia as well as costs related to the launch of Auryxia for the treatment of iron deficiency anemia in adults with CKD, not on dialysis. We expect our quarterly selling, general and administrative costs to remain relatively consistent for the remainder of 2018 as compared to the three months ended June 30, 2018.
Other income (expense) net. For the three months ended June 30, 2018 and June 30, 2017, we recognized $0.1 million in expense and $0.3 million in income, respectively, in other income (expense), net.
Income Tax (Benefit) Expense. Income tax (benefit) expense for the three months ended June 30, 2018 was zero as compared to $20,000 expense for the three months ended June 30, 2017.
Six months ended June 30, 2018 and June 30, 2017
Net U.S. Auryxia Product Sales. For the six months ended June 30, 2018, we recognized $44.7 million in product sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks, as compared with $24.6 million for the six months ended June 30, 2017.

(in thousands)	Six months ended June 30, 2018	Percent of gross Auryxia product sales	Six months ended June 30, 2017	Percent of gross Auryxia product sales
Gross Auryxia product sales	$87,960		$43,983
Less provision for product sales allowances and accruals:
Trade allowances	9,140	10%	4,228	9%
Rebates, chargebacks and discounts	30,928	35%	14,114	32%
Product returns	736	1%	278	1%
Other incentives(1)	2,429	3%	742	2%
Total	43,233	49%	19,362	44%
Net U.S. Auryxia product sales	$44,727		$24,621

(1)	Includes co-pay assistance and voucher rebates.
Gross Auryxia product sales increased for the six months ended June 30, 2018 as compared to the same period in 2017 primarily as a result of an increase in patient prescriptions and related units sold, partially offset by a higher gross-to-net adjustment. Provisions for product sales allowances and accruals as a percentage of gross Auryxia product sales for the six months ended June 30, 2018 as compared to the same period in 2017 increased primarily as a result of a higher percentage of sales through Medicare Part D contracts that generally receive a larger rebate.
License Revenue. For the six months ended June 30, 2018 and 2017, we recognized $2.8 million and $2.3 million, respectively, in license revenue on royalty payments from sales of Riona in Japan. In accordance with the new revenue standards, license revenue for the six months ended June 30, 2018 was recorded based on an estimate of net sales of Riona in Japan during the six months ended June 30, 2018, as compared to license revenue for the six months ended June 30, 2017 which was based on net sales of Riona in Japan one quarter in arrears.
Cost of Goods Sold. For the six months ended June 30, 2018, we recognized $17.0 million in cost of goods sold, as compared to $8.7 million for the six months ended June 30, 2017. This increase was primarily due to additional units sold in the 2018 period as compared to the 2017 period and an increase of $4.8 million in inventory write-offs in the 2018 period as compared to the 2017 period.

License Expense. For the six months ended June 30, 2018, we recognized $1.7 million in license expense related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan as compared to $1.4 million for the six months ended June 30, 2017. The increase was due to an increase in license revenue recorded in the 2018 period as compared to the 2017 period.
Research and Development Expenses. Research and development expenses increased by $1.4 million to $17.2 million for the six months ended June 30, 2018, as compared to $15.8 million for the six months ended June 30, 2017. The increase in research and development expenses was primarily due to an increase in clinical trial costs, partially offset by a decrease in filing fees related to our submission of a supplemental new drug application in the 2017 period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.5 million to $54.5 million for the six months ended June 30, 2018, as compared to $48.1 million for the six months ended June 30, 2017. The increase was primarily due to business development and legal expenses related to our proposed merger with Akebia as well as costs related to the launch of Auryxia for the treatment of iron deficiency anemia in adults with CKD, not on dialysis.
Other income (expense), net. For the six months ended June 30, 2018 and June 30, 2017, we recognized $0.2 million and $0.5 million in income, respectively, in other income (expense), net.
Income Tax (Benefit) Expense. Income tax (benefit) expense for the six months ended June 30, 2018 was $0.6 million (benefit) as compared to $20,000 expense for the six months ended June 30, 2017. The net income tax benefit recognized in 2018 relates to tax reform that was signed into law at the end of 2017, which allows for net operating losses generated after January 1, 2018 to be used indefinitely, which were used to offset the previously recorded net deferred tax liability, resulting in a corresponding income tax benefit.
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
On July 18, 2018, we entered into a Loan and Security Agreement with SVB, pursuant to which SVB made a revolving line of credit available to us in an aggregate amount of up to $40 million. Availability under the Revolving Loan Facility is subject to a borrowing base comprised of eligible receivables and eligible inventory as set forth in the Loan and Security Agreement. Proceeds from the revolving line of credit may be used for working capital and general business purposes. The Revolving Loan Facility is secured by substantially all of our personal property other than intellectual property. For more information about the Revolving Loan Facility, see Note 15 - Subsequent Events to our condensed consolidated financial statements included in this report.
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
In October 2015, we completed the sale of $125 million of Convertible Senior Notes due 2020, or the Old Notes, to funds managed by Baupost. See Note 10 – Debt to our condensed consolidated financial statements included in this report for a description of the Old Notes. On May 8, 2018, we entered into a Notes Exchange Agreement, or the Notes Exchange Agreement, with funds managed by Baupost pursuant to which, on May 9, 2018, we issued $164.746 million of the New Notes, to Baupost in exchange for (a) the Old Notes and (b) an additional investment of $10 million in cash. See Note 10– Debt to our condensed consolidated financial statements included in this report for a description of the New Notes. On May 9, 2018, we also entered into a Registration Rights Agreement with the purchaser of the New Notes, or the New Registration Rights Agreement, on substantially similar terms as the registration rights agreement we entered into with the same purchaser of the Old Notes, pursuant to which we agreed to (i) file a registration statement with the SEC covering the resale of the New Notes and the underlying common stock which the New Notes are convertible into upon the written request of Baupost, and (ii) use commercially reasonable efforts, subject to receipt of necessary information from all the purchasers of the New Notes, to cause the SEC to declare such resale registration statement effective. Further, the New Registration Rights Agreement permits Baupost to demand from time to time that we file a shelf Registration Statement pursuant to Rule 415 of the Securities Act from which any number of shelf takedowns may be conducted upon written request from Baupost. In addition, the New Registration Rights Agreement provides Baupost certain piggyback registration rights.
As of June 30, 2018, we had $49.5 million in cash and cash equivalents, as compared to $93.5 million in cash and cash equivalents at December 31, 2017, representing a decrease of $44.0 million. The decrease in cash and cash equivalents was primarily due to cash used to fund operations.
We believe that our existing cash and cash equivalents will be sufficient to fund our current and planned operations into the first quarter of 2019. To fund our operations beyond that time, we will need to either complete the proposed merger with Akebia Therapeutics, Inc. announced on June 28, 2018, utilize the remaining available capacity, if any, under the asset-based revolving credit facility that we entered in July 2018, and/or raise additional capital through the issuance of common stock or other securities. The actual amount of cash that we will need to execute our current business objectives is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia, the timing and magnitude of cash received from product sales, the timing and expenditures associated with the build-up of inventory and capacity expansion, and the timing, design and conduct of any further clinical trials for ferric citrate. As a result of these factors, we will need to seek additional financing to provide the cash necessary to execute our current operations, including working capital needs. Our capital raising activities may include, but may not be limited to, one or more of the following: the issuance of common stock or other securities via private placement or public offerings, including the potential future sales of our common stock under the Sales Agreement; the issuance of debt, including the asset-based credit facility with SVB; or possible business combinations, such as the proposed merger with Akebia Therapeutics, Inc. In addition, although we secured an up to $40.0 million revolving loan facility from SVB in July 2018, the borrowing base we may utilize at any one time under this facility or any other asset-based credit facility, if successfully entered into, may be significantly lower than the total commitment under any such facility. Additionally, while we may seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. Additional equity financings may be dilutive to our stockholders; and debt financing, if available may involve significant cash payment obligations and covenants that restrict our ability to operate as a business. For a detailed discussion regarding the risks and uncertainties related to our liquidity and capital resources, please refer to our Risk Factor, “Our existing capital resources may not be adequate to finance our operating cash requirements for the length of time that we have estimated.”
Net cash used in operating activities for the six months ended June 30, 2018 was $54.8 million as compared to $44.2 million net cash used in operating activities for the same period in 2017. This increase in net cash used in operating activities was primarily related to an increase in cash outflows arising from changes in our operating assets and liabilities, in particular purchases of inventory, partially offset by a decrease in our net loss after non-cash adjustments.
Net cash used in investing activities for the six months ended June 30, 2018 was $0.1 million as compared to $0.4 million net cash used in investing activities for the same period in 2017. The net cash used in investing activities for the six months ended June 30, 2018 and 2017 relates to purchases of property, plant and equipment.
Net cash provided by financing activities for the six months ended June 30, 2018 was $10.8 million as compared to $73.3 million for the same period in 2017. This decrease in net cash provided by financing activities was primarily related to net proceeds of $73.1 million from the issuance of common stock under the Sales Agreement in 2017, partially offset by proceeds of $10.0 million received in connection with the New Notes in the 2018 period.

OBLIGATIONS AND COMMITMENTS
As of June 30, 2018, our contractual obligations and commitments primarily consist of our obligations under non-cancelable leases, the New Notes, and various agreements with third parties, including selling, general and administrative, research and development and manufacturing agreements.
The following table summarizes our contractual obligations as of June 30, 2018. The table does not reflect our obligations under the Revolving Loan Facility entered into with SVB in July 2018.

(in thousands)	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Convertible senior notes	130,088	—	130,088	—
Facility lease	7,892	1,642	3,365	2,885
Purchase commitments	124,775	$39,556	64,213	21,006
Total	$262,755	$41,198	$197,666	$23,891
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
Royalty and Contingent Milestone Payments
Under the license agreement with Panion & BF Biotech, Inc., or Panion, we acquired the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and marketing of ferric citrate. As of June 30, 2018, we have paid an aggregate of $11.6 million of milestone payments to Panion. In addition, Panion is eligible to receive royalty payments based on a mid-single digit percentage of net sales of Auryxia in the United States and of Riona in Japan. We record royalties on net sales of Auryxia in cost of goods sold and royalties on net sales of Riona in license expense.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of June 30, 2018, our portfolio of financial instruments consists of cash equivalents, which includes money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

EQUITY PRICE RISK
The New Notes include conversion provisions that are based on the price of our common stock at conversion or at maturity of the New Notes. The fair values of the New Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of June 30, 2018, management carried out, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
We have a limited operating history as a commercial-stage company. You should consider our prospects in light of the risks and difficulties frequently encountered by early commercial-stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2018, we had an accumulated deficit of $1.0 billion. As we continue our research and development and commercial efforts, we may incur increasing losses. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from our drug. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain any additional regulatory approvals that we may seek for our drug, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug.
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
As of June 30, 2018, we had 196 full and part-time employees. To successfully develop and commercialize our drug and any drug candidates we may in-license or acquire, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel our ability to continue to execute on our business plan could be materially impaired.
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
Although we have employment agreements with Ms. Morrison and employment agreements and retention bonus award agreements with the other members of our executive management team, John F. Neylan, M.D., Scott Holmes and Christine Carberry, these agreements do not prevent them from terminating their employment with us.

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
We believe that our existing cash and cash equivalents will be sufficient to fund our current and planned operations into the first quarter of 2019. To fund our operations beyond that time, we will need to either complete the proposed merger with Akebia Therapeutics, Inc. announced on June 28, 2018, utilize the remaining available capacity, if any, under the asset-based revolving credit facility that we entered in July 2018, and/or raise additional capital through the issuance of common stock or other securities. The actual amount of cash that we will need to execute our current business objectives is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia, the timing and magnitude of cash received from product sales, the timing and expenditures associated with the build-up of inventory and capacity expansion, and the timing, design and conduct of any further clinical trials for ferric citrate. As a result of these factors, we will need to seek additional financing to provide the cash necessary to execute our current operations, including working capital needs. Our capital raising activities may include, but may not be limited to, one or more of the following: the issuance of common stock or other securities via private placement or public offerings, including the potential future sales of our common stock under our Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald; the issuance of debt, including the asset-based credit facility with SVB; or possible business combinations, such as the proposed merger with Akebia Therapeutics, Inc. In addition, although we secured an up to $40.0 million revolving loan facility from SVB in July 2018, the borrowing base we may utilize at any one time under this facility or any other asset-based credit facility, if successfully entered into, may be significantly lower than the total commitment under any such facility. Additionally, while we may seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. Additional equity financings may be dilutive to our stockholders; and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business.
Our forecast of the period of time through which our existing capital resources will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	our ability to successfully market Auryxia as a drug for adults with CKD on dialysis and for the treatment of iron deficiency anemia in adults with CKD, not on dialysis;

•	the timing and expenditures associated with commercial activities related to Auryxia and the timing and magnitude of cash received from product sales;

•	the timing and expenditures associated with the build-up of inventory and capacity expansion;

•	our ability to continue to supply Auryxia to the market without interruption;

•	our ability to continue to grow Auryxia product sales following the resupply of Auryxia to the market following the 2016 interruption in its supply;

•	the timing, design and conduct of, and results from, clinical trials that we may conduct;

•	the timing of expenses associated with manufacturing and product development of Auryxia and those proprietary drug candidates that may be in-licensed, partnered or acquired;

•	the timing of the in-licensing, partnering and acquisition of new product opportunities;

•	the timing and expenditures associated with commercial activities, if any. related to Fexeric in Europe and other expenses incurred in connection with our Fexeric marketing rights in Europe;

•	the progress of the development efforts of parties with whom we have entered, or may enter, into research and development agreements;

•	our ability to achieve our milestones under our licensing arrangement;

•	the timing and expenses associated with capital expenditures to expand our manufacturing capabilities;

•	the timing and expenses associated with building our own commercial infrastructure to manufacture, market and sell our drug and those that may be in-licensed, partnered or acquired; and

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
If we raise additional funds by selling additional shares of our capital stock, including pursuant to our Sales Agreement with Cantor Fitzgerald, the ownership interests of our stockholders will be diluted. If we need to raise additional funds through the sale or license of our intellectual property, we may be unable to do so on terms favorable to us, if at all.

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

As of June 30, 2018, Baupost beneficially owns approximately 21% of our issued and outstanding common stock. If Baupost converts all of the $164.7 million of Convertible Senior Notes due 2021 issued in May 2018, or the New Notes, into shares of our common stock pursuant to their terms, not including the additional 4.0 million shares that may be issuable under the Notes Conversion Agreement we entered into with Baupost on June 28, 2018 in connection with the proposed merger with Akebia Therapeutics Inc., Baupost would beneficially own approximately 39% of our issued and outstanding common stock. Baupost, through its equity interests, may have significant influence over matters submitted to our stockholders for approval and other corporate actions, such as:

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
In October 2015, we raised $125 million through the private placement of Convertible Senior Notes due 2020, or the Old Notes, with funds managed by Baupost. The Old Notes matured in October 2020 and were convertible into approximately 33,422,460 shares of our common stock in accordance with their terms. On May 9, 2018, we issued $164.7 million of New Notes to a fund managed by Baupost in exchange for the Old Notes and an additional $10 million in cash. The zero-coupon New Notes will mature in October 2021. We do not have the right to redeem the New Notes prior to maturity. The conversion price of the New Notes is equal to $4.63 per share, the closing price of our common stock on the day prior entering into the notes exchange agreement on May 8, 2018, subject to certain adjustments under the terms of the New Notes. As a result, the principal amount of the New Notes issued in connection with the exchange of the Old Notes initially converts into approximately the same number of shares (33.4 million) into which the Old Notes were convertible and the principal amount of the New Notes issued in connection with the additional $10 million investment initially converts into an additional approximately 2.2 million shares.
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
Risks related to our strategic merger with Akebia Therapeutics, Inc.
In addition to the risks set forth above, our proposed strategic merger with Akebia Therapeutics, Inc, or Akebia, present the following additional risks to our business and operations.
Our merger with Akebia is subject to various closing conditions, including governmental approvals, and other uncertainties and there can be no assurances as to whether and when it may be completed.
On June 28, 2018, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Akebia and Alpha Therapeutics Merger Sub, Inc., or Merger Sub, pursuant to which the Merger Sub will merge with and into us, with our company surviving as a wholly-owned subsidiary of Akebia, or the merger. The consummation of the merger is subject to customary closing conditions and a number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, (i) the effectiveness of the registration statement on Form S-4 to be filed with the SEC with respect to the shares of common stock of Akebia to be issued pursuant to the merger; (ii) the approval of the Merger Agreement by our stockholders; (iii) the approval of the issuance of Akebia common stock in connection with the merger by Akebia's stockholders; (iv) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Clearance; and (v) the absence of any law, regulation or order that has the effect of making the merger illegal or otherwise preventing the consummation of the merger. It is also possible that a change, event, fact, effect or circumstance could occur that could lead to a material adverse effect to us, which may give Akebia the ability to not complete the merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise.
If the merger does not receive, or timely receive, the required stockholder approvals, or HSR Clearance, or if another event occurs delaying or preventing the merger, such delay or failure to complete the merger may cause uncertainty or other negative consequences that may materially and adversely affect our sales, financial performance and operating results, and the price per share for our common stock and perceived acquisition value.
Additionally, if the merger is not completed for any reason, the market price of our common stock may decline. Furthermore, we will be required to pay certain costs relating to the merger, whether or not it is completed, such as significant fees and expenses relating to legal, accounting and printing services. In addition, we could be subject to litigation related to any failure to complete the merger. If it is not completed, these risks may materially and adversely affect our stock price, operating results and ongoing business.
Further, we and our directors and Akebia could become subject to lawsuits relating to the merger that may be filed. While we intend to defend against any such actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Akebia and these costs could require us to use available cash that would have otherwise been available for general corporate purposes.
If the Merger Agreement is terminated, in certain circumstances, we would be required to pay Akebia a termination fee of $22.0 million. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes. In addition, the failure to complete the merger may negatively impact our ability to raise additional funds on acceptable terms, or at all. For these and other reasons, a failed merger could materially and adversely affect our business, operating results or financial condition, which in turn would materially and adversely affect our business or financial condition, the price per share of our common stock or our perceived acquisition value.

While the merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operations and the future of our business or result in a loss of employees.
The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the merger, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Akebia’s prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. The pendency of the merger may also divert management’s attention and our resources from ongoing business and operations. Our employees and partners may have uncertainties about the effects of the merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the merger is completed. In addition, whether or not the merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed merger, which may materially and adversely affect our business results and financial condition.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished as part of this report:

Exhibit Number	Exhibit Description

2.1*
Agreement and Plan of Merger, dated as of June 28, 2018, by and among Akebia Therapeutics, Inc., Alpha Therapeutics Merger Sub Inc. and Keryx Biopharmaceuticals, Inc., filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on June 28, 2018 (File No. 000-30929), and incorporated herein by reference.

3.1
Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc. adopted on December 13, 2017, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 19, 2017 (File No. 000-30929), and incorporated herein by reference.

3.2
Amendment to Amended and Restated Bylaws of Keryx Biopharmaceuticals, Inc., dated June 27, 2018, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 28, 2018 (File No. 000-30929), and incorporated herein by reference.

10.1
Notes Exchange Agreement dated as of May 8, 2018, between Keryx Biopharmaceuticals, Inc. and Baupost Group Securities, L.L.C., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 10, 2018 (File No. 000-30929), and incorporated herein by reference.

10.2
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

10.4
Notes Conversion Agreement, dated as of June 28, 2018, by and among Keryx Biopharmaceuticals, Inc., Baupost Group Securities, L.L.C. and, with respect to certain sections only, Akebia Therapeutics, Inc., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 28, 2018 (File No. 000-30929), and incorporated herein by reference.

10.5†
Keryx Biopharmaceuticals, Inc. 2018 Equity Incentive Plan, filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on June 29, 2018 (File No. 333-226005), and incorporated herein by reference.

10.6!	Amendment No. 1 to the Product Manufacture and Supply and Facility Construction Agreement, dated May 5, 2018, by and between Keryx Biopharmaceuticals, Inc. and BioVectra Inc.

10.7†
Employment Agreement with Jodie Morrison dated May 10, 2018, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 10, 2018 (File No. 000-30929), and incorporated herein by reference.

10.8†	Retention Bonus Award Agreement with Scott A. Holmes dated May 1, 2018.

10.9†	Retention Bonus Award Agreement with John F. Neylan dated May 1, 2018.

10.10†	Retention Bonus Award Agreement with Christine Carberry dated May 1, 2018.

10.11†	Separation Agreement with Gregory P. Madison, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 15, 2018 (File No. 000-30929), and incorporated herein by reference.

10.12!
Loan and Security Agreement dated July 18, 2018, between Keryx Biopharmaceuticals, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 20, 2018 (File No. 000-30929), and incorporated herein by reference.

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2018

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2018

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2018

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2018

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

! † *
Confidential treatment has been granted or is being sought with respect to the omitted portions of this exhibit.
Indicates management contract or compensatory plan or arrangement.
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC, provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: August 9, 2018	By:	/s/ Scott A. Holmes
Scott A. Holmes Chief Financial Officer Principal Financial and Accounting Officer