Form 10-Q
period 2018-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2018-11-08
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
There were 102,375,926 shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2018.

KERYX BIOPHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

•
expectations regarding our commercialization of Fexeric® (ferric citrate coordination complex) in the European market or otherwise create value from our European rights as well as with respect to the European approval of Fexeric, including expectations with respect to our arrangements with Panion & BF Biotech, Inc. with respect to Fexeric in Europe;

•	expectations for generating revenue, producing positive cash flow or becoming profitable on a sustained basis;

•	expectations for our mix of business between private commercial payers and government-sponsored plans and reimbursement coverage for Auryxia;

•	estimates of the sufficiency of our existing cash and cash equivalents to finance our operating requirements;

•	expectations regarding future financing needs and financing sources, including regarding asset-based credit facilities;

•	expected losses;

•	expectations for future capital requirements;

•	expectations for increases or decreases in expenses;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Keryx Biopharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$41,146	$93,526
Inventory	58,736	28,695
Accounts receivable, net	14,606	8,146
Other current assets	11,924	11,199
Total current assets	126,412	141,566
Property, plant and equipment, net	3,846	4,521
Goodwill	3,208	3,208
Other assets, net	18,318	9,577
Total assets	$151,784	$158,872
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$56,691	$45,031
Deferred lease incentive, current portion	244	244
Other current liabilities	165	145
Total current liabilities	57,100	45,420
Convertible senior notes	132,302	125,000
Loans payable	15,000	—
Deferred lease incentive, net of current portion	834	1,018
Deferred tax liability	—	635
Other liabilities	767	894
Total liabilities	206,003	172,967
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value per share (5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, $0.001 par value per share (230,000,000 shares authorized, 120,464,712 and 119,272,304 shares issued, 120,384,764 and 119,192,356 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	120	119
Additional paid-in capital	1,004,349	984,681
Treasury stock, at cost, 79,948 shares	(357)	(357)
Accumulated deficit	(1,058,331)	(998,538)
Total stockholders’ deficit	(54,219)	(14,095)
Total liabilities and stockholders’ deficit	$151,784	$158,872
The accompanying notes are an integral part of these condensed consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Net U.S. Auryxia product sales	$26,590	$13,597	$71,317	$38,218
License revenue	1,446	1,399	4,219	3,741
Total revenues	28,036	14,996	75,536	41,959
Costs and expenses:
Cost of goods sold	7,506	5,856	24,535	14,508
License expense	867	838	2,531	2,244
Research and development	7,896	9,275	25,058	25,051
Selling, general and administrative	26,453	22,746	81,001	70,835
Total costs and expenses	42,722	38,715	133,125	112,638
Operating loss	(14,686)	(23,719)	(57,589)	(70,679)
Other income (expense):
Amortization of debt discount	(2,214)	—	(3,530)	(62,965)
Other income (expense), net	(95)	241	76	693
Total other income (expense)	(2,309)	241	(3,454)	(62,272)
Loss before income taxes	(16,995)	(23,478)	(61,043)	(132,951)
Income tax expense (benefit)	—	20	(634)	60
Net loss	$(16,995)	$(23,498)	$(60,409)	$(133,011)
Basic and diluted net loss per common share	$(0.14)	$(0.20)	$(0.50)	$(1.18)
Weighted average shares used in computing basic and diluted net loss per common share	120,432,827	118,992,825	120,245,049	112,928,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keryx Biopharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(60,409)	$(133,011)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock-based compensation expense	12,517	10,707
Amortization of debt discount	3,530	62,965
Change in fair value of derivative liability	—	(225)
Depreciation and amortization	727	689
Amortization of deferred lease incentive	(184)	(184)
Write-down of inventory to net realizable value	7,081	1,671
Deferred income taxes	(635)	60
Changes in operating assets and liabilities:
Other current assets	816	(12,382)
Accounts receivable, net	(6,460)	(3,962)
Inventory	(36,721)	(11,845)
Other assets	(8,741)	(27)
Other current liabilities	20	21
Accounts payable and accrued expenses	10,408	12,318
Other liabilities	(127)	(108)
Net cash used in operating activities	(78,178)	(73,313)
Cash flows from investing activities
Purchases of property, plant and equipment	(52)	(1,176)
Net cash used in investing activities	(52)	(1,176)
Cash flows from financing activities
Proceeds from issuance of common stock, net of commission	—	75,722
Proceeds from issuance of convertible senior notes	10,000	—
Proceeds from issuance of loans payable	15,000	—
Payments for common stock issuance costs	—	(102)
Proceeds from exercise of stock options	850	1,058
Net cash provided by financing activities	25,850	76,678
Net (decrease) increase in cash and cash equivalents	(52,380)	2,189
Cash and cash equivalents at beginning of the period	93,526	111,810
Cash and cash equivalents at end of the period	$41,146	$113,999
Non-cash financing activities:
Change in fair value of conversion feature recorded as debt discount	$6,228	$—
Reclassification of derivative liability to equity	$—	$62,735
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
On June 28, 2018, we entered into an agreement and plan of merger with Akebia Therapeutics, Inc., or Akebia, a Delaware corporation, and Alpha Therapeutics Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Akebia, or Merger Sub, which was amended on October 1, 2018, pursuant to which we will combine our respective businesses through the merger of Merger Sub with and into us, with our company continuing after such merger as the surviving corporation and a wholly-owned subsidiary of Akebia, or the Merger. For additional details regarding the Merger, see Note 14 - Strategic Merger with Akebia Therapeutics, Inc.
NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of these interim financial statements have been included. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.
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

Revenue Recognition
Effective January 1, 2018, we adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective transition method. Under this transition method, we will not revise our consolidated financial statements for the years ended December 31, 2017 and 2016, and applicable interim periods within those years. Disclosure will be provided to show the impact to the consolidated financial statements, if any, as if ASU No. 2014-09 had been effective for those periods.
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
Our U.S. Auryxia product sales for the three and nine months ended September 30, 2018 and 2017 were offset by provisions for allowances and accruals as set forth in the tables below.

(in thousands)	Three months ended September 30, 2018	Percent of gross Auryxia product sales	Three months ended September 30, 2017	Percent of gross Auryxia product sales
Gross Auryxia product sales	$53,496		$30,620
Less provision for product sales allowances and accruals:
Trade allowances	5,557	10%	2,894	9%
Rebates, chargebacks and discounts	19,328	36%	13,251	43%
Product returns	808	2%	592	3%
Other incentives(1)	1,213	2%	286	1%
Total	26,906	50%	17,023	56%
Net U.S. Auryxia product sales	$26,590		$13,597

(1)	Includes co-pay assistance for the 2018 period and co-pay assistance and voucher rebates for the 2017 period.

(in thousands)	Nine months ended September 30, 2018	Percent of gross Auryxia product sales	Nine months ended September 30, 2017	Percent of gross Auryxia product sales
Gross Auryxia product sales	$141,456		$74,603
Less provision for product sales allowances and accruals:
Trade allowances	14,696	10%	7,122	10%
Rebates, chargebacks and discounts	50,256	36%	27,365	37%
Product returns	1,544	1%	870	1%
Other incentives(1)	3,643	3%	1,028	1%
Total	70,139	50%	36,385	49%
Net U.S. Auryxia product sales	$71,317		$38,218

(1)	Includes co-pay assistance for the 2018 period and co-pay assistance and voucher rebates for the 2017 period.

Basic and Diluted Net Loss Per Common Share
Basic net loss per share is computed by dividing the losses allocable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the effect of shares of common stock to be issued upon the exercise of stock options, as their inclusion would be anti-dilutive.

The following table presents amounts that were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

(in thousands)	September 30, 2018	September 30, 2017
Options to purchase common stock	10,726	12,135
Shares issuable upon conversion of convertible senior notes	35,582	33,422
Shares issuable under Notes Conversion Agreement(1)	4,000	—
	50,308	45,557
(1) See Note 14 - Strategic Merger with Akebia Therapeutics, Inc.
Concentrations of Credit Risk
We do not have significant off-balance sheet risk or credit risk concentrations. We maintain our cash and cash equivalents with multiple financial institutions. As of September 30, 2018, approximately $30.9 million of our total $41.1 million cash and cash equivalents balance was invested in institutional money market funds. See Note 3 – Fair Value Measurements.
Our accounts receivable, net at September 30, 2018 and December 31, 2017 represent amounts due to us from our Customers. We perform ongoing credit evaluations of our Customers and generally do not require collateral. The following table sets forth Customers who represented 10% or more of our total accounts receivable, net as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
McKesson Corporation	33%	17%
Cardinal Health, Inc.	31%	25%
AmerisourceBergen Drug Corporation	28%	20%
Fresenius Medical Care Rx	5%	34%
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or the FASB, or other standard setting bodies that we adopt as of the specified effective date.
Adopted Standards
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
The FASB has subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. We adopted these amendments with ASU No. 2014-09, or collectively, the new revenue standards.

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
Standards Not Yet Effective
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019 and is required to be applied using a modified retrospective transition approach with application of the new guidance for all periods presented, with certain practical expedients available pursuant to ASU No. 2018-10, Codification Improvements to Topic 842, Leases, issued in July 2018. The FASB also issued ASU No. 2016-11, Leases (Topic 842): Targeted Improvements, in July 2018 which provides an additional transition method to adopt the new leasing standard. Under this new transition method, an entity initially applies the new leasing standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption but will continue to report comparative periods under existing guidance. We are in the final stages of reviewing contracts with our contract manufacturers to determine whether these agreements contain any potential embedded leases. Although our assessment is not complete, we currently expect the adoption of this guidance to result in the addition of material balances of leased assets and corresponding lease liabilities to our consolidated balance sheets, primarily related to our lease of office space. We do not currently expect a material impact to our consolidated statements of operations as a result of this standard.
NOTE 3 – FAIR VALUE MEASUREMENTS
The following table provides the fair value measurements of applicable financial assets as of September 30, 2018 and December 31, 2017:

	Financial assets at fair value as of September 30, 2018			Financial assets at fair value as of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$30,896	$—	$—	$1,895	$—	$—
Total assets	$30,896	$—	$—	$1,895	$—	$—

(1)
Cash equivalents as of September 30, 2018 and December 31, 2017 consisted of institutional money market funds. The carrying value of our money market funds approximates fair value due to their short-term maturities.

Debt
In October 2015, we issued $125 million in Convertible Senior Notes, due 2020, or the Old Notes, in a private financing to funds managed by Baupost Group Securities, L.L.C., or Baupost. On May 8, 2018, we entered into a Notes Exchange Agreement, or the Notes Exchange Agreement, with funds managed by Baupost pursuant to which, on May 9, 2018, we issued $164.746 million of Convertible Senior Notes due 2021, or the New Notes, to Baupost in exchange for (a) the Old Notes, and (b) an additional investment of $10.0 million in cash. As of December 31, 2017, the fair value of the Old Notes was $155.4 million and, as of September 30, 2018, the fair value of the New Notes was $121.0 million, not including the additional 4.0 million shares that may be issued under the Notes Conversion Agreement, which in each case differs from their carrying value. The fair value of these notes is influenced by our stock price and stock price volatility. See Note 10 – Debt and Note 14 – Strategic Merger with Akebia Therapeutics, Inc. for additional information on our debt obligations.

NOTE 4 – INVENTORY
Inventory consists of the following at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Raw materials	$1,947	$469
Work in process	51,299	25,160
Finished goods	5,490	3,066
Total inventory	$58,736	$28,695
We wrote off approximately $1.8 million and $1.1 million of inventory that was determined to no longer be suitable for commercial manufacture, which was recorded to cost of goods sold during the three months ended September 30, 2018 and September 30, 2017, respectively, and $7.1 million and $1.7 million during the nine months ended September 30, 2018 and September 30, 2017, respectively.
NOTE 5 – OTHER ASSETS
Other current assets
Other current assets consisted of the following at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Prepaid manufacturing costs	$6,505	$7,646
Prepaid selling, general and administrative expenses	4,607	2,265
Prepaid research and development expenses	812	1,288
Total other current assets	$11,924	$11,199
Prepaid manufacturing costs as of September 30, 2018 and December 31, 2017 primarily relate to upfront payments to our contract manufacturers related to 2018 production of inventory.
Other assets, net
Other assets, net consisted of the following at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Deferred manufacturing costs	$16,069	$7,338
Deposits	1,109	1,099
Long-term prepaid manufacturing costs	1,000	1,000
Deferred registration fees	140	140
Total other long-term assets	$18,318	$9,577
Deferred manufacturing costs consisted of amounts paid or payable under contract manufacturing agreements, including $10.0 million and $5.0 million in milestones related to a facility construction agreement as of September 30, 2018 and December 31, 2017, respectively, and $2.6 million and $2.3 million in product premiums paid or payable by us to our contract manufacturer as of September 30, 2018 and December 31, 2017, respectively. We capitalize certain expenses as deferred costs related to agreements with contract manufacturers in connection with the facility expansion activities. These costs will be capitalized as other assets as incurred and will begin to be expensed at such time that we begin to receive product from the newly-constructed or expanded facilities. These costs will be expensed to cost of goods sold ratably over the relevant supply periods based on anticipated product to be received from the facilities. At September 30, 2018 and December 31, 2017, $5.2 million and $7.3 million, respectively, included in deferred manufacturing costs were also recorded as a liability on our consolidated balance sheets as they had not yet been paid.

NOTE 6 – STOCKHOLDERS’ DEFICIT
Change in Stockholders’ Deficit
Total stockholders’ deficit was $54.2 million at September 30, 2018, which is an increase of $40.1 million as compared to stockholders’ deficit at December 31, 2017 of $14.1 million. This increase was primarily attributable to our net loss of approximately $60.4 million for the nine months ended September 30, 2018, partially offset by $12.5 million related to stock-based compensation expense, $6.2 million related to the recognition of an additional debt discount recorded in connection with the modification of our convertible senior notes and $0.6 million related to an adjustment to accumulated deficit as of January 1, 2018 upon the adoption of ASU No. 2014-09. See Note 8 - License Agreements for further discussion related to the adjustment recorded.
NOTE 7 – STOCK-BASED COMPENSATION EXPENSE
Equity Incentive Plans
As of September 30, 2018, a total of 6,101,644 shares were available for the issuance of stock options or other stock-based awards under our 2018 equity incentive plan.
Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2018:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2017	11,967,815	$6.73
Granted	1,030,000	4.08
Exercised	(225,689)	3.77
Forfeited or Expired	(2,046,033)	5.91
Outstanding at September 30, 2018	10,726,093	$6.69
Vested and expected to vest at September 30, 2018	8,895,564	$6.92
Exercisable at September 30, 2018	6,408,820	$7.66
Upon the exercise of stock options, we issue new shares of our common stock. As of September 30, 2018, 2,522,500 options issued to employees are unvested, performance-based options.
Restricted Stock
Certain employees and directors have been awarded restricted stock under our equity incentive plans. The time-vesting restricted stock awards vest primarily over a period of three years. The following table summarizes restricted share activity for the nine months ended September 30, 2018:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2017	1,884,297	$6.39
Granted	1,548,400	4.44
Vested	(735,204)	5.52
Forfeited	(581,681)	4.87
Outstanding at September 30, 2018	2,115,812	$5.68
As of September 30, 2018, 310,000 shares of restricted stock issued to employees are unvested, performance-based shares.

Stock-Based Compensation Expense
We incurred $3.9 million and $3.4 million of stock-based compensation expense related to equity incentive grants during the three months ended September 30, 2018 and 2017, respectively, and $12.5 million and $10.7 million during the nine months ended September 30, 2018 and 2017, respectively. The following table reflects stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Cost of goods sold	$31	$37	$74	$125
Research and development	389	468	1,700	1,529
Selling, general and administrative	3,443	2,867	10,742	9,053
Total stock-based compensation expense	$3,863	$3,372	$12,516	$10,707
Stock-based compensation costs capitalized as part of inventory were immaterial for the three and nine months ended September 30, 2018 and 2017.
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
The weighted average grant date fair value of stock options granted during the three months ended September 30, 2018 and 2017 was $2.25 and $5.14 per share, respectively, and during the nine months ended September 30, 2018 and 2017 was $2.84 and $3.91 per share, respectively. We use historical information to estimate forfeitures of stock-based awards. As of September 30, 2018, there was $7.2 million and $6.8 million of total unrecognized compensation cost related to unvested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 1.9 years and 1.8 years, respectively. These amounts do not include 2,522,500 unvested options and 310,000 shares of unvested restricted stock as of September 30, 2018 which are performance-based and vest upon achievement of certain corporate milestones. Stock-based compensation for these awards will be measured and recorded if and when it is probable that the milestone will be achieved.
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

We assessed the sublicense agreement in accordance with ASU No. 2014-09 and concluded that the contract counterparties, JT and Torii, are a customer. As of the adoption date of January 1, 2018, the sublicense represents our only open contract with a customer. The primary performance obligation identified in the contract is the sublicense to JT and Torii for the right to develop and commercialize ferric citrate in the licensed territory, Japan. Other potential performance obligations identified were either completed before the adoption date or did not meet the definition of a performance obligation, for instance because they were not capable of being distinct within the context of the contract, and therefore were not required to be accounted for separately.
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
As discussed above and in accordance with our revenue recognition policy, royalty revenues are estimated in the quarter that JT and Torii recognize net sales of Riona in Japan. Any difference between the estimated license revenue and actual revenue is recorded as an adjustment in the following reporting period. For the three months ended September 30, 2018 and 2017, we recorded $1.4 million in license revenue related to royalties earned on net sales of Riona in Japan. For the nine months ended September 30, 2018 and 2017, we recorded $4.2 million and $3.7 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. We record the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of ferric citrate, in the same period as the royalty revenue from JT and Torii is recorded. For the three months ended September 30, 2018 and 2017, we recorded $0.9 million and $0.8 million, respectively, in license expense related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan. For the nine months ended September 30, 2018 and 2017, we recorded $2.5 million and $2.2 million, respectively, in license expense related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan.
NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consists of the following at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Commercial rebates and fees	$23,461	$16,362
Accounts payable	15,090	6,474
Professional, license, and other fees and expenses	8,697	5,257
Accrued compensation and related liabilities	5,840	7,504
Accrued manufacturing expenses	3,603	9,434
Total accounts payable and accrued expenses	$56,691	$45,031

NOTE 10 – DEBT
Convertible Senior Notes
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
The Indenture contained customary terms and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving us) occurred and was continuing, the Trustee by notice to us, or the holders of at least 25% in aggregate principal amount of the outstanding Old Notes by written notice to us and the Trustee, could have declared 100% of the principal on all of the Old Notes to be due and payable. Upon such a declaration of acceleration, such principal would be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving us, 100% of the principal on all of the Old Notes would have become due and payable automatically.
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
In the three months ended September 30, 2018 and 2017, $2.2 million and zero, respectively, of interest expense was recognized related to these notes and $3.5 million and $63.0 million, was recognized during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, the carrying value of these notes was $132.3 million and $125.0 million, respectively, and the fair value of the Notes was $121.0 million and $155.4 million, respectively.
See Note 14 - Strategic Merger with Akebia Therapeutics, Inc. for additional information with respect to the New Notes, and the conversion thereof (including entering into the First Supplemental Indenture to the New Indenture), related to the Merger.
Revolving Loan Facility
On July 18, 2018, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, pursuant to which SVB made a revolving line of credit available to us in an aggregate amount of up to $40.0 million, or the Revolving Loan Facility. Availability under the Revolving Loan Facility is subject to a borrowing base comprised of eligible receivables and eligible inventory as set forth in the Loan and Security Agreement. As of September 30, 2018, we had an approximately $20.0 million available borrowing base under the Revolving Loan Facility, of which $15.0 million had been drawn down. Proceeds from the Revolving Loan Facility may be used for working capital and general business purposes. The Revolving Loan Facility is secured by substantially all of our assets other than intellectual property. The Revolving Loan Facility restricts our ability to grant any interest in our intellectual property other than certain permitted licenses and permitted encumbrances set forth in the Revolving Loan Facility.
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
During the three months ended September 30, 2018, we drew down $15.0 million from the Revolving Loan Facility. As of September 30, 2018, the outstanding principal balance for the Revolving Loan Facility under the Loan and Security Agreement was $15.0 million. During the three months ended September 30, 2018, $56,000 of interest expense was recognized related to the Revolving Loan Facility and amortization of additional fees, recognized as interest expense, were $88,000.

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
We have evaluated the impact of the Tax Cuts and Jobs Act and determined that any net operating losses generated subsequent to January 1, 2018 are able to be used indefinitely, and as a result, we generated sufficient net operating losses in the nine months ended September 30, 2018 to fully offset the net deferred tax liability that was recorded on our consolidated balance sheets. This results in a reduction in our net deferred tax liability of $0.6 million in the first quarter of 2018 and a corresponding $0.6 million income tax benefit.
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

NOTE 12 – OTHER INCOME (EXPENSE), NET
The components of other income (expense), net are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Interest income	$79	$240	$460	$475
Interest expense	(144)	—	(144)	—
Other income (expense)	(30)	1	(240)	(7)
Fair value adjustment to derivative liability	—	—	—	225
	$(95)	$241	$76	$693

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Commitments
As of September 30, 2018, our contractual obligations and commitments primarily consist of our obligations under non-cancelable leases, the New Notes and various agreements with third parties, including selling, general and administrative, research and development and manufacturing agreements.
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
Securities Litigation
Four purported class action lawsuits have been filed against us and certain of our current and former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur, and James Oliviero). Three of these actions were filed in the U.S. District Court for the Southern District of New York, captioned respectively Terrell Jackson v. Keryx Biopharmaceuticals, Inc., et al., No. 1:16-cv-06131, filed on August 2, 2016, Richard J. Erickson v. Keryx Biopharmaceuticals, Inc., et al. No. 1:16-cv-06218, filed on August 4, 2016, and Richard King v. Keryx Biopharmaceuticals, Inc., et al., No. 1:16-cv-06233, filed on August 5, 2016. The Jackson complaint purports to be brought on behalf of stockholders who purchased our common stock between February 25, 2016 and August 1, 2016, the Erickson complaint purports to be brought on behalf of stockholders who purchased our common stock between March 2, 2016 and July 29, 2016, and the King complaint purports to be brought on behalf of stockholders who purchased our common stock between February 25, 2016 and July 29, 2016. On August 26, 2016, the fourth complaint, captioned Tim Karth v. Keryx Biopharmaceuticals, Inc., et al., No. 1:16-cv-11745, was filed in the U.S. District Court for the District of Massachusetts, which complaint was subsequently amended. The Karth complaint purports to be brought on behalf of stockholders who purchased our common stock between May 8, 2013 and August 1, 2016.  The Jackson, Erickson and King matters were transferred to the U.S. District Court for the District of Massachusetts on April 5, 2017 and subsequently consolidated with the Karth action. Each complaint generally alleges that we and certain of our current and former officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning us and our business operations and future prospects in light of the August 1, 2016 announcement of an interruption in our supply of Auryxia. By order dated July 19, 2018, the Court granted in part and denied in part Defendants’ motion to dismiss the complaint. The parties are presently engaged in discovery. Two stockholder derivative complaints were also filed on December 16, 2016 against us and certain of our current and former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur and James Oliviero), certain of our current directors (Kevin J. Cameron, Daniel P. Regan, Steven C. Gilman and Michael Rogers ) and our former directors (Michael P. Tarnok, Joseph Feczko, Jack Kaye Wyche Fowler, Jr. and John P. Butler), in the Superior Court of Massachusetts, one captioned Venkat Vara Prasad Malledi v. Keryx Biopharmaceuticals, Inc., et al., No. 16-3865 and one captioned James Anderson v. Keryx Biopharmaceuticals, Inc., et al., No. 16-3866.  Each of these two complaints generally allege that the individual defendants breached their fiduciary duties owed to us, unjustly enriched themselves by their actions, abused their control positions with us, mismanaged us and wasted corporate assets since July 31, 2013 in light of our August 1, 2016 announcement by us of an interruption in the supply of our product Auryxia. On June 27, 2017, the Superior Court granted the parties' motion to consolidate and stay the derivative litigations.  All of the complaints seek unspecified damages, interest, attorneys’ fees, and other costs. We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. There is no assurance, however, that we or the other defendants will be successful in our defense of either of these lawsuits or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible losses at this time. A resolution of these lawsuits adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the particular lawsuit is resolved.
Litigation Relating to the Merger
On October 16, 2018, a putative shareholder class action was filed against us and the members of our Board challenging the disclosures made in connection with the Merger. The lawsuit is captioned Corwin v. Keryx Biopharmaceuticals, Inc., et al., No. 1:18-cv-01589, and is pending in the United States District Court for the District of Delaware. On October 23, 2018, a putative shareholder class action was filed against us, the members of our Board, Merger Sub, and Akebia also challenging the disclosures made in connection with the Merger. The lawsuit is captioned Rosenblatt v. Keryx Biopharmaceuticals, Inc., et al., No. 1:18-cv-12205, and was filed in the United States District Court for the District of Massachusetts. On October 24, 2018, another putative shareholder action was filed against us and the members of the Keryx Board challenging the disclosures made in connection with the Merger. The lawsuit is captioned Van Hulst v. Keryx Biopharmaceuticals, Inc., et al., No. 1:18-cv-01656, and is pending in the United States District Court for the District of Delaware. On November 1, 2018, another putative shareholder class action was filed against us and the members of the Keryx Board challenging the disclosures made in connection with the Merger. The lawsuit is captioned Andreula v. Keryx Biopharmaceuticals, Inc., et al., No. 1:18-cv-01721, and is pending in the United States District Court for the District of Delaware.
The complaints generally allege that the Registration Statement filed in connection with the Merger fails to disclose certain allegedly material information in violation of Section 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The alleged omissions relate to (i) certain financial projections for us and Akebia and certain financial analyses performed by our advisors; (ii) certain terms relating to the engagement of one of our advisors; and (iii) any alleged negotiations that may have taken place regarding which individuals would serve on the Board of the combined company as well as future employment of officers. Each of the plaintiffs seek to enjoin the defendants from proceeding with the Merger and seek damages in the event the transaction is consummated.
We, together with Akebia, are reviewing the complaints and have not yet formally responded to them, but believe that each Plaintiff’s allegations are without merit and intend to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that our or Akebia’s defense of the actions will be successful. Additional lawsuits arising out of the Merger may also be filed in the future.

NOTE 14 – STRATEGIC MERGER WITH AKEBIA THERAPEUTICS, INC.
Agreement and Plan of Merger
On June 28, 2018, we entered into an agreement and plan of merger, which was amended on October 1, 2018, or the Merger Agreement, with Akebia and Merger Sub, pursuant to which we will combine our respective businesses through the merger of Merger Sub with and into us, with our Company continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Akebia. The Merger Agreement has been approved by our Board of Directors and the board of directors of Akebia.
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
The Combined Company is expected to have a board of directors consisting initially of ten directors, comprised of: (i) four directors designated by the current board of directors of Akebia, each of whom will be a director of Akebia immediately prior to the effective time of the Merger (and who will be reasonably acceptable to us), referred to as the Akebia Directors; (ii) five directors designated by our current Board of Directors, each of whom will be a director of ours immediately prior to the effective time of the Merger (and who will be reasonably acceptable to Akebia), referred to as the Keryx Directors; and (iii) one additional independent director to be designated by our Board of Directors and the board of directors of Akebia, who is neither a member of the board of directors of Akebia nor a member of our Board of Directors prior to the effective time of the Merger, referred to as the Additional Director. The Additional Director will serve as chairperson of the Combined Company's board of directors as of the effective time of the Merger. As of the effective time of the Merger, the directors shall be allocated among three classes of directors on the board of directors of the Combined Company as follows:
•Class II (up for re-election in 2019): 1 Akebia Director, 2 Keryx Directors;
•Class III (up for re-election in 2020): the Additional Director, 1 Akebia Director, 1 Keryx Director; and
•Class I (up for re-election in 2021): 2 Akebia Directors, 2 Keryx Directors.
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
The consummation of the Merger is subject to customary closing conditions, including: (i) approval of the issuance of Akebia Shares in connection with the Merger by the affirmative vote of the majority of Akebia Shares cast at the Akebia shareholders’ meeting in favor of the issuance of Akebia Shares in connection with the Merger; (ii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of Keryx common stock entitled to vote thereon; (iii) the absence of any adverse law or order promulgated, entered, enforced, enacted or issued by any governmental entity that prohibits, restrains or makes illegal the consummation of the Merger; (iv) the Akebia Shares to be issued in the Merger being approved for listing on the Nasdaq Global Market; (v) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which waiting period was terminated by the U.S. Federal Trade Commission on August 21, 2018, and other material government approvals; (vi) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of us and Akebia contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement; and (vii) the absence of a material adverse effect with respect to each of us and Akebia. Akebia’s obligation to consummate the Merger is also subject to the conversion of the New Notes into shares of our common stock before the closing of the Merger pursuant to the Notes Conversion Agreement described below. We and Akebia have filed definitive proxy materials with the SEC in connection with our respective special meetings of stockholders to approve the Merger. The special meetings of stockholders are scheduled to be held on December 11, 2018, and, if the Merger is approved by each company's stockholders, we expect the merger will be completed shortly thereafter.
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
Notes Conversion Transactions
In connection with the Merger, we entered into a Notes Conversion Agreement, or the Conversion Agreement, with Baupost and, with respect to certain sections only, Akebia. Pursuant to the terms of the Conversion Agreement, Baupost has agreed to convert the New Notes into the 35.6 million shares of our common stock into which the New Notes are currently convertible, immediately prior to the effective time of the Merger, conditioned upon our issuance to Baupost of an additional 4.0 million shares of our common stock. On November 8, 2018, in furtherance of the Conversion Agreement, we entered into a First Supplemental Indenture with The Bank of New York Mellon Trust Company, N.A. to facilitate the conversion of the New Notes into shares of our common stock immediately prior to the effective time of the Merger.
NOTE 15 – SUBSEQUENT EVENTS
Amendment to Merger Agreement
On October 1, 2018, we entered into the First Amendment to our previously disclosed Merger Agreement with Akebia and Merger Sub. The First Amendment amended the Merger Agreement to provide that, as of the effective time of the Merger, Akebia must take all necessary corporate action to cause an increase in the size of the board of directors of Akebia, or the Akebia Board, to ten (10) directors, comprising (i) four (4) directors designated by the Akebia Board, each of whom shall be a director of Akebia prior to the effective time of the Merger and be reasonably acceptable to us (referred to as the Akebia Directors), (ii) five (5) directors designated by our Board of Directors, each of whom shall be a director of ours prior to the effective time of the Merger and be reasonably acceptable to Akebia (referred to as the Keryx Directors), and (iii) one (1) additional independent director to be designated by the board of directors of Akebia and our Board of Directors (referred to as the Additional Director), who is neither a member of the board of directors of Akebia nor a member of our Board of Directors prior to the effective time of the Merger. The Additional Director shall serve as chairperson of the Combined Company’s board of directors as of the effective time of the Merger. Pursuant to the First Amendment, we and Akebia shall designate the Akebia Directors, the Keryx Directors and the Additional Director, as applicable, as soon as practicable, but no later than immediately prior to the effective time of the Merger. The First Amendment also provides that, as of the effective time of the Merger, the Akebia Directors, the Keryx Directors and the Additional Director shall be allocated among three classes of directors of the Combined Company as follows:
•Class II (up for re-election in 2019): 1 Akebia Director, 2 Keryx Directors;
•Class III (up for re-election in 2020): the Additional Director, 1 Akebia Director, 1 Keryx Director; and
•Class I (up for re-election in 2021): 2 Akebia Directors, 2 Keryx Directors.
Other than as expressly modified pursuant to the First Amendment, the Merger Agreement remains in full force and effect as originally executed on June 28, 2018. The foregoing description of the First Amendment is not complete and is subject to and qualified in its entirety by reference to the First Amendment.

Employment Agreement with Jodie Morrison
On November 2, 2018, we entered into an Amendment, effective October 31, 2018, or the Amendment, to our Employment Agreement, or the Employment Agreement, with Jodie Morrison, our Interim Chief Executive Officer, to extend the term of the Employment Agreement to the earlier of the closing of a Change of Control (as defined in the Employment Agreement) or December 31, 2018. The Amendment also provides for, among other things, (i) continued payment to Ms. Morrison of her salary through the term of her employment, (ii) conversion of the prorated bonus contemplated by the Employment Agreement to a full annualized bonus, (iii) a $150,000 cash payment payable as of October 31, 2018 in recognition of the considerable efforts undertaken by Mr. Morrison in her role as Interim Chief Executive Officer, and (iv) a $200,000 cash retention payment to be made on the earlier of December 31, 2018 and the closing of a Change of Control, subject to Ms. Morrison’s continued employment with us through such date. As disclosed in the joint proxy statement/prospectus filed by us and Akebia on October 30, 2018, the proposed business combination between us and Akebia pursuant to the Merger Agreement will constitute a Change of Control under the Employment Agreement, including the Amendment.

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
On June 28, 2018, we entered into an agreement and plan of merger with Akebia Therapeutics, Inc., or Akebia, a Delaware corporation, and Alpha Therapeutics Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Akebia, or Merger Sub, which was amended on October 1, 2018, pursuant to which we will combine our respective businesses through the merger of Merger Sub with and into us, with our company continuing after such merger as the surviving corporation and a wholly-owned subsidiary of Akebia, or the Merger. For additional details regarding the Merger, see Note 14 - Strategic Merger with Akebia Therapeutics, Inc. to our condensed consolidated financial statements included in this report.
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

Agreement and Plan of Merger with Akebia Therapeutics, Inc.
On June 28, 2018, we entered into an agreement and plan of merger, or the Merger Agreement, with Akebia, and Merger Sub, which was amended on October 1, 2018, pursuant to which we will combine our respective businesses through the merger of Merger Sub with and into us, with our company continuing after the merger as the surviving corporation and a wholly-owned subsidiary of Akebia. At the effective time of the Merger, (i) each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (other than the shares that are held by Akebia, Merger Sub, any subsidiary of Akebia or us, or held by us as treasury shares) will be converted into and become 0.37433 fully paid and non-assessable shares of common stock of Akebia, such that the pre-Merger stockholders of us and Akebia will each own approximately 50% of the voting power of the combined company upon the closing of the Merger, based on each of the companies’ fully diluted market capitalizations as of signing of the Merger Agreement and before taking into account the 4.0 million additional shares issuable to funds managed by Baupost Group Securities, L.L.C., or Baupost, described below.
In connection with the Merger, we entered into a Notes Conversion Agreement, or the Conversion Agreement, with Baupost and, with respect to certain sections only, Akebia. Pursuant to the terms of the Conversion Agreement, Baupost has agreed to convert the total outstanding amount of our $164.746 million of Convertible Senior Notes due 2021, or the New Notes, issued to Baupost in May 2018 into the 35.6 million shares of our common stock into which the New Notes are currently convertible, immediately prior to the effective time of the Merger, conditioned upon our issuance to Baupost of an additional 4.0 million shares of our common stock. On November 8, 2018, in furtherance of the Conversion Agreement, we entered into a First Supplemental Indenture with The Bank of New York Mellon Trust Company, N.A. to facilitate the conversion of the New Notes into shares of our common stock immediately prior to the effective time of the Merger.
For more information about the Merger and the conversion of the New Notes in connection therewith, see Note 14 - Strategic Merger with Akebia Therapeutics, Inc. to our condensed consolidated financial statements included in this report.
Loan and Security Agreement with Silicon Valley Bank
On July 18, 2018, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, pursuant to which SVB made a revolving line of credit available to us in an aggregate amount of up to $40 million, or the Revolving Loan Facility. Availability under the Revolving Loan Facility is subject to a borrowing base comprised of eligible receivables and eligible inventory as set forth in the Loan and Security Agreement. Proceeds from the revolving line of credit may be used for working capital and general business purposes. The Revolving Loan Facility is secured by substantially all of our personal property other than intellectual property. For more information about the Revolving Loan Facility, see Note 10 - Debt to our condensed consolidated financial statements included in this report.
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
The FASB has subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. We adopted these amendments with ASU No. 2014-09, or collectively, the new revenue standards.
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

RESULTS OF OPERATIONS
Three months ended September 30, 2018 and September 30, 2017
Net U.S. Auryxia Product Sales. For the three months ended September 30, 2018, we recognized $26.6 million in product sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks, as compared with $13.6 million for the three months ended September 30, 2017.

(in thousands)	Three months ended September 30, 2018	Percent of gross Auryxia product sales	Three months ended September 30, 2017	Percent of gross Auryxia product sales
Gross Auryxia product sales	$53,496		$30,620
Less provision for product sales allowances and accruals:
Trade allowances	5,557	10%	2,894	9%
Rebates, chargebacks and discounts	19,328	36%	13,251	43%
Product returns	808	2%	592	3%
Other incentives(1)	1,213	2%	286	1%
Total	26,906	50%	17,023	56%
Net U.S. Auryxia product sales	$26,590		$13,597

(1)	Includes co-pay assistance for the 2018 period and co-pay assistance and voucher rebates for the 2017 period.
Gross Auryxia product sales increased for the three months ended September 30, 2018 as compared to the same period in 2017 as a result of an increase in patient prescriptions and related units sold. Provisions for product sales allowances and accruals as a percentage of gross Auryxia product sales for the three months ended September 30, 2018 as compared to the same period in 2017 decreased primarily as a result of a lower percentage of sales through Medicare Part D contracts and a lower effective rebate across our Medicare Part D plans. Our gross-to-net adjustments may fluctuate depending on our mix of business between Medicare Part D and commercial payers as well as the portion of our business coming from the use of Auryxia as a treatment for hyperphosphatemia as compared to the portion of our business coming from the use of Auryxia as a treatment for iron deficiency anemia. Although we believe the vast majority of Part D prescriptions written for Auryxia today are for the treatment of hyperphosphatemia and, therefore, Auryxia will continue to be covered by Part D plans in the future, the Centers for Medicare & Medicaid Services' recent determination that Auryxia is only a Part D drug if used for hyperphosphatemia, our future revenues may decline as a result of this determination and our ability to obtain Part D coverage for Auryxia.
We recognize revenue when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer.
License Revenue. For the three months ended September 30, 2018 and 2017, we recognized $1.4 million in license revenue on royalty payments from sales of Riona in Japan. In accordance with the new revenue standards, license revenue for the three months ended September 30, 2018 was recorded based on an estimate of net sales of Riona in Japan during the three months ended September 30, 2018, as compared to license revenue for the three months ended September 30, 2017 which was based on net sales of Riona in Japan one quarter in arrears.
We are not currently marketing Fexeric in the European Union and do not intend to commercialize Fexeric in the European Union on our own. Additionally, we have not been successful in finding a suitable commercialization partner for Fexeric in the European Union to date and we may not be able to successfully commercialize Fexeric in Europe with our licensor Panion & BF Biotech Inc. As a result, we do not expect to receive license revenue, or any other form of revenue, from our rights to Fexeric.
Cost of Goods Sold. For the three months ended September 30, 2018, we recognized $7.5 million in cost of goods sold, as compared to $5.9 million for the three months ended September 30, 2017. This increase was primarily due to additional units sold in the 2018 period as compared to the 2017 period, as well as an increase of $0.7 million in inventory write-offs in the 2018 period as compared to the 2017, period partially offset by value added tax, or VAT, refunds of $1.6 million that were received during the three months ended September 30, 2018 which were recorded as a reduction of cost of goods sold.

License Expense. For the three months ended September 30, 2018, we recognized $0.9 million in license expense related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan as compared to $0.8 million for the three months ended September 30, 2017. The increase was due to an increase in license revenue recorded in the 2018 period as compared to the 2017 period.
Research and Development Expenses. Research and development expenses decreased by $1.4 million to $7.9 million for the three months ended September 30, 2018, as compared to $9.3 million for the three months ended September 30, 2017. The decrease in research and development expenses was primarily due to a decrease in process development-related manufacturing costs in the 2018 period, partially offset by an increase in clinical trial costs. We expect our quarterly research and development expenses will increase slightly for the remainder of 2018 as compared to the three months ended September 30, 2018, due to continued process development-related manufacturing costs, as well as clinical trial costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.7 million to $26.5 million for the three months ended September 30, 2018, as compared to $22.7 million for the three months ended September 30, 2017. The increase was primarily due to business development and legal expenses related to our proposed merger with Akebia as well as costs related to the launch of Auryxia for the treatment of iron deficiency anemia in adults with CKD, not on dialysis. We expect our quarterly selling, general and administrative costs to remain relatively consistent for the remainder of 2018 as compared to the three months ended September 30, 2018.
Other income (expense) net. For the three months ended September 30, 2018 we recognized $0.1 million in expense which represented interest expense offset by interest income whereas for the three months September 30, 2017, we recognized $0.2 million in income which primarily related to interest income.
Income Tax (Benefit) Expense. Income tax (benefit) expense for the three months ended September 30, 2018 was zero as compared to $20,000 expense for the three months ended September 30, 2017.
Nine months ended September 30, 2018 and September 30, 2017
Net U.S. Auryxia Product Sales. For the nine months ended September 30, 2018, we recognized $71.3 million in product sales of Auryxia, net of allowances, discounts, incentives, rebates and chargebacks, as compared with $38.2 million for the nine months ended September 30, 2017.

(in thousands)	Nine months ended September 30, 2018	Percent of gross Auryxia product sales	Nine months ended September 30, 2017	Percent of gross Auryxia product sales
Gross Auryxia product sales	$141,456		$74,603
Less provision for product sales allowances and accruals:
Trade allowances	14,696	10%	7,122	10%
Rebates, chargebacks and discounts	50,256	36%	27,365	37%
Product returns	1,544	1%	870	1%
Other incentives(1)	3,643	3%	1,028	1%
Total	70,139	50%	36,385	49%
Net U.S. Auryxia product sales	$71,317		$38,218

(1)	Includes co-pay assistance for the 2018 period and co-pay assistance and voucher rebates for the 2017 period.
Gross Auryxia product sales increased for the nine months ended September 30, 2018 as compared to the same period in 2017 as a result of an increase in patient prescriptions and related units sold. Provisions for product sales allowances and accruals as a percentage of gross Auryxia product sales for the nine months ended September 30, 2018 as compared to the same period in 2017 remained relatively consistent.
License Revenue. For the nine months ended September 30, 2018 and 2017, we recognized $4.2 million and $3.7 million, respectively, in license revenue on royalty payments from sales of Riona in Japan. In accordance with the new revenue standards, license revenue for the nine months ended September 30, 2018 was recorded based on an estimate of net sales of Riona in Japan during the nine months ended September 30, 2018, as compared to license revenue for the nine months ended September 30, 2017 which was based on net sales of Riona in Japan one quarter in arrears.

Cost of Goods Sold. For the nine months ended September 30, 2018, we recognized $24.5 million in cost of goods sold, as compared to $14.5 million for the nine months ended September 30, 2017. This increase was primarily due to additional units sold in the 2018 period as compared to the 2017 period and an increase of $5.4 million in inventory write-offs in the 2018 period as compared to the 2017 period.
License Expense. For the nine months ended September 30, 2018, we recognized $2.5 million in license expense related to royalties due to the licensor of ferric citrate relating to sales of Riona in Japan as compared to $2.2 million for the nine months ended September 30, 2017. The increase was due to an increase in license revenue recorded in the 2018 period as compared to the 2017 period.
Research and Development Expenses. Research and development expenses were $25.1 million for both the nine months ended September 30, 2018 and the nine months ended September 30, 2017. This was a result of a decrease in process development-related manufacturing costs and supplemental new drug application filing fees in the 2018 period as compared to the 2017 period, offset by an increase in clinical trial costs in the 2018 period as compared to the 2017 period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10.2 million to $81.0 million for the nine months ended September 30, 2018, as compared to $70.8 million for the nine months ended September 30, 2017. The increase was primarily due to business development and legal expenses related to our proposed merger with Akebia as well as costs related to the launch of Auryxia for the treatment of iron deficiency anemia in adults with CKD, not on dialysis.
Other income (expense), net. For the nine months ended September 30, 2018, we recognized $0.1 million in income related to interest income partially offset by interest expense and foreign currency translation adjustments whereas for the nine months ended September 30, 2017, we recognized $0.7 million in income which primarily represents interest income and a fair value adjustment to the derivative liability.
Income Tax (Benefit) Expense. Income tax (benefit) expense for the nine months ended September 30, 2018 was $0.6 million (benefit) as compared to $20,000 expense for the nine months ended September 30, 2017. The net income tax benefit recognized in 2018 relates to tax reform that was signed into law at the end of 2017, which allows for net operating losses generated after January 1, 2018 to be used indefinitely, which were used to offset the previously recorded net deferred tax liability, resulting in a corresponding income tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
Our major sources of cash have been proceeds from various public and private offerings of our common stock, the issuance of convertible senior notes, sales of Auryxia, amounts borrowed under the Revolving Loan Facility, the upfront, milestone and royalty payments from our agreement with JT and Torii, option and warrant exercises, interest income, and miscellaneous payments from our other prior licensing activities. The commercial launch of our product, Auryxia, occurred in late December 2014 and we began to recognize revenue from the sales of Auryxia in 2015. On November 6, 2017, the FDA approved Auryxia for the treatment of iron deficiency anemia in adults with CKD, not on dialysis, expanding the number of patients which can benefit from Auryxia. Even if we successfully commercialize Auryxia, including in the non-dialysis setting, we may not become profitable. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain any additional regulatory approvals which we may seek for our drug, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug alone or in partnership. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from Auryxia.
On July 18, 2018, we entered into a Loan and Security Agreement with SVB, pursuant to which SVB made a revolving line of credit available to us in an aggregate amount of up to $40 million. Availability under the Revolving Loan Facility is subject to a borrowing base comprised of eligible receivables and eligible inventory as set forth in the Loan and Security Agreement. Proceeds from the Revolving Loan Facility may be used for working capital and general business purposes. The Revolving Loan Facility is secured by substantially all of our assets other than intellectual property. During the three months ended September 30, 2018, we drew down $15.0 million from the Revolving Loan Facility. As of September 30, 2018, the borrowing base available under the Revolving Loan Facility was approximately $20.0 million, of which $15.0 million was outstanding as of the end of the period. For more information about the Revolving Loan Facility, see Note 10 - Debt to our condensed consolidated financial statements included in this report.
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
As of September 30, 2018, we had $41.1 million in cash and cash equivalents, as compared to $93.5 million in cash and cash equivalents at December 31, 2017, representing a decrease of $52.4 million. The decrease in cash and cash equivalents was primarily due to cash used to fund operations.
We believe that our existing cash and cash equivalents will be sufficient to fund our current and planned operations into the first quarter of 2019. To fund our operations beyond that time, we will need to either complete the proposed merger with Akebia announced on June 28, 2018, utilize the remaining available capacity under the asset-based revolving credit facility that we entered in July 2018, and/or raise additional capital through the issuance of common stock or other securities. The actual amount of cash that we will need to execute our current business objectives is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia, the timing and magnitude of cash received from product sales, the timing and expenditures associated with the build-up of inventory and capacity expansion, and the timing, design and conduct of any further clinical trials for ferric citrate. As a result of these factors, we will need to seek additional financing to provide the cash necessary to execute our current operations, including working capital needs. Our capital raising activities may include, but may not be limited to, one or more of the following: the issuance of common stock or other securities via private placement or public offerings, including the potential future sales of our common stock under the Sales Agreement; the issuance of debt, including the asset-based credit facility with SVB; or possible business combinations, such as the proposed merger with Akebia. In addition, although we secured an up to $40.0 million revolving loan facility from SVB in July 2018, the borrowing base we may utilize at any one time under this facility or any other asset-based credit facility, if successfully entered into, may be significantly lower than the total commitment under any such facility. Additionally, while we may seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. Additional equity financings may be dilutive to our stockholders; and debt financing, if available may involve significant cash payment obligations and covenants that restrict our ability to operate as a business. For a detailed discussion regarding the risks and uncertainties related to our liquidity and capital resources, please refer to our Risk Factor, “Our existing capital resources may not be adequate to finance our operating cash requirements for the length of time that we have estimated.”
Net cash used in operating activities for the nine months ended September 30, 2018 was $78.2 million as compared to $73.3 million net cash used in operating activities for the same period in 2017. This increase in net cash used in operating activities was primarily related to an increase in cash outflows arising from changes in our operating assets and liabilities, in particular purchases of inventory, partially offset by a decrease in our net loss after non-cash adjustments.
Net cash used in investing activities for the nine months ended September 30, 2018 was $0.1 million as compared to $1.2 million net cash used in investing activities for the same period in 2017. Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 relates to purchases of property, plant and equipment.
Net cash provided by financing activities for the nine months ended September 30, 2018 was $25.9 million as compared to $76.7 million for the same period in 2017. Net cash provided by financing activities in 2018 was primarily related to proceeds of $10.0 million received in connection with the New Notes and proceeds of $15.0 million received in connection with the Revolving Loan Facility from SVB whereas in 2017 net cash provided by financing activities was primarily related to net proceeds of $75.7 million from the issuance of common stock under the Sales Agreement.
OBLIGATIONS AND COMMITMENTS
As of September 30, 2018, our contractual obligations and commitments primarily consist of our obligations under non-cancelable leases, the New Notes, and various agreements with third parties, including selling, general and administrative, research and development and manufacturing agreements.
The following table summarizes our contractual obligations as of September 30, 2018.

(in thousands)	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
Convertible senior notes	$132,302	$—	$132,302	$—
Payments under the Revolving Loan Facility	15,000	—	15,000	—
Facility lease	7,483	1,648	3,379	2,456
Purchase commitments	153,705	79,318	60,622	13,765
Total	$308,490	$80,966	$211,303	$16,221
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
Royalty and Contingent Milestone Payments
Under the license agreement with Panion & BF Biotech, Inc., or Panion, we acquired the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and marketing of ferric citrate. As of September 30, 2018, we have paid an aggregate of $11.6 million of milestone payments to Panion. In addition, Panion is eligible to receive royalty payments based on a mid-single digit percentage of net sales of Auryxia in the United States and of Riona in Japan. We record royalties on net sales of Auryxia in cost of goods sold and royalties on net sales of Riona in license expense.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. As of September 30, 2018, our portfolio of financial instruments consists of cash equivalents, which includes money market funds. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of September 30, 2018, management carried out, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 13 – Commitments and Contingencies to our condensed consolidated financial statements included in this report and Item 5 "Other Information - Notice Regarding Abbreviated New Drug Application", which are incorporated into this item by reference.
ITEM 1A. RISK FACTORS
You should carefully consider the following risks and uncertainties. If any of the following occurs, our business, financial condition and/or operating results could be materially harmed. These factors could cause the trading price of our common stock to decline, and you could lose all or part of your investmentw.

Risks related to our business anoud industry
We rely on third parties to manufacture and analytically test our drug. If these third parties do not successfully manufacture and test our drug, our business will be harmed.
We have limited experience in manufacturing products for clinical or commercial purposes. We intend to continue, in whole or in part, to use third parties to manufacture and analytically test our drug, Auryxia, for commercial distribution and use in clinical trials. We may not be able to enter into future contract agreements with these third-parties on terms acceptable to us, if at all.
Our ability to conduct clinical trials, manufacture and commercialize our drug will depend on the ability of such third parties to manufacture our drug on a large scale at a competitive cost and in accordance with the current good manufacturing practice, or cGMPs, and other regulatory requirements, including requirements from federal, state and local regulatory agencies and foreign regulatory requirements, if applicable. Significant scale-up of manufacturing may result in unanticipated technical challenges and will require validation studies that are subject to insapection by the U.S. Food and Drug Administration, or FDA. Scale-up and technology transfer activities can be complex, and insufficient process knowledge can result in a poorly scaled up process with inadequate process control. A lack of process control can lead to increased deviations during the manufacturing process, out of specification test results, batch rejection and the possible distribution of drug products that do not conform to predetermined specifications. In addition, a variety of factors can affect a contract manufacturer’s qualifications to produce acceptable product, including deficiencies in the contractor’s quality unit, lack of training, a shortage of qualified personnel, capacity constraints and changes in the contractor’s commercial or quality related priorities. Any of these difficulties, if they occur, and are not overcome to the satisfaction of the FDA or other regulatory agency, could lead to an interruption in the supply of our drug to the market, particularly given that some of the third parties we employ in the manufacturing process are single source providers. As a result of the large quantity of materials required for Auryxia production and the large quantities of Auryxia that is required for our commercial success, the commercial viability of Auryxia will also depend on adequate supply of starting materials that meet quality, quantity and cost standards and the ability of our contract manufacturers to continually produce the active pharmaceutical ingredient, or API, and finished drug product on a commercial scale. Failure to achieve and maintain these levels of supply can jeopardize and prevent the successful commercialization of the product. Moreover, issues that may arise in our scale-up and technology transfer of Auryxia and continued commercial scale manufacture of Auryxia may lead to significant delays in our development and commercial timelines and negatively impact our financial performance. For example, a production-related issue resulted in an interruption in the supply of Auryxia in the third and fourth quarters of 2016. This supply interruption negatively impacted our revenues in 2016. Although we have resolved this supply interruption and taken steps designed to prevent future interruptions in the supply of Auryxia, any additional supply interruptions would negatively and materially impact our reputation and financial condition.
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
We have a limited operating history as a commercial-stage company. You should consider our prospects in light of the risks and difficulties frequently encountered by early commercial-stage companies. In addition, we have incurred substantial operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2018, we had an accumulated deficit of $1.1 billion. As we continue our research and development and commercial efforts, we may incur increasing losses. We may continue to incur substantial operating losses even after we begin to generate meaningful revenues from our drug. Our ability to achieve profitability depends on a number of factors, including our ability to complete our development efforts, obtain any additional regulatory approvals that we may seek for our drug, successfully complete any post-approval regulatory obligations and successfully manufacture and commercialize our drug.
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

•
our ability to both secure and maintain adequate reimbursement for, and optimize patient access to, Auryxia by providing third-party payers with a strong value proposition and the benefits of Auryxia to patients;

•	decisions of the Centers for Medicare & Medicaid Services, or CMS, with respect to Medicare Part D eligibility of Auryxia;

•	our mix of business between private commercial payers and government-sponsored plans;

•	the occurrence of any side effects, adverse reactions or misuse, or any unfavorable publicity in these areas, associated with Auryxia;

•	our ability to obtain and maintain strong intellectual property protection for Auryxia; and

•	the development or commercialization of competing products, including generic versions of our drug.

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
We are not currently marketing Fexeric in the EU and do not intend to commercialize Fexeric in the EU on our own. We have not been successful in finding a suitable commercialization partner for Fexeric in the EU to date. We cannot assure you that we will be able to find a suitable commercialization partner in the EU or otherwise create value from our European rights. We did not begin to market Fexeric in the EU by September 23, 2018, therefore, we believe the EC will likely revoke its approval of Fexeric. We are working with Panion & BF Biotech, Inc., or Panion, the licensor of our rights to ferric citrate to formulate a regulatory and commercial plan for Fexeric in Europe. See the Risk Factor entitled “Because all of our proprietary technologies are licensed or sublicensed to us by third parties, termination of these license rights would prevent us from developing and further commercializing Auryxia” below for additional information about our arrangements with Panion. There can be no assurances that we will successfully work with Panion with respect to the European commercialization of Fexeric or that the EC will still not revoke its approval of Fexeric.
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
Physicians are permitted to prescribe drug products for uses that differ from those approved by the FDA or other applicable regulatory agencies. Such unapproved, or “off-label”, uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict manufacturer communications regarding unapproved uses of an approved drug. Companies are not permitted to promote drugs for unapproved uses or promote drugs using marketing claims that are not otherwise consistent with the FDA-approved labeling, including comparative or superiority claims that are not consistent with the FDA-approved labeling or supported by substantial evidence. Accordingly, we may not promote Auryxia in the United States for use in any indications other than for the control of serum phosphorus levels in patients with CKD on dialysis and for the treatment of iron deficiency anemia in adults with CKD, not on dialysis, and all promotional claims must be consistent with the FDA-approved labeling for Auryxia. The FDA and other regulatory and enforcement authorities enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained as well as the false advertising or misleading promotion of drugs. A company that is found to have improperly promoted off-label uses or to have otherwise engaged in false or misleading promotion of drugs will be subject to significant liability, potentially including civil and administrative remedies as well as criminal sanctions.
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
CMS recently communicated to Medicare Part D sponsors that Auryxia is considered by CMS a Part D drug when it is used for its FDA-approved indication for the control of serum phosphorus levels. CMS also indicated that it does not consider use of Auryxia covered under Part D when it is used solely for the treatment of iron deficiency anemia in patients with chronic kidney disease not on dialysis, which is Auryxia’s other FDA-approved indication. CMS expects Part D sponsors to utilize a prior authorization, or PA, or other process, to ensure that Auryxia is being used for a Part D covered indication. We expect Part D sponsors will implement a PA for Auryxia no later than January 2019. We have interacted with CMS and Part D sponsors further on this matter. Although we believe that the vast majority of the Part D prescriptions written for Auryxia today are for the treatment of hyperphosphatemia and therefore will continue to be covered by Part D plans in the future, CMS’ decision with respect to Part D coverage for Auryxia could have an adverse effect on our business and results of operations.
Likewise, current and future legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs, such as efforts to repeal or replace the Patient Protection Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, could result in lower prices or rejection of coverage and reimbursement for our drug. In addition, third-party insurance coverage may not be available to patients for our product. If government and other third-party payers do not provide adequate coverage and reimbursement levels for our product, Auryxia’s market acceptance may be significantly reduced. In addition, the mix of our business that is reimbursed by different payers can negatively impact our net U.S. Auryxia product sales on a year-to-year and quarter-to-quarter basis with a larger mix of government payers generally increasing our adjustments to gross Auryxia sales in the particular period resulting in lower net U.S. Auryxia product sales.
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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in and have certain price reporting obligations to the Medicaid Drug Rebate program, several state Medicaid supplemental rebate programs and other governmental pricing programs, and we have obligations to report average sales price under the Medicare program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.
PPACA made significant changes to the Medicaid Drug Rebate program, such as expanding rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well and changing the definition of average manufacturer price. The PPACA also increased the minimum Medicaid rebate; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount at 100% of the average manufacturer price. Finally, the PPACA requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the PPACA. The issuance of the final regulation, as well as any other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program, has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final regulation.
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The PPACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs” from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the PPACA or otherwise could affect our 340B ceiling price calculations and negatively impact our results of operations.
As required under the PPACA, the Health Resources and Services Administration, or HRSA, has updated the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The PPACA also obligates the Secretary of the Department of Health and Human Services, or HHS, to create regulations and processes to improve the integrity of the 340B program.  On January 5, 2017, HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2019. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate.  In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program.
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, or if we fail to submit the required price data on a timely basis. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (VA, U.S. Department of Defense, or DOD, Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to civil monetary penalties. These obligations also contain extensive disclosure and certification requirements.
We also participate in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We are required to list our covered products on a Tricare Agreement in order for these products to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
Additionally, we know of interest in making a generic version of Auryxia. The date at which generic competition in the marketplace may commence can vary and may be different from the date that patent or regulatory exclusivity expires. However, upon the expiration or loss of patent protection for Auryxia, or upon an “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of Auryxia, the resulting price competition may cause us to lose significant revenues for Auryxia in a very short period of time, which could adversely affect our business. In addition, generic competitors may challenge the patents covering Auryxia before their expiration. On October 31, 2018, or the Lupin Notice Date, we received a Paragraph IV certification notice letter, or the Lupin Notice Letter, regarding an ANDA submitted to the FDA by Lupin Atlantis Holdings SA, or Lupin, requesting approval to market, sell and use a generic version of Auryxia (ferric citrate) tablets (210 mg iron per tablet). In the Lupin Notice Letter, Lupin alleges that U.S. Patents nos. 5,753,706; 7,767,851; 8,093,423; 8,299,298; 8,338,642; 8,609,896; 8,754,257; 8,754,258; 8,846,976; 8,901,349; 9,050,316; 9,328,133; 9,387,191; and 9,757,416, which cover the approved drug substance, drug product and/or methods of using Auryxia, are invalid, unenforceable and/or will not be infringed by Lupin’s manufacture, use or sale of the product described in its ANDA. On November 6, 2018, or the Teva Notice Date, we received a Paragraph IV certification notice letter, or the Teva Notice Letter, regarding an ANDA submitted to the FDA by Teva Pharmaceuticals USA, Inc., or Teva, requesting approval to market, use or sell a generic version of Auryxia (ferric citrate) tablets (210 mg iron per tablet). In the Teva Notice Letter, Teva alleges that the patents (which are the same patents as those referenced in the Lupin Notice Letter, other than U.S. Patent no. 5,753,706), are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of the product described in its ANDA. We refer to the Lupin Notice Letter and the Teva Notice Letter collectively as the Notice Letters, the Lupin Notice Date and Teva Notice Date collectively as the Notice Dates, and the patents referenced in the Notice Letters collectively as the Patents. We are currently reviewing the Notice Letters and intend to vigorously enforce our intellectual property rights relating to Auryxia. By statute, we have 45 days from receipt of each Notice Letter to initiate a patent infringement lawsuit against Lupin and Teva, respectively and as applicable. Such lawsuits would automatically preclude the FDA from approving Lupin’s and Teva's ANDA until the earlier of 30 months from the applicable Notice Date or entry of a district court decision finding the Patents referenced in the applicable Notice Letter invalid, unenforceable or not infringed. The composition and use of Auryxia are currently claimed by 14 issued patents that are listed in the FDA’s Orange Book. The introduction of a generic version of Auryxia by Lupin, Teva or another party or a ruling that the Patents, or other of our patents, are invalid, unenforceable or will not be infringed by a generic version of Auryxia could have a material adverse effect on our business, results of operations and financial condition.
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
As of September 30, 2018, we had 189 full and part-time employees. To successfully develop and commercialize our drug and any drug candidates we may in-license or acquire, we must be able to attract and retain highly skilled personnel. Our limited resources may hinder our efforts to attract and retain highly skilled personnel. In addition, if we lose the services of our current personnel our ability to continue to execute on our business plan could be materially impaired.
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
We do not own our drug, Auryxia. We have licensed and sublicensed the rights, patent or otherwise, to Auryxia from a third-party, Panion & BF Biotech, Inc., or Panion, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the agreement, we must pay royalties based on a mid-single digit percentage of net sales of product resulting from the licensed technologies (including Auryxia) and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner or if we otherwise breach the terms of our license agreement (including upon certain insolvency events), Panion could terminate the agreement, and we would lose the rights to Auryxia. For example, following announcement of our proposed strategic combination with Akebia Therapeutics, Inc., or Akebia, Panion notified us in writing that Panion would terminate the license agreement on November 21, 2018 if we did not cure the breach alleged by Panion, specifically, that we failed to use commercially reasonable best efforts to commercialize Auryxia outside the United States. We disagreed with Panion’s claims, and the parties entered discussions to resolve this dispute. On October 24, 2018, we entered into a letter agreement with Panion and Akebia, or the Panion Letter Agreement, pursuant to which Panion agreed to rescind any and all prior termination threats or notices relating to the license agreement and waived its rights to terminate the license agreement based on any breach by us of our obligation to use commercially reasonable efforts to commercialize Auryxia outside the United States until the parties execute an amendment to the license agreement in accordance with the terms of the Panion Letter Agreement following consummation of the merger with Akebia. These terms of the amendment to the license agreement include establishing a joint steering committee consisting of Panion and Akebia representatives to oversee the development and commercialization of Fexeric in Europe and providing Panion with an exclusive license under patents we own covering the rights to make, use, sell, offer for sale and import ferric citrate in certain countries in the Asia-Pacific region. The parties will agree on a regulatory plan for Fexeric in Europe within four months after execution of the Panion Letter Agreement. The parties will also agree on a commercialization plan for Fexeric in Europe following execution of the amendment to the license agreement. The amendment to the license agreement will include alternatives in the event a commercialization plan is not agreed upon, such as payment of an annual license maintenance fee to Panion or the return of European intellectual property rights to Panion. In addition, under the terms of the Panion Letter Agreement, Panion has agreed that we will have the right, but not the obligation, to conduct any litigation against any infringer of patent rights under the license agreement on the terms agreed upon in the Panion Letter Agreement. We made a $500,000 payment to Panion in connection with the execution of the Panion Letter Agreement. In the event that our merger with Akebia is not consummated, we and Panion are obligated to fulfill the terms of the Panion Letter Agreement, including negotiating in good faith an amendment to the license agreement. Even though we entered into the Panion Letter Agreement, there are no assurances that we will successfully negotiate with Panion and Akebia with respect to the regulatory and commercial plans for Fexeric in Europe, that an amendment to the license agreement will be entered into or that Panion will not allege other breaches to the license agreement or otherwise attempt to terminate the license agreement in the future.
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
The business prospects and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payers to contain or reduce the costs of health care. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system, such as proposals relating to the pricing of healthcare products and services in the United States or internationally, the importation of drugs into the United States from other countries (where they are then sold at a lower price), and the amount of reimbursement available from governmental agencies or other third-party payers. For example, drug manufacturers are required to have a national rebate agreement with the HHS in order to obtain state Medicaid coverage, which requires manufacturers to pay a rebate on drugs dispensed to Medicaid patients. On January 27, 2012, the CMS issued a proposed regulation covering the calculation of Average Manufacturer Price, or AMP, which is the key variable in the calculation of these rebates.

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
Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, on January 2, 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Certain legislative changes to and regulatory changes under the PPACA have occurred in the 115th United States Congress and under the Trump Administration. For example, on December 22, 2017, President Trump signed the U.S. Tax Cuts and Jobs Act of 2017, which among other things, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additional legislative changes to and regulatory changes under the PPACA remain possible. We expect that other state and federal healthcare reform measures will be adopted in the future, any of which could reduce the number of patients with coverage or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.
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
We believe that our existing cash and cash equivalents will be sufficient to fund our current and planned operations into the first quarter of 2019. To fund our operations beyond that time, we will need to either complete the proposed merger with Akebia announced on June 28, 2018, utilize the remaining available capacity, if any, under the asset-based revolving credit facility that we entered in July 2018, and/or raise additional capital through the issuance of common stock or other securities. The actual amount of cash that we will need to execute our current business objectives is subject to many factors, including, but not limited to, the timing and expenditures associated with commercial activities related to Auryxia, the timing and magnitude of cash received from product sales, the timing and expenditures associated with the build-up of inventory and capacity expansion, and the timing, design and conduct of any further clinical trials for ferric citrate. As a result of these factors, we will need to seek additional financing to provide the cash necessary to execute our current operations, including working capital needs. Our capital raising activities may include, but may not be limited to, one or more of the following: the issuance of common stock or other securities via private placement or public offerings, including the potential future sales of our common stock under our Controlled Equity OfferingSM Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald; the issuance of debt, including the asset-based credit facility with Silicon Valley Bank, or SVB; or possible business combinations, such as the proposed merger with Akebia. In addition, although we secured an up to $40.0 million revolving loan facility from SVB in July 2018, the borrowing base we may utilize at any one time under this facility or any other asset-based credit facility, if successfully entered into, may be significantly lower than the total commitment under any such facility. Additionally, while we may seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all, and our negotiating position in capital-raising efforts may worsen as existing resources are used. Additional equity financings may be dilutive to our stockholders; and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business.
Our forecast of the period of time through which our existing capital resources will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	our ability to successfully market Auryxia as a drug for adults with CKD on dialysis and for the treatment of iron deficiency anemia in adults with CKD, not on dialysis;

•	the timing and expenditures associated with commercial activities related to Auryxia and the timing and magnitude of cash received from product sales;

•	the timing and expenditures associated with the build-up of inventory and capacity expansion;

•	our ability to continue to supply Auryxia to the market without interruption;

•	our ability to continue to grow Auryxia product sales following the resupply of Auryxia to the market following the 2016 interruption in its supply;

•	the timing, design and conduct of, and results from, clinical trials that we may conduct;

•	the timing of expenses associated with manufacturing and product development of Auryxia and those proprietary drug candidates that may be in-licensed, partnered or acquired;

•	the timing and ability of third parties to launch generic competition against Auryxia;

•	the timing of the in-licensing, partnering and acquisition of new product opportunities;

•
the timing and expenditures associated with commercial activities, if any, related to Fexeric in Europe, other expenses incurred in connection with our Fexeric marketing rights in Europe and our ability to successfully work with Panion with respect to the commercialization of Fexeric in Europe;

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
Generally, the first to file a patent application is entitled to the patent if all other requirements of patentability are met. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Since publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, the laws enacted by the Leahy-Smith America Invents Act of 2011, or the Act, which reformed certain patent laws in the United States, introduce procedures that permit competitors to challenge our patents in the USPTO after grant, including inter partes review and post grant review. Similar laws exist outside of the United States. The laws of the European Patent Convention, for example, provide for post-grant opposition procedures that permit competitors to challenge, or oppose, our European patents administratively at the European Patent Office. We currently have two issued European patents involved in such post-grant opposition proceedings, European patent numbers 1 931 689 and 1 978 807. Patent number 1 931 689 was revoked by the European Patent Office. We filed an appeal of this decision, which is presently pending. According to European practice, the revocation of the patent is stayed until an appeal is finally resolved. We anticipate the appeal to take several years to resolve, during which time the patent will remain in force. Patent number 1 978 807 was determined to be properly patentable by the European Patent Office and has been maintained as granted, though it is still possible for the third-party opponent to appeal this decision.
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

The FDCA provides a five-year period of non-patent exclusivity within the United States to the first applicant to gain approval of a new drug application, or NDA, for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which consists of the molecule(s) or ion(s) responsible for the action of the drug substance, (but not including those portions of the molecule that cause it to be a salt or ester or which are not bound to the molecule by covalent or similar bonds). During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an ANDA or 505(b)(2) NDA that references an NDA product with NCE exclusivity may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application (for example, for new indications, dosages, or strengths of an existing drug). This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. The three-year exclusivity period, unlike five-year exclusivity, does not prevent the submission of a competing ANDA or 505(b)(2) NDA. Instead, it only prevents FDA from granting final approval to such a product until expiration of the exclusivity period. Five-year and three-year exclusivity will not delay the submission (in the case of five-year exclusivity) or the approval (in the case of three-year exclusivity) of a full NDA submitted under section 505(b)(1) of the FDCA; however, an applicant submitting a full NDA would be required to conduct all of its own studies needed to independently support a finding of safety and effectiveness for the proposed product, or have a full right of reference to all studies not conducted by the applicant. Refer to the Risk Factor, “If our competitors develop and market products that are less expensive, have a reduced pill burden, are or are promoted as more effective or safer than our drug product, or our drug product does not achieve market acceptance vis-à-vis existing treatments, our commercial opportunities may be reduced or eliminated” above for additional information related to Notice Letters received.
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
As of September 30, 2018, Baupost beneficially owns approximately 21% of our issued and outstanding common stock. If Baupost converts all of the $164.7 million of Convertible Senior Notes due 2021 issued in May 2018, or the New Notes, into shares of our common stock pursuant to their terms, not including the additional 4.0 million shares that may be issuable under the Notes Conversion Agreement we entered into with Baupost on June 28, 2018 in connection with the proposed merger with Akebia, Baupost would beneficially own approximately 39% of our issued and outstanding common stock. Baupost, through its equity interests, may have significant influence over matters submitted to our stockholders for approval and other corporate actions, such as:

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
In addition to the risks set forth above, our proposed strategic merger with Akebia present the following additional risks to our business and operations.
Our merger with Akebia is subject to various closing conditions, including governmental approvals, and other uncertainties and there can be no assurances as to whether and when it may be completed.
On June 28, 2018, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Akebia and Alpha Therapeutics Merger Sub, Inc., or Merger Sub, pursuant to which Merger Sub will merge with and into us, with our company surviving as a wholly-owned subsidiary of Akebia, or the merger. The consummation of the merger is subject to customary closing conditions and a number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, (i) the effectiveness of the registration statement on Form S-4 to be filed with the SEC with respect to the shares of common stock of Akebia to be issued pursuant to the merger, which registration statement was declared effective on October 30, 2018; (ii) the approval of the Merger Agreement by our stockholders; (iii) the approval of the issuance of Akebia common stock in connection with the merger by Akebia's stockholders; (iv) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Clearance, which waiting period was terminated by the U.S. Federal Trade Commission on August 21, 2018; and (v) the absence of any law, regulation or order that has the effect of making the merger illegal or otherwise preventing the consummation of the merger. It is also possible that a change, event, fact, effect or circumstance could occur that could lead to a material adverse effect to us, which may give Akebia the ability to not complete the merger. We cannot predict with certainty whether and when the required closing conditions that have not yet been satisfied will be satisfied or if another uncertainty may arise.
If the merger does not receive, or timely receive, the required stockholder approvals, or if another event occurs delaying or preventing the merger, such delay or failure to complete the merger may cause uncertainty or other negative consequences that may materially and adversely affect our sales, financial performance and operating results, and the price per share for our common stock and perceived acquisition value.
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

Further, we and our directors and Akebia could become subject to lawsuits relating to the merger that may be filed. Three putative shareholder class action lawsuits and one additional putative shareholder lawsuit have been filed by our shareholders challenging the disclosures made in connection with the merger. The lawsuits seek to enjoin the merger, to recover damages if the merger is consummated, attorneys’ fees, and other relief. Additional lawsuits arising out of the merger may be filed in the future. While we intend to defend against any such actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.
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

ITEM 5. OTHER INFORMATION

First Supplemental Indenture
On November 8, 2018, we entered into the First Supplemental Indenture, or the First Supplement, to that certain Indenture, or the Indenture, dated as May 9, 2018, between us and The Bank of New York Mellon Trust Company, N.A., as trustee. As required by the terms of the previously-disclosed Notes Conversion Agreement, dated as of June 28, 2018, or the Conversion Agreement, among us, Baupost Group Securities, L.L.C., or Baupost, and, with respect to certain sections only, Akebia Therapeutics, Inc., or Akebia, and in connection with our proposed merger with Akebia, the First Supplement amends the Indenture to facilitate the conversion, immediately prior to the effectiveness of the merger as contemplated by the Conversion Agreement, of our Zero Coupon Convertible Senior Notes due 2021 held by Baupost into shares of our common stock.
The foregoing summary of the First Supplement does not purport to be complete and is qualified in its entirety by reference to the full text of the First Supplement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Employment Agreement with Jodie Morrison
On November 2, 2018, we entered into an Amendment, effective October 31, 2018, or the Amendment, to our Employment Agreement, or the Employment Agreement, with Jodie Morrison, our Interim Chief Executive Officer, to extend the term of the Employment Agreement to the earlier of the closing of a Change of Control (as defined in the Employment Agreement) or December 31, 2018. The Amendment also provides for, among other things, (i) continued payment to Ms. Morrison of her salary through the term of her employment, (ii) conversion of the prorated bonus contemplated by the Employment Agreement to a full annualized bonus, (iii) a $150,000 cash payment payable as of October 31, 2018 in recognition of the considerable efforts undertaken by Mr. Morrison in her role as Interim Chief Executive Officer, and (iv) a $200,000 cash retention payment to be made on the earlier of December 31, 2018 and the closing of a Change of Control, subject to Ms. Morrison’s continued employment with us through such date.
As disclosed in the joint proxy statement/prospectus filed by us and Akebia on October 30, 2018, the proposed business combination between us and Akebia pursuant to the Agreement and Plan of Merger, dated June 28, 2018, by and between, inter alia, us and Akebia, as amended, will constitute a Change of Control under the Employment Agreement, including the Amendment.
The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Notice Regarding Abbreviated New Drug Application
On October 31, 2018, or the Lupin Notice Date, we received a Paragraph IV certification notice letter, or the Lupin Notice Letter, regarding an ANDA submitted to the FDA by Lupin Atlantis Holdings SA, or Lupin, requesting approval to market, sell and use a generic version of Auryxia (ferric citrate) tablets (210 mg iron per tablet). In the Lupin Notice Letter, Lupin alleges that U.S. Patents nos. 5,753,706; 7,767,851; 8,093,423; 8,299,298; 8,338,642; 8,609,896; 8,754,257; 8,754,258; 8,846,976; 8,901,349; 9,050,316; 9,328,133; 9,387,191; and 9,757,416, which cover the approved drug substance, drug product and/or methods of using Auryxia, are invalid, unenforceable and/or will not be infringed by Lupin’s manufacture, use or sale of the product described in its ANDA. On November 6, 2018, or the Teva Notice Date, we received a Paragraph IV certification notice letter, or the Teva Notice Letter, regarding an ANDA submitted to the FDA by Teva Pharmaceuticals USA, Inc., or Teva, requesting approval to market, use or sell a generic version of Auryxia (ferric citrate) tablets (210 mg iron per tablet). In the Teva Notice Letter, Teva alleges that the patents (which are the same patents as those referenced in the Lupin Notice Letter, other than U.S. Patent no. 5,753,706), are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of the product described in its ANDA. We refer to the Lupin Notice Letter and the Teva Notice Letter collectively as the Notice Letters, the Lupin Notice Date and Teva Notice Date collectively as the Notice Dates, and the patents referenced in the Notice Letters collectively as the Patents. We are currently reviewing the Notice Letters and intend to vigorously enforce our intellectual property rights relating to Auryxia. By statute, we have 45 days from receipt of each Notice Letter to initiate a patent infringement lawsuit against Lupin and Teva, respectively and as applicable. Such lawsuits would automatically preclude the FDA from approving Lupin’s and Teva's ANDA until the earlier of 30 months from the applicable Notice Date or entry of a district court decision finding the Patents referenced in the applicable Notice Letter invalid, unenforceable or not infringed. The composition and use of Auryxia are currently claimed by 14 issued patents that are listed in the FDA’s Orange Book. The introduction of a generic version of Auryxia by Lupin, Teva or another party or a ruling that the Patents, or other of our patents, are invalid, unenforceable or will not be infringed by a generic version of Auryxia could have a material adverse effect on our business, results of operations and financial condition.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished as part of this report:

Exhibit Number	Exhibit Description

2.1
First Amendment to Agreement and Plan of Merger dated October 1, 2018, by and among Akebia Therapeutics, Inc., Alpha Therapeutics Merger Sub Inc. and Keryx Biopharmaceuticals, Inc., filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on October 1, 2018 (File No. 000-30929), and incorporated herein by reference.

10.1	First Supplemental Indenture dated November 8, 2018, by and between Keryx Biopharmaceuticals, Inc. and The Bank of New York Mellon Trust Company, N.A. to the Indenture dated as of May 9, 2018.

10.2†	Amendment to Employment Agreement with Jodie Morrison effective as of October 31, 2018.

10.3
Loan and Security Agreement dated July 18, 2018, between Keryx Biopharmaceuticals, Inc. and Silicon Valley Bank, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 20, 2018 (File No. 000-30929), and incorporated herein by reference.

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2018.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2018.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2018.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2018.

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

KERYX BIOPHARMACEUTICALS, INC.

Date: November 8, 2018	By:	/s/ Scott A. Holmes
Scott A. Holmes Chief Financial Officer Principal Financial and Accounting Officer