Form 10-Q/A
period 2018-09-30
KERYX BIOPHARMACEUTICALS INC
filed 2018-11-13
CIK 1114220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☒    No  ☐:

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
There were 120,375,926 shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2018.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is an amendment to Keryx Biopharmaceuticals, Inc.’s (the “Registrant”) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (the “Report”) filed with the Securities and Exchange Commission on November 8, 2018. The Registrant is filing this Amendment for the sole purpose of correcting an inadvertent transposition error on the cover page of the Report in the number of shares of the Registrant’s common stock, $0.001 par value, outstanding as of October 31, 2018, which should be 120,375,926 instead of 102,375,926. In addition, the Registrant is also including Exhibits 31.1 and 31.2 with this Amendment. This Amendment does not alter any other part of the content of the Report and does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

ITEM 6. EXHIBITS
The following exhibits are included with this Amendment:

Exhibit Number	Exhibit Description

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2018

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2018

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KERYX BIOPHARMACEUTICALS, INC.

Date: November 9, 2018	By:	/s/ Scott A. Holmes
Scott A. Holmes Chief Financial Officer Principal Financial and Accounting Officer